Form 10-Q
period 1998-06-30
REPUBLIC SERVICES INC
filed 1998-08-13
CIK 1060391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________


                         COMMISSION FILE NUMBER: 1-14267


                             REPUBLIC SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     65-0716904
    (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)


           110 S.E. 6TH STREET
         FT. LAUDERDALE, FLORIDA                              33301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]  No[ ]

         On August 6, 1998 the registrant had 79,724,417 outstanding shares of class A common stock, par value $.01 per share and had 95,688,083 outstanding shares of class B common stock, par value $.01 per share.

                             REPUBLIC SERVICES, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Balance Sheets as
             of June 30, 1998 and December 31, 1997....................................................         3

          Unaudited Condensed Consolidated Statements of Operations
             for the Three and Six Months Ended June 30, 1998 and
             1997......................................................................................         4

          Unaudited Condensed Consolidated Statement of Shareholder's
             Equity (Deficit) for the Six Months Ended June 30, 1998...................................         5

          Unaudited Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998 and 1997...........................................         6

          Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................................................        14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        20


                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................        21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................................        22



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             1998           1997
                                                                          ----------     ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................      $     17.1     $     --
   Restricted cash .................................................            13.2           18.8
   Accounts receivable, less allowance for
       doubtful accounts of $16.3 and $13.6,
       respectively ................................................           155.8          131.0
   Inventory .......................................................            11.8           11.7
   Other current assets ............................................            17.1           14.4
                                                                          ----------     ----------
         Total Current Assets ......................................           215.0          175.9
PROPERTY AND EQUIPMENT, NET ........................................           861.1          801.8
INTANGIBLE AND OTHER ASSETS, NET ...................................           505.9          370.3
                                                                          ----------     ----------
                                                                          $  1,582.0     $  1,348.0
                                                                          ==========     ==========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ................................................      $     41.0     $     40.2
   Accrued liabilities .............................................            80.5           57.6
   Deferred revenue ................................................            38.4           29.5
   Amounts due to Parent ...........................................         1,830.0          266.1
   Other current liabilities .......................................            48.7           42.7
                                                                          ----------     ----------
         Total Current Liabilities .................................         2,038.6          436.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..........................            62.4           64.3
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS ...........................            49.0           46.0
DEFERRED INCOME TAXES AND OTHER LIABILITIES ........................            55.7           50.8
COMMITMENTS AND CONTINGENCIES.......................................
SHAREHOLDER'S EQUITY (DEFICIT):
   Investment by Parent ............................................            --            749.8
   Preferred stock, par value $.01 per share;
      50,000,000 shares authorized; none issued ....................            --             --
   Common stock:
      Class A, par value $.01 per share;
         250,000,000 shares authorized; none
         issued ....................................................            --             --
      Class B, par value $.01 per share;
         125,000,000 shares authorized; 95,688,083
         shares issued and outstanding .............................             1.0            1.0
   Additional paid-in capital (deficit) ............................          (624.7)          --
                                                                          ----------     ----------
         Total Shareholder's Equity (Deficit) ......................          (623.7)         750.8
                                                                          ----------     ----------
                                                                          $  1,582.0     $  1,348.0
                                                                          ==========     ==========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                 -----------------------     -----------------------
                                                    1998          1997          1998          1997
                                                 ---------     ---------     ---------     ---------
REVENUE ...................................      $   335.9     $   283.7     $   636.7     $   546.9

EXPENSES:
   Cost of operations .....................          231.7         210.8         441.4         401.1
   Selling, general and administrative ....           33.5          25.8          65.6          57.7
                                                 ---------     ---------     ---------     ---------
OPERATING INCOME ..........................           70.7          47.1         129.7          88.1
INTEREST EXPENSE ..........................          (31.9)         (6.8)        (37.3)        (14.4)
INTEREST AND OTHER INCOME .................             .4            .2           1.2           3.2
                                                 ---------     ---------     ---------     ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .....................           39.2          40.5          93.6          76.9
PROVISION FOR INCOME TAXES ................           14.1          14.6          33.7          27.8
                                                 ---------     ---------     ---------     ---------
NET INCOME ................................      $    25.1     $    25.9     $    59.9     $    49.1
                                                 =========     =========     =========     =========
BASIC AND DILUTED EARNINGS PER
   SHARE ..................................      $     .26     $     .27     $     .63     $     .51
                                                 =========     =========     =========     =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ............................           95.7          95.7          95.7          95.7
                                                 =========     =========     =========     =========





        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
                                  (IN MILLIONS)

                                                                               ADDITIONAL
                                                             COMMON STOCK       PAID-IN
                                           INVESTMENT    -------------------     CAPITAL
                                            BY PARENT    CLASS A     CLASS B    (DEFICIT)
                                           ----------    -------     -------    --------
BALANCE AT DECEMBER 31, 1997 ........      $    749.8     $   --      $  1.0    $   --
    Net income ......................            59.9         --        --          --
    Business acquisitions contributed
       by Parent ....................           128.3         --        --          --
    Dividend to Parent ..............        (2,000.0)        --        --          --
    Dividend from Resources .........           437.3         --        --          --
    Transfer to additional paid-in
       capital (deficit) ............           624.7         --        --        (624.7)
                                           ----------     ------      ------    --------
BALANCE AT JUNE 30, 1998 ............      $       --     $   --      $  1.0    $ (624.7)
                                           ==========     ======      ======    ========






         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ---------------------
                                                                  1998         1997
                                                               --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES OF
    CONTINUING OPERATIONS:
   Net income ...........................................      $   59.9     $   49.1
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization .....................          49.7         42.1
      Changes in assets and liabilities, net of
         effects from business acquisitions:
            Accounts receivable .........................         (19.3)        (8.9)
            Prepaid expenses and other assets ...........          (1.0)        22.6
            Accounts payable and accrued liabilities ....         (16.4)        (5.7)
            Other liabilities ...........................          67.7         30.5
                                                               --------     --------
                                                                  140.6        129.7
                                                               --------     --------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ..................         (71.1)       (68.3)
   Other ................................................           9.8         (6.1)
                                                               --------     --------
                                                                  (61.3)       (74.4)
                                                               --------     --------
CASH USED IN FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt .......            .6          6.8
   Payments of notes payable and long-term debt .........         (27.9)       (62.7)
   (Decrease) increase in amounts due to Parent .........         (34.9)        19.7
   Other ................................................          --            5.8
                                                               --------     --------
                                                                  (62.2)       (30.4)
                                                               --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS ...................          17.1         24.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........          --           24.2
                                                               --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............      $   17.1     $   49.1
                                                               ========     ========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1.        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As of June 30, 1998, the Company was a wholly owned subsidiary of Republic Industries, Inc. (together with its subsidiaries, the "Parent"). These unaudited condensed consolidated financial statements exclude the accounts of the Company's subsidiary, Republic Resources Company, Inc. ("Resources"), the common stock of which was distributed to Parent in June 1998. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing in the Company's Prospectus dated June 30, 1998.

         These unaudited condensed consolidated financial statements reflect the accounts of the Company as a subsidiary of Parent subject to corporate general and administrative expense allocations as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

         All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock" which is designated when issued as either "Class A Common Stock" or "Class B Common Stock"), for all periods included in the unaudited condensed consolidated financial statements and the notes thereto have been retroactively adjusted for the recapitalization of Parent's 100 shares of common stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998, as more fully described in Note 7, Shareholder's Equity.

         In May 1998, Parent announced its intention to separate the Company from the Parent (the "Separation"). Parent also announced its intention to distribute its remaining shares of Common Stock in the Company as of the distribution date to Parent's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and Parent have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on Parent obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to Parent.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In July 1998, the Company completed an initial public offering of approximately 63.2 million shares of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all remaining amounts due to Parent through the issuance of shares of Class A Common Stock and through proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to Parent, Parent owned approximately 63.9% of the outstanding shares of Class A and Class B Common Stock which represents approximately 88.7% of the combined voting power of all of the outstanding shares of the Class A and Class B Common Stock. Following the Initial Public Offering and the repayment of amounts due to Parent, the Company had the following shares of Common Stock outstanding:

                                                 CLASS A    CLASS B     TOTAL
                                                 ------    -------    -------
Recapitalization of Parent's common stock ....     --         95.7       95.7
Repayment of amounts due to Parent ...........     16.5       --         16.5
Initial Public Offering ......................     63.2       --         63.2
                                                 ------    -------    -------
                                                   79.7       95.7      175.4
                                                 ======    =======    =======


         The following unaudited pro forma consolidated financial data has been prepared assuming the Initial Public Offering and the repayment in full of the amounts due to Parent had occurred as of the beginning of each period presented for pro forma statement of operations data and as of June 30, 1998 for pro forma balance sheet data:

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -----------------------     -----------------------
                                                  1998         1997           1998          1997
                                               ---------     ---------     ---------     ---------
Pro Forma Statement of Operations Data:

Operating income ........................      $    70.7     $    47.1     $   129.7     $    88.1
Interest expense ........................            (.7)         (2.2)         (1.4)         (3.7)
Interest and other income ...............             .4            .2           1.2           3.2
                                               ---------     ---------     ---------     ---------
Income from continuing
    operations before income taxes ......           70.4          45.1         129.5          87.6
Provision for income taxes ..............           25.3          16.3          46.6          31.7
                                               ---------     ---------     ---------     ---------
Net income ..............................      $    45.1     $    28.8     $    82.9     $    55.9
                                               =========     =========     =========     =========
Basic and diluted earnings per share ....      $     .26     $     .16     $     .47     $     .32
                                               =========     =========     =========     =========
Weighted average shares outstanding .....          175.4         175.4         175.4         175.4
                                               =========     =========     =========     =========



                                                     JUNE 30, 1998
                                               ------------------------
                                               PRO FORMA     AS REPORTED
                                               ----------    ----------
Balance Sheet Data:

Amounts due to Parent ...................      $     --      $  1,830.0
Total debt ..............................            73.8          73.8
Total shareholders' equity (deficit) ....         1,206.3        (623.7)


      The unaudited pro forma consolidated financial data are provided for informational purposes only and should not be construed to be indicative of the Company's consolidated financial position or results of operations had the transactions and events described above been consummated on the dates assumed and do not project the Company's financial condition or results of operations for any future date or period.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. BUSINESS COMBINATIONS

      Parent has acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock ("Parent Common Stock"). These businesses were contributed by Parent to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Parent in accounting for business combinations.

      Businesses acquired through June 30, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

      During the six months ended June 30, 1998, Parent acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Parent in transactions accounted for under the purchase method of accounting was $128.3 million consisting of $60.3 million in cash and
3.4 million shares of Parent Common Stock valued at $68.0 million.

      The assets and liabilities contributed by Parent to the Company based upon the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of 1997 immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the six months ended June 30 were as follows:

                                      SIX MONTHS ENDED
                                           JUNE 30,
                                     ---------------------
                                        1998        1997
                                     --------     --------

Property and equipment ........      $   23.9     $  25.8
Intangible assets .............         142.5        85.1
Other assets ..................          10.0         2.5
Working capital deficiency ....         (22.7)       (9.6)
Debt assumed ..................         (25.4)      (15.6)
Investment by Parent ..........        (128.3)      (88.2)

         The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               ----------------------
                                                  1998         1997
                                               ---------    ---------

Revenue .................................      $   646.7    $   603.5
Net income ..............................      $    60.3    $    51.1
Basic and diluted earnings per share ....      $     .63    $     .53
Common shares outstanding ...............           95.7         95.7

         The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                    ----------     -----------
Land, landfills and improvements .................  $    441.4     $    420.1
Furniture, fixtures, trucks and equipment ........       726.9          668.9
Buildings and improvements .......................       139.9          126.6
                                                    ----------     ----------
                                                       1,308.2        1,215.6
Less: accumulated depreciation, amortization
    and depletion ................................      (447.1)        (413.8)
                                                    ----------     ----------
                                                    $    861.1     $    801.8
                                                    ==========     ==========


4. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years.

         Accumulated amortization of intangible assets at June 30, 1998 and December 31, 1997 was $64.5 million and $57.9 million, respectively.


5.  NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:

                                                                                            JUNE 30,  DECEMBER 31,
                                                                                             1998        1997
                                                                                           -------    -----------
Bonds payable under loan agreements with California Pollution Control Financing
    Authority; interest
    at prevailing market rates ......................................................      $  43.1     $  43.1
Other notes; secured by real property,
    equipment and other assets ......................................................         30.7        32.0
                                                                                           -------     -------
                                                                                              73.8        75.1
         Less: current portion (included in other
             current liabilities) ...................................................        (11.4)      (10.8)
                                                                                           -------     -------
                                                                                           $  62.4     $  64.3
                                                                                           =======     =======



      In July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the facility bear interest at LIBOR based rates.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6.     AMOUNTS DUE TO PARENT

         Amounts due to Parent consist of the following:

                                                                                         June 30,             December 31,
                                                                                           1998                   1997
                                                                                        --------              ------------
Due to Republic Corporate Management Company
    ("RCMC")...........................................................                   $139.5               $107.8
Notes payable to Resources.............................................                    255.9                158.3
Company notes payable..................................................                  1,434.6                   --
                                                                                        --------               ------
                                                                                        $1,830.0               $266.1
                                                                                        ========               ======


         Due to RCMC includes allocations of various expenses from Parent including general and administrative expenses, risk management premiums, income taxes and other costs. Such liabilities are non-interest bearing and have no specified repayment terms. In July 1998, the Company repaid amounts due to RCMC through the issuance of 5.8 million shares of Class A Common Stock.

         Notes payable to Resources represent borrowings under revolving credit facilities to fund the Company's operations and to repay debt assumed in acquisitions. Borrowings under these facilities bear interest at prime plus 50 basis points and are payable on demand. Interest expense on notes payable to Resources was $5.0 million and $4.6 million for the three months ended June 30, 1998 and 1997, respectively, and $9.7 million and $10.7 million for the six months ended June 30, 1998 and 1997, respectively. In July 1998, the Company repaid the notes payable to Resources through the issuance of 10.7 million shares of Class A Common Stock.

         Company notes payable ("Company Notes") were issued in April 1998 in payment of the $2.0 billion dividend to Parent described in Note 7, Shareholder's Equity. The Company Notes have a term of one-year and bear interest at a rate of LIBOR plus 30 basis points. Interest expense on the Company Notes was $26.2 million for the three months ended June 30, 1998. In June 1998, the Company prepaid a portion of amounts outstanding under the Company Notes totaling $565.4 million using cash, a receivable from Resources and assets received from the Resources Dividend as described in Note 7, Shareholder's Equity. In July 1998, the Company prepaid all remaining amounts outstanding under the Company Notes using the net proceeds from the Initial Public Offering.


7. SHAREHOLDER'S EQUITY

         In April 1998, the Company declared a $2.0 billion dividend to Parent that it paid in the form of the Company Notes.

         In June 1998, the Company received a dividend of certain assets from Resources totaling approximately $437.3 million (the "Resources Dividend") that was used to prepay a portion of the Company Notes.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In July 1998, the Company amended and restated its Certificate of Incorporation to authorize capital stock consisting of (a) 50,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"), and (b) 750,000,000 shares of Common Stock, of which 250,000,000 shares have been authorized as Class A Common Stock, 125,000,000 shares have been authorized as Class B Common Stock and 375,000,000 shares may be designated by the Company's Board of Directors as either Class A Common Stock or Class B Common Stock. In addition, all 100 shares of common stock previously held by Parent were converted into 95,688,083 shares of Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the stockholders, including the election of directors.


8. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.


9. STOCK OPTIONS

         In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Class A Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. The Company has reserved 20,000,000 shares of Class A Common Stock for issuance pursuant to options granted under the Stock Incentive Plan and Substitute Options (as defined below). As of June 30, 1998, no options were outstanding under the Stock Incentive Plan.

         Following the Distribution the Company intends to issue substitute options under the Stock Incentive Plan (collectively, "Substitute Options") in substitution for grants under Parent's stock option plans as of the date of the Distribution (collectively, "Parent Stock Options") held by individuals employed by the Company as of the date of the Distribution (the "Company Employees"). Such Substitute Options will provide for the purchase of a number of shares of Class A Common Stock determined based on a ratio of average trading prices of Parent Common Stock and Class A Common Stock immediately prior to the Distribution. It is not possible to specify how many shares of Class A Common Stock will be subject to Substitute Options. It is expected that some Parent Stock Options consisting of stock options held by the Company Employees will be exercised and that some will be forfeited, and that additional Parent Stock Options will be granted, prior to the date of the Distribution. In addition, the remaining balance of unexercised Parent Stock Options will be converted into Substitute Options by reference to the ratio described above, which will not be known until the time of the Distribution.


10. EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the number of common shares outstanding during the period after giving retroactive effect to the recapitalization of the 100 shares of common stock held by Parent into 95,688,083 shares of Class B Common Stock. Diluted earnings per share equals basic earnings per share for all periods presented since the Company had no common share equivalents outstanding during the periods presented. As described in Note 1, Basis of Presentation, following the Initial Public Offering, the Company had approximately 175.4 million shares of Class A and Class B Common Stock outstanding.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


11. RELATED PARTY TRANSACTIONS

         Parent's corporate general and administrative costs not specifically attributable to its operating subsidiaries have been allocated to the Company based upon the ratio of the Company's invested capital to Parent's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative costs and were approximately $3.7 million and $2.5 million for the three months ended June 30, 1998 and 1997, respectively, and $7.5 million and $4.6 million for the six months ended June 30, 1998 and 1997, respectively. These amounts approximate management's estimate of Parent's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would incur to obtain such services on its own or from unaffiliated third parties.

         In June 1998, the Company and Parent entered into a services agreement (the "Services Agreement") pursuant to which Parent will provide to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. In exchange for the provision of such services, fees will be payable by the Company to Parent in the amount of $1.25 million per month, subject to review and adjustment as the Company reduces the amount of services it obtains from Parent from time to time. The Company believes that the fees for services that will or may be provided under the Services Agreement will be no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties.

         The Company participates in Parent's combined risk arrangement programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $9.7 million and $7.6 million during the six months ended June 30, 1998 and 1997, respectively. The Company's liability for unpaid and incurred but not reported claims under the Parent's combined risk management programs was estimated to be approximately $17.8 million and $12.6 million at June 30, 1998 and December 31, 1997, respectively, and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.


12. LEGAL MATTERS

         The Company is a party to various general legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 1998, the Company was a wholly owned subsidiary of Republic Industries, Inc. (together with its subsidiaries, the "Parent"). All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock" which is designated when issued as either "Class A Common Stock" or "Class B Common Stock") have been retroactively adjusted for the recapitalization of Parent's 100 shares of common stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998, as more fully described in Note 7, Shareholder's Equity, of notes to unaudited condensed consolidated financial statements.

         In May 1998, Parent announced its intention to separate the Company from the Parent (the "Separation"). Parent also announced its intention to distribute its remaining shares of Common Stock in the Company as of the distribution date to Parent's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and Parent have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on Parent obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to Parent.

         In July 1998, the Company completed an initial public offering of approximately 63.2 million shares of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all remaining amounts due to Parent through the issuance of Class A shares of Common Stock and through proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to Parent, Parent owned approximately 63.9% of the outstanding shares of Class A and Class B Common Stock which represents approximately 88.7% of the combined voting power of all of the outstanding shares of the Class A and Class B Common Stock. Following the Initial Public Offering and the repayment of amounts due to Parent, the Company had the following shares of Common Stock outstanding:

                                                   CLASS A    CLASS B     TOTAL
                                                   -------    -------    -------
Recapitalization of Parent's common stock ....        --         95.7       95.7
Repayment of amounts due to Parent ...........        16.5       --         16.5
Initial Public Offering ......................        63.2       --         63.2
                                                    ------    -------    -------
                                                      79.7       95.7      175.4
                                                    ======    =======    =======


         The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company as a subsidiary of Parent subject to corporate general and administrative expense allocations as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.


BUSINESS COMBINATIONS

         The Company makes decisions to acquire or invest in businesses based on financial and strategic considerations.

         Parent has acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock ("Parent Common Stock"). These businesses were contributed by Parent to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Parent in accounting for business combinations.

         Businesses acquired through June 30, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 1998, Parent acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Parent in transactions accounted for under the purchase method of accounting was $128.3 million consisting of $60.3 million in cash and 3.4 million shares of Parent Common Stock valued at $68.0 million.


CONSOLIDATED RESULTS OF OPERATIONS

         Net income was $25.1 million or $.26 per share for the three months ended June 30, 1998 as compared to $25.9 million or $.27 per share for the three months ended June 30, 1997. Net income was $59.9 million or $.63 per share for the six months ended June 30, 1998 as compared to $49.1 million or $.51 per share for the six months ended June 30, 1997.

         The following table sets forth revenue and cost of operations, selling, general and administrative expenses, Parent overhead allocations and operating income with percentages of revenue for the periods indicated (in millions):

                                           THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------    ------------------------------------------
                                      1998         %         1997        %          1998         %         1997          %
                                    --------    -------    --------    -------    --------    -------    --------    -------
Revenue ......................      $  335.9      100.0    $  283.7      100.0    $  636.7      100.0    $  546.9      100.0

Expenses:
  Cost of operations .........         231.7       69.0       210.8       74.3       441.4       69.3       401.1       73.3
  Selling, general
      and administrative
      expenses ...............          29.8        8.9        23.3        8.2        58.1        9.1        53.1        9.7
  Parent overhead
      allocations ............           3.7        1.1         2.5         .9         7.5        1.2         4.6         .9
                                    --------    -------    --------    -------    --------    -------    --------    -------

Operating Income .............      $   70.7       21.0    $   47.1       16.6    $  129.7       20.4    $   88.1       16.1
                                    ========    =======    ========    =======    ========    =======    ========    =======



         Revenue was $335.9 million and $283.7 million for the three months ended June 30, 1998 and 1997, respectively, an increase of 18%. Acquisitions accounted for 8% of the increase, price and primarily volume accounted for 5% of the increase and "tuck-in" acquisitions accounted for 5% of the increase. Revenue was $636.7 million and $546.9 million for the six months ended June 30, 1998 and 1997, respectively, an increase of 16%. Acquisitions accounted for 6% of the increase, price and primarily volume accounted for 5% of the increase and "tuck-in" acquisitions accounted for 5% of the increase.

         All of the Company's revenue sources showed increases in aggregate dollar amounts for the three and six months ended June 30, 1998 versus the comparable 1997 periods. The following table reflects total revenue of the Company by revenue source excluding intercompany disposal revenue:


                                     THREE MONTHS                                SIX MONTHS
                                     ENDED JUNE 30,        INCREASE              ENDED JUNE 30,          INCREASE
                               --------------------    -----------------    --------------------    -----------------
                                 1998        1997         $         %         1998        1997         $          %
                               --------    --------    -------    ------    --------    --------    -------    ------
Collection ..............      $  262.5    $  223.8    $  38.7      17.3    $  502.3    $  428.2    $  74.1      17.3
Transfer and
    disposal ............          31.9        31.5         .4       1.3        62.3        61.3        1.0       1.6
Sale of recycling
    materials ...........          11.4        10.7         .7       6.5        23.7        20.6        3.1      15.0
Other ...................          30.1        17.7       12.4      70.1        48.4        36.8       11.6      31.5
                               --------    --------    -------              --------    --------    -------
       Total Revenue ....      $  335.9    $  283.7    $  52.2      18.4    $  636.7    $  546.9    $  89.8      16.4
                               ========    ========    =======              ========    ========    =======



         Cost of operations was $231.7 million and $441.4 million for the three and six months ended June 30, 1998, respectively, versus $210.8 million and $401.1 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Cost of operations as a percentage of revenue was 69.0% and 69.3% for the three and six months ended June 30, 1998, respectively, versus 74.3% and 73.3% for the comparable 1997 periods. The decreases in such costs as percentages of revenue are primarily a result of improved operating efficiencies.

         Selling, general and administrative expenses were $29.8 million and $58.1 million for the three and six months ended June 30, 1998, respectively, versus $23.3 million and $53.1 million for the comparable 1997 periods. Selling, general and administrative expenses as a percentage of revenue were 8.9% and 9.1% for the three and six months ended June 30, 1998, respectively, versus 8.2% and 9.7% for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions.


PARENT OVERHEAD ALLOCATIONS

         Parent overhead allocations include allocations of general and administrative costs not specifically attributable to its operating subsidiaries. Such allocations are based upon the ratio of the Company's invested capital to Parent's consolidated invested capital and were $3.7 million and $7.5 million for the three and six months ended June 30, 1998, respectively, as compared to $2.5 million and $4.6 million for comparable 1997 periods. These allocations approximate management's estimate of Parent's corporate overhead required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would incur to obtain such services on its own or from unaffiliated third parties.

         In June 1998, the Company and Parent entered into a services agreement (the "Services Agreement") pursuant to which Parent will provide certain services to the Company for a fee of $1.25 million per month. See Note 11, Related Party Transactions, of notes to unaudited condensed consolidated financial statements for discussion of the Services Agreement.

INTEREST EXPENSE

         Interest expense was incurred primarily on amounts due to Parent. Interest expense was $31.9 million and $37.3 million for three and six months ended June 30, 1998, respectively, as compared to $6.8 million and $14.4 for the comparable 1997 periods. The increases in interest expense for the three and six months ended June 30, 1998 versus the comparable 1997 periods are attributable to interest on the amounts due to Parent. All amounts due to Parent were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

INCOME TAXES

         The provision for income taxes was $14.1 million and $33.7 million for the three and six months ended June 30, 1998, respectively, as compared to $14.6 million and $27.8 million for the comparable 1997 periods. Income taxes have been provided based upon the Company's anticipated annual effective tax rate.

         Following the Initial Public Offering, the Company will no longer be included in the Parent's consolidated federal income tax return.

ENVIRONMENTAL AND LANDFILL MATTERS

         The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed on an annual basis. Such reviews provide the basis upon which the Company estimates future costs and revises the related accruals. Changes in these estimates primarily relate to permit modifications, inflation and changes in regulations, all of which are taken into consideration annually.

         The current and long-term portion of accrued closure and post-closure costs associated with landfills are included in other current liabilities and accrued environmental and landfill costs, respectively, in the Company's unaudited condensed consolidated balance sheets. The increase in such accruals resulted from the normal accrual of closure and post-closure costs based on airspace consumed plus additional costs associated with new landfills acquired and internally developed during the period.

         Costs related to environmental remediation activities are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated.

FINANCIAL CONDITION

         At June 30, 1998, the Company had $17.1 million of unrestricted cash.

         As previously discussed, in July 1998, the Company completed the Initial Public Offering resulting in net proceeds of approximately $1.4 billion. In July 1998, the Company repaid in full all remaining amounts due to Parent through the issuance of shares of Class A Common Stock and through proceeds from the Initial Public Offering. Following the Initial Public Offering, the Company had total debt outstanding and shareholders' equity of approximately $73.8 million and $1.2 billion, respectively.

         Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, had been satisfied pursuant to Parent's corporate-wide cash management policies. Following the Initial Public Offering, the Company will be financed autonomously and Parent will no longer provide funds to finance the Company's operations or acquisitions. The Company's operating cash flow will be retained by the Company subsequent to the Initial Public Offering to finance its working capital, acquisition and other requirements. Additionally, in July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the facility bear interest at LIBOR based rates. Proceeds from the facility will be used to satisfy future working capital requirements, capital expenditures and acquisitions.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.


CASH FLOWS

         Cash and cash equivalents increased by $17.1 million and $24.9 million during the six months ended June 30, 1998 and 1997, respectively. The major components of these changes are discussed below.


CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $140.6 million and $129.7 million during the six months ended June 30, 1998 and 1997, respectively. The increase is due to expansion of the Company's business.


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions. Capital additions were $71.1 million and $68.3 million during the six months ended June 30, 1998 and 1997, respectively.

         The Company believes capital expenditures will increase due to expansion of the Company's business. In addition, following the Initial Public Offering, the Company expects to use primarily cash for business acquisitions. The Company intends to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, the Company's $1.0 billion revolving credit facility and other financings.


CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the six months ended June 30, 1998 and 1997 included commercial bank and affiliate borrowings and repayments of debt. Proceeds from bank and affiliate borrowings were used to fund capital additions, repay debt and expand the Company's business during the periods.


SEASONALITY

         The Company's operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of the Company's landfill sites and other facilities.

YEAR 2000 SYSTEMS COSTS

         The Company utilizes software and related technologies that may be affected by the date change in the year 2000 ("Year 2000"). The Company is in the process of evaluating the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. The majority of the Company's information systems are supported by third party vendors who are responsible for system modifications to address the Year 2000 issue. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.


NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2000. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the solid waste industry; dependence on acquisitions for growth; compliance with environmental regulations; dependence on Parent for certain services; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's dependence on key personnel; general economic conditions; dependence on large, long-term collection contracts; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Subsequent to the repayment of all remaining amounts due to Parent in July 1998, the Company's market sensitive financial instruments consist primarily of variable rate debt that is not material to the Company's consolidated financial position. Therefore, management believes the Company does not have material exposure to market risk.

                          PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES. On July 1, 1998, the Company issued 16,474,416 shares of Class A Common Stock to subsidiaries of Parent in satisfaction of an aggregate of approximately $395.4 million of intercompany payables and amounts due to such subsidiaries, which amounts were included in amounts due to Parent in the Company's unaudited condensed consolidated financial statements. The issuance of the Class A Common Stock was made pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On July 7, 1998, the Company completed an initial public offering of 63,250,000 shares of its Class A Common Stock, $0.01 par value per share (the "Offering"). The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Commission Registration No. 333-52505), that was declared effective by the Securities and Exchange Commission ("SEC") on June 30, 1998. The managing underwriters in the Offering were Merrill Lynch & Co., Deutsche Bank Securities and Donaldson, Lufkin & Jenrette Securities Corporation (the "U.S. Underwriters") as to 50,600,000 shares offered and sold in the United States and Canada, and Merrill Lynch International, Deutsche Bank and Donaldson, Lufkin & Jenrette International (the "International Underwriters," and together with the U.S. Underwriters, the "Underwriters") as to 12,650,000 shares offered and sold outside the United States and Canada. The Offering was completed after all of the 63,250,000 shares of Class A Common Stock which were registered, including 8,250,000 shares sold pursuant to the exercise by the Underwriters of all of their options to cover over-allotments, were sold at a price of $24.00 per share. The aggregate price of the Offering amount registered and sold for the Company's account was $1,518,000,000, including an aggregate of $75,900,000 in underwriting discounts to the Underwriters. The following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts, all of which amounts are estimated except for the fees of the SEC, the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange:

         SEC registration fee.................................  $  457,250
         NASD filing fee......................................      30,500
         New York Stock Exchange original listing fee.........     245,600
         Accounting fees and expenses.........................   3,000,000
         Legal fees and expenses..............................   2,400,000
         Printing and engraving expenses......................   1,150,000
         Miscellaneous fees and expenses......................     216,650
                                                                ----------
         Total................................................  $7,500,000
                                                                ==========

After deducting underwriting discounts and estimated offering expenses described above, on July 7, 1998, the Company received net proceeds from the Offering of approximately $1,434,600,000. On July 7, 1998, the Company used all of the net proceeds to prepay $1,434,600,000 of certain notes payable to Parent, as described in the Registration Statement. None of the net proceeds from the Offering were paid directly or indirectly to any directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company, or to affiliates of the Company, except that Parent owns approximately 63.9% of the total outstanding shares of Class A Common Stock and Class B Common Stock of the Company and Parent is an affiliate of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         Exhibit
         Number                             Description
         ------                             -----------

         3.1 Amended and Restated Certificate of Incorporation of Republic Services, Inc.

         3.2      Amended and Restated Bylaws of Republic Services, Inc.

         4.1 Long Term Credit Agreement dated as of July 10, 1998 among Republic Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent, and the several financial institutions party thereto.

         10.1 Separation and Distribution Agreement dated as of June 30, 1998 by and between Republic Services, Inc. and Republic Industries, Inc.

         10.2 Employee Benefits Agreement dated as of June 30, 1998 by and between Republic Services, Inc. and Republic Industries, Inc.

         10.3 Services Agreement dated as of June 30, 1998 by and between Republic Services, Inc. and Republic Industries, Inc.

         10.4 Tax Indemnification and Allocation Agreement dated as of June 30, 1998 by and between Republic Services, Inc. and Republic Industries, Inc.

         10.5     1998 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.5 of the Company's Registration Statement on Form S-1/A filed on June 29, 1998, Registration No. 333-52505).

         27.1 Financial Data Schedule for the Six Months Ended June 30, 1998 (for SEC use only)

         27.2 Financial Data Schedule for the Six Months Ended June 30, 1997 (for SEC use only)

(b)      REPORTS ON FORM 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REPUBLIC SERVICES, INC.

                                        By: /s/ Tod C. Holmess
                                           ----------------------------------
                                           Tod C. Holmes
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Date: August 13, 1998