Form 10-Q
period 1998-09-30
REPUBLIC SERVICES INC
filed 1998-11-13
CIK 1060391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 9, 1998 the registrant had 79,724,417 outstanding shares of class A common stock, par value $.01 per share and had 95,688,083 outstanding shares of class B common stock, par value $.01 per share.

                             REPUBLIC SERVICES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                   PAGE
                                                                                   ----
ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets as
           of September 30, 1998 and December 31, 1997..........................     3

        Unaudited Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 1998 and
           1997.................................................................     4

        Unaudited Condensed Consolidated Statement of Shareholders'
           Equity for the Nine Months Ended September 30, 1998..................     5

        Unaudited Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1998 and 1997................     6

        Notes to Unaudited Condensed Consolidated Financial Statements..........     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................    15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............    23


                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................    24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................    24


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            1998                    1997
                                                                            ----                    ----
                                                      ASSETS
Current assets:
   Cash and cash equivalents...........................................   $    21.4               $    --
   Restricted cash.....................................................        12.7                  18.8
   Accounts receivable, less allowance for
       doubtful accounts of $18.1 and $13.6,
       respectively....................................................       162.5                 131.0
   Inventory      .....................................................        12.6                  11.7
   Other current assets................................................        14.8                  14.4
                                                                           --------              --------
         Total Current Assets..........................................       224.0                 175.9
Property and equipment, net............................................       887.8                 801.8
Intangible and other assets, net.......................................       601.9                 370.3
                                                                           --------              --------
                                                                           $1,713.7              $1,348.0
                                                                           ========              ========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................    $   40.4              $   40.2
   Accrued income taxes................................................        15.5                    --
   Accrued liabilities.................................................        93.3                  57.6
   Deferred revenue....................................................        41.9                  29.5
   Amounts due to Parent...............................................         3.7                 266.1
   Other current liabilities...........................................        49.0                  42.7
                                                                           --------              --------
         Total Current Liabilities.....................................       243.8                 436.1
Long-term debt, net of current maturities..............................       102.2                  64.3
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS...............................        49.4                  46.0
DEFERRED INCOME TAXES AND OTHER LIABILITIES............................        66.8                  50.8
Commitments and contingencies..........................................
Shareholders' equity:
   Investment by Parent................................................          --                 749.8
   Preferred stock, par value $.01 per share;
      50,000,000 shares authorized; none issued........................          --                    --
   Common stock:
      Class A, par value $.01 per share; 250,000,000 shares
         authorized; 79,724,417 and none issued and outstanding,
         respectively..................................................          .8                    --
      Class B, par value $.01 per share;
         125,000,000 shares authorized; 95,688,083
         shares issued and outstanding.................................         1.0                   1.0
   Additional paid-in capital..........................................     1,203.5                    --

   Retained earnings...................................................        46.2                    --
                                                                           --------              --------
         Total Shareholders' Equity....................................     1,251.5                 750.8
                                                                           --------              --------
                                                                           $1,713.7              $1,348.0
                                                                           ========              ========


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                               -------------------                -------------------
                                                               1998             1997               1998            1997
                                                               ----             ----               ----            ----
REVENUE.................................................      $355.0           $287.6            $991.7          $834.5

EXPENSES:
   Cost of operations...................................       220.1            179.8             611.7           538.8
   Depreciation and amortization........................        26.7             22.2              76.5            64.3
   Selling, general and administrative..................        32.9             29.3              98.6            87.0
                                                              -------          ------            ------          ------
OPERATING INCOME........................................        75.3             56.3             204.9           144.4
INTEREST EXPENSE........................................        (3.2)            (6.2)            (40.4)          (20.6)
INTEREST INCOME.........................................          .3               .7               1.0             3.6
OTHER INCOME (EXPENSE)..................................         (.2)              .2                .3              .5
                                                              ------           ------            ------          ------
INCOME BEFORE INCOME TAXES..............................        72.2             51.0             165.8           127.9
PROVISION FOR INCOME TAXES..............................        26.0             18.5              59.7            46.3
                                                              ------           ------            ------          ------
NET INCOME..............................................      $ 46.2           $ 32.5            $106.1          $ 81.6
                                                              ======           ======            ======          ======
BASIC AND DILUTED EARNINGS PER
   SHARE................................................      $  .26           $  .34            $  .87          $  .85
                                                              ======           ======            ======          ======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING..........................................       175.4             95.7             122.3            95.7
                                                              ======           ======            ======          ======





        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)



                                                                          COMMON STOCK          ADDITIONAL
                                                       INVESTMENT      -------------------        PAID-IN          RETAINED
                                                       BY PARENT       CLASS A     CLASS B        CAPITAL          EARNINGS
                                                       ----------      -------     -------       ----------        --------
BALANCE AT DECEMBER 31, 1997.....................      $  749.8         $ --        $1.0           $     --          $  --
    Net income...................................          59.9           --          --                 --           46.2
    Business acquisitions
       contributed by Parent.....................         128.3           --          --                 --             --
    Dividend to Parent...........................      (2,000.0)          --          --                 --             --
    Dividend from Resources......................         437.3           --          --                 --             --
    Transfer to additional
       paid-in capital...........................         624.7           --          --             (624.7)            --
    Issuance of Class A Common Stock
       to Parent.................................            --           .2          --              395.2             --
    Sale of Class A Common Stock.................            --           .6          --            1,433.0             --
                                                       --------         ----        ----           ---------         -----
BALANCE AT SEPTEMBER 30, 1998....................      $     --         $ .8        $1.0           $1,203.5          $46.2
                                                       ========         ====        ====           =========         =====





         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ------------------------
                                                                                1998            1997
                                                                             ---------        -------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income .............................................................  $   106.1        $  81.6
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization........................................       76.5           64.3
      Changes in assets and liabilities, net of
         effects from business acquisitions:
            Accounts receivable............................................      (24.6)         (14.6)
            Other assets...................................................        (.6)          27.2
            Accounts payable and accrued liabilities.......................      (34.4)         (11.0)
            Current and deferred income taxes
               payable.....................................................       56.7            7.9
            Other liabilities..............................................       50.3           33.5
                                                                                ------        -------
                                                                                 230.0          188.9
                                                                                ------        -------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment.....................................     (110.1)        (107.7)
   Cash used in business acquisitions, net of
      cash acquired........................................................      (68.6)           1.3
   Other ..................................................................        9.9           (9.9)
                                                                               -------        -------
                                                                                (168.8)        (116.3)
                                                                               -------        -------
CASH USED IN FINANCING ACTIVITIES:
   Proceeds from sale of common stock......................................    1,433.6             --
   (Decrease) increase in amounts due to Parent............................   (1,469.5)           9.0
   Payments of notes payable and long-term debt............................      (45.9)         (79.8)
   Net proceeds from revolving credit facility.............................       42.0             --
   Other ..................................................................         --            (4.3)
                                                                             ---------        -------
                                                                                 (39.8)          (75.1)
                                                                             ---------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       21.4            (2.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................         --            24.2
                                                                             ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $    21.4        $   21.7
                                                                             =========        ========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As of September 30, 1998, approximately 63.9% of the Company's stock was owned by Republic Industries, Inc. (together with its subsidiaries, the "Parent"). These unaudited condensed consolidated financial statements exclude the accounts of the Company's subsidiary, Republic Resources Company, Inc. ("Resources"), the common stock of which was distributed to Parent in June 1998. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing in the Company's Prospectus dated June 30, 1998.

         These unaudited condensed consolidated financial statements reflect the accounts of the Company as a subsidiary of Parent subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

         All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock" which is designated when issued as "Class A Common Stock" or "Class B Common Stock"), for all periods included in the unaudited condensed consolidated financial statements and the notes thereto have been retroactively adjusted for the recapitalization of Parent's 100 shares of common stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998, as more fully described in Note 7, Shareholders' Equity.

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

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         On July 1, 1998, the Company completed an initial public offering of approximately 63.2 million shares of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all remaining amounts due to Parent as of June 30, 1998 through the issuance of shares of Class A Common Stock and through all of the proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to Parent, Parent owned approximately 63.9% of the outstanding shares of Class A and Class B Common Stock which represents approximately 88.7% of the combined voting power of all of the outstanding shares of the Class A and Class B Common Stock.

         The following unaudited pro forma consolidated statement of operations data has been prepared assuming the Initial Public Offering and the repayment in full of the amounts due to Parent had occurred as of the beginning of each period presented:

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------           -------------------
                                                                       1998         1997              1998        1997
                                                                      ------         ----           ------       ------
Operating income..........................................            $ 75.3       $ 56.3           $204.9       $144.4
Interest expense..........................................              (1.8)        (1.3)            (3.1)        (5.0)
Interest income...........................................                .3           .7              1.0          3.6
Other income (expense)....................................               (.2)          .2               .3           .5
                                                                      ------       ------           ------       ------
Income before income taxes................................              73.6         55.9            203.1        143.5
Provision for income taxes................................              26.5         20.3             73.1         52.0
                                                                      ------       ------           ------       ------
Net income................................................            $ 47.1       $ 35.6           $130.0       $ 91.5
                                                                      ======       ======           ======       ======
Basic and diluted earnings per share......................            $  .27       $  .20           $  .74       $  .52
                                                                      ======       ======           ======       ======
Weighted average shares outstanding.......................             175.4        175.4            175.4        175.4
                                                                      ======       ======           ======       ======


         The unaudited pro forma consolidated statement of operations data are provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the transactions and events described above been consummated on the dates assumed and do not project the Company's results of operations for any future date or period.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. BUSINESS COMBINATIONS

         In September 1998, the Company entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired include 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. The Company will pay approximately $500.0 million in cash plus certain additional properties in this transaction, which will be accounted for under the purchase method of accounting. The closing of this transaction is subject to approvals by various state and federal agencies.

         Prior to the Initial Public Offering, Parent acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock ("Parent Common Stock"). These businesses were contributed by Parent to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Parent in accounting for business combinations.

         Businesses acquired through September 30, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During 1998, Parent acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Parent in transactions accounted for under the purchase method of accounting was $128.3 million consisting of $60.3 million in cash and 3.4 million shares of Parent Common Stock valued at $68.0 million. Subsequent to the Initial Public Offering on July 1, 1998, the Company acquired various businesses accounted for under the purchase method of accounting for an aggregate purchase price of $72.4 million in cash.

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the nine months ended September 30:


                                                              1998             1997
                                                            --------         ---------

Property and equipment....................................  $  34.6           $ 30.8
Intangible assets.........................................    239.8             87.8
Other assets..............................................     16.6              5.0
Working capital (deficiency)..............................    (53.8)           (13.4)
Debt assumed..............................................    (40.3)           (19.7)
Contribution from Parent..................................   (128.3)           (91.8)
                                                            -------           ------
Cash used in acquisitions, net of cash acquired...........  $  68.6           $ (1.3)
                                                            =======           ======

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                              1998                 1997
                                                            --------             ---------
 S>
Revenue..............................................       $1,017.8               $933.4
Net income...........................................       $  106.8               $ 83.9
Basic and diluted earnings per share.................       $    .87               $  .88
Common shares outstanding............................          122.3                 95.7

         The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.


3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                1998                   1997
                                                               --------              ---------
Land, landfills and improvements...........................    $  451.8              $  420.1
Furniture, fixtures, trucks and equipment..................       742.3                 668.9
Buildings and improvements.................................       150.1                 126.6
                                                               --------              --------
                                                                1,344.2               1,215.6
Less: accumulated depreciation, amortization
    and depletion..........................................      (456.4)               (413.8)
                                                               --------              --------
                                                               $  887.8              $  801.8
                                                               ========              ========


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

         Accumulated amortization of intangible assets at September 30, 1998 and December 31, 1997 was $67.6 million and $57.9 million, respectively.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:


                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                1998                   1997
                                                            -------------          -------------
$1.0 billion revolving credit facility; interest
  payable using LIBOR based rates; unsecured;
  $500.0 million matures July 1999 and
  $500.0 million matures 2003..........................        $ 42.0                 $   --
Bonds payable under loan agreements with California
    Pollution Control Financing Authority; interest
    at prevailing market rates.........................          43.1                   43.1
Other notes; secured by real property,
    equipment and other assets.........................          27.4                   32.0
                                                               ------                 ------
                                                                112.5                   75.1
         Less: current portion (included in other
             current liabilities)......................         (10.3)                 (10.8)
                                                               ------                 ------
                                                               $102.2                 $ 64.3
                                                               ======                 ======


6. AMOUNTS DUE TO PARENT

         Amounts due to Parent consist of the following:


                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                 1998                   1997
                                                                 ----                  -----
Due to Republic Corporate Management Company
    ("RCMC")...........................................          $3.7                  $107.8
Notes payable to Resources.............................            --                   158.3
                                                                 ----                  ------
                                                                 $3.7                  $266.1
                                                                 ====                  ======


         Prior to the Initial Public Offering, due to RCMC included allocations of various expenses from Parent including general and administrative expenses, risk management premiums, income taxes and other costs. Such liabilities were non-interest bearing and had no specified repayment terms. In July 1998, the Company repaid in full amounts due to RCMC as of June 30, 1998 through the issuance of approximately 5.8 million shares of Class A Common Stock. Subsequent to the Initial Public Offering, due to RCMC consists primarily of charges under the Services Agreement described in Note 11, Related Party Transactions. Such amounts are non-interest bearing and are repaid periodically using cash.

         Notes payable to Resources represent borrowings prior to the Initial Public Offering under revolving credit facilities to fund the Company's operations and to repay debt assumed in acquisitions. Borrowings under these facilities bear interest at prime plus 50 basis points and are payable on demand. In July 1998, the Company repaid the notes payable to Resources through the issuance of approximately 10.7 million shares of Class A Common Stock. Interest expense on notes payable to Resources was $0 and $4.9 million for the three months ended September 30, 1998 and 1997, respectively, and $9.7 million and $15.6 million for the nine months ended September 30, 1998 and 1997, respectively.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7. SHAREHOLDERS' EQUITY

         In April 1998, the Company declared a $2.0 billion dividend to Parent that it paid in the form of notes payable ("Company Notes"). Interest expense on the Company Notes was $1.4 million and $27.6 million during the three and nine months ended September 30, 1998, respectively.

         In June 1998, the Company received a dividend of certain assets from Resources totaling approximately $437.3 million (the "Resources Dividend"). In June 1998, the Company prepaid a portion of the amounts outstanding under the Company Notes totaling $565.4 million using the Resources Dividend, cash and certain other assets.

         In July 1998, the Company amended and restated its Certificate of Incorporation to authorize capital stock consisting of (a) 50,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"), and (b) 750,000,000 shares of Common Stock of which 250,000,000 shares have been authorized as Class A Common Stock, 125,000,000 shares have been authorized as Class B Common Stock and 375,000,000 shares may be designated by the Company's Board of Directors as either Class A Common Stock or Class B Common Stock. In addition, all 100 shares of common stock previously held by Parent were converted into 95,688,083 shares of Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the stockholders, including the election of directors.

         In July 1998, the Company repaid amounts due to Parent totaling $395.4 million through the issuance of approximately 16.5 million shares of Class A Common Stock.

         In July 1998, the Company completed the Initial Public Offering of approximately 63.2 million shares of its Class A Common Stock resulting in net proceeds of approximately $1.4 billion. All of the proceeds from the Initial Public Offering were used to repay remaining amounts due under the Company Notes.


8. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.


9. STOCK OPTIONS

         In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Class A Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. The Company has reserved 20.0 million shares of Class A Common Stock for issuance pursuant to options granted under the Stock Incentive Plan and Substitute Options (as defined below). As of September 30, 1998, options to acquire 50,000 shares of Class A Common Stock at an exercise price of $25.69 were outstanding under the Stock Incentive Plan.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Following the Distribution the Company intends to issue substitute options under the Stock Incentive Plan (collectively, "Substitute Options") in substitution for grants under Parent's stock option plans as of the date of the Distribution (collectively, "Parent Stock Options") held by individuals employed by the Company as of the date of the Distribution (the "Company Employees"). Such Substitute Options will provide for the purchase of a number of shares of Class A Common Stock determined based on a ratio of average trading prices of Parent Common Stock and Class A Common Stock immediately prior to the Distribution. It is not possible to specify how many shares of Class A Common Stock will be subject to Substitute Options. It is expected that some Parent Stock Options consisting of stock options held by the Company Employees will be exercised and that some will be forfeited, and that additional Parent Stock Options will be granted prior to the date of the Distribution. In addition, the remaining balance of unexercised Parent Stock Options will be converted into Substitute Options by reference to the ratio described above, which will not be known until the time of the Distribution.


10. EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the number of common shares outstanding during the period after giving retroactive effect to the recapitalization of the 100 shares of common stock held by Parent into 95,688,083 shares of Class B Common Stock. Diluted earnings per share equals basic earnings per share for all periods presented since there was no dilutive effect of common share equivalents outstanding during the periods presented.


11. RELATED PARTY TRANSACTIONS

         Prior to the Initial Public Offering, Parent's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to Parent's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative costs and were approximately $0 and $2.6 million for the three months ended September 30, 1998 and 1997, respectively, and $7.6 million and $7.2 million for the nine months ended September 30, 1998 and 1997, respectively. These amounts approximate management's estimate of Parent's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

         In June 1998, the Company and Parent entered into a services agreement (the "Services Agreement") pursuant to which Parent provides to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. In exchange for the provision of such services, fees are payable by the Company to Parent in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company reduces the amount of services it obtains from Parent. The Company believes that the fees for services provided under the Services Agreement are no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement during the three and nine months ended September 30, 1998 were approximately $3.7 million and are included in selling, general and administrative expenses.

                             REPUBLIC SERVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Prior to the Initial Public Offering, the Company participated in Parent's combined risk management programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $0 and $4.2 million for the three months ended September 30, 1998 and 1997, respectively, and $9.7 million and $11.8 million during the nine months ended September 30, 1998 and 1997, respectively. The Company's liability for unpaid and incurred but not reported claims under its risk management program was estimated to be approximately $21.8 million at September 30, 1998 and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Prospectus dated June 30, 1998. As of September 30, 1998, approximately 63.9% of the Company's stock was owned by Republic Industries, Inc. (together with its subsidiaries, the "Parent"). All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock" which is designated when issued as either "Class A Common Stock" or "Class B Common Stock") have been retroactively adjusted for the recapitalization of Parent's 100 shares of common stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998, as more fully described in Note 7, Shareholders' Equity, of notes to unaudited condensed consolidated financial statements.

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

         The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company as a subsidiary of Parent subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.


BUSINESS COMBINATIONS

         The Company makes decisions to acquire or invest in businesses based on financial and strategic considerations.

         In September 1998, the Company entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired include 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. The Company will pay approximately $500.0 million in cash plus certain additional properties in this transaction, which will be accounted for under the purchase method of accounting. The closing of this transaction is subject to approvals by various state and federal agencies.

         Prior to the Initial Public Offering, Parent acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock ("Parent Common Stock"). These businesses were contributed by Parent to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Parent in accounting for business combinations.

         Businesses acquired through September 30, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During 1998, Parent acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Parent in transactions accounted for under the purchase method of accounting was $128.3 million consisting of $60.3 million in cash and 3.4 million shares of Parent Common Stock valued at $68.0 million. Subsequent to the Initial Public Offering on July 1, 1998, the Company acquired various businesses accounted for under the purchase method of accounting for an aggregate purchase price of $72.4 million in cash.


PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         Pro forma net income was $47.1 million or $.27 per share for the three months ended September 30, 1998 as compared to $35.6 million or $.20 per share for the three months ended September 30, 1997. Pro forma net income was $130.0 million or $.74 per share for the nine months ended September 30, 1998 as compared to $91.5 million or $.52 per share for the nine months ended September 30, 1997. Pro forma operating results assume the Initial Public Offering and the repayment in full of the amounts due to Parent had occurred as of the beginning of each period indicated.


CONSOLIDATED RESULTS OF OPERATIONS

         Net income was $46.2 million for the three months ended September 30, 1998 as compared to $32.5 million for the three months ended September 30, 1997. Net income was $106.1 million for the nine months ended September 30, 1998 as compared to $81.6 million for the nine months ended September 30, 1997.

         The following table sets forth revenue and cost of operations, depreciation and amortization, selling, general and administrative expenses and operating income with percentages of revenue forthe periods indicated (in millions):


                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------          -------------------------------------
                                         1998        %           1997      %             1998       %         1997        %
                                         ----        -           ----      -             ----       -         ----        -


Revenue..........................     $355.0     100.0       $287.6    100.0          $991.7    100.0      $834.5     100.0

Expenses:
  Cost of operations.............      220.1      62.0        179.8     62.5           611.7     61.7       538.8      64.6
  Depreciation and
    amortization.................       26.7       7.5         22.2      7.7            76.5      7.7        64.3       7.7
  Selling, general
    and administrative
      expenses...................       32.9       9.3         29.3     10.2            98.6      9.9        87.0      10.4
                                      ------     -----       ------    -----          ------    -----      ------     -----

Operating Income                      $ 75.3      21.2       $ 56.3     19.6          $204.9     20.7      $144.4      17.3
                                      ======     =====       ======    =====          ======    =====      ======     =====

         Revenue was $355.0 million and $287.6 million for the three months ended September 30, 1998 and 1997, respectively, an increase of 23.4%. Internal growth accounted for 14.9% of the increase, of which price and primarily volume contributed 10.1% and "tuck-in" acquisitions contributed 4.8%. Acquisitions accounted for the remaining 8.5% of the increase. Revenue was $991.7 million and $834.5 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of 18.8%. Internal growth accounted for 11.5% of the increase, of which price and primarily volume contributed 6.7% and "tuck-in" acquisitions contributed 4.8%. Acquisitions accounted for the remaining 7.3% of the increase.

         All of the Company's revenue sources showed increases in aggregate dollar amounts for the three and nine months ended September 30, 1998 versus the comparable 1997 periods. The following table reflects total revenue of the Company by revenue source excluding intercompany disposal revenue (in millions):


                                     THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------           ---------------------------------------
                                       1998                   1997                        1998                   1997
                                  ----------------       ----------------           ----------------       ----------------
Collection...................     $275.8     77.7%       $232.8     80.9%           $778.1     78.5%       $661.0     79.2%
Transfer and disposal........       35.2      9.9%         30.2     10.5%             97.5      9.8%         91.5     11.0%
Other .......................       44.0     12.4%         24.6      8.6%            116.1     11.7%         82.0      9.8%
                                  ------    ------       ------    ------           ------    ------       ------    ------
       Total Revenue.........     $355.0    100.0%       $287.6    100.0%           $991.7    100.0%       $834.5    100.0%
                                  ======    ======       ======    ======           ======    ======       ======    ======

         Cost of operations was $220.1 million and $611.7 million for the three and nine months ended September 30, 1998, respectively, versus $179.8 million and $538.8 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Cost of operations as a percentage of revenue was 62.0% and 61.7% for the three and nine months ended September 30, 1998, respectively, versus 62.5% and 64.6% for the comparable 1997 periods. The decreases in such costs as percentages of revenue are primarily a result of improved operating efficiencies.

         Depreciation and amortization was $26.7 million and $76.5 million for the three and nine months ended September 30, 1998, respectively, versus $22.2 million and $64.3 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Depreciation and amortization as a percentage of revenue was 7.5% and 7.7% for the three and nine months ended September 30, 1998, respectively, versus 7.7% for the comparable 1997 periods. The decrease in such costs as a percentage of revenue for the three months ended September 30, 1998 compared to 1997 is primarily the result of an expanding revenue base.

         Selling, general and administrative expenses were $32.9 million and $98.6 million for the three and nine months ended September 30, 1998, respectively, versus $29.3 million and $87.0 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 9.3% and 9.9% for the three and nine months ended September 30, 1998, respectively, versus 10.2% and 10.4% for the comparable 1997 periods. The decreases in such expenses as percentages of revenue are primarily due to leveraging the existing overhead structure on an expanding revenue base.

PARENT OVERHEAD CHARGES

         Prior to the Initial Public Offering, Parent overhead charges included allocations of general and administrative costs not specifically attributable to its operating subsidiaries. Such allocations were based upon the ratio of the Company's invested capital to Parent's consolidated invested capital. These allocations approximate management's estimate of Parent's corporate overhead required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

         In June 1998, the Company and Parent entered into a services agreement (the "Services Agreement") pursuant to which Parent provides certain services to the Company for a fee of $1.25 million per month. See Note 11, Related Party Transactions, of notes to unaudited condensed consolidated financial statements for discussion of the Services Agreement.

         Parent overhead charges and fees under the Services Agreement are included in the Company's selling, general and administrative expenses and were approximately $3.7 million and $11.3 million for the three and nine months ended September 30, 1998, respectively, versus $2.6 million and $7.2 million for the comparable 1997 periods.


INTEREST EXPENSE

         Interest expense was incurred primarily on amounts due to Parent. Interest expense was $3.2 million and $40.4 million for three and nine months ended September 30, 1998, respectively, as compared to $6.2 million and $20.6 for the comparable 1997 periods. The increase in interest expense for the nine months ended September 30, 1998 versus the comparable period in 1997 is attributable to interest on the amounts due to Parent. All amounts due to Parent were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

         Pro forma interest expense was $1.8 million and $3.1 million for the three and nine months ended September 30, 1998, respectively, versus $1.3 million and $5.0 million for the comparable 1997 periods.


INCOME TAXES

         The provision for income taxes was $26.0 million and $59.7 million for the three and nine months ended September 30, 1998, respectively, as compared to $18.5 million and $46.3 million for the comparable 1997 periods. Income taxes have been provided based upon the Company's anticipated annual effective tax rate.

         Effective with the Initial Public Offering on July 1, 1998, the Company is no longer included in the Parent's consolidated federal income tax return.

ENVIRONMENTAL AND LANDFILL MATTERS

         The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed on an annual basis. Such reviews provide the basis upon which the Company estimates future costs and revises the related accruals. Changes in these estimates primarily relate to modifications in available airspace, inflation and changes in regulations, all of which are taken into consideration annually.

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


FINANCIAL CONDITION

         At September 30, 1998, the Company had $21.4 million of unrestricted cash.

         As previously discussed, on July 1, 1998, the Company completed the Initial Public Offering resulting in net proceeds of approximately $1.4 billion. In July 1998, the Company repaid in full all remaining amounts due to Parent through the issuance of shares of Class A Common Stock and through all of the proceeds from the Initial Public Offering.

         Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, was satisfied pursuant to Parent's corporate-wide cash management policies. Following the Initial Public Offering, the Company is financed autonomously and Parent is no longer providing funds to finance the Company's operations or acquisitions. The Company's operating cash flow is used by the Company to finance its working capital, acquisitions and other requirements. Additionally, in July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the facility bear interest at LIBOR based rates. At September 30, 1998, the Company had approximately $949.0 million of availability under this facility. Proceeds from the facility are used to satisfy working capital requirements, capital expenditures and acquisitions.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $21.4 million and decreased by $2.5 million during the nine months ended September 30, 1998 and 1997, respectively. The major components of these changes are discussed below.


CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $230.0 million and $188.9 million during the nine months ended September 30, 1998 and 1997, respectively. The increase is due to expansion of the Company's business.


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions and business acquisitions. Capital additions were $110.1 million and $107.7 million during the nine months ended September 30, 1998 and 1997, respectively. Cash used in business acquisitions was $68.6 million during the nine months ended September 30, 1998.

         The Company believes capital expenditures will increase due to expansion of the Company's business. In addition, the Company expects to use primarily cash for business acquisitions. The Company intends to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, the Company's $1.0 billion revolving credit facility and other financings.


CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the nine months ended September 30, 1998 and 1997 included commercial bank and affiliate borrowings, repayments of debt and, in 1998, proceeds from the sale of Class A Common Stock in the Initial Public Offering. Proceeds from bank and affiliate borrowings were used to fund capital additions, repay debt and expand the Company's business during the periods. All of the proceeds from the Initial Public Offering were used to repay amounts due to Parent.


SEASONALITY

         The Company's operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of the Company's landfill sites and other facilities.


YEAR 2000

         The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000 ("Y2K"). The Company is currently addressing the impact of Y2K on its computer programs, embedded chips and third party suppliers. The Company has developed a dedicated Year 2000 Project Office to coordinate the compliance efforts and ensure that the project status is monitored and reported throughout the organization.

         Six critical systems or processes have been the focus of the Company's Y2K compliance efforts. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company expects to be complete with the inventory and assessment of this information by December 1998. As information is received related to these areas, the Company analyzes the compliance of products and develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. The Company expects to be substantially complete with the analysis of this information by early 1999. The remediation phase is expected to be complete by mid 1999.

         To date, the Company estimates that it has spent approximately $1.0 million on Y2K efforts across all areas and expects to spend a total of approximately $4.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

         The Company presently believes, that upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to, delays in delivery of services resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated comprehensive contingency and business continuation plans to be in place in early 1999 in order to ensure enough time for implementation of such plan, if necessary and thus possibly avoid such risks.

         Determining the Y2K readiness of third party products and business dependencies requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurance that reliable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product (information technology and other computerized equipment) or a business dependency (including a supplier, distributor or ancillary industry group) is Y2K ready.


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

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the solid waste industry; dependence on acquisitions for growth; compliance with environmental regulations; dependence on Parent for certain services; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's dependence on key personnel; general economic conditions; dependence on large, long-term collection contracts; the risks and costs associated with the date change in the year 2000; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market sensitive financial instruments consist primarily of variable rate debt that is not material to the Company's consolidated financial position. Therefore, management believes the Company does not have material exposure to market risk.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27.1 Financial Data Schedule for the Nine Months Ended September 30, 1998 (for SEC use only)

27.2 Financial Data Schedule for the Nine Months Ended September 30, 1997 (for SEC use only)

(b) Reports on Form 8-K:

         Form 8-K, dated September 28, 1998 (filed October 1, 1998), Item 5, reporting that the Company had entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              REPUBLIC SERVICES, INC.



                                              By: /s/ Tod C. Holmes
                                                  -----------------------------
                                                  Tod C. Holmes
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

Date: November 13, 1998