Form 10-K
period 1998-12-31
REPUBLIC SERVICES INC
filed 1999-01-29
CIK 1060391

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                              OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission file number: 1-14267

                            REPUBLIC SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                       65-0716904
           (State of Incorporation)                  (I.R.S. Employer Identification No.)

           REPUBLIC SERVICES, INC.                                  33301
       110 S.E. 6TH STREET, 28TH FLOOR                            (Zip Code)
           FORT LAUDERDALE, FLORIDA
   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 769-6000

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                  Name of Each Exchange on which Registered
             -------------------                  -----------------------------------------

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE           THE NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 27, 1999, the registrant had outstanding 79,724,417 shares of Class A Common Stock and 95,688,083 shares of Class B Common Stock. At such date, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $1,288,608,324.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III   Portions of the Registrant's Proxy Statement relative to the
           1999 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                            PAGE NUMBER
                                                                            -----------
Item  1.      Business....................................................         1
Item  2.      Properties..................................................        18
Item  3.      Legal and Administrative Proceedings........................        19
Item  4.      Submission of Matters to a Vote of Security Holders.........        19
Item  5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................        20
Item  6.      Selected Financial Data.....................................        21
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations (including Item 7A).............        22
Item  8.      Financial Statements and Supplementary Data.................        31
Item  9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................        51
Item 14.      Exhibits, Financial Statement Schedule and Reports on Form
                8-K.......................................................        53

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     In July 1998, Republic Services, Inc. (the "Company") completed the initial public offering (the "Initial Public Offering") of its Class A common stock, par value $.01 per share (the "Class A Common Stock"), resulting in net proceeds of $1.4 billion. All of the proceeds were used to repay debt owed to Republic Industries, Inc. ("Republic Industries"). As of December 31, 1998, approximately 63.9% of the Company's common stock (including its Class B common stock, par value $.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock") was owned by Republic Industries.

COMPANY OVERVIEW

     The Company is a leading provider of services in the domestic non-hazardous solid waste industry. The Company provides solid waste collection services for commercial, industrial, municipal and residential customers through 131 collection companies in 26 states. The Company also owns or operates 70 transfer stations and 48 solid waste landfills.

     The Company had revenue of $1,369.1 million and $1,127.7 million and operating income of $284.3 million and $201.3 million for the years ended December 31, 1998 and 1997, respectively. The $241.4 million (or 21.4%) increase in revenue and the $83.0 million (or 41.2%) increase in operating income are primarily attributable to the successful execution of the Company's growth and operating strategies described below.

     The Company's internal growth strategy is supported by its presence in high growth markets throughout the Sunbelt, including Florida, Georgia, Nevada, Southern California and Texas, and other domestic markets that have experienced higher than average population growth during the past several years. The Company believes that its presence in such markets positions it to experience growth at rates that are generally higher than the industry's overall growth rate.

     Since 1995, the Company has acquired numerous solid waste companies with an aggregate of over $1.4 billion in annual revenue. In September 1998, the Company agreed to purchase certain assets, including landfills, transfer stations, routes and other items, from Waste Management, Inc. ("Waste Management"), and to convey to Waste Management certain of the Company's assets for a net purchase price of approximately $490 million in cash plus certain properties. By December 31, 1998, closings with Waste Management had been completed with respect to 6 landfills, 7 transfer stations and 136 commercial collection routes. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Business Combinations."

     The Company believes that it is well positioned to continue to increase its revenue and operating income in order to enhance stockholder value.

INDUSTRY OVERVIEW

     Based on analyst reports and industry trade publications, the Company believes that the United States non-hazardous solid waste services industry generated revenue of approximately $35.0 billion in 1997, of which approximately 44% was generated by publicly-owned waste companies, 23% was generated by privately-held waste companies and 33% was generated by municipal and other local governmental authorities. The substantial majority of the publicly-owned companies' total revenue of approximately $15.4 billion was generated by only five companies in 1997. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as the privately-held companies' total revenue of approximately $8.0 billion was generated by more than 5,000 companies.

     The Company believes that in recent years there has been a trend toward rapid consolidation in the solid waste collection industry, which has historically been characterized by numerous small companies. The Company believes that this trend will continue as a result of the following factors:

          Subtitle D Regulation. Subtitle D ("Subtitle D") of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller industry participants have found these costs difficult, if not impossible, to bear. Large publicly-owned companies, such as the Company, have greater access to capital, and a lower cost of capital, available to finance such increased capital expenditures and costs, relative to many of the privately owned companies in the industry. Additionally, the required permits for landfill development, expansion or construction have become more difficult to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators with greater access to capital.

          Integration of Solid Waste Businesses. Vertically integrated solid waste companies gain further competitive advantage over non-integrated operators by being able to control the waste stream in a market through the collection, transfer and disposal process. The ability of the integrated companies to internalize the disposal of collected solid waste, coupled with access to significant capital resources to make acquisitions, has created an environment in which large publicly-owned integrated companies can operate more cost effectively and competitively than non-integrated operators.

          Municipal Privatization. The trend toward consolidation in the solid waste services industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization of municipal waste operations is often an attractive alternative to funding the changes required by Subtitle D.

     These developments, as well as the fact that there are a limited number of viable exit strategies for many of the owners and principals of numerous privately-held companies in the industry, have contributed to the overall consolidation trend in the solid waste industry.

GROWTH STRATEGY

     The Company's growth strategy is to increase revenue, gain market share and enhance stockholder value through internal growth and acquisitions. For certain risks related to the Company's growth strategy, see "-- Risk Factors."

- INTERNAL GROWTH. The Company's internal growth strategy focuses on retaining existing customers and obtaining commercial, municipal and industrial customers through its well-managed sales and marketing activities.

          Long-Term Contracts. The Company seeks to obtain long-term contracts for the collection of solid waste in the high-growth markets in which it operates. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, the Company has the opportunity to grow its contracted revenue base at the same rate as the underlying population growth in such markets. For example, the Company has secured exclusive, long-term franchise agreements in high-growth markets such as Los Angeles and Orange Counties, California, Las Vegas, Nevada, Arlington, Texas and many areas of Florida. The Company believes that this positions it to experience internal growth rates that are generally higher than the overall industry's growth rate. In addition, the Company believes that by securing a base of long-term recurring revenue in growth markets, the Company is better able to protect its market position from competition and is less susceptible to downturns in economic conditions.

          Sales and Marketing Activities. The Company's well-managed sales and marketing activities enable it to capitalize on its leading positions in many of the markets in which it operates. The Company currently has over 350 sales and marketing employees in the field, who are incentivized by a commission structure to generate high levels of revenue. For the most part, such employees directly solicit business from existing and prospective commercial, industrial and municipal customers. The Company trains new and existing sales personnel with an emphasis on teaching sales personnel to understand the Company's rate and cost structures.

- ACQUISITION GROWTH. As a result of the highly fragmented nature of the solid waste industry, the Company has been able to grow significantly through acquisitions. The Company's acquisition growth strategy is focused on the approximately $8.0 billion of revenue that was generated by over 5,000 privately-held solid waste companies in 1997. The Company believes that its ability to acquire many of these privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements and the limited number of exit strategies for such companies' owners and principals. The Company's acquisition growth strategy is to (i) acquire businesses that position the Company for growth in existing and new markets,
  (ii) acquire well-managed companies and retain local management, (iii) integrate business in existing markets and (iv) acquire operations and facilities from municipalities that are privatizing. For certain risks involved with the Company's growth strategy, see "-- Risk Factors."

          Acquire Businesses Positioning the Company for Growth. In making acquisitions, the Company principally targets high quality businesses that will allow it to be, or provide it favorable prospects of becoming, a leading provider of integrated solid waste services in markets with favorable demographic growth. The Company generally has acquired, and will continue to seek to acquire, solid waste collection, transfer and disposal companies that (i) have strong operating margins, (ii) are in growth markets, (iii) are among the largest or have a significant presence in their local markets and (iv) have long-term contracts or franchises with municipalities and other customers. Although the Company seeks to expand its operations to selected new markets where the potential for growth and further integration of operations exists, the Company's primary focus is to concentrate its acquisition efforts in its existing markets in the Sunbelt, including Florida, Georgia, Nevada, Southern California and Texas and other domestic markets that have experienced higher than average population growth during the past several years. The Company is not limited to the foregoing target criteria for acquisitions, and may also acquire additional non-hazardous solid waste operations as opportunities arise. The Company continuously reviews possible acquisition candidates and is in discussions from time to time with one or more of such candidates. In September 1998, the Company entered into an agreement with Waste Management to purchase 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as to obtain disposal agreements at various Waste Management disposal sites. With these acquisitions, the Company will have expanded its presence in four existing markets and will enter 16 new markets. At December 31, 1998, closings had been completed for 6 landfills, 7 transfer stations and all of the collection routes. Management believes that the closing of the remaining Waste Management assets will be completed in the first quarter of 1999. See also "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Business Combinations."

          Acquire Well-Managed Companies. The Company also seeks to acquire businesses that have experienced management teams that are willing to work for the Company. The Company generally retains the local management of the larger acquired companies in order to capitalize on their local market knowledge, community relations and name recognition, and to instill their entrepreneurial drive at all levels of operations. By furnishing the local management of such acquired companies with the Company's financial and marketing resources and technical expertise, it is the Company's belief that such acquired companies are better able to secure additional municipal franchises and other contracts. This enables the Company to grow internally such acquired businesses at faster rates than the industry average.

          Integrate Business in Existing Markets. Once it has a base of operations in a particular market, the Company focuses on acquiring trucks and routes of smaller businesses that also operate in that market and surrounding markets, which are typically referred to as "tuck-in" acquisitions. The operations of such "tuck-in" businesses, upon being acquired by the Company, are integrated into the Company's existing operations in that market. In addition, the Company seeks to acquire landfills, transfer stations, and collection companies that operate in markets already serviced by the Company. By doing so, the

     Company not only is able to grow its revenue and increase its market share, but also is able to integrate operations and consolidate duplicative facilities and functions to maximize cost efficiencies and economies of scale.

          Privatize Municipal Operations. The Company also seeks to acquire solid waste collection operations, transfer stations and landfills that are being privatized by municipalities and other governmental authorities. Many municipalities are seeking to outsource or sell these types of solid waste operations, as they lack the capital, technical expertise and/or operational resources necessary to comply with increasingly stringent regulatory standards and/or to compete effectively with private-sector companies.

OPERATING STRATEGY

     The Company seeks to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. The Company's operating strategy to accomplish this goal is to (i) utilize the extensive industry knowledge and experience of the Company's executive management, (ii) utilize a decentralized management structure in overseeing day-to-day operations, (iii) integrate waste operations, (iv) improve operating margins through economies of scale, cost efficiencies and asset utilization and (v) achieve high levels of customer satisfaction. For certain risks related to the Company's operating strategy, see "-- Risk Factors."

- EXPERIENCED EXECUTIVE MANAGEMENT TEAM. The Company believes that it has one of the most experienced executive management teams among publicly-traded companies in the solid waste industry.

       H. Wayne Huizenga, the Company's Chairman, after several years of owning and operating private waste hauling companies in Florida, co-founded Waste Management in 1971. From 1971 to 1984 he served in various executive capacities with Waste Management, including President and Chief Operating Officer. By then, Waste Management had become the world's largest integrated solid waste services company. From 1987 to 1994, Mr. Huizenga served as Chairman and Chief Executive Officer of Blockbuster Entertainment Corporation, leading its growth from 19 stores to the world's largest video rental company. In August 1995, he became Chairman and Chief Executive Officer of Republic Industries.

       Harris W. Hudson, the Company's Vice Chairman, worked closely with Mr. Huizenga, from 1964 until 1982, at Waste Management and at the private waste hauling firms they operated prior to the formation of Waste Management. In 1982, Mr. Hudson retired as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management. In 1983, Mr. Hudson founded Hudson Management Corporation ("Hudson Management"), a solid waste collection company in Florida, and served as its Chairman and Chief Executive Officer until it merged with Republic Industries in August 1995. By that time, Hudson Management had grown to over $50.0 million in annual revenue, becoming one of Florida's largest privately-held solid waste collection companies based on revenue. Since August 1995, Mr. Hudson has served as an executive officer of Republic Industries, including as President and Vice Chairman.

       James E. O'Connor, the Company's Chief Executive Officer since December 1998, also worked at Waste Management from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998 and Area President of Waste Management of Florida, Inc. for five years, from 1992 to 1997.

       James H. Cosman, the Company's President and Chief Operating Officer, has served as President of Republic Industries' Solid Waste Group since January 1997. Prior to joining Republic Industries, Mr. Cosman was employed by Browning-Ferris Industries, Inc. for over 24 years. During that time, he served in various management positions, including Regional Vice
  President -- Northern Region.

       The other officers with responsibility for operational affairs of the Company have an average of over 16 years of management experience in the solid waste industry.

- DECENTRALIZED MANAGEMENT STRUCTURE. The Company maintains a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage its day-to-day operations more efficiently. The Company's local management has extensive industry experience in growing, operating and managing solid waste companies, and substantial experience in their local geographic markets. The Company's four Regional Vice Presidents have an average of 22 years of experience in the industry, and the Company's 23 Area Presidents have an average of 20 years of experience in the industry. The Regional Vice Presidents and Area Presidents have extensive authority, responsibility and autonomy for operations within their geographic markets. Compensation for management within regions and areas is in large part based on the improvement in operating income produced in each manager's geographic area of responsibility. In addition, through long-term incentive programs, including stock options, the Company believes that it has one of the lowest turnover levels in the industry for its local management teams. As a result of retaining experienced managers with extensive local knowledge, community relations and name recognition, the Company is able to react rapidly to changes in its markets. The Company also seeks to implement the best practices of its various regions and areas throughout its operations to improve operating margins.

- INTEGRATE OPERATIONS. The Company seeks to achieve a high rate of waste integration by controlling waste streams from the point of collection through disposal. Through acquisitions and other market development activities, the Company creates market specific, vertically integrated operations typically consisting of one or more collection companies, transfer stations and landfills. The Company considers acquiring companies which own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. The Company also seeks to acquire solid waste collection companies in markets in which its owns or operates landfills. In addition, the Company generates internal growth in its disposal operations by constructing new landfills and expanding its existing landfills from time to time in markets in which it has significant collection operations or in markets that it determines lack sufficient disposal capacity. During the year ended December 31, 1998, approximately 40% of the total volume of waste collected by the Company was disposed of at the Company's landfills. Because the Company does not have landfill facilities for all markets in which it provides collection services, the Company believes that through landfill and transfer station acquisitions and development it has the opportunity to increase its waste internalization rate and further integrate its operations. By further integrating operations in existing markets through acquisitions and developments of landfills and transfer stations, the Company is able to reduce its disposal costs.

- ECONOMIES OF SCALE AND COST EFFICIENCIES. To improve operating margins, the Company's management is focused on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used in routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. The Company is generally consolidating its administrative centers to reduce its general and administrative costs. The Company reduced its selling, general and administrative expenses from 14.2% of consolidated revenue in 1996 to 9.9% of consolidated revenue in 1998. In addition, the Company's size allows it to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, the Company has taken steps to increase its utilization of assets. For example, to reduce the number of collection vehicles, drivers are paid incentive wages based upon the number of customers they service on each route. In addition, routes are frequently analyzed and rerouted to ensure that the highest number of customers are efficiently serviced over the fewest possible miles. By using assets more efficiently, operating expenses are lowered significantly.

- HIGH LEVELS OF CUSTOMER SATISFACTION. The Company complements its operating strategy with a goal of maintaining high levels of customer satisfaction. The Company's personalized sales process of periodically contacting commercial, industrial and municipal customers is intended to maintain relationships and ensure service is being properly provided.

OPERATIONS

     The Company's operations primarily consist of the collection and disposal of non-hazardous solid waste.

     Collection Services. The Company provides solid waste collection services to commercial, industrial, municipal and residential customers in 26 states through 131 collection companies. In 1998, the Company's revenue from collection services was derived approximately one third from services provided to commercial customers, one third from services provided to industrial customers, and one third from services provided to municipal and residential customers. The Company's commercial and residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Commercial collection services are generally performed under one-year to three-year service agreements, and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and the cost of disposal.

     Residential solid waste collection services are typically performed under contracts with municipalities, which are generally secured by competitive bid and which give the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years, although some of the Company's exclusive franchises are for as long as 20 years. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with the Company. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

     In its commercial and industrial collection operations, the Company supplies its customers with waste containers commonly known as "roll-off" containers. The Company also rents compactors to large waste generators. Waste collection services are provided to individual commercial, industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year. The Company also rents waste roll-off containers to construction sites and provides hauling services. The Company collects the roll-off containers or compacted waste and transports them either to a landfill, where the waste is disposed of, or to a transfer station.

     The Company owns or operates 70 transfer stations. Waste is deposited at these stations by the Company, other private haulers and municipal haulers for compaction and transfer to trailers for transport to landfills, incinerators, recycling facilities or other disposal sites.

     The Company also currently provides recycling services in certain markets primarily to comply with local laws or obligations under its franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

     Disposal Services. The Company owns or operates 48 solid waste landfills with approximately 6,200 permitted acres and total available permitted disposal capacity of approximately 1.2 billion in-place cubic yards as of December 31, 1998. See "ITEM 2. PROPERTIES." The in-place capacity of the Company's landfills is subject to change based on engineering factors, requirements of regulatory authorities and successful site expansions. Certain of the landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

     Most of the Company's existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. The Company monitors the availability of permitted disposal capacity at each of its landfills and evaluates whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining expansion. As of December 31, 1998, the Company believes that each of its landfills has adequate permitted capacity. To satisfy future disposal demand, the Company is currently seeking to expand permitted capacity at certain of its landfills.

     Other Services. The Company has materials recovery facilities and other recycling operations, which are generally required to fulfill its obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by the Company's residential collection operations. In certain areas, the Company receives certain types of commercial and industrial solid waste that is sorted at its facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. The Company's strategy, wherever possible, is to reduce its exposure to fluctuations in recyclable commodity prices by utilizing third parties' facilities, thereby minimizing its recycling investment. Long-term contracts for the sale of recycling materials are also used to mitigate the impact of commodity price fluctuations. The Company also has composting operations at which yard waste is composted, packaged and sold as mulch.

SALES AND MARKETING

     The Company seeks to provide quality services that will enable it to maintain high levels of customer satisfaction. The Company derives its business from a broad customer base which the Company believes will enable it to experience stable growth. Marketing efforts focus on continuing and expanding business with existing customers as well as attracting new customers.

     The Company has more than 350 sales and marketing employees. The Company's sales and marketing strategy is to provide high-quality comprehensive solid waste collection, recycling, transfer and disposal services to its customers at competitive prices. The Company targets potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

     All marketing activity by the Company is local in nature. The Company generally does not change the tradenames of the local businesses that it acquires, and therefore it does not operate nationally under any one mark or tradename. Rather, the Company relies on the goodwill associated with the acquired companies' local tradenames as used in each geographic market in which it operates.

CUSTOMERS

     The Company provides services to commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 10.0% of the consolidated revenue of the Company in any of the last three years.

REGULATION

     The Company's facilities and operations are subject to a variety of federal, state and local requirements which regulate health, safety, the environment, zoning and land use. Operating and other permits are generally required for landfills, certain waste collection vehicles, fuel storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the treatment, storage, transportation and disposal of hazardous and non-hazardous wastes and the remediation of contamination associated with the release of hazardous substances. Such regulations provide governmental authorities with strict powers of enforcement, which include the ability to obtain injunctions and/or impose fines or penalties in the case of violations, including criminal penalties. These regulations are administered by the U.S. Environmental Protection Agency ("EPA") and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor ("OSHA").

     The Company strives to conduct its operations in compliance with applicable laws and regulations. However, in the existing climate of heightened environmental concerns, the Company, from time to time, has been issued citations or notices from governmental authorities which have resulted in the need to expend funds for remedial work and related activities at various of the Company's landfills and other facilities. The Company has established a reserve which it believes, based on currently available information, will be adequate to cover any potential regulatory costs. However, there can be no assurance that actual costs will not exceed the Company's reserve.

     Federal Regulation. The following summarizes the primary environmental and safety-related federal statutes of the United States affecting the facilities and operations of the Company:

          (1) The Solid Waste Disposal Act, as amended by RCRA ("SWDA"). SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes, and require states to develop programs to ensure the safe disposal of solid wastes in sanitary landfills.

          Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid wastes. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which have not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit a permit program designed to implement Subtitle D regulations to the EPA by April 9, 1993. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Some states have not yet fully implemented permit programs pursuant to RCRA and Subtitle D. Once a state has an approved permit program it is required to review all existing landfill permits to ensure compliance with the new regulations.

          All of the Company's planned landfill expansions or new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these new regulations. Compliance with the Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with the Company's waste management activities.

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict, joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were released, parties who transported hazardous substances to the site and parties who arranged for disposal at the site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. CERCLA liability is not dependent upon the existence or disposal of "hazardous wastes" but can also be based upon the existence of small quantities of more than 700 "substances" characterized by the EPA as "hazardous," many of which may be found in common household waste.

          Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order (or offer an opportunity to) persons potentially liable for the cleanup of the hazardous substances to do so. In addition, CERCLA requires the EPA to establish a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

          Liability under CERCLA is not dependent upon the intentional disposal of hazardous wastes. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if the Company's landfills have never knowingly received hazardous wastes as such, it is possible that one or more hazardous substances may have come to be located or "released" at its landfills or at other properties which the Company may have owned or operated. The Company could thus be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business and financial condition. For a further discussion, see "-- Liability Insurance and Bonding."

          (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Point source runoff from the Company's landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require the Company to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities, which may affect the Company's operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works ("POTW"), the facility must comply with discharge limits imposed by the POTW. In addition, states may adopt groundwater protection programs under the Clean Water Act or Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects "wetlands" must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

          (4) The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. On March 12, 1996, the EPA enacted rules that require large municipal solid waste landfills to install landfill gas monitoring systems. These EPA regulations apply to landfills that have been operating since November 8, 1987, and that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill must have the required gas collection and control system is dependent upon the adoption of state regulations and the date the EPA approves the state program. Many state regulatory agencies currently require monitoring systems for the collection and control of landfill gas. Compliance with the new EPA regulations is not expected to have a material effect on the Company.

          (5) The Occupational Safety and Health Act of 1970 (the "OSH
     Act"). The OSH Act authorizes OSHA to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to the Company's facilities and operations.

     State Regulation. Each state in which the Company operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. The Company's facilities and operations are likely to be subject to these types of requirements. In addition, the Company's solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances in solid waste landfills have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens' groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with the Company's acquisition of existing landfills, it may be necessary to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

     Many of the Company's facilities own and operate underground storage tanks ("USTs") which are generally used to store petroleum-based products. USTs are generally subject to federal, state and local laws and regulations that mandate periodic testing, upgrading, closure and removal of USTs and that, in the event of leaks from USTs, require that polluted groundwater and soils be remediated. The Company believes that all the Company's USTs currently meet federal regulations. If USTs owned or operated by the Company leak, and such leakage migrates onto the property of others, the Company could be liable for response costs and other damages to third parties. Compliance with regulations related to USTs is not expected to have a material adverse effect on the Company.

     Finally, with regard to its solid waste transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the United States Supreme Court held similar laws and regulations unconstitutional; however, states have attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In May 1994, the Supreme Court ruled that state and local flow control laws and ordinances (which attempt to restrict waste from leaving its place of generation) were an impermissible burden on interstate commerce, and therefore, were unconstitutional. In response to these Supreme Court rulings, Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect the Company's operations.

     The Company has a reserve for environmental and landfill costs, which includes landfill site closure and post-closure costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjusts its accruals accordingly. Based on current information and regulatory requirements, the Company believes that its reserve for such environmental expenditures is adequate. However, environmental laws may change, and there can be no assurance that the Company's reserves will be adequate to cover requirements under existing or new environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to the Company. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Environmental and Landfill Matters" and "-- Risk Factors -- Risks relating to environmental regulation."

COMPETITION

     The Company operates in a highly competitive industry, which is changing as a result of rapid consolidation. Entry into the Company's business and the ability to operate profitably in such industry requires substantial amounts of capital and managerial experience.

     Competition in the non-hazardous solid waste industry comes from a number of large, national publicly-owned companies, including Waste Management, Browning-Ferris Industries, Inc. and Allied Waste Industries, Inc., numerous regional publicly- and privately-owned solid waste companies, and from thousands of small privately-owned companies in their respective markets. Some of the Company's publicly-owned competitors also are engaging in aggressive acquisition strategies. Certain of the Company's competitors have significantly larger operations, and may have significantly greater financial resources, than the Company. In addition to national and regional firms and numerous local companies, the Company competes with those municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing.

     The Company competes for collection accounts primarily on the basis of price and the quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract.

     In each market in which it owns or operates a landfill, the Company competes for landfill business on the basis of disposal costs, geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. In addition, most of the states in which the Company operates landfills have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.

LIABILITY INSURANCE AND BONDING

     The nature of the Company's business exposes it to the risk of liabilities arising out of its operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage, and damage to the environment in cases where the Company may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations; or claims alleging negligence or professional errors and omissions in the planning or performance of work. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. The majority of the Company's solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, there is no assurance that the limits of such environmental liability insurance would be adequate in the event of a major loss, nor is there assurance that the Company would continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

     The Company carries general liability, vehicle liability, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance. Although the Company strives to operate safely and prudently and has, subject to certain limitations and exclusions, substantial liability insurance, no assurance can be given that the Company will not be exposed to uninsured liabilities which could have a material adverse effect on its financial condition.

     In the normal course of business, the Company may be required to post a performance bond or a bank letter of credit in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 10,000 full time employees, approximately 2,400 of whom were covered by collective bargaining agreements. The management of the Company believes that it has good relations with its employees.

RISK FACTORS

     This Risk Factors section of our Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results of differ materially from our forward-looking statements are set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the "Company," "we," "us,' or "our" include Republic Services, Inc. and its subsidiaries.

RISK THAT REPUBLIC INDUSTRIES WILL FAIL TO COMPLETE ITS DISTRIBUTION OF REPUBLIC SERVICES COMMON STOCK OR WILL FAIL TO OBTAIN FAVORABLE LETTER RULING FROM THE IRS.

     Assuming that certain conditions are met, Republic Industries intends to distribute to its stockholders in 1999 all of the shares of our common stock which it then owns. In this Annual Report, we will refer to Republic Industries' distribution of our common stock as the "Distribution." One condition to the Distribution is that Republic Industries must obtain a private letter ruling from the Internal Revenue Service stating, to Republic Industries' satisfaction, that the Distribution of its shares of our common stock will not be taxable to Republic Industries or to its stockholders for federal income tax purposes. Republic Industries has applied for this letter ruling from the IRS and intends promptly to take all necessary steps to complete a tax-free distribution within three months after all of the conditions to the Distribution, including obtaining the letter ruling, have been met or waived. Republic Industries does not plan to distribute its shares of our common stock to its stockholders without a satisfactory letter ruling from the IRS.

     Due to recent changes in the tax laws, we cannot assure you that Republic Industries will receive a satisfactory letter ruling within the time frame it contemplates, or at all. Republic Industries filed its request for the letter ruling with the IRS in July 1998, and in recent weeks has had several meetings with the IRS to attempt to resolve certain issues relating to the request. Consequently, we cannot assure you that Republic Industries will complete the Distribution of its shares of our common stock within the time frame it contemplates, or at all.

     Republic Industries' Distribution of its shares of our common stock also is subject to the condition that no events or developments occur prior to the Distribution that, in the sole judgment of the Board of Directors of Republic Industries, would or could result in the Distribution having a material adverse effect on Republic Industries or its stockholders. In addition, prior to the Distribution, Republic Industries must obtain certain consents from governmental authorities and other third parties.

     We cannot assure you that any of the conditions just described, or any other conditions necessary to the Distribution, will be satisfied. If the Distribution does not occur in the time frame contemplated, or does not occur at all, then the market price of the Class A common stock could be materially adversely affected.

RISKS RELATING TO REPUBLIC INDUSTRIES' VOTING CONTROL OF REPUBLIC SERVICES.

     Republic Industries currently owns approximately 63.9% of our outstanding shares of common stock, which represents approximately 88.7% of the combined voting power of the outstanding shares of our Class A and Class B common stock. As a result of its voting power, Republic Industries can determine virtually all matters requiring a vote of the stockholders, including the election of all of our directors. Our Board of Directors currently consists of five members, two of whom also currently serve as members of Republic Industries' Board of Directors. Republic Industries intends to maintain ownership of at least 80% of the combined voting power of the outstanding shares of our common stock until the Distribution of its shares of our common stock can be completed. If Republic Industries does not complete the Distribution, it may elect to maintain its controlling interest in our common stock indefinitely. As long as Republic Industries maintains a controlling interest in our common stock, the market price of our Class A common stock may be adversely affected by events which are unrelated to our business or operations.

RISKS RESULTING FROM THE DISPARATE VOTING RIGHTS OF THE CLASS A AND CLASS B COMMON STOCK.

     The holders of Class A common stock have different voting rights from the holders of Class B common stock. On all matters submitted to a vote of the stockholders, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share. As a result of this disparity in voting rights, potential investors and potential future purchasers of our Class A common stock may not be willing to pay as much for shares of Class A common stock and the shares of Class A common stock may be less easily sold for cash.

RISKS RELATING TO AGREEMENTS WHICH WERE NOT SUBJECT TO ARM'S LENGTH
NEGOTIATIONS.

     We entered into certain agreements with Republic Industries while we were its wholly owned subsidiary. None of these agreements were the result of arm's-length negotiations. As a result, we cannot assure you that these agreements were made on terms as favorable as could have been obtained from parties with whom we were not related.

RISKS RELATING TO CONFLICTS OF INTEREST OF CERTAIN EXECUTIVE OFFICERS AND DIRECTORS.

     Two of our executive officers also serve as executive officers of Republic Industries. Two members of our Board of Directors also serve as members of Republic Industries' Board of Directors. Some of our executive officers and directors hold shares of Republic Industries common stock or hold options or warrants to acquire shares of Republic Industries' common stock. As a result of these relationships, there is a potential for conflicts of interest with respect to decisions which may arise in the ordinary course of business. Conflicts which concern whether or not Republic Industries will complete the Distribution of its shares of our common stock may also arise. We have not established formal procedures to resolve any conflicts that arise. Consequently, we intend to resolve any conflicts on a case-by-case basis.

RISKS RELATING TO OUR LIMITED ABILITY TO ISSUE COMMON STOCK IN CONNECTION WITH REPUBLIC INDUSTRIES' DISTRIBUTION OF ITS SHARES OF OUR COMMON STOCK.

     In order for Republic Industries' Distribution of its shares of our common stock to be tax-free to it and its stockholders, among other requirements, Republic Industries must distribute shares of our common stock representing at least 80% of the total combined voting power of all classes of our voting stock. If Republic Industries cannot meet this percentage requirement when it distributes its shares of our common stock to its stockholders, then the Distribution will not be tax-free and will not occur.

     In order to allow Republic Industries to meet the percentage requirements of a tax-free Distribution, we have agreed not to issue additional shares of our capital stock without the consent of Republic Industries if the issuance of additional shares of our capital stock would, or could, prevent the Distribution from being tax-free. In addition, in connection with the Distribution proposed by Republic Industries, we may be required to refrain, prior to and after completion of the Distribution, from issuing additional capital stock in a single transaction or series of transactions which, when added to the shares of our common stock which we issued in our initial public offering and any shares of our common stock which may be sold by Republic Industries prior to the Distribution, could result in a 50% or greater change in the vote or value of our outstanding capital stock.

     Meeting the requirements of a tax-free Distribution may make it difficult for us to raise cash by issuing equity securities, including shares of our common stock. Meeting these requirements may also make it difficult for us to complete acquisitions of businesses by issuing equity securities, including shares of our common stock, to pay for the acquisition.

RISKS RELATING TO OUR OBLIGATION TO INDEMNIFY REPUBLIC INDUSTRIES FROM CERTAIN TAX LIABILITIES ASSOCIATED WITH THE DISTRIBUTION.

     We will indemnify Republic Industries for any tax liability it may incur as a result of actions by us after the Distribution which cause the Distribution to lose its tax-free status. Any indemnification which we are required to provide to Republic Industries as a result of tax liability related to the Distribution would have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR FUTURE CAPITAL REQUIREMENTS AND THE ABSENCE OF FUNDING FROM REPUBLIC INDUSTRIES.

     Our working capital requirements and cash flow from operating activities can vary from quarter to quarter, depending on the timing of capital expenditures, acquisitions and other factors. Prior to our initial public offering, Republic Industries satisfied our working capital needs pursuant to its corporate-wide cash management policies. Following our initial public offering, Republic Industries has no longer been required to provide funds to finance our operations or acquisitions. As a result, we have incurred and expect to continue to incur both long-term debt and short-term debt having interest rates and/or repayment terms less favorable than those which were historically enjoyed with Republic Industries. Additionally, as long as we remain a subsidiary of Republic Industries, certain restrictive covenants in Republic Industries' bank credit facilities could adversely affect our ability to borrow money.

     Republic Industries amended its credit facilities to permit us to incur unsecured indebtedness in excess of $1.0 billion. We have a $1.0 billion unsecured revolving credit facility with a group of banks. The credit facility consists of a $500.0 million facility expiring July 1999 and a $500.0 million facility expiring July 2003. Borrowings under our credit facility bear interest at LIBOR based rates. When the existing credit facility expires, we cannot assure you that we will be able to refinance borrowings under that facility on terms that are as favorable. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects and the market price of our common stock.

RISKS RELATING TO THE COMPETITIVE ENVIRONMENT IN WHICH WE OPERATE.

     We operate in a highly competitive business environment. Some of our competitors have significantly larger operations and may have significantly greater financial resources than we do. In addition, the solid waste industry is constantly changing as a result of rapid consolidation which may create additional competitive pressures in our business environment.

     We also compete with municipalities that maintain their own waste collection or disposal operations. These municipalities may have a financial advantage over us due to the availability of tax revenue and tax-exempt financing.

     In each market in which we own or operate a landfill, we compete for solid waste volume on the basis of disposal or "tipping" fees, geographical location and quality of operations. Our ability to obtain solid waste volume for our landfills may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste.

     We compete for collection accounts primarily on the basis of price and the quality of services. From time to time our competitors may reduce the price of their services in an effort to expand their market share or to win a competitively bid municipal contract.

     As a result, we may have difficulty competing effectively from time to time.

RISKS RELATING TO OUR DEPENDENCE ON ACQUISITIONS FOR GROWTH.

     Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully integrate the acquired companies' operations into our business and then increase the market share of these acquired companies. The consolidation of our operations with the operations of acquired companies, including the integration of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. We cannot assure you that we will be able to identify desirable acquisition candidates, that we will be able to acquire any of the identified candidates, that we will effectively integrate companies which are acquired and fully realize the expected cost savings, economies of scale or business efficiencies, or that any acquisitions will be profitable or accretive to our earnings.

     Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy requires the expenditure of significant amounts of capital. The intense competition among our competitors pursuing the same acquisition candidates may further increase such capital requirements. In addition, our inability to account for acquisitions under the pooling of interests method of accounting for a period ending two years following the Distribution may limit our ability to complete certain transactions. Furthermore, in order not to adversely impact the tax-free status of the Distribution, following the Distribution, we may need to refrain from issuing additional shares of capital stock in a single transaction or series of transactions related to the Distribution which, when combined with the Class A common stock issued in the initial public offering along with any shares of common stock sold by Republic Industries prior to the Distribution, could cause a 50% or greater change in the vote or value of our outstanding capital stock. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.

RISKS RELATING TO UNDISCLOSED LIABILITIES OF BUSINESSES WE ACQUIRE.

     In pursuing our acquisition strategy our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a candidate having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We typically try to minimize our exposure to such liabilities by obtaining indemnification from each seller of the acquired companies, and by deferring payment of a portion of the purchase price as a security for the indemnification. However, we cannot assure you that such indemnifications will be obtainable, enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

RISKS RELATING TO MANAGEMENT OF OUR GROWTH.

     Our growth strategy places significant demands on our financial, operational and management resources. In order to continue our growth and operate independently of Republic Industries, we will need to add administrative and other personnel, and make additional investments in operations and systems. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

RISKS RELATING TO OUR DEPENDENCE ON KEY PERSONNEL.

     Our future success depends on the continued contributions of certain key executive officers. Most of our executive officers do not have employment agreements and we do not maintain key man life insurance policies on any of our executive officers. In addition, as a result of our separation from Republic Industries we will need to employ additional personnel for certain functions which were previously performed by employees of Republic Industries. The loss of the services of key employees and officers, whether such loss is through resignation or other causes, or our inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations and growth prospects.

RISKS RELATING TO ENVIRONMENTAL REGULATION.

     We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning and land use. In addition, certain of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes discriminatory fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of these investigations will not have a material adverse effect on our financial condition or results of operations.

     Citizens' groups have become increasingly active in challenging the grant of renewal permits and licenses for landfills and other waste facilities. Responding to the challenges presented by these citizens' groups has further increased our costs and extended the time associated with establishing new facilities and expanding existing facilities.

     We currently accrue for landfill costs, which include expected landfill site closure and post-closure costs, based on consumption of landfill airspace. At December 31, 1998, assuming that all available landfill capacity is used, we expect to expense approximately $370.5 million of landfill costs over the remaining lives of these facilities. We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to us.

RISKS RELATING TO LEGAL PROCEEDINGS.

     We are involved in various administrative and legal proceedings in the ordinary course of business. We cannot give you any assurance with respect to the outcome of these proceedings or the effect which the outcomes may have on our insurance coverages or otherwise, or that our reserves are adequate to meet the requirements of any adverse outcomes. A significant judgment against us, the loss of significant permits or licenses, or the imposition of a significant fine could have a material adverse effect on our financial condition or results of operations.

     Citizens' groups have become increasingly active in challenging the grant or renewal of permits and licenses for landfills and other waste facilities. Responding to the challenges presented by those citizens' groups has further increased our costs and extended the time associated with establishing new facilities and expanding existing facilities.

     Except for routine litigation incidental to our business, presently there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

RISKS RELATING TO THE YEAR 2000.

     We use computer software and related technologies throughout our business that are likely to be affected by the date change in the year 2000. We may not discover and remediate all potential problems with our systems in a timely manner. In addition, computer software and related technologies used by our customers, service providers, vendors and suppliers are also likely to be affected by the year 2000 date change. Failure of any of these parties to properly process dates for the year 2000 and thereafter could result in unanticipated expenses and delays to us, including delays in the payment by our customers for services provided and delays in our ability to conduct normal banking operations. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Year 2000."

RISKS RELATING TO THE SEASONALITY OF OUR BUSINESS AND OPERATIONS.

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

RISKS RELATING TO SHARES ELIGIBLE FOR FUTURE SALE.

     Subject to applicable law, Republic Industries may sell any and all of the shares of our common stock that it owns. The Separation and Distribution Agreement gives Republic Industries the right in certain circumstances to require us to use our best efforts to register for resale shares of our common stock held by Republic Industries and its wholly owned subsidiaries. In addition, prior to the Distribution, Republic Industries may acquire additional solid waste companies and contribute them to us in exchange for additional shares of our common stock. Republic Industries may also make additional investments in our capital securities, or otherwise, prior to the Distribution.

     The planned Distribution would involve the distribution of an aggregate of 95,688,083 shares of Class B common stock and 16,474,417 shares of Class A common stock to Republic Industries' stockholders in 1999 (assuming that no additional shares of common stock are disposed of or acquired by Republic Industries between the date hereof and the date of the Distribution). Shares of Class B common stock may be converted into shares of Class A common stock in certain circumstances. Substantially all of the shares of common stock to be distributed to Republic Industries' stockholders in the Distribution will be eligible for immediate resale in the public market. We cannot predict whether substantial amounts of shares of our common stock will be sold in the open market in anticipation of, or following, the Distribution. Any sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could materially adversely affect the market price of the Class A common stock.

     Any issuance by us of any additional shares of our capital stock is subject to our agreement with Republic Industries not to issue any shares of capital stock that would reduce Republic Industries' ownership below the required distribution percentage described earlier in this Risk Factors section. Subject to these contractual limitations with Republic Industries, we may file registration statements covering the issuance and/or resale of shares of Class A common stock which may be issued in potential future acquisitions by us of non-hazardous solid waste businesses.

WE DO NOT PRESENTLY ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK.

     We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business. In addition, our credit facility contains restrictions on our ability to declare and pay dividends. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Ft. Lauderdale, Florida in premises leased from a subsidiary of Republic Industries. As of December 31, 1998, the Company owned approximately 4,900 collection vehicles. Certain of the property and equipment of the Company are subject to liens securing payment of portions of the Company's indebtedness. The Company also leases certain of its offices and equipment. The Company believes that all of its facilities are sufficient for its current needs.

     The following table provides certain information regarding the 48 landfills owned or operated by the Company as of December 31, 1998.

                                                                                                      UNUSED
                                                                                TOTAL    PERMITTED   PERMITTED
              LANDFILL NAME                            LOCATION                ACREAGE    ACREAGE     ACREAGE
              -------------                            --------                -------   ---------   ---------
  Anderson(1)..........................  Anderson, California                   1,200        150         101
  Apex.................................  Clark County, Nevada                   2,340      1,233       1,153
  Brazoria.............................  Clute, Texas                           1,000        246         176
  Broadhurst Landfill(2)...............  Jesup, Georgia                           900         90          64
  C&T Regional.........................  Linn, Texas                              200         77          19
  Capital Waste & Recycling
    Disposal...........................  Rotterdam, New York                       33          5          --
  Charter Waste........................  Abilene, Texas                           396        300         283
  Cleveland Container..................  Shelby, North Carolina                   174         77          40
  CWI Florida..........................  Winter Haven, Florida                     80         58          14
  Dozit Landfill.......................  Morganfield, Kentucky                    232         47          33
  East Carolina Landfill...............  Aulander, North Carolina                 729        108          71
  Epperson Landfill....................  Williamstown, Kentucky                   861        100          58
  Foothills Landfill(2)................  Lenior, North Carolina                   231         78          72
  Forest Lawn..........................  Three Oaks, Michigan                     387        126          73
  Front Range..........................  Denver, Colorado                         602        195         162
  Green Ridge..........................  Scottdale, Pennsylvania                  580         87          54
  Green Valley Landfill................  Ashland, Kentucky                        263         37          --
  Kestral Hawk.........................  Racine, Wisconsin                        210        125          37
  Laughlin(2)..........................  Laughlin, Nevada                          40         40          --
  Los Mangos...........................  Alajuela, Costa Rica                      41         24           8
  Mallard Ridge........................  Delavan, Wisconsin                       659         40          14
  National Serv-All....................  Fort Wayne, Indiana                      265        204          41
  Nine Mile Road.......................  St. Augustine, Florida                   154         28           9
  North County.........................  Houston, Texas                            46         40          20
  Northwest Tennessee..................  Union City, Tennessee                    600        120          99
  Oak Grove............................  Winder, Georgia                          301         60          32
  Ohio County Balefill(2)..............  Beaver Dam, Kentucky                     908        179         143
  Pepperhill...........................  North Charleston, South Carolina          37         22          13
  Pine Ridge...........................  Griffin, Georgia                         850        101          81
  Pinellas(2)..........................  St. Petersburg, Florida                  750        478         200
  Presidio(2)..........................  Presidio, Texas                           10         10           6
  Republic/Alpine(2)...................  Alpine, Texas                             80         74          63
  Republic/CSC.........................  Avalon, Texas                            298        205         133
  Republic/Imperial....................  Imperial, California                     250         73          37
  Republic/Maloy.......................  Campbell, Texas                          388        195         130
  Safety Lights........................  Memphis, Tennessee                        49         21           6
  San Angelo(2)........................  San Angelo, Texas                        257        232         109
  Savannah Regional....................  Savannah, Georgia                        132         59          52
  Southern Illinois Regional...........  DeSoto, Illinois                         249        113          47
  Springfield Environmental............  Mt. Vernon, Indiana                       55         25          --
  Swiftcreek Landfill..................  Macon, Georgia                           792         81          33
  Tay-Ban..............................  Birch Run, Michigan                       90         25           6
  Tri-K Landfill.......................  Stanford, Kentucky                       572         64          49
  United Refuse........................  Fort Wayne, Indiana                      305         77          16
  Upper Piedmont Environmental.........  Roxboro, North Carolina                  614         70          54
  Uwharrie Landfill(2).................  Mt. Gilead, North Carolina               905         90          31
  Victory Environmental................  Terre Haute, Indiana                     461        260         138
  Wabash Valley........................  Wabash, Indiana                          284         69          12
                                                                               ------      -----       -----
  Total................................                                        20,860      6,218       3,992
                                                                               ======      =====       =====

---------------

(1) The Company has entered into a contract to sell this landfill to Waste Management.
(2) Operated but not owned by the Company.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     The Company generally is and will continue to be involved in various administrative and legal proceedings in the ordinary course of business. No assurance can be given with respect to the outcome of these proceedings or the effect such outcomes may have on the Company, or that the Company's insurance coverages or reserves with respect thereto are adequate. A significant judgment against the Company, the loss of significant permits or licenses, or the imposition of a significant fine could have a material adverse effect on the Company's financial condition, results of operations and prospects.

     Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its financial condition, results of operations or prospects. However, unfavorable resolution of any such proceedings could affect the consolidated results of operations or cash flows for the quarterly period in which they are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     The Class A Common Stock began trading on the New York Stock Exchange on July 1, 1998. There is no market for the Class B Common Stock.

     The following table sets forth the range of the high and low sales prices of the Class A Common Stock for the periods indicated:

1998                                                          HIGH      LOW
----                                                          ----      ----
Third Quarter...........................................      $ 27 7/16 $ 13 3/8
Fourth Quarter..........................................        24 9/16   14

     On January 27, 1999, the last reported sales price of the Class A Common Stock was $20 3/4.

     There were approximately 37 record holders of the Class A Common Stock at January 19, 1999. The only record holder of the Class B Common Stock is Republic Industries.

     The Company does not intend to pay cash dividends on the Common Stock for the foreseeable future because it intends to retain all earnings for use in the operation and expansion of the Company's business. Furthermore, the Company's ability to declare or pay dividends is limited by the terms of the credit facility which contains covenants that restrict the payment of cash dividends. Holders of Class A Common Stock and Class B Common Stock have identical rights as to cash dividends, which if declared would be payable on a pro rata basis to all holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations data of the Company for the full fiscal year 1994, and the selected balance sheet data at December 31, 1995 and 1994 presented below were derived from the unaudited consolidated financial statements of the Company, which in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. See Notes 1, 3, 6 and 9 of Notes to Consolidated Financial Statements for a discussion of basis of presentation, business combinations, stockholders' equity and restructuring and other charges and their effect on comparability of year-to-year data.

                                                                          YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                    -----------   -----------   -----------   -----------   -----------
                                                                                                            (UNAUDITED)
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................   $1,369.1      $1,127.7      $  953.3      $  805.0      $  610.1
Expenses:
  Cost of operations..............................      842.7         723.0         628.3         507.1         380.8
  Depreciation, amortization and depletion........      106.3          86.1          75.3          63.0          53.2
  Selling, general and administrative.............      135.8         117.3         135.3         137.7         115.0
  Restructuring and other charges.................         --            --           8.8           3.3            --
                                                     --------      --------      --------      --------      --------
Operating income..................................      284.3         201.3         105.6          93.9          61.1
Interest expense..................................      (44.7)        (25.9)        (29.7)        (19.1)        (13.2)
Interest income...................................        1.5           4.9          11.7           4.4           1.5
Other income (expense), net.......................        (.9)          1.8           2.2           1.8          (5.5)
                                                     --------      --------      --------      --------      --------
Income from continuing operations before income
  taxes...........................................      240.2         182.1          89.8          81.0          43.9
Provision for income taxes........................       86.5          65.9          38.0          31.6          17.0
                                                     --------      --------      --------      --------      --------
Income from continuing operations.................      153.7         116.2          51.8          49.4          26.9
Loss from discontinued operations.................         --            --            --         (24.8)         (5.4)
                                                     --------      --------      --------      --------      --------
Net income........................................   $  153.7      $  116.2      $   51.8      $   24.6      $   21.5
                                                     ========      ========      ========      ========      ========
Basic and diluted earnings per share(a)...........   $   1.13      $   1.21      $    .54      $    .26      $    .22
                                                     ========      ========      ========      ========      ========
Weighted average common and common equivalent
  shares outstanding(a)...........................      135.6          95.7          95.7          95.7          95.7
                                                     ========      ========      ========      ========      ========
Pro forma basic and diluted earnings per
  share(b)........................................   $   1.01      $    .74
                                                     ========      ========
Pro forma weighted average common and common
  equivalent shares outstanding(b)................      175.4         175.4
                                                     ========      ========

                                                                               DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                    -----------   -----------   -----------   -----------   -----------
                                                                                                     (UNAUDITED)
                                                                               (IN MILLIONS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................   $  556.6      $     --      $   24.2      $   36.1      $   39.2
Total assets......................................    2,812.1       1,348.0       1,090.3         838.9         681.1
Amounts due to Republic Industries................         --         266.1         254.9         125.0          27.4
Total debt........................................    1,057.1          75.1         142.7         160.1         195.2
Total stockholders' equity........................    1,299.1         750.8         494.5         372.2         272.4

---------------

(a) Prior to the Initial Public Offering on July 1, 1998, the Company had only 100 shares of common stock outstanding, all of which were owned by Republic Industries. Historical share and per share data have been retroactively adjusted for the recapitalization of the Company's 100 shares of common stock into 95.7 million shares of Class B Common Stock in July 1998.
(b) Pro forma basic and diluted earnings per share assume the Initial Public Offering and the repayment in full of the amounts due to Republic Industries occurred as of the beginning of each period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein. All references to historical share and per share data of the Company's Common Stock have been retroactively adjusted for the recapitalization of the Company's 100 shares of common stock into 95,688,083 shares of Class B Common Stock in July 1998.

OVERVIEW

     In May 1998, Republic Industries announced its intention to separate the Company from Republic Industries (the "Separation"). Republic Industries also announced its intention to distribute its remaining shares of Common Stock in the Company as of the distribution date to Republic Industries' stockholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and Republic Industries have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is conditioned, in part, on Republic Industries obtaining a private letter ruling from the IRS to the effect that, among other things, the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Code, in form and substance satisfactory to Republic Industries.

     In July 1998, the Company completed the Initial Public Offering resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all remaining amounts due to Republic Industries through the issuance of shares of Class A Common Stock and with the net proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to Republic Industries, Republic Industries owned approximately 63.9% of the outstanding shares of Class A and Class B Common Stock which represents approximately 88.7% of the combined voting power of all of the outstanding shares of the Class A and Class B Common Stock. Following the recapitalization of the Company's Common Stock, repayment of amounts due to Republic Industries and the Initial Public Offering, the Company had the following shares of Common Stock outstanding (in millions):

                                                              CLASS A   CLASS B   TOTAL
                                                              -------   -------   -----
Recapitalization of Company's Common Stock..................     --      95.7      95.7
Repayment of amounts due to Republic Industries.............   16.5        --      16.5
Initial Public Offering.....................................   63.2        --      63.2
                                                               ----      ----     -----
                                                               79.7      95.7     175.4
                                                               ====      ====     =====

     Prior to the Initial Public Offering, the Company had been a wholly owned subsidiary of Republic Industries. As a wholly owned subsidiary, the Company received services provided by Republic Industries, including accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. Republic Industries also provided the Company with the services of a number of its executives and employees. In consideration for these services, Republic Industries allocated a portion of its overhead costs related to such services to the Company. This allocation had historically been based on the proportion of invested capital of the Company as a percentage of the consolidated invested capital of Republic Industries and its subsidiaries (including the Company). In June 1998, the Company and Republic Industries entered into a services agreement ("Services Agreement") pursuant to which Republic Industries will continue to provide the services described herein in exchange for a monthly fee of $1.25 million, subject to review and adjustment from time to time as the Company reduces services required from Republic Industries. Effective January 1, 1999, such fee was reduced to $.9 million per month. Management of the Company believes that the amounts allocated to the Company and/or charged under the Services Agreement were no less favorable to the Company than costs the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

     The historical consolidated financial information included in this Annual Report does not necessarily reflect what the Company's financial position and results of operations would have been had the Company been operated as a separate, stand-alone entity during the periods presented.

GENERAL

     The Company is a leading provider of non-hazardous solid waste collection and disposal services in the United States. The Company provides solid waste collection services for commercial, industrial, municipal and residential customers through 131 collection companies in 26 states. The Company also owns or operates 70 transfer stations and 48 solid waste landfills.

     The Company's revenue is generated primarily from its solid waste collection operations, with the remainder comprised of revenue from landfill disposal services and other services including recycling and composting operations. Collection, transfer and disposal, recycling and other services accounted for approximately 78.7%, 10.1%, 3.1% and 8.1%, respectively, of consolidated revenue for the year ended December 31, 1998.

     Revenue from collection operations consists of fees from commercial, industrial, municipal and residential customers. In 1998, the Company's revenue from collection services was derived approximately one third from services provided to commercial customers, one third from services provided to industrial customers and one third from services provided to municipal and residential customers. Residential and commercial collection operations in certain markets are performed under long-term contracts with municipalities. Industrial and commercial collection operations generally are provided to individual customers on a contractual basis with terms up to three years. Revenue from landfill disposal operations consists of tipping fees charged to third parties. Recycling operations are generally integrated with collection operations with revenue derived through the sale of recyclable materials. No one customer has individually accounted for more than 10.0% of the Company's consolidated revenue in any of the last three years.

     Cost of operations for the Company's collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. The Company seeks to achieve a high rate of waste internalization by controlling waste streams from the point of collection through disposal. During 1998, approximately 40% of the total volume of waste collected by the Company was disposed of at the Company's landfills. Landfill cost of operations includes most daily operating expenses, the legal and administrative costs of ongoing environmental compliance, costs of capital for cell development and accruals for closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading, cell construction and permitting costs, are capitalized and depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred.

BUSINESS COMBINATIONS

     The Company makes decisions to acquire or invest in businesses based on financial and strategic considerations.

     Significant businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     In September 1998, the Company entered into a definitive agreement with Waste Management to acquire certain assets and to enter into certain disposal agreements at various Waste Management facilities. The assets to be acquired include 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States. Total consideration for the transaction will be approximately $490.0 million in cash plus certain additional properties, which will be accounted for under the purchase method of accounting. At December 31, 1998, closings had been completed for 6 landfills, 7 transfer stations and all of the collection routes at a purchase price of $200.8 million consisting of cash and certain properties. Management believes the closing of the remaining asset acquisitions will be completed in the first quarter of 1999.

     Prior to the Initial Public Offering, Republic Industries has acquired various businesses operating in the solid waste services industry using cash and shares of Republic Industries common stock ("Republic Industries Common Stock"). These businesses were contributed by Republic Industries to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Republic Industries in accounting for business combinations.

     During the year ended December 31, 1998, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of cash and approximately 3.4 million shares of Republic Industries Common Stock. Subsequent to the Initial Public Offering, the Company acquired various solid waste businesses. The aggregate purchase price paid by the Company in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties. Cost in excess of the fair value of net assets acquired in 1998 acquisitions totaled approximately $572.4 million. As of December 31, 1998, the Company had intangible assets, net of accumulated amortization, of $918.3 million, which consist primarily of the cost in excess of fair value of net assets acquired. Cost in excess of the fair value of net assets acquired is amortized over forty years on a straight-line basis. As of December 31, 1998, amortization expense associated with these intangible assets on an annualized basis is approximately $32.2 million. The Company believes the forty year life assigned to the cost in excess of the fair value of net assets acquired is reasonable as the businesses acquired are generally well-established companies which have been in existence for many years and have stable, long-term customer relationships.

     During the year ended December 31, 1997, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $147.9 million, consisting of cash and approximately 5.7 million shares of Republic Industries Common Stock. Cost in excess of the fair value of net assets acquired in these acquisitions totaled $149.1 million. In addition, Republic Industries issued an aggregate of approximately 34.1 million shares of Republic Industries Common Stock in transactions accounted for under the pooling of interests method of accounting. Included in the shares of Republic Industries Common Stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 0.3 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     During the year ended December 31, 1996, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $87.6 million, consisting of cash and approximately 6.6 million shares of Republic Industries Common Stock. Cost in excess of the fair value of net assets acquired in these acquisitions totaled $73.6 million. In addition, Republic Industries issued an aggregate of approximately 40.0 million shares of Republic Industries Common Stock in transactions accounted for under the pooling of interests method of accounting. Included in the shares of Republic Industries Common Stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 1.1 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     See Note 3, Business Combinations, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     Pro forma net income was $177.6 million, or $1.01 per share, for the year ended December 31, 1998 as compared to $128.9 million, or $.74 per share, for the year ended December 31, 1997. Pro forma operating results assume the Initial Public Offering and the repayment in full of the amounts due to Republic Industries had occurred as of the beginning of each period indicated.

     See Note 1, Basis of Presentation, of Notes to Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

  Years Ended December 31, 1998, 1997 and 1996

     Net income was $153.7 million for the year ended December 31, 1998 as compared to $116.2 million in 1997 and $51.8 million in 1996. Operating results for the year ended December 31, 1996 includes restructuring and other charges further described below.

     The following table sets forth revenue and cost of operations, depreciation, amortization and depletion, selling, general and administrative expenses, restructuring and other charges and operating income with percentages of revenue for the years ended December 31 (in millions):

                                         1998       %       1997       %       1996       %
                                       --------   -----   --------   -----   --------   -----
Revenue..............................  $1,369.1   100.0%  $1,127.7   100.0%  $  953.3   100.0%
Cost of operations...................     842.7    61.6      723.0    64.1      628.3    65.9
Depreciation, amortization and
  depletion..........................     106.3     7.8       86.1     7.6       75.3     7.9
Selling, general and administrative
  expenses...........................     135.8     9.9      117.3    10.4      135.3    14.2
Restructuring and other charges......        --      --         --      --        8.8      .9
                                       --------   -----   --------   -----   --------   -----
Operating income.....................  $  284.3    20.8%  $  201.3    17.9%  $  105.6    11.1%
                                       ========   =====   ========   =====   ========   =====

     Revenue. Revenue was $1,369.1 million, $1,127.7 million and $953.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 of $241.4 million, or 21.4%, is a result of internal growth which accounted for 12.8% of the increase and acquisitions which accounted for 8.6% of the increase. Price and primarily volume contributed 7.0% of the internal growth increase and "tuck-in" acquisitions contributed 5.8% of the increase. The increase in 1997 over 1996 of $174.4 million, or 18.3%, is a result of internal growth which accounted for 10.8% of the increase and acquisitions which accounted for 7.5% of the increase. Price and primarily volume contributed 7.4% of the internal growth increase and "tuck-in" acquisitions contributed 3.4%.

     Cost of Operations. Cost of operations was $842.7 million, $723.0 million and $628.3 million or, as a percentage of revenue, 61.6%, 64.1% and 65.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in aggregate dollars are a result of the expansion of the Company's operations through acquisitions and internal growth. The decreases in cost of operations as a percentage of revenue are primarily a result of improved operating efficiencies.

     Depreciation, Amortization and Depletion. Depreciation, amortization and depletion expenses were $106.3 million, $86.1 million and $75.3 million or, as percentages of revenue, 7.8%, 7.6% and 7.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in depreciation, amortization and depletion expenses in aggregate dollars are due primarily to acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $135.8 million, $117.3 million and $135.3 million or, as percentages of revenue, 9.9%, 10.4% and 14.2% for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to leveraging the existing overhead structure over an expanding revenue base. Included in selling, general and administrative expenses are Republic Industries' allocations of corporate general and administrative costs of $7.5 million, $10.2 million and $8.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, and fees paid to Republic Industries under the Services Agreement of $7.5 million for the year ended December 31, 1998. See Note 10, Related Party Transactions, of Notes to Consolidated Financial Statements for further information.

     Restructuring and Other Charges. The Company recorded restructuring and other charges of approximately $8.8 million for the year ended December 31, 1996, which includes costs to close certain landfill operations, asset write-offs and merger expenses associated with certain business combinations accounted for under the pooling of interests method of accounting.

     Operating Income. Operating income was $284.3 million, $201.3 million and $105.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding restructuring and other charges, operating income would have been $114.4 million in 1996.

     Interest Expense. Interest expense was incurred on the Company's revolving credit facility, amounts due to Republic Industries, and the debt assumed in acquisitions. Interest expense was $44.7 million, $25.9 million and $29.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, and includes interest expense on amounts due to Republic Industries of $37.3 million, $20.2 million and $18.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The amounts due to Republic Industries were repaid in full in July 1998 through the issuance of Class A Common Stock and proceeds from the Initial Public Offering.

     Pro forma interest expense was $7.4 million and $5.7 million for the years ended December 31, 1998 and 1997, respectively. This increase is due primarily to borrowings under the Company's revolving credit facility.

     Interest and Other Income. Interest and other income was $.6 million, $6.7 million and $13.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The variances during the periods are primarily due to fluctuations in cash balances on hand and related interest income.

     Income Taxes. The provision for income taxes was $86.5 million, $65.9 million and $38.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The effective income tax rate was 36.0%, 36.2% and 42.3% for the years ended December 31, 1998, 1997 and 1996, respectively. The higher 1996 effective income tax rate is primarily due to varying higher historical effective income tax rates of acquired businesses. There can be no assurance that the trend in the Company's effective tax rate will continue to be favorable in the future.

     Effective with the Initial Public Offering on July 1, 1998, the Company is no longer included in Republic Industries' federal tax return.

ENVIRONMENTAL AND LANDFILL MATTERS

     The Company owns or operates 48 solid waste landfills with approximately 6,200 permitted acres and total available permitted disposal capacity of approximately 1.2 billion in-place cubic yards as of December 31, 1998. As of December 31, 1998 and 1997, cubic yards of available airspace at the Company's landfills were 1,230.1 million and 1,104.7 million, respectively. Airspace increased during 1998 by 125.4 million cubic yards as a result of landfills acquired and internally developed totaling 145.3 million cubic yards, offset by consumption of 19.9 million cubic yards during the year.

     The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed on an annual basis. Such reviews provide the basis upon which the Company estimates future costs and revises the related accruals. Changes in these estimates primarily relate to modifications in available airspace, inflation and changes in regulations, all of which are taken into consideration annually. At December 31, 1998, assuming that all available landfill capacity is used, approximately $370.5 million of such costs are expected to be expensed over the remaining lives of these facilities.

     As of December 31, 1998 and 1997, accrued closure and post-closure costs associated with landfills were $73.4 million and $47.3 million, respectively. The current and long-term portion of these costs are included in other current liabilities and accrued environmental and landfill costs, respectively, in the Company's consolidated balance sheets. The increase in such accruals resulted primarily from landfill acquisitions.

     Costs related to environmental remediation activities are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated.

FINANCIAL CONDITION

     At December 31, 1998, the Company had $556.6 million of unrestricted cash. The Company intends to use this cash primarily to fund acquisitions in the near term.

     As previously discussed, on July 1, 1998, the Company completed the Initial Public Offering, resulting in net proceeds of approximately $1.4 billion. In July 1998, the Company repaid in full all remaining amounts due to Republic Industries through the issuance of shares of Class A Common Stock and through all of the proceeds from the Initial Public Offering.

     Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, was satisfied pursuant to Republic Industries' corporate-wide cash management policies. Subsequent to the Initial Public Offering, the Company has been financed autonomously and Republic Industries has not provided funds to finance the Company's operations or acquisitions. The Company's operating cash flow is used by the Company to finance its working capital, acquisitions and other requirements. Additionally, in July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility has a term expiring in July 1999 and the remaining $500.0 million has a term expiring in July 2003. Borrowings under the facility bear interest at LIBOR based rates. Proceeds from the facility are used to satisfy working capital requirements, capital expenditures and acquisitions. At December 31, 1998, the Company had approximately $13.3 million of availability under the short term facility.

     The Company is currently evaluating financing alternatives to replace the credit facility expiring in July 1999. At present, management believes that it will be able to raise additional debt financing to fund general corporate needs; however, there can be no assurance that the Company will be able to obtain additional financing under favorable terms.

     The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the years ended December 31, 1998, 1997 and 1996 are discussed below.

     Cash Flows from Operating Activities. Cash provided by operating activities was $271.1 million, $279.4 million and $143.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The changes in cash provided by operating activities during the periods are due to expansion of the Company's business.

     Cash Flows from Investing Activities. Cash flows from investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used in business acquisitions, net of cash acquired, was $425.2 million during the year ended December 31, 1998. Capital additions were $193.0 million, $165.3 million and $146.9 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company believes capital expenditures will increase due to expansion of the Company's business. In addition, the Company expects to use primarily cash for business acquisitions. The Company intends to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, the credit facility and other financings.

     Cash Flows from Financing Activities. Cash flows from financing activities during the years ended December 31, 1998, 1997 and 1996 included commercial bank and affiliate borrowings and repayments of debt and, in 1998, proceeds from the sale of Class A Common Stock in the Initial Public Offering.

     Proceeds from bank and affiliate borrowings were used to fund acquisitions and capital additions, and to repay debt. All of the proceeds from the Initial Public Offering were used to repay amounts due to Republic Industries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates in the United States and with fluctuations in the London Interbank Bank Offered Rate. The Company intends to manage interest rate risk through use of a combination of fixed and floating rate debt. All items described below are non-trading.

                                                          EXPECTED MATURITY DATE                         FAIR VALUE
                                      ---------------------------------------------------------------   DECEMBER 31,
                                       1999    2000    2001    2002     2003    THEREAFTER    TOTAL         1998
                                      ------   -----   -----   -----   ------   ----------   --------   ------------
                                                                      (IN MILLIONS)
VARIABLE RATE DEBT
Amount outstanding..................  $495.2   $ 3.4   $ 3.2   $ 3.0   $503.1     $35.9      $1,043.8     $1,043.8
  Average interest rates............    6.40%   5.06%   5.31%   5.19%    6.42%     5.21%         6.36%

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

     Six critical systems or processes have been the focus of the Company's Y2K compliance efforts. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company primarily uses industry standard automated applications in most of its locations. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with the vendors. The three locations with proprietary software are currently in the remediation phase and expect to be completed by the end of the second quarter of 1999.

     The Company is currently finalizing its assessment of embedded chips and third party suppliers. The Company expects to complete the inventory and assessment of this information during the first quarter of 1999. As information is received related to these areas, the Company analyzes the compliance of products and develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. The Company expects to be substantially complete with the analysis of this information by early 1999. The remediation phase is expected to be complete by the third quarter of 1999.

     To date, the Company estimates that it has spent approximately $1.2 million on Y2K efforts across all areas and expects to spend a total of approximately $4.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

     The Company presently believes that upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to, delays in delivery of services resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated contingency and business continuation plans which address the six critical processes described above to be in place in early 1999 in order to ensure enough time for implementation of such plan, if necessary and thus possibly avoid such risks.

     Determining the Y2K readiness of third party products (information technology and other computerized equipment) and business dependencies (including suppliers, distributors or ancillary industry groups) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of such products and business dependencies, there can be no assurance that reliable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Y2K ready.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This document contains certain statements that are "Forward Looking Statements," which include, among other things, the discussions of the Company's growth and operating strategies and the completion by Republic Industries of the Distribution, and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Forward Looking Statements are included in "ITEM 1. -- BUSINESS," "ITEM 6. -- SELECTED FINANCIAL DATA," "ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and elsewhere herein. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving the operations of the Company or the completion by Republic Industries of the Distribution, and are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, those that are disclosed in this section and under the section herein entitled "BUSINESS -- Risk Factors." The Company assumes no duty to update the Forward Looking Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   32
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   33
Consolidated Statements of Operations for each of the Three
  Years Ended December 31, 1998.............................   34
Consolidated Statements of Stockholders' Equity for each of
  the Three Years Ended December 31, 1998...................   35
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 1998.............................   36
Notes to Consolidated Financial Statements..................   37
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for each of the Three Years Ended
  December 31, 1998.........................................   56

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
January 28, 1999.

                            REPUBLIC SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  556.6   $     --
  Restricted cash...........................................       7.1       18.8
  Accounts receivable, less allowance for doubtful accounts
     of $22.1 and $13.6 at December 31, 1998 and 1997,
     respectively...........................................     182.7      131.0
  Prepaid expenses and other current assets.................      37.6       26.1
                                                              --------   --------
          Total Current Assets..............................     784.0      175.9
PROPERTY AND EQUIPMENT, NET.................................   1,096.1      801.8
INTANGIBLE AND OTHER ASSETS, NET............................     932.0      370.3
                                                              --------   --------
                                                              $2,812.1   $1,348.0
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   64.7   $   40.2
  Accrued liabilities.......................................     146.2       57.6
  Deferred revenue..........................................      46.6       29.5
  Due to Republic Industries................................        --      266.1
  Notes payable and current maturities of long-term debt....     499.9       10.8
  Other current liabilities.................................      26.4       19.9
                                                              --------   --------
          Total Current Liabilities.........................     783.8      424.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     557.2       64.3
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS....................      77.3       46.0
DEFERRED INCOME TAXES.......................................      71.4       47.5
OTHER LIABILITIES...........................................      23.3       15.3
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Investment by Republic Industries.........................        --      749.8
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued.........................        --         --
  Common stock:
     Class A, par value $.01 per share; 250,000,000 shares
      authorized; 79,724,417 and none issued and
      outstanding, respectively.............................        .8         --
     Class B, par value $.01 per share; 125,000,000 shares
      authorized; 95,688,083 shares issued and
      outstanding...........................................       1.0        1.0
  Additional paid-in capital................................   1,203.5         --
  Retained earnings.........................................      93.8         --
                                                              --------   --------
          Total Stockholders' Equity........................   1,299.1      750.8
                                                              --------   --------
                                                              $2,812.1   $1,348.0
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN MILLIONS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUE.....................................................  $1,369.1   $1,127.7   $  953.3
EXPENSES:
  Cost of operations........................................     842.7      723.0      628.3
  Depreciation, amortization and depletion..................     106.3       86.1       75.3
  Selling, general and administrative.......................     135.8      117.3      135.3
  Restructuring and other charges...........................        --         --        8.8
                                                              --------   --------   --------
OPERATING INCOME............................................     284.3      201.3      105.6
INTEREST EXPENSE............................................     (44.7)     (25.9)     (29.7)
INTEREST INCOME.............................................       1.5        4.9       11.7
OTHER INCOME (EXPENSE), NET.................................       (.9)       1.8        2.2
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     240.2      182.1       89.8
PROVISION FOR INCOME TAXES..................................      86.5       65.9       38.0
                                                              --------   --------   --------
NET INCOME..................................................  $  153.7   $  116.2   $   51.8
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $   1.13   $   1.21   $    .54
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................     135.6       95.7       95.7
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                   INVESTMENT      COMMON STOCK      ADDITIONAL
                                                   BY REPUBLIC   -----------------    PAID-IN     RETAINED
                                                   INDUSTRIES    CLASS A   CLASS B    CAPITAL     EARNINGS
                                                   -----------   -------   -------   ----------   --------
BALANCE AT DECEMBER 31, 1995.....................   $   371.2     $ --      $1.0      $     --     $  --
  Net income.....................................        51.8       --        --            --        --
  Business acquisitions contributed by Republic
     Industries..................................        79.7       --        --            --        --
  Other..........................................        (9.2)      --        --            --        --
                                                    ---------     ----      ----      --------     -----
BALANCE AT DECEMBER 31, 1996.....................       493.5       --       1.0            --        --
  Net income.....................................       116.2       --        --            --        --
  Business acquisitions contributed by Republic
     Industries..................................       148.4       --        --            --        --
  Investment in Resources........................       (17.4)      --        --            --        --
  Other..........................................         9.1       --        --            --        --
                                                    ---------     ----      ----      --------     -----
BALANCE AT DECEMBER 31, 1997.....................       749.8       --       1.0            --        --
  Net income.....................................        59.9       --        --            --      93.8
  Business acquisitions contributed by Republic
     Industries..................................       128.3       --        --            --        --
  Dividend to Republic Industries................    (2,000.0)      --        --            --        --
  Dividend from Resources........................       437.3       --        --            --        --
  Transfer to additional paid-in capital.........       624.7       --        --        (624.7)       --
  Issuance of Class A Common Stock to Republic
     Industries..................................          --       .2        --         395.2        --
  Sale of Class A Common Stock...................          --       .6        --       1,433.0        --
                                                    ---------     ----      ----      --------     -----
BALANCE AT DECEMBER 31, 1998.....................   $      --     $ .8      $1.0      $1,203.5     $93.8
                                                    =========     ====      ====      ========     =====

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $   153.7   $   116.2   $    51.8
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment........................................       88.6        76.1        66.6
     Amortization of intangible assets......................       17.7        10.0         8.7
     Deferred tax provision.................................       19.2        36.5         3.2
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Accounts receivable..................................      (41.8)      (15.6)      (16.4)
       Prepaid expenses and other assets....................      (11.3)       17.4         7.0
       Accounts payable and accrued liabilities.............      (14.1)      (26.7)      (32.0)
       Other liabilities....................................       59.1        65.5        54.6
                                                              ---------   ---------   ---------
                                                                  271.1       279.4       143.5
                                                              ---------   ---------   ---------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (193.0)     (165.3)     (146.9)
  Cash used in acquisitions, net of cash acquired...........     (425.2)        2.7         1.2
  Other.....................................................       10.8        (5.5)      (30.0)
                                                              ---------   ---------   ---------
                                                                 (607.4)     (168.1)     (175.7)
                                                              ---------   ---------   ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from the sale of common stock....................    1,433.6          --          --
  Proceeds from notes payable and long-term debt............       10.6         5.2        44.5
  Payments of notes payable and long-term debt..............      (61.8)     (100.2)      (91.4)
  Increase (decrease) in amounts due to Republic
     Industries.............................................   (1,469.5)      (47.3)      166.9
  Net proceeds from revolving credit facility...............      980.0          --          --
  Other.....................................................         --         6.8       (99.7)
                                                              ---------   ---------   ---------
                                                                  892.9      (135.5)       20.3
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      556.6       (24.2)      (11.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............         --        24.2        36.1
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   556.6   $      --   $    24.2
                                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of Republic Services, Inc. and its subsidiaries (the "Company"). As of December 31, 1998, approximately 63.9% of the Company's common stock, par value $.01 per share ("Common Stock," which is designated when issued as either "Class A Common Stock" or "Class B Common Stock"), was owned by Republic Industries, Inc. ("Republic Industries"). The Company provides non-hazardous solid waste collection and disposal services in the United States. All material intercompany transactions have been eliminated.

     The accompanying Consolidated Financial Statements exclude the accounts of the Company's formerly wholly owned subsidiary, Republic Resources Company, Inc. ("Resources"), all of the common stock of which was distributed to Republic Industries in June 1998. The Company and Resources have been in dissimilar businesses, have been managed and financed historically as if they were autonomous, have had no more than incidental common facilities and costs, have been operated and financed autonomously after the distribution of Resources to Republic Industries, and have no financial commitments, guarantees, or contingent liabilities to each other following the distribution. Based on these facts, the accounts of Resources have been excluded from the Company's consolidated financial statements as the Company has elected to characterize the distribution of Resources as resulting in a change in the reporting entity.

     The accompanying Consolidated Financial Statements reflect the accounts of the Company as a subsidiary of Republic Industries subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 10, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     All historical share and per share data of the Company's Common Stock for all periods included in the consolidated financial statements and the notes thereto have been retroactively adjusted for the recapitalization of 100 shares of the Company's common stock previously held by Republic Industries into 95,688,083 shares of Class B Common Stock in July 1998, as more fully described in Note 6, Stockholders' Equity.

     In May 1998, Republic Industries announced its intention to separate the Company from Republic Industries (the "Separation"). Republic Industries also announced its intention to distribute its remaining shares of Common Stock in the Company as of the distribution date to Republic Industries' shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and Republic Industries have entered into certain agreements providing for the Separation and the Distribution and the governing of various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on Republic Industries obtaining a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Distribution will qualify as a tax-free distribution for federal income tax purposes under
Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to Republic Industries.

     In July 1998, the Company completed an initial public offering of approximately 63.2 million shares of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all remaining amounts due to Republic Industries as of June 30, 1998 through the issuance of shares of Class A Common Stock and through all of the proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to

                            REPUBLIC SERVICES, INC.

Republic Industries, approximately 63.9% of the outstanding shares of Class A and Class B Common Stock which represents approximately 88.7% of the combined voting power of all of the outstanding shares of the Class A and Class B Common Stock were owned by Republic Industries.

     The following unaudited pro forma consolidated statement of operations data has been prepared assuming the Initial Public Offering and the repayment in full of the amounts due to Republic Industries had occurred as of the beginning of each period presented:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Operating income............................................  $284.3   $201.3
Interest expense............................................    (7.4)    (5.7)
Interest income.............................................     1.5      4.9
Other income (expense), net.................................     (.9)     1.8
                                                              ------   ------
Income before income taxes..................................   277.5    202.3
Provision for income taxes..................................    99.9     73.4
                                                              ------   ------
Net income..................................................  $177.6   $128.9
                                                              ======   ======
Basic and diluted earnings per share........................  $ 1.01   $  .74
                                                              ======   ======
Weighted average common and common equivalent shares
  outstanding...............................................   175.4    175.4
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

     Certain reclassifications have been made to the prior period balance sheet to conform to the current presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

     Restricted cash consists of amounts held in trust as a financial guaranty of the Company's performance as well as funds restricted for capital expenditures under certain debt facilities.

OTHER CURRENT ASSETS

     Other current assets consist primarily of inventories and short-term notes receivable. Inventories totaled approximately $13.3 million and $11.7 million at December 31, 1998 and 1997, respectively, and consist primarily of equipment parts, compost materials and supplies that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the

                            REPUBLIC SERVICES, INC.

estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for trucks and equipment, and five to ten years for furniture and fixtures.

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred.

     Interest costs are capitalized in connection with the construction of landfill sites. Interest capitalized was $.8 million, $.8 million and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     A summary of property and equipment is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Land, landfills and improvements............................  $  586.2    $  420.1
Furniture, fixtures, trucks and equipment...................     806.8       668.9
Buildings and improvements..................................     176.1       126.6
                                                              --------    --------
                                                               1,569.1     1,215.6
Less: accumulated depreciation, amortization and
  depletion.................................................    (473.0)     (413.8)
                                                              --------    --------
                                                              $1,096.1    $  801.8
                                                              ========    ========

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $73.0 million and $57.9 million at December 31, 1998 and 1997, respectively.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring their recoverability.

                            REPUBLIC SERVICES, INC.

ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Amounts due former owners of acquired businesses............  $ 26.7   $   --
Accrued payroll and benefits................................    25.7     17.0
Accrued disposal costs......................................    16.1      5.1
Accrued fees and taxes......................................    12.7      5.4
Other.......................................................    65.0     30.1
                                                              ------   ------
                                                              $146.2   $ 57.6
                                                              ======   ======

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     A summary of accrued environmental and landfill costs is as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Accrued landfill site closure/post-closure costs............  $73.4   $47.3
Accrued environmental costs.................................    9.5     8.6
                                                              -----   -----
                                                               82.9    55.9
Less: current portion (included in other current
  liabilities)..............................................   (5.6)   (9.9)
                                                              -----   -----
                                                              $77.3   $46.0
                                                              =====   =====

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Available airspace is generally based on estimates of remaining permitted and likely to be permitted airspace developed by independent engineers together with the Company's engineers and accounting personnel utilizing information provided by aerial surveys of landfills which are generally performed annually. These aerial surveys form the basis for the volume available for disposal. Accruals for closure and post-closure costs totaled approximately $11.4 million, $7.9 million and $4.4 million during the years ended December 31, 1998, 1997 and 1996, respectively. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. At December 31, 1998, approximately $370.5 million of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of the Environmental Protection Agency's Subtitle D regulations and adjusts such accruals accordingly.

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 1998, 1997 and 1996.

                            REPUBLIC SERVICES, INC.

REVENUE RECOGNITION

     Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Collection, transfer and disposal, recycling and other services accounted for approximately 78.7%, 10.1%, 3.1% and 8.1%, respectively, of consolidated revenue for the year ended December 31, 1998. Advance billings are recorded as deferred revenue and revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10.0% of the Company's consolidated revenues in any of the past three years.

INCOME TAXES

     Effective with the Initial Public Offering on July 1, 1998, the Company is no longer included in the consolidated federal income tax return of Republic Industries. For the periods prior to the Initial Public Offering, all tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     Certain businesses acquired in 1997 and 1996 and accounted for under the pooling of interests method of accounting were subchapter S corporations for income tax purposes. The subchapter S corporation status of these companies was terminated effective with the closing date of the acquisitions. For purposes of these Consolidated Financial Statements, federal and state income taxes have been recorded as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected in shareholders' equity. Pre-acquisition income taxes related to pooled S corporations recorded in the consolidated financial statements were $0 million and $4.0 million during the years ended December 31, 1997 and 1996, respectively.

EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the number of common shares outstanding during the period after giving retroactive effect to the recapitalization of the 100 shares of common stock held by Republic Industries into 95,688,083 shares of Class B Common Stock. Diluted earnings per share equals basic earnings per share for all periods presented since there was substantially no dilutive effect of common share equivalents outstanding during the periods presented. See Note 7, Stock Options, for further information regarding stock options which could potentially dilute earnings per share in future periods.

COMPREHENSIVE INCOME

     The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note 3, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

     The Company made interest payments on notes payable and long-term debt of approximately $44.8 million, $25.1 million and $30.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The

                            REPUBLIC SERVICES, INC.

Company made income tax payments of approximately $65.4 million, $29.4 million and $31.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of notes payable and long-term debt approximate fair value because interest rates generally are variable and, accordingly, approximate current market rates.

CONCENTRATION OF CREDIT RISK

     The Company provides services to commercial, industrial, municipal and residential customers in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many geographic areas in the United States. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

3. BUSINESS COMBINATIONS

     Republic Industries has acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock ("Republic Industries Common Stock"). These businesses were contributed by Republic Industries to the Company subsequent to their acquisition. The Company has applied the same accounting method used by Republic Industries in accounting for business combinations.

     Significant businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition. The value of the Republic Industries Common Stock issued to effect business combinations accounted for under the purchase method of accounting is based on the average market price of Republic Industries Common Stock over a five day period before and after the parties have reached agreement on the purchase price and the proposed transaction has been publicly announced, if applicable.

     In September 1998, the Company entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired include 16 landfills, 11 transfer stations and 136 collection routes across the United States as well as disposal agreements at various Waste Management sites. The Company will pay approximately $490.0 million in cash plus certain additional properties in this transaction which will be accounted for under the purchase method of accounting. At December 31, 1998, closings had been completed for 6 landfills, 7 transfer stations and all of the collection routes discussed above, at a purchase price of approximately $200.8 million consisting of cash and certain properties.

     During the year ended 1998, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of $60.3 million in cash and approximately 3.4 million shares of Republic Industries Common Stock valued at $68.0 million. Subsequent to the Initial Public Offering, the Company acquired various solid waste businesses. The aggregate purchase price paid by the Company in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties.

                            REPUBLIC SERVICES, INC.

     During the year ended December 31, 1997, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $147.9 million consisting of $11.5 million in cash and 5.7 million shares of Republic Industries Common Stock valued at $136.4 million. In addition, Republic Industries issued an aggregate of 34.1 million shares of Republic Industries Common Stock in transactions accounted for under the pooling of interests method of accounting. Included in the shares of Republic Industries Common Stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 0.3 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     During the year ended December 31, 1996, Republic Industries acquired various solid waste services businesses which were contributed to the Company. The aggregate purchase price paid by Republic Industries in transactions accounted for under the purchase method of accounting was $87.6 million, consisting of $16.9 million in cash and 6.6 million shares of Republic Industries Common Stock valued at $70.7 million. In addition, Republic Industries issued an aggregate of 40.0 million shares of Republic Industries Common Stock in transactions accounted for under the pooling of interests method of accounting. Included in the shares of Republic Industries Common Stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 1.1 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting for the years ended December 31:

                                                           1998       1997      1996
                                                          -------    ------    ------
Property and equipment..................................  $ 180.3    $ 36.8    $ 71.8
Cost in excess of net assets acquired...................    572.4     149.1      73.6
Working capital deficit.................................   (108.0)    (18.0)    (20.3)
Long-term debt assumed..................................    (51.7)    (26.8)    (27.1)
Other assets (liabilities)..............................    (39.5)      4.6     (19.5)
Investment by Republic Industries.......................   (128.3)   (148.4)    (79.7)
                                                          -------    ------    ------
Cash used in acquisitions, net of cash acquired.........  $ 425.2    $ (2.7)   $ (1.2)
                                                          =======    ======    ======

     The Company's unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows for the years ended December 31:

                                                                1998       1997
                                                              --------   --------
Revenue.....................................................  $1,552.0   $1,392.9
Income from continuing operations...........................     155.5      116.1
Basic and diluted earnings per share........................      1.15       1.21
Weighted average common and common equivalent shares
  outstanding...............................................     135.6       95.7

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

                            REPUBLIC SERVICES, INC.

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR based rates (6.4% at December 31,
  1998); $500.0 million matures July 1999 and $500.0 million
  matures 2003..............................................  $ 980.0    $    --
Bonds payable under loan agreements with California
  Pollution Control Financing Authority; interest at
  prevailing market rates (4.3% and 5.0% at December 31,
  1998 and 1997, respectively)..............................     42.0       43.1
Other notes; secured by real property, equipment and other
  assets; interest rates ranging from 4% to 10%; maturing
  through 2009..............................................     35.1       32.0
                                                              -------    -------
                                                              1,057.1       75.1
Less: current portion.......................................   (499.9)     (10.8)
                                                              -------    -------
                                                              $ 557.2    $  64.3
                                                              =======    =======

     At December 31, 1998, aggregate maturities of notes payable and long-term debt are as follows:

1999........................................................  $  499.9
2000........................................................       7.0
2001........................................................       4.5
2002........................................................       4.0
2003........................................................     503.5
Thereafter..................................................      38.2
                                                              --------
                                                              $1,057.1
                                                              ========

     The unsecured revolving credit facility and the loan agreements with the California Pollution Control Financing Authority require the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 1998, the Company was in compliance with the financial covenants under these agreements.

5. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31 are as follows:

                                                               1998    1997    1996
                                                              ------   -----   -----
Current:
  Federal...................................................  $ 59.8   $20.9   $30.1
  State.....................................................     7.5     8.5     4.7
Federal and state deferred..................................    23.2    36.5     2.4
Change in valuation allowance...............................    (4.0)     --     0.8
                                                              ------   -----   -----
Provision for income taxes..................................  $ 86.5   $65.9   $38.0
                                                              ======   =====   =====

                            REPUBLIC SERVICES, INC.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31 is shown below:

                                                              1998    1997    1996
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
Non-deductible expenses.....................................   1.3     1.5     2.6
State income taxes, net of federal benefit..................   2.1     2.0     3.6
Other, net..................................................  (2.4)   (2.3)    1.1
                                                              ----    ----    ----
Effective income tax rate...................................  36.0%   36.2%   42.3%
                                                              ====    ====    ====

     Components of the net deferred income tax liability in the accompanying Consolidated Balance Sheets at December 31 are as follows:

                                                               1998      1997
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $  95.7   $  64.9
Deferred income tax assets:
  Net operating losses and other carryforwards..............       --      (4.0)
  Accruals not currently deductible.........................    (33.0)    (23.0)
Valuation allowance.........................................      8.7       9.6
                                                              -------   -------
Net deferred income tax liability...........................  $  71.4   $  47.5
                                                              =======   =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance to offset a portion of the deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

6. STOCKHOLDERS' EQUITY

     In April 1998, the Company declared a $2.0 billion dividend to Republic Industries that it paid in the form of notes payable ("Company Notes"). Interest expense on the Company Notes was $27.6 million for the year ended December 31, 1998.

     In June 1998, the Company received a dividend of certain assets from Resources totaling approximately $437.3 million (the "Resources Dividend"). In June 1998, the Company prepaid a portion of the amounts outstanding under the Company Notes totaling $565.4 million using the Resources Dividend, cash and certain other assets.

     In July 1998, the Company amended and restated its Certificate of Incorporation to authorize capital stock consisting of (a) 50,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"), and (b) 750,000,000 shares of Common Stock of which 250,000,000 shares have been authorized as Class A Common Stock, 125,000,000 shares have been authorized as Class B Common Stock and 375,000,000 shares may be designated by the Company's Board of Directors as either Class A Common Stock or Class B Common Stock. In addition, all 100 shares of common stock previously held by Republic Industries were converted into 95,688,083 shares of Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the stockholders, including the election of directors.

     In July 1998, the Company repaid amounts due to Republic Industries totaling $395.4 million through the issuance of approximately 16.5 million shares of Class A Common Stock.

                            REPUBLIC SERVICES, INC.

     In July 1998, the Company completed the Initial Public Offering of approximately 63.2 million shares of its Class A Common Stock resulting in net proceeds of approximately $1.4 billion. All of the proceeds from the Initial Public Offering were used to repay remaining amounts due under the Company Notes.

7. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Class A Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. The Company has reserved 20.0 million shares of Class A Common Stock for issuance pursuant to options granted under the Stock Incentive Plan and Substitute Options (as defined below). During 1998, options to acquire 573,000 shares of Class A Common Stock were granted under the Stock Incentive Plan.

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 1998 (shares in thousands):

                                                              OUTSTANDING                 EXERCISABLE
                                                    --------------------------------   ------------------
                                                              WEIGHTED-
                                                               AVERAGE     WEIGHTED-            WEIGHTED-
                                                              REMAINING     AVERAGE              AVERAGE
                                                             CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE                             SHARES   LIFE (YRS.)     PRICE     SHARES     PRICE
-----------------------                             ------   -----------   ---------   ------   ---------
$14.50-$18.75.....................................  473.0       9.85        $16.81        --     $   --
$23.00-$25.69.....................................  100.0       9.51        $24.35     100.0     $24.35
                                                    -----                              -----
$14.50-$25.69.....................................  573.0       9.79        $18.12     100.0     $24.35
                                                    =====                              =====

     In January 1999, the Board of Directors approved additional grants of options to acquire approximately 2.0 million shares of Class A Common Stock at an exercise price of $18 5/16 per share.

     Republic Industries has various stock option plans under which options to acquire shares of Republic Industries Common Stock were granted to employees of the Company prior to the Initial Public Offering (the "Republic Industries Stock Options"). Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Republic Industries Common Stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date. As of December 31, 1998, approximately 7.9 million Republic Industries Stock Options held by employees of the Company were outstanding, 2.8 million of which were exercisable.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for stock option grants under the Republic Industries' stock option plans and the Company's Stock Incentive Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have decreased accordingly. Using the Black-Scholes option pricing model for all options

                            REPUBLIC SERVICES, INC.

granted after December 31, 1995, the Company's pro forma net income and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                                                    1998       1997       1996
                                                  --------   --------   --------
Pro forma net income............................  $  132.7   $  108.3   $   47.6
Pro forma earnings per share....................       .98       1.13        .50
Pro forma weighted average fair value of
  Republic Industries Stock Options granted.....     14.45      13.60       7.34
Pro forma weighted average fair value of the
  Company's stock options granted...............      7.71         --         --
Risk free interest rates........................      4.76%      5.74%      5.98%
Expected lives..................................   5 years    5 years    5 years
Expected volatility.............................      40.0%      40.0%      40.0%

     Following the Distribution (as defined in Note 1, Basis of Presentation) the Company intends to issue substitute options under the Company's Stock Incentive Plan (collectively "Substitute Options") in substitution for grants of Republic Industries Stock Options under Republic Industries' stock option plans as of the date of the Distribution held by individuals employed by the Company as of the date of the Distribution (the "Company Employees"). Such Substitute Options will provide for the purchase of a number of shares of Class A Common Stock determined based on a ratio of average trading prices of Republic Industries Common Stock and Class A Common Stock immediately prior to the Distribution. It is not possible to specify how many shares of Class A Common Stock will be subject to Substitute Options. It is expected that some Republic Industries Stock Options consisting of stock options held by the Company Employees will be exercised and that some will be forfeited, and that additional Republic Industries Stock Options could be granted prior to the date of the Distribution. In addition, the remaining balance of unexercised Republic Industries Stock Options will be converted into Substitute Options by reference to the ratio described above, which will not be known until the time of the Distribution.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

LEASE COMMITMENTS

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one to twenty-five years.

                            REPUBLIC SERVICES, INC.

     Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 1998 are as follows:

Year Ending December 31:
1999........................................................  $2.5
2000........................................................   2.3
2001........................................................   1.5
2002........................................................    .9
2003........................................................    .8
Thereafter..................................................    .5
                                                              ----
                                                              $8.5
                                                              ====

LIABILITY INSURANCE

     The Company carries general liability, vehicle liability, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

     The Company's liabilities for unpaid and incurred but not reported claims at December 31, 1998 was $16.9 million under its current risk management program and $11.1 million under its previous risk management program with Republic Industries (see Note 10, Related Party Transactions, for further information), and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, letters of credit, and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 1998, surety bonds and letters of credit totaling $380.3 million expire through 2005.

     The Company's business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant.

     As a condition to Republic Industries effecting the Distribution (as defined in Note 1, Basis of Presentation), the Company has agreed to indemnify Republic Industries for any tax liability suffered by Republic Industries arising out of actions of the Company after the Distribution that would cause the Distribution to lose its qualification as a tax-free distribution for federal income tax purposes.

9. RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 1996, the Company recorded restructuring and other charges of approximately $8.8 million. These costs included $5.3 million to close certain landfill operations, $1.0 million

                            REPUBLIC SERVICES, INC.

of asset write-offs and $2.5 million of merger expenses associated with certain business combinations accounted for under the pooling of interests method of accounting. There are no remaining liabilities associated with the 1996 restructuring and other charges as of December 31, 1997.

10. RELATED PARTY TRANSACTIONS

     Amounts due to Republic Industries consist of the following:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Due to Republic Corporate Management Company ("RCMC").......     $107.8
Notes payable to Resources..................................      158.3
                                                                 ------
                                                                 $266.1
                                                                 ======

     The following is an analysis of activity in the due to RCMC account for the years ended December 31:

                                                               1998     1997     1996
                                                              ------   ------   ------
Balance at beginning of period..............................  $107.8   $ 49.3   $86.3
Republic Industries overhead allocations....................     7.5     10.2     8.4
Service Agreement fees......................................     7.5       --      --
Insurance allocations.......................................     9.7     15.9    10.2
Self-insurance reserve allocations..........................    (9.8)    (7.3)   (4.8)
Intercompany purchases......................................    42.4     13.8    12.0
Income taxes................................................    24.0     28.7    23.4
Cash transfers..............................................   (49.6)    (2.8)  (86.2)
Repayment in shares of Class A Common Stock.................  (139.5)      --      --
                                                              ------   ------   -----
Balance at end of period....................................  $   --   $107.8   $49.3
                                                              ======   ======   =====

     Prior to the Initial Public Offering, due to RCMC included allocations of various expenses from Republic Industries including general and administrative expenses, risk management premiums, income taxes and other costs. Such liabilities were non-interest bearing and had no specified repayment terms. In July 1998, the Company repaid in full amounts due to RCMC as of June 30, 1998 through the issuance of approximately 5.8 million shares of Class A Common Stock. Subsequent to the Initial Public Offering, due to RCMC consists primarily of charges under the Services Agreement described below. Such amounts are non-interest bearing and are repaid periodically using cash.

     Prior to the Initial Public Offering, Republic Industries' corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to Republic Industries' consolidated invested capital. Such allocations are included in the Company's selling, general and administrative costs and were approximately $7.5 million, $10.2 million and $8.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts approximate management's estimate of Republic Industries' corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

     In June 1998, the Company and Republic Industries entered into a services agreement (the "Services Agreement") pursuant to which Republic Industries provides to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. In exchange for the provision of such services, fees are payable by the Company to Republic Industries in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company

                            REPUBLIC SERVICES, INC.

reduces the amount of services it obtains from Republic Industries. Effective January 1, 1999, such fees payable by the Company to Republic Industries have been reduced to $.9 million per month. The Company believes that the fees for services provided under the Services Agreement are no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement for the year ended December 31, 1998 were $7.5 million and are included in selling, general and administrative expenses.

     Prior to the Initial Public Offering, the Company participated in Republic Industries' combined risk management programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $9.7 million, $15.9 million and $10.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Notes payable to Resources represent borrowings prior to the Initial Public Offering under revolving credit facilities to fund the Company's operations and to repay debt assumed in acquisitions. Borrowings under these facilities bear interest at prime plus 50 basis points and are payable on demand. In July 1998, the Company repaid the notes payable to Resources through the issuance of approximately 10.7 million shares of Class A Common Stock. Interest expense on notes payable to Resources was $9.7 million, $20.2 million and $18.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1998 and 1997.

                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
Revenue..............................................  1998  $300.8    $335.9    $355.0    $377.4
                                                       1997  $263.2    $283.7    $287.6    $293.2
Operating income.....................................  1998  $ 59.0    $ 70.7    $ 75.3    $ 79.3
                                                       1997  $ 41.0    $ 47.1    $ 56.3    $ 56.9
Net income...........................................  1998  $ 34.8    $ 25.1    $ 46.2    $ 47.6
                                                       1997  $ 23.2    $ 25.9    $ 32.5    $ 34.6
Basic and diluted net income per share...............  1998  $  .36    $  .26    $  .26    $  .27
                                                       1997  $  .24    $  .27    $  .34    $  .36
Weighted average common and common equivalent shares
  outstanding........................................  1998    95.7      95.7     175.4     175.4
                                                       1997    95.7      95.7      95.7      95.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBITS                            DESCRIPTION OF EXHIBIT
---------                           ----------------------
   3.1       --  Amended and Restated Certificate of Incorporation of the
                 Company (incorporated by reference to Exhibit 3.1 of the
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended June 30, 1998).
   3.2       --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly
                 Report on Form 10-Q for the period ended June 30, 1998).
   4.1       --  Form of the Company's Class A Common Stock Certificate
                 (incorporated by reference to Exhibit 4.1 of the
                 Registrant's Registration Statement on Form S-1/A, Amendment
                 No. 2, dated June 29, 1998).
   4.2       --  Long Term Credit Agreement dated as of July 10, 1998 among the Company, Bank of America National Trust and Savings
                 Association, as Administrative Agent, and the several
                 financial institutions party thereto (incorporated by
                 reference to Exhibit 4.1 of the Registrant's Quarterly
                 Report on Form 10-Q for the period ended June 30, 1998).
  10.1       --  Separation and Distribution Agreement dated as of June 30,
                 1998 by and between the Company and Republic Industries
                 (incorporated by reference to Exhibit 10.1 of the
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended June 30, 1998).
  10.2       --  Employee Benefits Agreement dated as of June 30, 1998 by and between the Company and Republic Industries (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
                 Report on Form 10-Q for the period ended June 30, 1998).
  10.3       --  Services Agreement dated as of June 30, 1998 by and between the Company and Republic Industries (incorporated by
                 reference to Exhibit 10.3 of the Registrant's Quarterly
                 Report on Form 10-Q for the period ended June 30, 1998).
  10.4       --  Tax Indemnification and Allocation Agreement dated as of
                 June 30, 1998 by and between the Company and Republic
                 Industries (incorporated by reference to Exhibit 10.4 of the
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended June 30, 1998).
  10.5       --  1998 Stock Incentive Plan (incorporated by reference to
                 Exhibit 10.5 of the Registrant's Registration Statement on
                 Form S-1/A, Amendment No. 2, dated June 30, 1998).
  10.6*      --  Employment Agreement dated as of December 7, 1998 by and between James E. O'Connor and the Company.
  10.7*      --  Employment Agreement dated as of January 11, 1999 by and between James H. Cosman and the Company.
  21.1*      --  Subsidiaries of the Company.
  27.1*      --  Financial Data Schedule for the Year Ended December 31, 1998
                 (for SEC use only).

---------------
*  filed herewith

     (b) Financial Statement Schedule. The following financial statement schedule is filed on page 56 herewith:

          Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for Each of the Three Years Ended December 31, 1998.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (c) Reports on Form 8-K:

     Form 8-K, dated September 28, 1998 (filed October 1, 1998), Item 5, reporting that the Company had entered into a definitive agreement with Waste Management, Inc. to acquire certain assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          REPUBLIC SERVICES, INC.

                                          By:     /s/ H. WAYNE HUIZENGA
                                            ------------------------------------
                                                     H. Wayne Huizenga
                                                   Chairman of the Board
January 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board          January 28, 1999
-----------------------------------------------------
                  H. Wayne Huizenga

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director     January 28, 1999
-----------------------------------------------------
                  Harris W. Hudson

                /s/ JAMES E. O'CONNOR                  Chief Executive Officer and    January 28, 1999
-----------------------------------------------------    Director (principal
                  James E. O'Connor                      executive officer)

                  /s/ TOD C. HOLMES                    Senior Vice President and      January 28, 1999
-----------------------------------------------------    Chief Financial Officer
                    Tod C. Holmes                        (principal financial
                                                         officer and principal
                                                         accounting officer)

                 /s/ JOHN W. CROGHAN                   Director                       January 28, 1999
-----------------------------------------------------
                   John W. Croghan

                /s/ ALLAN C. SORENSEN                  Director                       January 28, 1999
-----------------------------------------------------
                  Allan C. Sorensen

                            REPUBLIC SERVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                 BALANCE AT   ADDITIONS    ACCOUNTS              BALANCE AT
                                                 BEGINNING    CHARGED TO   WRITTEN                  END
                                                  OF YEAR       INCOME       OFF      OTHER(1)    OF YEAR
                                                 ----------   ----------   --------   --------   ----------
CLASSIFICATIONS
Allowance for doubtful accounts:
1998...........................................    $13.6         $5.1       $(7.2)     $10.6       $22.1
1997...........................................      8.3          4.1        (4.1)       5.3        13.6
1996...........................................      7.2          2.6        (2.5)       1.0         8.3

---------------

(1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

EXHIBITS
--------                           DESCRIPTION OF EXHIBIT
   3.1      --  Amended and Restated Certificate of Incorporation of the
                Company (incorporated by reference to Exhibit 3.1 of the
                Registrant's Quarterly Report on Form 10-Q for the period
                ended June 30, 1998).
   3.2      --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly
                Report on Form 10-Q for the period ended June 30, 1998).
   4.1      --  Form of the Company's Class A Common Stock Certificate
                (incorporated by reference to Exhibit 4.1 of the
                Registrant's Registration Statement on Form S-1/A, Amendment
                No. 2, dated June 29, 1998).
   4.2      --  Long Term Credit Agreement dated as of July 10, 1998 among the Company, Bank of America National Trust and Savings
                Association, as Administrative Agent, and the several
                financial institutions party thereto (incorporated by
                reference to Exhibit 4.1 of the Registrant's Quarterly
                Report on Form 10-Q for the period ended June 30, 1998).
  10.1      --  Separation and Distribution Agreement dated as of June 30,
                1998 by and between the Company and Republic Industries
                (incorporated by reference to Exhibit 10.1 of the
                Registrant's Quarterly Report on Form 10-Q for the period
                ended June 30, 1998).
  10.2      --  Employee Benefits Agreement dated as of June 30, 1998 by and between the Company and Republic Industries (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
                Report on Form 10-Q for the period ended June 30, 1998.)
  10.3      --  Services Agreement dated as of June 30, 1998 by and between the Company and Parent (incorporated by reference to Exhibit
                10.3 of the Registrant's Quarterly Report on Form 10-Q for
                the period ended June 30, 1998).
  10.4      --  Tax Indemnification and Allocation Agreement dated as of
                June 30, 1998 by and between the Company and Republic
                Industries (incorporated by reference to Exhibit 10.4 of the
                Registrant's Quarterly Report on Form 10-Q for the period
                ended June 30, 1998).
  10.5      --  1998 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.5 of the Registrant's Registration Statement on
                Form S-1/A, Amendment No. 2, dated June 30, 1998).
  10.6*     --  Employment Agreement dated as of December 7, 1998 by and between James E. O'Connor and the Company.
  10.7*     --  Employment Agreement dated as of January 11, 1999 by and between James H. Cosman and the Company.
  21.1*     --  Subsidiaries of the Company.
  27.1*     --  Financial Data Schedule for the Year Ended December 31, 1998
                (for SEC use only).

---------------
* filed herewith