Form 10-Q
period 1999-03-31
REPUBLIC SERVICES INC
filed 1999-05-06
CIK 1060391

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                           OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 1-14267

                            REPUBLIC SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                                   65-0716904
              (State of Incorporation)                                (IRS Employer Identification No.)

           110 S.E. 6TH STREET, 28TH FLOOR
               FT. LAUDERDALE, FLORIDA                                              33301
      (Address of Principal Executive Offices)                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 769-2400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 6, 1999 the registrant had outstanding 175,412,500 shares of Class A Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            REPUBLIC SERVICES, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
           (Unaudited) and December 31, 1998.............................  3

         Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 1999 and 1998............  4

         Unaudited Condensed Consolidated Statement of Stockholders'
           Equity for the Three Months Ended March 31, 1999..............  5

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and 1998............  6

         Notes to Unaudited Condensed Consolidated Financial
           Statements....................................................  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 14

ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk.......................................................... 20

PART II. OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K................................ 20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REPUBLIC SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   15.3      $  556.6
  Restricted cash...........................................         6.8           7.1
  Accounts receivable, less allowance for doubtful accounts
     of $17.3 and $22.1, respectively.......................       207.8         182.7
  Prepaid expenses and other current assets.................        43.7          37.6
                                                                --------      --------
          Total Current Assets..............................       273.6         784.0
PROPERTY AND EQUIPMENT, NET.................................     1,391.4       1,096.1
INTANGIBLE AND OTHER ASSETS, NET............................     1,123.3         932.0
                                                                --------      --------
                                                                $2,788.3      $2,812.1
                                                                ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $   45.0      $   64.7
  Accrued liabilities.......................................       156.5         146.2
  Deferred revenue..........................................        52.0          46.6
  Notes payable and current maturities of long-term debt....       385.2         499.9
  Other current liabilities.................................        54.9          26.4
                                                                --------      --------
          Total Current Liabilities.........................       693.6         783.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................       557.4         557.2
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS....................       102.1          77.3
DEFERRED INCOME TAXES.......................................        73.9          71.4
OTHER LIABILITIES...........................................        16.8          23.3
COMMITMENTS AND CONTINGENCIES...............................
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued.........................          --            --
  Common Stock:
     Class A, par value $.01 per share; 250,000,000 shares
      authorized; 175,412,500 and 79,724,417 issued and
      outstanding, respectively.............................         1.8            .8
     Class B, par value $.01 per share; 125,000,000 shares
      authorized; none and 95,688,083 issued and
      outstanding, respectively.............................          --           1.0
  Additional paid-in capital................................     1,205.5       1,203.5
  Retained earnings.........................................       137.2          93.8
                                                                --------      --------
          Total Stockholders' Equity........................     1,344.5       1,299.1
                                                                --------      --------
                                                                $2,788.3      $2,812.1
                                                                ========      ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
REVENUE.....................................................  $403.5     $300.8
EXPENSES:
  Cost of operations........................................   244.7      185.9
  Depreciation, amortization and depletion..................    33.4       23.8
  Selling, general and administrative.......................    46.0       32.1
                                                              ------     ------
OPERATING INCOME............................................    79.4       59.0
INTEREST EXPENSE............................................   (11.3)      (5.4)
INTEREST INCOME.............................................     2.6         .5
OTHER INCOME (EXPENSE), NET.................................     (.1)        .3
                                                              ------     ------
INCOME BEFORE INCOME TAXES..................................    70.6       54.4
PROVISION FOR INCOME TAXES..................................    27.2       19.6
                                                              ------     ------
NET INCOME..................................................  $ 43.4     $ 34.8
                                                              ======     ======
BASIC AND DILUTED EARNINGS PER
  SHARE.....................................................  $  .25     $  .36
                                                              ======     ======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................   175.4       95.7
                                                              ======     ======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                              COMMON STOCK      ADDITIONAL
                                                            -----------------    PAID-IN     RETAINED
                                                            CLASS A   CLASS B    CAPITAL     EARNINGS
                                                            -------   -------   ----------   --------
BALANCE AT DECEMBER 31, 1998..............................   $ .8      $ 1.0    $ 1,203.5     $ 93.8
  Net income..............................................     --         --           --       43.4
  Conversion of Common Stock owned by AutoNation, Inc.....    1.0       (1.0)          --         --
  Issuance of compensatory stock options..................     --         --          2.0         --
                                                             ----      -----    ---------     ------
BALANCE AT MARCH 31, 1999.................................   $1.8      $  --    $ 1,205.5     $137.2
                                                             ====      =====    =========     ======

         The accompanying notes are an integral part of this statement.

                            REPUBLIC SERVICES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $  43.4   $ 34.8
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
      and equipment.........................................     26.3     20.3
     Amortization of intangible assets......................      7.1      3.5
     Deferred tax provision.................................      7.1      7.6
     Non-cash charge........................................      2.0       --
     Changes in assets and liabilities, net of
       effects from business acquisitions:
          Accounts receivable...............................    (22.6)    (3.3)
          Prepaid expenses and other assets.................     (6.4)    (2.9)
          Accounts payable and accrued liabilities..........    (18.4)    (3.0)
          Other liabilities.................................     25.5     23.3
                                                              -------   ------
                                                                 64.0     80.3
                                                              -------   ------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (55.7)   (29.0)
  Cash used in business acquisitions, net of cash
     acquired...............................................   (432.5)     1.8
  Other.....................................................      (.9)     6.0
                                                              -------   ------
                                                               (489.1)   (21.2)
                                                              -------   ------
CASH USED IN FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt............      1.3       .5
  Payments of notes payable and long-term debt..............    (15.5)   (16.3)
  Net payments on revolving credit facility.................   (102.0)      --
  Decrease in notes payable to AutoNation...................       --    (27.3)
  Other.....................................................       --    (16.0)
                                                              -------   ------
                                                               (116.2)   (59.1)
                                                              -------   ------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (541.3)      --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    556.6       --
                                                              -------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  15.3   $   --
                                                              =======   ======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

     Republic Services, Inc. and its subsidiaries (the "Company") is a leading provider of non-hazardous solid waste collection and disposal services in the United States.

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Form 10-K as of and for the year ended December 31, 1998.

     The Unaudited Condensed Consolidated Financial Statements reflect the accounts of the Company as a subsidiary of AutoNation subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

     As of March 31, 1999, approximately 63.9% of the Company's stock was owned by AutoNation, Inc., formerly known as Republic Industries, Inc. (together with its subsidiaries, "AutoNation"). All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock," which is designated when issued as "Class A Common Stock" or "Class B Common Stock") for the three months ended March 31, 1998 in the Unaudited Condensed Consolidated Financial Statements and the notes thereto have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998.

     In July 1998, the Company completed an initial public offering of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all amounts due to AutoNation as of June 30, 1998 through the issuance of 16.5 million shares of Class A Common Stock and through all of the proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to AutoNation, approximately 63.9% of the outstanding shares of Common Stock were owned by AutoNation.

     In March 1999, AutoNation converted all 95.7 million shares of its Class B Common Stock into Class A Common Stock on a one-for-one basis. Subject to stockholder approval at the Company's annual meeting in May 1999, the Company intends to amend its certificate of incorporation to eliminate the classifications of common stock.

     In April 1999, AutoNation transferred all of its Class A Common Stock to its indirect, wholly-owned subsidiary, AutoNation Insurance Company, and the Company registered all 112.2 million shares of its Common Stock owned by AutoNation. On May 3, 1999, the Company completed a secondary offering, in which AutoNation sold substantially all of the Class A Common Stock it owned in the Company.

     During the three months ended March 31, 1999, the Company recorded other charges of approximately $4.0 million, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

consist of $2.0 million of compensation expenses related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options) and $2.0 million of additional charges directly related to the separation. The Company expects to incur an additional $1.5 to $2.0 million in additional separation costs during the second quarter of 1999.

     The following unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1999 excludes the $4.0 million pre-tax charge resulting from the Company's separation from AutoNation:

Revenue.....................................................  $403.5
Expenses:
  Cost of operations........................................   244.7
  Depreciation, amortization and depletion..................    33.4
  Selling, general and administrative.......................    42.0
                                                              ------
Operating income............................................    83.4
Interest expense............................................   (11.3)
Interest income.............................................     2.6
Other income (expense), net.................................     (.1)
                                                              ------
Income before income taxes..................................    74.6
Provision for income taxes..................................    28.7
                                                              ------
Net income..................................................  $ 45.9
                                                              ======
Basic and diluted earnings per share........................  $  .26
                                                              ======
Weighted average common and common equivalent shares
  outstanding...............................................   175.4
                                                              ======

     The unaudited pro forma consolidated statement of operations data are provided for informational purposes only and do not project the Company's results of operations for any future date or period.

     The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

2. BUSINESS COMBINATIONS

     Prior to the Initial Public Offering, AutoNation acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting during the three months ended March 31, 1998 was $101.7 million consisting of cash and 2.6 million shares of AutoNation common stock. These businesses were contributed by AutoNation to the Company subsequent to their acquisition.

     The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

     In September 1998, the Company entered into an agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, as well as disposal agreements at various Waste Management facilities. By March 1999, the Company had completed the purchases of the assets for approximately $438.0 million in cash plus properties, $251.1 million of which were acquired during the three months ended March 31, 1999.

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the three months ended March 31, 1999. The aggregate purchase price paid by the Company in these transactions was $189.9 million in cash.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the three months ended March 31:

                                                               1999      1998
                                                              ------    -------
Property and equipment......................................  $295.7    $  13.2
Cost in excess of net assets acquired.......................   206.1      109.7
Other assets................................................     2.2         --
Working capital deficit.....................................   (44.0)      (8.0)
Debt assumed................................................    (1.7)     (13.8)
Other liabilities...........................................   (25.8)      (1.2)
Investment by AutoNation....................................      --     (101.7)
                                                              ------    -------
Cash used in acquisitions, net of cash acquired.............  $432.5    $  (1.8)
                                                              ======    =======

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the three months ended March 31, 1999 accounted for under the purchase method of accounting had occurred as of the beginning of each three month period presented are as follows:

                                                               1999      1998
                                                              ------    -------
Revenue.....................................................  $418.4    $ 330.3
Net income..................................................  $ 43.6    $  35.5
Basic and diluted earnings per share........................  $  .25    $   .37
Weighted average common and common equivalent shares
  outstanding...............................................   175.4       95.7

     The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Land, landfills and improvements............................  $  903.3       $  611.7
Furniture, fixtures, trucks and equipment...................     826.3          806.8
Buildings and improvements..................................     154.7          150.6
                                                              --------       --------
                                                               1,884.3        1,569.1
Less: accumulated depreciation, amortization and
  depletion.................................................    (492.9)        (473.0)
                                                              --------       --------
                                                              $1,391.4       $1,096.1
                                                              ========       ========

4. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets acquired is

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

amortized over 40 years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years.

     Accumulated amortization of intangible assets at March 31, 1999 and December 31, 1998 was $78.0 million and $73.0 million, respectively.

5. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR-based rates; $500.0 million matures
  July 1999 and $500.0 million matures 2003.................  $  878.0       $  980.0
Bonds payable under loan agreements with California
  Pollution Control Financing Authority; interest at
  prevailing market rates...................................      42.0           42.0
Other notes; secured by real property, equipment and other
  assets....................................................      22.6           35.1
                                                              --------       --------
                                                                 942.6        1,057.1
Less: current portion.......................................    (385.2)        (499.9)
                                                              --------       --------
                                                              $  557.4       $  557.2
                                                              ========       ========

     Interest expense paid was $10.7 million (net of $1.7 million of capitalized interest) and $5.4 million for the three months ended March 31, 1999 and 1998, respectively.

6. ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     The Company accrues for environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Available airspace is generally based on estimates of remaining permitted and likely to be permitted airspace developed by independent engineers together with the Company's engineers and accounting personnel utilizing information provided by aerial surveys of landfills which are generally performed annually. These aerial surveys form the basis for the volume available for disposal. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of the Environmental Protection Agency's Subtitle D regulations and adjusts such accruals accordingly. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed.

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 1999 and 1998.

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $6.3 million and $0.0 million for the three months ended March 31, 1999 and 1998, respectively.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Class A Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. The Company has reserved 20.0 million shares of Class A Common Stock for issuance pursuant to options granted under the Stock Incentive Plan.

     Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.3 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis. The replacement options to purchase shares of Class A Common Stock retained the vesting and exercise rights of the original options, subject to certain exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The exercise prices for individual replacement options was determined to maintain the unrealized gain or loss on each option for AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant is approximately $2.0 million, and has been included in selling, general and administrative expense in the Company's Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 1999.

     A summary of stock option transactions for the three months ended March 31, 1999 is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                              ------    ----------------
Options outstanding at beginning of year....................     .6          $18.12
Granted to replace AutoNation options.......................    8.3           18.54
Granted, other..............................................    3.7           18.30
Exercised...................................................     --              --
Cancelled...................................................     --              --
                                                               ----          ------
Options outstanding at March 31, 1999.......................   12.6          $18.45
                                                               ====          ======

     As of March 31, 1999, options to purchase approximately 12.6 million shares of Class A Common Stock were outstanding under the Company's Stock Incentive Plan, approximately 2.1 million of which were exercisable.

9. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options. In computing diluted earnings per share, the Company utilizes the treasury stock method.

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Earnings per share for the three months ended March 31, 1998 includes the retroactive effect of the recapitalization of the 100 shares of Common Stock held by AutoNation into 95,688,083 shares of Class B Common Stock.

     Earnings per share for the three months ended March 31 is calculated as follows (in thousands, except per share data):

                                                                1999       1998
                                                              --------    -------
Numerator:
  Net income................................................  $ 43,420    $34,816
                                                              --------    -------
Denominator:
  Denominator for basic earnings per share..................   175,412     95,688
  Effect of dilutive securities -- Options to purchase
     common stock...........................................        26         --
                                                              --------    -------
  Denominator for diluted earnings per share................   175,438     95,688
                                                              --------    -------
Basic and diluted earnings per share........................  $   0.25    $  0.36
                                                              ========    =======
Antidilutive securities not included in the diluted earnings per share calculation:
     Options to purchase common stock.......................    11,999         --
     Weighted average exercise price........................  $  18.65         --

10. COMMITMENTS AND CONTINGENCIES

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

     The Company's liabilities for unpaid and incurred but not reported claims at March 31, 1999 was $26.6 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, letters of credit, and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank

                            REPUBLIC SERVICES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

letters of credit or by obtaining surety bonds. At March 31, 1999, surety bonds and letters of credit totaling $430.0 million were outstanding and will expire on various dates through 2007.

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

11. RELATED PARTY TRANSACTIONS

     Prior to the Initial Public Offering, AutoNation's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to AutoNation's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative expenses and were approximately $3.8 million for the three months ended March 31, 1998. These amounts approximate management's estimate of AutoNation's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

     In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation agreed to provide to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement has a one-year term and will expire June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company reduces the amount of services it obtains from AutoNation. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to $.9 million per month. The Company believes that the fees for services provided under the Services Agreement are no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement during the three months ended March 31, 1999 were approximately $2.7 million and are included in selling, general and administrative expenses.

     Prior to the Initial Public Offering, the Company participated in AutoNation's combined risk management programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $4.2 million for the three months ended March 31, 1998.

     Interest expense on notes payable to AutoNation was $4.8 million for the three months ended March 31, 1998. All amounts due AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K as of and for the year ended December 31, 1998. As of March 31, 1999, approximately 63.9% of the Company's common stock was owned by AutoNation, Inc. (together with its subsidiaries, the "AutoNation"). All references to historical share and per share data of the Company's Common Stock, par value $.01 per share ("Common Stock," which is designated when issued as either "Class A Common Stock" or "Class B Common Stock") have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998.

     The accompanying Unaudited Condensed Consolidated Financial Statements reflect the accounts of the Company as a subsidiary of AutoNation subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements. The historical consolidated financial information contained in this Form 10-Q does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

BUSINESS COMBINATIONS

     The Company makes decisions to acquire or invest in businesses based on financial and strategic considerations.

     Prior to the Initial Public Offering, AutoNation acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting during the three months ended March 31, 1998 was $101.7 million consisting of cash and 2.6 million shares of AutoNation common stock. These businesses were contributed by AutoNation to the Company subsequent to their acquisition.

     The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

     In September 1998, the Company entered into an agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. By March 1999, the Company had completed the purchases of the assets for approximately $438.0 million in cash plus properties, $251.1 million of which were acquired during the three months ended March 31, 1999.

     In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the three months ended March 31, 1999. The aggregate purchase price paid by the Company in these transactions was $189.9 million in cash.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     Pro forma net income was $45.9 million, or $.26 per share, for the three months ended March 31, 1999. Pro forma operating results exclude the $4.0 million pre-tax charge that was recorded during the quarter resulting from the Company's separation from AutoNation. See Note 1, Basis of Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income was $43.4 million for the three months ended March 31, 1999, or $.25 per share, as compared to $34.8 million, or $.36 per share, for the three months ended March 31, 1998.

     The following table sets forth revenue and cost of operations, depreciation, amortization and depletion, selling, general and administrative expenses, other charges and operating income with percentages of revenue for the three months ended March 31 (in millions):

                                                     1999       %       1998       %
                                                    ------    -----    ------    -----
Revenue...........................................  $403.5    100.0    $300.8    100.0
Expenses:
  Cost of operations..............................   244.7     60.6     185.9     61.8
  Depreciation, amortization and depletion........    33.4      8.3      23.8      7.9
  Selling, general and administrative expenses....    42.0     10.4      32.1     10.7
  Other charges...................................     4.0      1.0        --       --
                                                    ------    -----    ------    -----
Operating Income..................................  $ 79.4     19.7    $ 59.0     19.6
                                                    ======    =====    ======    =====

     Revenue was $403.5 million and $300.8 million for the three months ended March 31, 1999 and 1998, respectively, an increase of 34.1%. Internal growth, consisting of price and primarily volume, accounted for 8.1% of the increase, and "tuck-in" acquisitions contributed 10.8%. Other acquisitions accounted for the remaining 15.2% of the increase.

     All of the Company's revenue sources showed increases in aggregate dollar amounts for the three months ended March 31, 1999 versus the comparable 1998 period. The following table reflects total revenue of the Company by revenue source excluding intercompany disposal revenue for the three months ended March 31 (in millions):

                                                         1999               1998
                                                    ---------------    ---------------
Collection........................................  $310.9     77.1%   $239.9     79.8%
Transfer and disposal.............................    57.1     14.1%     30.4     10.1%
Other.............................................    35.5      8.8%     30.5     10.1%
                                                    ------    -----    ------    -----
  Total Revenue...................................  $403.5    100.0%   $300.8    100.0%
                                                    ======    =====    ======    =====

     Cost of operations was $244.7 million for the three months ended March 31, 1999, versus $185.9 million for the comparable 1998 period. The increase in aggregate dollars is primarily due to acquisitions. Cost of operations as a percentage of revenue was 60.6% for the three months ended March 31, 1999, versus 61.8% for the comparable 1998 period. The decrease in such costs as a percentage of revenue is primarily a result of improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions.

     Depreciation, amortization and depletion expenses were $33.4 million for the three months ended March 31, 1999, versus $23.8 million for the comparable 1998 period. The increase in aggregate dollars is primarily due to acquisitions. Depreciation, amortization and depletion expenses as a percentage of revenue were 8.3% for the three months ended March 31, 1999, versus 7.9% for the comparable 1998 period. The increase in such expenses as a percentage of revenue is primarily the result of an increase in amortization expense due to acquisitions.

     Selling, general and administrative expenses were $42.0 million for the three months ended March 31, 1999, versus $32.1 million for the comparable 1998 period. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 10.4% for the three months ended March 31, 1999, versus 10.7% for the comparable 1998 period. The decrease in such expenses as a percentage of revenue is primarily due to leveraging the existing overhead structure over an expanding revenue base.

     Included in selling, general and administrative expenses are fees paid to AutoNation under the Services Agreement of $2.7 million for the three months ended March 31, 1999 and allocations of AutoNation's corporate general and administrative costs of $3.8 million for the three months ended March 31, 1998. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

     Other charges were $4.0 million for the three months ended March 31, 1999. These costs relate to the Company's separation from AutoNation and consist of $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options, of the Notes to Unaudited Condensed Consolidated Financial Statements) and $2.0 million of additional charges directly related to the separation. The Company expects to incur an additional $1.5 to $2.0 million in additional separation costs during the second quarter of 1999.

INTEREST EXPENSE

     Interest expense was $11.3 million for three months ended March 31, 1999, versus $5.4 million for the comparable 1998 period. Interest expense for the three months ended March 31, 1999 is primarily due to revolving credit facility borrowings and debt assumed in acquisitions. Borrowings under the revolving credit facility were used primarily to fund acquisitions. Interest expense for the three months ended March 31, 1998 was primarily due to $4.8 million of interest expense on borrowings from AutoNation, and interest expense on debt assumed in acquisitions. All amounts due to AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

INTEREST INCOME

     Interest income was $2.6 million for the three months ended March 31, 1999, versus $.5 million for the comparable 1998 period. The increase in interest income for the three months ended March 31, 1999 versus the comparable period in 1998 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

     The provision for income taxes was $27.2 million for the three months ended March 31, 1999, versus $19.6 million for the comparable 1998 period. The effective income tax rate was 38.5% and 36.0% for the three months ended March 31, 1999 and 1998, respectively. Income taxes have been provided based upon the Company's anticipated annual effective tax rate.

ENVIRONMENTAL AND LANDFILL MATTERS

     The Company accrues for environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are generally performed on an annual basis. Such reviews provide the basis upon which the Company estimates future costs and revises the related accruals. Changes in these estimates primarily relate to modifications in available airspace, inflation and changes in regulations, all of which are taken into consideration annually.

     The current and long-term portion of accrued closure and post-closure costs associated with landfills are included in other current liabilities and accrued environmental and landfill costs, respectively, in the Company's Unaudited Condensed Consolidated Balance Sheets. The increase in such accruals results primarily from landfill acquisitions.

     Costs related to environmental remediation activities are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 1999 and 1998, respectively.

FINANCIAL CONDITION

     At March 31, 1999, the Company had $15.3 million of unrestricted cash. The cash on hand as of December 31, 1998 was used primarily to fund acquisitions in the first quarter of 1999.

     Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, were satisfied pursuant to AutoNation corporate-wide cash management policies. Following the Initial Public Offering, the Company has been financed autonomously and AutoNation has not provided funds to finance the Company's operations or acquisitions. The Company's operating cash flow is used by the Company to finance its working capital, acquisitions and other requirements. Additionally, in July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility expires July 1999 and the remaining $500.0 million expires July 2003. Borrowings under the facility bear interest at LIBOR-based rates. At March 31, 1999, the Company had approximately $109.0 million of availability under this facility. Proceeds from the facility are used to satisfy working capital requirements, capital expenditures and acquisitions.

     The Company expects to offer investment grade debt securities in the public market during the second quarter of 1999. In addition, the Company intends to extend the maturity of the credit facility expiring July 1999 to July 2000. At present, management believes it will be able to raise additional debt or equity financing to fund general corporate needs and to complete acquisitions; however, there can be no assurance that the Company will be able to obtain additional financing under favorable terms.

CASH FLOWS

     Cash and cash equivalents decreased by $541.3 million during the three months ended March 31, 1999. The major components of this change are discussed below.

     Management believes that it has sufficient financial resources available to meet anticipated capital requirements and obligations as they come due.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities was $64.0 million and $80.3 million during the three months ended March 31, 1999 and 1998, respectively. The decrease is due to increased working capital requirements as a result of business acquisitions.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows from investing activities consist primarily of cash used for capital additions and business acquisitions. Capital additions were $55.7 million and $29.0 million during the three months ended March 31, 1999 and 1998, respectively. Cash (used in) provided by business acquisitions, net of cash acquired was $(432.5) million and $1.8 million during the three months ended March 31, 1999 and 1998, respectively. Business acquisitions for the three months ended March 31, 1998 were funded by AutoNation.

     The Company believes capital expenditures and cash used in business acquisitions will increase during the remainder of 1999 and in the foreseeable future due to expansion of the Company's business. In addition, the Company expects to use primarily cash for business acquisitions. The Company intends to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, the Company's $1.0 billion revolving credit facility and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities during the three months ended March 31, 1999 and 1998 included commercial bank and affiliate borrowings and repayments of debt. Proceeds from bank and affiliate borrowings were used to fund acquisitions and capital additions, and to repay debt.

SEASONALITY

     The Company's operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of the Company's landfill sites and other facilities.

YEAR 2000

     The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000 ("Y2K"). The Company is currently addressing the impact of Y2K on its computer programs, embedded chips and third party suppliers. The Company has developed a dedicated Y2K project office to coordinate the compliance efforts and monitor and report project status throughout the organization.

     The Company has identified four core phases in preparing for Y2K:

     Assessment. In the assessment phase, an inventory of software, hardware, telecommunications equipment, embedded chip technology and significant third party suppliers is performed and critical systems and vendors are identified and prioritized.

     Analysis. In the analysis phase, each system or item assessed as critical is reviewed to determine its Y2K compliance. Key vendors are also evaluated at this time to determine their compliance status.

     Remediation. In the remediation phase, modifications or replacements are made to critical systems and equipment to make them Y2K compliant or the systems and/or vendors are replaced with compliant systems or vendors. Decisions are also made as to whether changes are necessary or feasible for key third party suppliers.

     Testing and Validation. In this phase, the Company prepares, executes and verifies the testing of critical systems.

     Six critical systems or processes have been the focus of the Company's Y2K compliance efforts. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company primarily uses industry standard automated applications in most of its locations, which are provided by third parties. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with its vendors. The Company expects to complete the testing and validation of these applications by the third quarter of 1999. Three of the Company's locations using proprietary software are currently in the remediation phase, which is expected to be complete by the second quarter of 1999. The Company expects to complete testing and validation of the software at these locations by the third quarter of 1999.

     The Company is currently finalizing its assessment of embedded chips and third party suppliers. The Company expects to complete the inventory and assessment of this information during the second quarter of 1999. As information related to these areas is received, the Company analyzes the compliance of products and develops strategies for repair or replacement of non-compliant systems through testing and validation. The Company expects to complete the testing and validation phases by the third quarter of 1999.

     To date, the Company estimates that it has spent approximately $1.7 million on Y2K efforts across all areas of the Company and expects to have spent a total of approximately $4.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Company's Y2K project.

     The Company presently believes that, upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Company believes that the most likely reasonable worst-case scenario would involve the failure of one of the Company's critical systems, delaying or disrupting the delivery of services, resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In response to this scenario, comprehensive contingency and business continuation plans, which address the six critical processes described above are currently being tested. The Company expects its contingency and business continuation plans to be implemented by the third quarter of 1999. These plans include the manual performance of processes that are currently automated, such as billing, accounts payable and payroll.

     Determining the Y2K readiness of third party products (information technology and other computerized equipment) and business dependencies (including suppliers, distributors or ancillary industry groups) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. The Company has identified a number of material third party relationships, the most significant of which includes billing services provided by municipalities, delivery of fuel for collection vehicles and delivery of parts and supplies for collection vehicles. Surveys have been distributed to each of the material third parties identified and results are being analyzed as surveys are received. The Company expects to complete this task by the second quarter of 1999. In addition, employees of the Company will independently verify and validate these responses by the third quarter of 1999. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurance that reliable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Y2K ready.

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

FORWARD-LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the solid waste industry; dependence on acquisitions for growth; the Company's ability to manage growth; compliance with environmental regulations; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's dependence on key personnel; general economic conditions; dependence on large, long-term collection contracts; risks associated with undisclosed liabilities of acquired businesses; the risks and costs associated with the date change in the year 2000; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. The Company intends to manage interest rate risk through a combination of fixed and floating rate debt.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     27.1 Financial Data Schedule for the Three Months Ended March 31, 1999 and 1998 (for SEC use only)

     (b) Reports on Form 8-K:

     Form 8-K, dated February 12, 1999 (filed February 16, 1999), Item 5, reporting the Company's acquisitions through February 12, 1999 from Waste Management, Inc. under an agreement dated September 27, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REPUBLIC SERVICES, INC.

                                          By: /s/ Tod C. Holmes
                                            ------------------------------------
                                            Tod C. Holmes
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Date: May 6, 1999