Form 10-Q
period 1999-06-30
REPUBLIC SERVICES INC
filed 1999-08-16
CIK 1060391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On August 9, 1999 the registrant had outstanding 175,412,646 shares of Common Stock, par value $.01 per share.



================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                               PAGE
                                                                               ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1999
          (Unaudited) and December 31, 1998 .............................       3

        Unaudited Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1999 and 1998 .....       4

        Unaudited Condensed Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 1999 .................       5

        Unaudited Condensed Consolidated Statements of Cash Flows
          for the  Six Months Ended June 30, 1999 and 1998 ..............       6

        Notes to Unaudited Condensed Consolidated Financial
          Statements ....................................................       7

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................      14

ITEM 3. Quantitative and Qualitative Disclosures about Market
          Risk ..........................................................      20

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ................................      20



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999          1998
                                                                --------     ------------
                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................      $   44.9      $  556.6
  Restricted cash ........................................           7.1           7.1
  Accounts receivable, less allowance for doubtful
      accounts of $15.3 and $22.1, respectively ..........         234.3         182.7
  Prepaid expenses and other current assets ..............          39.5          37.6
                                                                --------      --------
          Total Current Assets ...........................         325.8         784.0
PROPERTY AND EQUIPMENT, NET ..............................       1,526.1       1,096.1
INTANGIBLE AND OTHER ASSETS, NET .........................       1,250.2         932.0
                                                                --------      --------
                                                                $3,102.1      $2,812.1
                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................      $   67.1      $   64.7
  Accrued liabilities ....................................         164.5         146.2
  Deferred revenue .......................................          54.4          46.6
  Notes payable and current maturities of long-term debt .          27.0         499.9
  Other current liabilities ..............................          35.4          26.4
                                                                --------      --------
          Total Current Liabilities ......................         348.4         783.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................       1,118.5         557.2
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS .................         140.8          77.3
DEFERRED INCOME TAXES ....................................          73.0          71.4
OTHER LIABILITIES ........................................          22.4          23.3
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued ......................            --            --
  Common stock, par value $.01 per share; 750,000,000
     shares authorized; 175,412,500 issued and
     outstanding .........................................           1.8           1.8
  Additional paid-in capital .............................       1,205.5       1,203.5
  Retained earnings ......................................         191.7          93.8
                                                                --------      --------
          Total Stockholders' Equity .....................       1,399.0       1,299.1
                                                                --------      --------
                                                                $3,102.1      $2,812.1
                                                                ========      ========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ---------------------       ---------------------
                                                      1999           1998          1999          1998
                                                     -------       -------       -------       -------
REVENUE .......................................      $ 455.6       $ 335.9       $ 859.1       $ 636.7
EXPENSES:
  Cost of operations ..........................        270.1         205.7         514.8         391.6
  Depreciation, amortization and depletion ....         39.6          26.0          73.0          49.8
  Selling, general and administrative .........         43.3          33.5          89.3          65.6
                                                     -------       -------       -------       -------
OPERATING INCOME ..............................        102.6          70.7         182.0         129.7
INTEREST EXPENSE ..............................        (14.4)        (31.9)        (25.7)        (37.3)
INTEREST INCOME ...............................           .4            .2           3.0            .7
OTHER INCOME (EXPENSE), NET ...................           --            .2           (.1)           .5
                                                     -------       -------       -------       -------
INCOME BEFORE INCOME TAXES ....................         88.6          39.2         159.2          93.6
PROVISION FOR INCOME TAXES ....................         34.1          14.1          61.3          33.7
                                                     -------       -------       -------       -------
NET INCOME ....................................      $  54.5       $  25.1       $  97.9       $  59.9
                                                     =======       =======       =======       =======
BASIC AND DILUTED EARNINGS PER
  SHARE .......................................      $   .31       $   .26       $   .56       $   .63
                                                     =======       =======       =======       =======
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ...............        176.5          95.7         176.0          95.7
                                                     =======       =======       =======       =======


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)

                                                                              ADDITIONAL
                                                                  COMMON       PAID - IN     RETAINED
                                                                   STOCK        CAPITAL      EARNINGS
                                                                 --------     -----------    --------
BALANCE AT DECEMBER 31, 1998 ..............................      $    1.8      $1,203.5      $   93.8
  Net income ..............................................            --            --          97.9
  Issuance of compensatory stock options ..................            --           2.0            --
                                                                 --------      --------      --------
BALANCE AT JUNE 30, 1999 ..................................      $    1.8      $1,205.5      $  191.7
                                                                 ========      ========      ========



         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       -------------------
                                                                         1999        1998
                                                                       ------       ------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ....................................................      $ 97.9       $ 59.9
  Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ............................................        58.3         42.1
     Amortization of intangible assets ..........................        14.7          7.7
     Deferred tax provision .....................................        16.0          9.3
     Non-cash charge ............................................         2.0           --
     Changes in assets and liabilities, net of
        effects from business acquisitions:
          Accounts receivable ...................................       (41.8)       (19.3)
          Prepaid expenses and other assets .....................        (2.6)        (1.0)
          Accounts payable and accrued liabilities ..............       (21.0)       (16.4)
          Other liabilities .....................................        11.4         58.3
                                                                       ------       ------
                                                                        134.9        140.6
                                                                       ------       ------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ...........................      (135.9)       (71.1)
  Cash used in business acquisitions, net of cash acquired ......      (596.0)          --
  Other .........................................................        (1.3)         9.8
                                                                       ------       ------
                                                                       (733.2)       (61.3)
                                                                       ------       ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ................        21.5           .6
  Payments of notes payable and long-term debt ..................       (17.3)       (27.9)
  Net payments on revolving credit facility .....................      (516.0)          --
  Proceeds from issuance of unsecured notes, net of discount ....       598.4           --
  Decrease in notes payable to AutoNation .......................          --        (34.9)
                                                                       ------       ------
                                                                         86.6        (62.2)
                                                                       ------       ------
DECREASE IN CASH AND CASH EQUIVALENTS ...........................      (511.7)        17.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................       556.6           --
                                                                       ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $ 44.9       $ 17.1
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

    The historical Unaudited Condensed Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect the accounts of the Company as a subsidiary of AutoNation, Inc., formerly known as Republic Industries, Inc. (together with its subsidiaries, "AutoNation"), subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

    All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock," which was formerly designated as either "Class A Common Stock" or "Class B Common Stock"), for the six months ended June 30, 1998 in the Unaudited Condensed Consolidated Financial Statements and the notes thereto have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998.

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

    In March 1999, AutoNation converted all 95.7 million shares of its Class B Common Stock into Class A Common Stock on a one-for-one basis. In April 1999, AutoNation transferred all of its Class A Common Stock to its indirect, wholly-owned subsidiary, AutoNation Insurance Company, and the Company registered all 112.2 million shares of its Common Stock owned by AutoNation. In May 1999, the Company completed a secondary offering, in which AutoNation sold substantially all of the Class A Common Stock it owned in the Company. In June 1999, the Company amended its certificate of incorporation to eliminate the classifications of common stock.

    During the three months ended March 31, 1999, the Company recorded other charges of approximately $4.0 million, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of $2.0 million of compensation expenses related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options) and $2.0 million of additional charges directly related to the separation. The Company expects to incur an additional $1.5 to $2.0 million in additional separation costs during the third quarter of 1999.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    The following unaudited pro forma consolidated statement of operations data for the six months ended June 30, 1999 excludes the $4.0 million pre-tax charge resulting from the Company's separation from AutoNation:

            Revenue .......................................      $ 859.1
            Expenses:
              Cost of operations ..........................        514.8
              Depreciation, amortization and depletion ....         73.0
              Selling, general and administrative .........         85.3
                                                                 -------
            Operating income ..............................        186.0

            Interest expense ..............................        (25.7)
            Interest income ...............................          3.0
            Other income (expense), net ...................          (.1)
                                                                 -------
            Income before income taxes ....................        163.2
            Provision for income taxes ....................         62.8
                                                                 -------
            Net income ....................................      $ 100.4
                                                                 =======
            Basic and diluted earnings per share ..........      $   .57
                                                                 =======
            Weighted average common and common
              equivalent shares outstanding ...............        176.0
                                                                 =======

    The unaudited pro forma consolidated statement of operations data are provided for informational purposes only and do not project the Company's results of operations for any future date or period.

    The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

2. BUSINESS COMBINATIONS

    Prior to the Initial Public Offering, AutoNation acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting during the six months ended June 30, 1998 was $128.3 million consisting of cash and 3.4 million shares of AutoNation common stock. These businesses were contributed by AutoNation to the Company subsequent to their acquisition.

    The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

    In September 1998, the Company entered into an agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets consisting of 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, as well as disposal agreements at various Waste Management facilities. By June 1999, the Company had completed the purchases of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during the six months ended June 30, 1999.

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the six months ended June 30, 1999. The aggregate purchase price paid by the Company in these transactions was $306.0 million in cash.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       -------------------
                                                                         1999        1998
                                                                       ------       ------
            Property and equipment ..............................      $370.7       $ 23.9
            Cost in excess of net assets acquired ...............       302.8        142.5
            Other assets ........................................         2.2         10.0
            Working capital deficit .............................       (55.4)       (22.7)
            Debt assumed ........................................        (1.8)       (25.4)
            Other liabilities ...................................       (22.5)          --
            Investment by AutoNation ............................          --       (128.3)
                                                                       ------       ------
            Cash used in acquisitions, net of cash acquired .....      $596.0       $   --
                                                                       ======       ======


    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the six months ended June 30, 1999 accounted for under the purchase method of accounting had occurred as of the beginning of each six month period presented are as follows:

                                                                              1999         1998
                                                                           ---------    ---------
            Revenue .................................................      $   893.2    $   718.3

            Net income ..............................................      $    95.2    $    52.3
            Basic and diluted earnings per share ....................      $     .54    $     .55
            Weighted average common and common equivalent shares
              Outstanding ...........................................          176.0         95.7


    The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999          1998
                                                                --------     ------------
            Land, landfills and improvements .............      $  987.8       $  611.7
            Furniture, fixtures, trucks and equipment ....         896.5          806.8
            Buildings and improvements ...................         162.3          150.6
                                                                --------       --------
                                                                 2,046.6        1,569.1
            Less: Accumulated depreciation,
              amortization and depletion .................        (520.5)        (473.0)
                                                                --------       --------
                                                                $1,526.1       $1,096.1
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

    Accumulated amortization of intangible assets at June 30, 1999 and December 31, 1998 was $85.1 million and $73.0 million, respectively.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

5. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1999           1998
                                                                                 --------      ------------
            $225 million unsecured notes, net of unamortized
              discount of $1.0 million; interest payable
              semi-annually in  May and November at 6 5/8%;
              principal due at maturity in 2004 ...........................      $  224.0       $     --

            $375 million unsecured notes, net of unamortized
              discount of $.6 million; interest payable
              semi-annually in May and November at 7 1/8%;
              principal due at maturity in 2009 ...........................         374.4             --

            $1.0 billion unsecured revolving credit facility;
              interest payable using LIBOR-based rates; $500.0 million
              matures July 2000 and $500.0 million matures 2003 ...........         464.0          980.0

            Bonds payable under loan agreements with California
              Pollution Control Financing Authority; interest at
              prevailing market rates .....................................          42.0           42.0

            Other notes; secured by real property, equipment and other
              assets ......................................................          41.1           35.1
                                                                                 --------       --------
                                                                                  1,145.5        1,057.1
            Less: current portion .........................................         (27.0)        (499.9)
                                                                                 --------       --------
                                                                                 $1,118.5       $  557.2
                                                                                 ========       ========



    Interest expense paid was $21.9 million (net of $3.0 million of capitalized interest) and $37.6 million for the six months ended June 30, 1999 and 1998, respectively.

6. ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

    The Company accrues for environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Available airspace is generally based on estimates of remaining permitted and likely to be permitted airspace developed by independent engineers together with the Company's engineers and accounting personnel utilizing information provided by aerial surveys of landfills which are generally performed annually. These aerial surveys form the basis for the volume available for disposal. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of the Environmental Protection Agency's Subtitle D regulations and adjusts such accruals accordingly. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and the closure process begins.

    In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 1999 and 1998.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $44.6 million for the six months ended June 30, 1999. Through June 30, 1998, the Company was included in the consolidated federal income tax return of AutoNation.

8. STOCK OPTIONS

    In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. The Company has reserved 20.0 million shares of Common Stock for issuance pursuant to options granted under the Stock Incentive Plan.

    Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 7.8 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis. The replacement options to purchase shares of Common Stock retained the vesting and exercise rights of the original options, subject to certain exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The exercise prices for individual replacement options were established to maintain the unrealized gain or loss on each option for AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant is approximately $2.0 million, and has been included in selling, general and administrative expenses in the Company's Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 1999.

    A summary of stock option transactions for the six months ended June 30, 1999 is as follows:

                                                                     WEIGHTED-AVERAGE
                                                             SHARES   EXERCISE PRICE
                                                             ------  ----------------
            Options outstanding at beginning of year...          .6        $18.12
            Granted to replace AutoNation options .....         7.8         17.77
            Granted, other ............................         3.8         18.35
            Exercised .................................          --            --
            Cancelled .................................          --            --
                                                             ------        ------
            Options outstanding at June 30, 1999 ......        12.2        $17.97
                                                             ======        ======
            Options exercisable at June 30, 1999 ......         4.3        $17.85
                                                             ======        ======


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

    Earnings per share for the six months ended June 30, 1998 includes the retroactive effect of the recapitalization of the 100 shares of Common Stock held by AutoNation into 95,688,083 shares of Class B Common Stock.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    Earnings per share for the three and six months ended June 30 is calculated as follows (in thousands, except per share data):

                                                                               THREE MONTHS ENDED             SIX MONTHS
                                                                                    JUNE 30,                ENDED JUNE 30,
                                                                             ---------------------      ---------------------
                                                                                1999        1998          1999          1998
                                                                             --------      -------      --------      -------
            Numerator:
              Net income ..............................................      $ 54,500      $25,100      $ 97,900      $59,900
                                                                             --------      -------      --------      -------
            Denominator:
              Denominator for basic earnings per share ................       175,412       95,688       175,412       95,688
              Effect of dilutive securities -- Options to purchase
                 common stock .........................................         1,068           --           547           --
                                                                             --------      -------      --------      -------
              Denominator for diluted earnings per share ..............       176,480       95,688       175,959       95,688
                                                                             --------      -------      --------      -------
            Basic and diluted earnings per share ......................      $    .31      $   .26      $    .56      $   .63
                                                                             ========      =======      ========      =======
            Antidilutive securities not included in the diluted
              earnings per share calculation:

              Options to purchase common stock ........................           664           --         6,332           --
              Weighted average exercise price .........................      $  24.37           --      $  18.97           --


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

LIABILITY INSURANCE

    The Company carries general liability, vehicle liability, employment practices liability, pollution liability, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

    The Company's liabilities for unpaid and incurred but not reported claims at June 30, 1999 was $37.7 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At June 30, 1999, surety bonds and letters of credit totaling $520.3 million were outstanding and will expire on various dates through 2007.

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

11. RELATED PARTY TRANSACTIONS

    Prior to the Initial Public Offering, AutoNation's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to AutoNation's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative expenses and were approximately $7.5 million for the six months ended June 30, 1998. These amounts approximate management's estimate of AutoNation's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

    In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation agreed to provide to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company reduced the amount of services it obtained from AutoNation. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to approximately $.9 million per month. The Company believes that the fees for services provided under the Services Agreement are no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement during the six months ended June 30, 1999 were approximately $5.3 million and are included in selling, general and administrative expenses.

    Prior to the Initial Public Offering, the Company participated in AutoNation's combined risk management programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $9.7 million for the six months ended June 30, 1998.

    Interest expense on notes payable to AutoNation was $35.9 million for the six months ended June 30, 1998. All amounts due AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

12. SUBSEQUENT EVENT

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. The assets to be acquired include four landfill operations, eleven transfer stations and a subset of small container hauling assets from five collection operations. In addition, the Company and Allied also entered into a definitive agreement for the simultaneous purchase and sale of certain other solid waste assets. Both transactions will be accounted for under the purchase method of accounting. The closing of both transactions is subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K as of and for the year ended December 31, 1998. All references to historical share and per share data of the Company's Common Stock, par value $.01 per share ("Common Stock," which was formerly designated as either "Class A Common Stock" or "Class B Common Stock"), have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95,688,083 shares of Class B Common Stock in July 1998.

    The accompanying historical Unaudited Condensed Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect the accounts of the Company as a subsidiary of AutoNation, Inc. (together with its subsidiaries, "AutoNation") subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements. The historical consolidated financial information contained in this Form 10-Q does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

BUSINESS COMBINATIONS

    The Company makes decisions to acquire or invest in businesses based on financial and strategic considerations.

    Prior to the Initial Public Offering, AutoNation acquired various businesses operating in the solid waste services industry using cash and/or shares of its common stock. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting during the six months ended June 30, 1998 was $128.3 million consisting of cash and 3.4 million shares of AutoNation common stock. These businesses were contributed by AutoNation to the Company subsequent to their acquisition.

    The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

    In September 1998, the Company entered into an agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets consisting of 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. By June 1999, the Company had completed the purchases of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during the six months ended June 30, 1999.

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the six months ended June 30, 1999. The aggregate purchase price paid by the Company in these transactions was $306.0 million in cash.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. The assets to be acquired include four landfill operations, eleven transfer stations and a subset of small container hauling assets from five collection operations. In addition, the Company and Allied also entered into a definitive agreement for the simultaneous purchase and sale of certain other solid waste assets. Both transactions will be accounted for under the purchase method of accounting. The closing of both transactions is subject to approvals by various state and federal agencies as well as satisfaction of customary closing conditions.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

    Pro forma net income was $100.4 million, or $.57 per share, for the six months ended June 30, 1999. Pro forma operating results exclude the $4.0 million pre-tax charge that was recorded during the three months ended March 31, 1999 resulting from the Company's separation from AutoNation. See Note 1, Basis of Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $54.5 million for the three months ended June 30, 1999, or $.31 per share, as compared to $25.1 million, or $.26 per share, for the three months ended June 30, 1998. Net income was $97.9 million for the six months ended June 30, 1999, or $.56 per share, as compared to $59.9 million, or $.63 per share, for the six months ended June 30, 1999.

    The following table sets forth revenue and cost of operations, depreciation, amortization and depletion of property and equipment, amortization of intangible assets, selling, general and administrative expenses, other charges and operating income with percentages of revenue for the three and six months ended June 30 (in millions):

                                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------------    -----------------------------------
                                                         1999               1998                1999               1998
                                                   ---------------    ---------------    ----------------    ---------------
Revenue ........................................   $455.6    100.0%   $335.9    100.0%   $859.1     100.0%   $636.7    100.0%
Expenses:
  Cost of operations ...........................    270.1     59.3%    205.7     61.2%    514.8      59.9%    391.6     61.5%
  Depreciation, amortization and depletion of
   property and equipment ......................     32.0      7.0%     21.8      6.5%     58.3       6.8%     42.1      6.6%
  Amortization of intangible assets ............      7.6      1.7%      4.2      1.3%     14.7       1.7%      7.7      1.2%
  Selling, general and administrative expenses .     43.3      9.5%     33.5     10.0%     85.3       9.9%     65.6     10.3%
  Other charges ................................       --       --        --       --       4.0        .5%       --       --
                                                   ------   ------    ------   ------    ------    ------    ------   ------
  Operating Income .............................   $102.6     22.5%   $ 70.7     21.0%   $182.0      21.2%   $129.7     20.4%
                                                   ======   ======    ======   ======    ======    ======    ======   ======


    Revenue was $455.6 million and $335.9 million for the three months ended June 30, 1999 and 1998, respectively, an increase of 35.6%. Internal growth, consisting of price and primarily volume, accounted for 8.0% of the increase, and "tuck-in" acquisitions contributed 11.0%. Other acquisitions accounted for the remaining 16.6% of the increase.

    Revenue was $859.1 million and $636.7 million for the six months ended June 30, 1999 and 1998, respectively, an increase of 34.9%. Internal growth, consisting of price and primarily volume, accounted for 8.0% of the increase, and "tuck-in" acquisitions contributed 10.9%. Other acquisitions accounted for the remaining 16.0% of the increase.

    The increase in revenue for the three months ended June 30, 1999 versus the comparable 1998 period is due to an increase in collection, transfer and disposal operations offset by a decrease in other revenue. All of the Company's revenue sources showed increases in aggregate dollar amounts for the six months ended June 30, 1999 versus the comparable 1998 period. The following table reflects total revenue of the Company by revenue source excluding intercompany disposal revenue (in millions):

                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                            -----------------------------------   ----------------------------------
                                  1999               1998               1999               1998
                            ---------------    ---------------    ---------------    ---------------
Collection ..............   $346.3     76.0%   $262.4     78.1%   $657.2     76.5%   $502.3     78.9%
Transfer and disposal ...     69.6     15.3%     31.9      9.5%    126.7     14.7%     62.3      9.8%
Other ...................     39.7      8.7%     41.6     12.4%     75.2      8.8%     72.1     11.3%
                            ------   ------    ------   ------    ------   ------    ------   ------
  Total Revenue .........   $455.6    100.0%   $335.9    100.0%   $859.1    100.0%   $636.7    100.0%
                            ======   ======    ======   ======    ======   ======    ======   ======


    Cost of operations was $270.1 million and $514.8 million for the three and six months ended June 30, 1999, versus $205.7 million and $391.6 million for the comparable 1998 periods. The increase in aggregate dollars is primarily due to acquisitions. Cost of operations as a percentage of revenue was 59.3% and 59.9% for the three and six months ended June 30, 1999, respectively, versus 61.2% and 61.5% for the comparable 1998 periods. The decrease in such costs as a percentage of revenue is primarily a result of improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions.

    Expenses for depreciation, amortization and depletion of property and equipment were $32.0 million and $58.3 million for the three and six months ended June 30, 1999, respectively, versus $21.8 million and $42.1 million for the comparable 1998 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.0% and 6.8% for the three and six months ended June 30, 1999, respectively, versus 6.5% and 6.6% for the comparable 1998 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $7.6 million and $14.7 million for the three and six months ended June 30, 1999, respectively, versus $4.2 million and $7.7 million for the comparable 1998 periods. Amortization of intangible assets as a percentage of revenue were 1.7% for the three and six months ended June 30, 1999 versus 1.3% and 1.2% for the comparable 1998 periods. The increase in aggregate dollars is primarily due to acquisitions.

    Selling, general and administrative expenses were $43.3 million and $85.3 million for the three and six months ended June 30, 1999, respectively, versus $33.5 million and $65.6 million for the comparable 1998 periods. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 9.5% and 9.9% for the three and six months ended June 30, 1999, respectively, versus 10.0% and 10.3% for the comparable 1998 period. The decrease in such expenses as a percentage of revenue is primarily due to leveraging the existing overhead structure over an expanding revenue base.

    Included in selling, general and administrative expenses are fees paid to AutoNation under the Services Agreement of $2.6 million and $5.3 million for the three and six months ended June 30, 1999, respectively, and allocations of AutoNation's corporate general and administrative costs of $3.7 million and $7.5 million for the three and six months ended June 30, 1998, respectively. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

    Other charges were $4.0 million for the six months ended June 30, 1999. These costs relate to the Company's separation from AutoNation and consist of $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options, of the Notes to Unaudited Condensed Consolidated Financial Statements) and $2.0 million of additional charges directly related to the separation. The Company expects to incur an additional $1.5 to $2.0 million in additional separation costs during the third quarter of 1999.

INTEREST EXPENSE

    Interest expense was $14.4 million and $25.7 million for three and six months ended June 30, 1999, respectively, versus $31.9 million and $37.3 million for the comparable 1998 periods. Interest expense for the six months ended June 30, 1999 is primarily due to borrowings under the Company's unsecured notes and revolving credit facility. Proceeds from the sale of the unsecured notes were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund acquisitions. Interest expense for the three and six months ended June 30, 1998 was primarily due to interest expense on borrowings from AutoNation. All amounts due to AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

INTEREST INCOME

    Interest income was $.4 million and $3.0 million for the three and six months ended June 30, 1999, respectively, versus $.2 million and $.7 million for the comparable 1998 periods. The increase in interest income for the three and six months ended June 30, 1999 versus the comparable periods in 1998 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

    The provision for income taxes was $34.1 million and $61.3 million for the three and six months ended June 30, 1999, respectively, versus $14.1 million and $33.7 million for the comparable 1998 periods. The effective income tax rate was 38.5% and 36.0% for the three and six months ended June 30, 1999 and 1998, respectively. Income taxes have been provided based upon the Company's anticipated annual effective tax rate.

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

    Costs related to environmental remediation activities are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

    At June 30, 1999, the Company had $44.9 million of unrestricted cash. The cash on hand as of December 31, 1998 was used primarily to fund acquisitions in the first quarter of 1999.

    Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, were satisfied pursuant to AutoNation corporate-wide cash management policies. Following the Initial Public Offering, the Company has been financed autonomously and AutoNation has not provided funds to finance the Company's operations or acquisitions. The Company's operating cash flow is used by the Company to finance its working capital, acquisitions and other requirements. In July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility had an original term of 364 days and the remaining $500.0 million expires July 2003. During July 1999, the Company extended the short-term portion of the credit facility for an additional one year term expiring in July 2000. Borrowings under the facility bear interest at LIBOR-based rates. At June 30, 1999, the Company had approximately $522.6 million of availability under this facility. Proceeds from the facility are used to satisfy working capital requirements, capital expenditures and acquisitions.

    In May 1999, the Company sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bear interest at 6 5/8% and mature in 2004. The remaining $375.0 million bear interest at 7 1/8% and mature in 2009. Interest on both notes is payable semi-annually in May and November. The $225.0 million and $375.0 million notes were offered at a discount of $1.0 million and $.6 million, respectively. Proceeds from the notes were used to repay the Company's revolving credit facility.

CASH FLOWS

    Cash and cash equivalents decreased by $511.7 million during the six months ended June 30, 1999 and increased by $17.1 million during the six months ended June 30, 1998. The major components of these changes are discussed below.

    Management believes that it has sufficient financial resources available to meet anticipated capital requirements and obligations as they come due.

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $134.9 million and $140.6 million during the six months ended June 30, 1999 and 1998, respectively. The decrease is due to increased working capital requirements as a result of business acquisitions.

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash flows from investing activities consist primarily of cash used for capital additions and business acquisitions. Capital additions were $135.9 million and $71.1 million during the six months ended June 30, 1999 and 1998, respectively. Cash used in business acquisitions, net of cash acquired was $596.0 million during the six months ended June 30, 1999. Business acquisitions for the six months ended June 30, 1998 were funded by AutoNation.

    The Company believes capital expenditures and cash used in business acquisitions will increase during the remainder of 1999 and in the foreseeable future due to expansion of the Company's business. The Company intends to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, the Company's $1.0 billion revolving credit facility, the Company's $600.0 million of unsecured notes and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash flows from financing activities during the six months ended June 30, 1999 and 1998 included unsecured notes, commercial bank and affiliate borrowings, and repayments of debt. Proceeds from bank and affiliate borrowings were used to fund acquisitions and capital additions, and to repay debt. During the six months ended June 30, 1999, the Company sold unsecured notes with a face value of $600.0 million at a discounted price of $598.4 million. Proceeds from the notes were used to repay the Company's revolving credit facility.

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

    Six critical systems or processes have been the focus of the Company's Y2K compliance efforts. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company primarily uses industry standard automated applications in most of its locations, which are provided by third parties. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with its vendors. The Company expects to complete the testing and validation of these applications prior to yearend. Three of the Company's locations use proprietary software. The remediation of the software at these locations has been completed and the Company expects to complete testing and validation of this software prior to yearend.

    The Company has completed its inventory and assessment of embedded chips and third party suppliers. The Company is currently testing and validating the compliance of products and is developing strategies for repair or replacement of non-compliant systems. The Company expects to complete the testing and validation phases prior to yearend.

    To date, the Company estimates that it has spent approximately $2.2 million on Y2K efforts across all areas of the Company and expects to have spent a total of approximately $3.0 to $4.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Company's Y2K project.

    The Company presently believes that, upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Company believes that the most likely reasonable worst-case scenario would involve the failure of one of the Company's critical systems, delaying or disrupting the delivery of services, resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In response to this scenario, comprehensive contingency and business continuation plans, which address the six critical processes described above are currently being tested. The Company expects its contingency and business continuation plans to be implemented prior to yearend. These plans include the manual performance of processes that are currently automated, such as billing, accounts payable and payroll.

    Determining the Y2K readiness of third party products (information technology and other computerized equipment) and business dependencies (including suppliers, distributors or ancillary industry groups) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. The Company has identified a number of material third party relationships, the most significant of which includes billing services provided by municipalities, delivery of fuel for collection vehicles and delivery of parts and supplies for collection vehicles. Surveys have been distributed to each of the material third parties identified and results are being analyzed as surveys are received. Employees of the Company are independently verifying and validating these responses as they are received. This validation and notification phase is expected to be complete prior to yearend. In addition, during the third and fourth quarters of 1999, management at each of the Company's locations will meet with their material third party vendors to further assess the Y2K readiness of third party products and dependencies. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurance that reliable information will be offered or otherwise available. Furthermore, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Y2K ready.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. The Company manages interest rate risk through a combination of fixed and floating rate debt.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    27.1 Financial Data Schedule for the Three and Six Months Ended June 30, 1999 (for SEC use only)

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REPUBLIC SERVICES, INC.



                                       By: /s/ Tod C. Holmes
                                           ---------------------------------
                                           Tod C. Holmes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                       By: /s/ Charles F. Serianni
                                           ---------------------------------
                                           Charles F. Serianni
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


Date: August 16, 1999