Form 10-Q
period 1999-09-30
REPUBLIC SERVICES INC
filed 1999-11-15
CIK 1060391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


         FOR THE TRANSITION PERIOD FROM _____________ TO _______________


                         COMMISSION FILE NUMBER: 1-14267

                             REPUBLIC SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                         65-0716904
---------------------------------             ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)


                         110 S.E. 6TH STREET, 28TH FLOOR
                          FT. LAUDERDALE, FLORIDA 33301
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (954) 769-2400


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On November 5, 1999 the registrant had outstanding 175,447,962 shares of Common Stock, par value $.01 per share.

                             REPUBLIC SERVICES, INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1999
          (Unaudited) and December 31, 1998..................................   3

        Unaudited Condensed Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30, 1999 and 1998 ...   4

        Unaudited Condensed Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended September 30, 1999 ...............   5

        Unaudited Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and 1998 .............   6

        Notes to Unaudited Condensed Consolidated Financial
          Statements ........................................................   7

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................  16

ITEM 3. Quantitative and Qualitative Disclosures about Market
          Risk ..............................................................  21

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ...................................................  21


ITEM 6. Exhibits and Reports on Form 8-K ....................................  21




                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             REPUBLIC SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -----------
                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................      $    9.8      $  556.6
  Restricted cash ........................................          10.3           7.1
  Accounts receivable, less allowance for doubtful
      accounts of $13.6 and $22.1, respectively ..........         249.8         182.7
  Prepaid expenses and other current assets ..............          52.2          37.6
                                                                --------      --------
          Total Current Assets ...........................         322.1         784.0
PROPERTY AND EQUIPMENT, NET ..............................       1,564.7       1,096.1
INTANGIBLE AND OTHER ASSETS, NET .........................       1,380.8         932.0
                                                                --------      --------
                                                                $3,267.6      $2,812.1
                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................      $   65.0      $   64.7
  Accrued liabilities ....................................         107.9         119.5
  Amounts due to former owners ...........................          54.8          26.7
  Deferred revenue .......................................          61.1          46.6
  Notes payable and current maturities of long-term debt..          76.8         499.9
  Other current liabilities ..............................          56.1          26.4
                                                                --------      --------
          Total Current Liabilities ......................         421.7         783.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................       1,153.9         557.2
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS .................         147.1          77.3
DEFERRED INCOME TAXES ....................................          71.3          71.4
OTHER LIABILITIES ........................................          22.1          23.3
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued ......................            --            --
  Common stock, par value $.01 per share; 750,000,000
     shares authorized; 175,447,962 and 175,412,500 issued
     and outstanding, respectively .......................           1.8           1.8
  Additional paid-in capital .............................       1,205.5       1,203.5
  Retained earnings ......................................         244.2          93.8
                                                                --------      --------
          Total Stockholders' Equity .....................       1,451.5       1,299.1
                                                                --------      --------
                                                                $3,267.6      $2,812.1
                                                                ========      ========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.


            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -------------------------       -------------------------
                                                        1999           1998             1999             1998
                                                     ---------       ---------       ---------       ---------
REVENUE .......................................      $   490.6       $   355.0       $ 1,349.7       $   991.7
EXPENSES:
  Cost of operations ..........................          295.9           220.1           810.7           611.7
  Depreciation, amortization and depletion ....           44.8            26.7           117.8            76.5
  Selling, general and administrative .........           46.4            32.9           135.7            98.6
                                                     ---------       ---------       ---------       ---------
OPERATING INCOME ..............................          103.5            75.3           285.5           204.9
INTEREST EXPENSE ..............................          (18.8)           (3.2)          (44.5)          (40.4)
INTEREST INCOME ...............................             .3              .3             3.3             1.0
OTHER INCOME (EXPENSE), NET ...................             .3             (.2)             .2              .3
                                                     ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES ....................           85.3            72.2           244.5           165.8
PROVISION FOR INCOME TAXES ....................           32.8            26.0            94.1            59.7
                                                     ---------       ---------       ---------       ---------
NET INCOME ....................................      $    52.5       $    46.2       $   150.4       $   106.1
                                                     =========       =========       =========       =========
BASIC AND DILUTED EARNINGS PER
  SHARE .......................................      $     .30       $     .26       $     .86       $     .87
                                                     =========       =========       =========       =========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ...............          175.5           175.4           175.8           122.3
                                                     =========       =========       =========       =========




        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)

                                                               ADDITIONAL
                                                    COMMON       PAID-IN       RETAINED
                                                    STOCK        CAPITAL       EARNINGS
                                                   --------    -----------     --------
BALANCE AT DECEMBER 31, 1998 ................      $    1.8      $1,203.5      $   93.8
  Net income ................................            --            --         150.4
  Issuance of compensatory stock options ....            --           2.0            --
                                                   --------      --------      --------
BALANCE AT SEPTEMBER 30, 1999 ...............      $    1.8      $1,205.5      $  244.2
                                                   ========      ========      ========



         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ............................................................      $  150.4       $  106.1
  Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ....................................................          93.9           64.3
     Amortization of intangible assets ..................................          23.9           12.2
     Deferred tax provision .............................................          24.1           20.1
     Non-cash charge ....................................................           2.0             --
     Changes in assets and liabilities, net of effects from business acquisitions:
          Accounts receivable ...........................................         (55.3)         (24.6)
          Prepaid expenses and other assets .............................         (14.7)           (.6)
          Accounts payable and accrued liabilities ......................         (19.7)          22.3
          Amounts due to former owners ..................................         (14.8)            --
          Other liabilities .............................................          35.4           30.2
                                                                               --------       --------
                                                                                  225.2          230.0
                                                                               --------       --------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ...................................        (215.4)        (110.1)
  Cash used in business acquisitions, net of cash acquired ..............        (723.9)         (68.6)
  Other .................................................................          (4.5)           9.9
                                                                               --------       --------
                                                                                 (943.8)        (168.8)
                                                                               --------       --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ........................         114.6             --
  Payments of notes payable and long-term debt ..........................         (96.3)         (45.9)
  Net proceeds(payments)on revolving credit facility ....................        (445.0)          42.0
  Proceeds from issuance of unsecured notes, net of discount ............         598.5             --
  Proceeds from sale of common stock ....................................            --        1,433.6
  Decrease in notes payable to AutoNation ...............................            --       (1,469.5)
                                                                               --------       --------
                                                                                  171.8          (39.8)
                                                                               --------       --------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS .........................        (546.8)          21.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................         556.6             --
                                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $    9.8       $   21.4
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

    All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock," which was formerly designated as either "Class A Common Stock" or "Class B Common Stock"), for the nine months ended September 30, 1998 in the Unaudited Condensed Consolidated Financial Statements and the notes thereto have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95.7 million shares of Class B Common Stock in July 1998.

    In July 1998, the Company completed an initial public offering of its Class A Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all amounts due to AutoNation as of June 30, 1998 through the issuance of 16.5 million shares of Class A Common Stock and through the payment of all proceeds from the Initial Public Offering. Following the Initial Public Offering and the repayment of amounts due to AutoNation, approximately 63.9% of the outstanding shares of Common Stock were owned by AutoNation.

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

    Other charges were $2.4 million and $6.4 million for the three and nine months ended September 30, 1999, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expenses related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see
Note 8, Stock Options) and approximately $4.4 million of additional charges directly related to the separation. The Company expects to incur approximately $.8 million in additional separation costs during the fourth quarter of 1999. The Company does not anticipate incurring additional separation costs subsequent to the fourth quarter of 1999.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 1999 exclude the $2.4 million and $6.4 million pre-tax charge resulting from the Company's separation from AutoNation, respectively:

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1999
                                                             --------------   -------------
         Revenue ........................................      $   490.6       $ 1,349.7
         Expenses:
            Cost of operations ..........................          295.9           810.7
            Depreciation, amortization and depletion ....           44.8           117.8
            Selling, general and administrative .........           44.0           129.3
                                                               ---------       ---------

         Operating income ...............................          105.9           291.9

         Interest expense ...............................          (18.8)          (44.5)
         Interest income ................................             .3             3.3
         Other income (expense), net                                  .3              .2
                                                               ---------       ---------

         Income before income taxes .....................           87.7           250.9
         Provision for income taxes                                 33.8            96.6
                                                               ---------       ---------

         Net income .....................................      $    53.9       $   154.3
                                                               =========       =========
         Basic and diluted earnings per share ...........      $     .31       $     .88
                                                               =========       =========

         Weighted average common and common
            equivalent shares outstanding ...............          175.5           175.8
                                                               =========       =========


    The unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not project the Company's results of operations for any future date or period.

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

    Subsequent to the initial public offering on July 1, 1998, the Company acquired various businesses for an aggregate purchase price of $72.4 million in cash.

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

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the nine months ended September 30, 1999. The aggregate purchase price paid by the Company in these transactions was $433.7 million in cash.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire certain solid waste assets for a purchase price of $92.0 million in cash. The assets to be acquired include one landfill operation, six transfer stations and a subset of small container hauling assets from four collection operations. In addition, the Company and Allied entered into a definitive agreement for the simultaneous purchase and sale of certain other solid waste assets. These transactions will be accounted for under the purchase method of accounting. The closing of the transactions, which were pending as of September 30, 1999, are subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                                       NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                   -------------------
                                                                    1999         1998
                                                                   ------       ------
         Property and equipment .............................      $376.3       $ 34.6
         Cost in excess of net assets acquired ..............       432.6        239.8
         Other assets .......................................         2.9           .3
         Working capital deficit ............................       (64.6)       (53.8)
         Debt assumed .......................................        (1.8)       (40.3)
         Other liabilities ..................................       (21.5)        16.3
         Investment by AutoNation ...........................          --       (128.3)
                                                                   ------       ------
         Cash used in acquisitions, net of cash acquired ....      $723.9       $ 68.6
                                                                   ======       ======

    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the nine months ended September 30, 1999 accounted for under the purchase method of accounting had occurred as of the beginning of each nine month period presented are as follows:

                                                                    1999           1998
                                                                 ---------      ---------
         Revenue ..........................................      $ 1,415.7      $ 1,114.9
         Net income .......................................      $   145.7      $    90.5
         Basic and diluted earnings per share .............      $     .83      $     .74
         Weighted average common and common equivalent
           shares outstanding .............................          175.8          122.3

    The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. LANDFILL AND ACCRUED ENVIRONMENTAL COSTS

       The Company uses life cycle accounting and the Units-of-Consumption method to recognize certain landfill costs. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards of available airspace ("Units-of-Consumption"). Costs and airspace estimates are developed annually by independent engineers together with the Company's engineers. These estimates are used by the Company's operating and accounting personnel to annually adjust the Company's rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to modifications of available airspace, inflation and changes in regulations. Modifications of available airspace include the addition of airspace which lies in an expansion area that is determined as likely to be permitted.

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of September 30, 1999, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

LIKELY TO BE PERMITTED EXPANSION AIRSPACE

Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in the Company's calculation of total available disposal capacity, the following criteria must be met:

    1. The land associated with the expansion airspace is either owned by the Company or is controlled by the Company pursuant to an option agreement;
    2. The Company is committed to supporting the expansion project financially and with appropriate resources;
    3. There are no identified fatal flaws or impediments associated with the project, including political impediments;
    4.  Progress is being made on the project;
    5.  The expansion is attainable within a reasonable time frame; and
    6.  The Company believes it is likely the expansion permit will be received.

    Upon meeting the Company's expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include likely to be permitted airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

    The Company has identified three sequential steps that a landfill, which includes likely to be permitted expansion airspace in its total available disposal capacity, generally follows to obtain an expansion permit. These steps are as follows:

    1.  Obtaining approval from local authorities;
    2.  Submitting a permit application with state authorities; and
    3.  Obtaining permit approval from state authorities.

    Once a landfill meets the Company's expansion criteria, management continuously monitors each site's progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the likely to be permitted airspace is removed from the landfill's total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. The Company has never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurances can be made that all future expansions will be permitted as designed.

CAPITALIZED LANDFILL COSTS

    Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering, and construction associated with excavation, liners and site berms. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.

    Costs related to acquiring land, excluding the estimated residual value of unpermitted land, and costs related to permitting and cell construction are depleted as airspace is consumed using the Units-of-Consumption method. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

    Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted future expected cash flows of the landfill relative to the other assets within the group. If the landfill meets the Company's expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus likely to be permitted airspace to total available airspace. Landfill purchase price is amortized using the Units-of-Consumption method over the total available airspace including likely to be permitted airspace where appropriate.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the Units-of-Consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs.

    A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Accrued closure and post-closure costs as of September 30, 1999, were $153.6 million. The current portion of these costs of $9.8 million and the long-term portion of these costs of $143.8 million reflected in the Company's Unaudited Condensed Consolidated Balance Sheet are included in other current liabilities and accrued environmental costs, respectively. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of September 30, 1999, assuming that all available landfill capacity is used, the Company expects to expense approximately $613.0 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 1999 and 1998.

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999            1998
                                                     -------------  ------------
         Land, landfills and improvements .......      $  989.2       $  611.7
         Vehicles and equipment .................         952.5          806.8
         Buildings and improvements .............         168.6          150.6
                                                       --------       --------
                                                        2,110.3        1,569.1
         Less: Accumulated depreciation,
           amortization and depletion ...........        (545.6)        (473.0)
                                                       --------       --------
                                                       $1,564.7       $1,096.1
                                                       ========       ========


    Management periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

5. INTANGIBLE AND OTHER ASSETS

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

    Accumulated amortization of intangible assets at September 30, 1999 and December 31, 1998 was $92.5 million and $73.0 million, respectively.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                         1999           1998
                                                                                    -------------    ------------
         $225.0 million unsecured notes, net of unamortized discount of $1.0 million; interest payable semi-annually in May and November at
           6 5/8%; principal due at maturity in 2004 ............................      $  224.0       $     --

         $375.0 million unsecured notes, net of unamortized discount of $.5 million; interest payable semi-annually in May and November at
           7 1/8%; principal due at maturity in 2009 ............................         374.5             --

         $1.0 billion unsecured revolving credit facility;
           interest payable using LIBOR-based rates; $500.0 million
           matures July 2000 and $500.0 million matures 2003 ....................         535.0          980.0

         Bonds payable under loan agreements with the California Pollution
           Control Financing Authority; interest at
           prevailing market rates ..............................................          42.0           42.0

         Other notes; unsecured and secured by real property, equipment
               and other assets .................................................          55.2           35.1
                                                                                       --------       --------
                                                                                        1,230.7        1,057.1
         Less: current portion ..................................................         (76.8)        (499.9)
                                                                                       --------       --------
                                                                                       $1,153.9       $  557.2
                                                                                       ========       ========


    The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34. Construction projects must meet the following criteria before interest is capitalized:

    1.  Total construction costs are $250,000 or greater;
    2.  The construction phase is three months or longer; and
    3.  The assets have a useful life of three years or longer.

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness.

    Interest expense paid was $28.1 million (net of $4.5 million of capitalized interest) and $40.0 million (net of $0 million of capitalized interest) for the nine months ended September 30, 1999 and 1998, respectively.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $64.3 million for the nine months ended September 30, 1999. Through June 30, 1998, the Company was included in the consolidated federal income tax return of AutoNation.

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

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.0 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis. The replacement options to purchase shares of Common Stock retained the vesting and exercise rights of the original options, subject to certain exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The exercise prices for individual replacement options were established to maintain the unrealized gain or loss on each option for AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant was approximately $2.0 million, and has been included in selling, general and administrative expenses in the Company's Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999.

    A summary of stock option transactions for the nine months ended September 30, 1999 is as follows:

                                                                       WEIGHTED-AVERAGE
                                                               SHARES   EXERCISE PRICE
                                                               ------  ---------------
         Options outstanding at beginning of year .......          .6       $18.12
         Granted to replace AutoNation options ..........         8.0        17.51
         Granted, other .................................         3.6        18.25
         Exercised ......................................          --           --
         Cancelled ......................................         (.1)       17.60
                                                               ------       ------
         Options outstanding at September 30, 1999 ......        12.1       $17.76
                                                               ======       ======
         Options exercisable at September 30, 1999 ......         4.6       $17.59
                                                               ======       ======



    In October 1999, the Board of Directors approved the Company's annual grant of options for the fiscal year 2000. This grant allows participants to acquire approximately 2.8 million shares of Common Stock at an exercise price of $11 7/8 per share, which was the quoted market price as of the grant date.

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

    Earnings per share for the nine months ended September 30, 1998 includes the retroactive effect of the recapitalization of the 100 shares of Common Stock held by AutoNation into 95.7 million shares of Class B Common Stock.

    Earnings per share for the three and nine months ended September 30 is calculated as follows (in thousands, except per share data):

                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                               ----------------------      ----------------------
                                                                                  1999          1998         1999          1998
                                                                               --------      --------      --------      --------
         Numerator:
           Net income .......................................................  $ 52,500      $ 46,200      $150,400      $106,100
                                                                               --------      --------      --------      --------
         Denominator:
           Denominator for basic earnings per share .........................   175,424       175,412       175,416       122,263
           Effect of dilutive securities -- Options to purchase
              common stock ..................................................        55            --           383            --
                                                                               --------      --------      --------      --------
           Denominator for diluted earnings per share .......................   175,479       175,412       175,799       122,263
                                                                               --------      --------      --------      --------
         Basic and diluted earnings per share ...............................  $    .30      $    .26      $    .86      $    .87
                                                                               ========      ========      ========      ========
         Antidilutive securities not included in the diluted earnings per share calculation:
           Options to purchase common stock .................................    11,176            --         7,946            --
           Weighted average exercise price ..................................  $  17.97            --      $  18.49            --


                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)


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

    In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, among other things, in alledgedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. The Company expects that the lawsuits will be consolidated by the Court as they allege common facts and claims, and the Company will file a motion to dismiss the claims in the consolidated lawsuit. The Company believes the allegations contained in the complaints to be without merit and will vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position in one or more future periods.

LIABILITY INSURANCE

    The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

    The Company's liabilities for unpaid and incurred but not reported claims at September 30, 1999 was $39.8 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At September 30, 1999, surety bonds and letters of credit totaling $556.1 million were outstanding and will expire on various dates through 2007.

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

11. RELATED PARTY TRANSACTIONS

    Prior to the Initial Public Offering, AutoNation's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to AutoNation's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative expenses and were approximately $7.5 million for the nine months ended September 30, 1998. These amounts approximate management's estimate of AutoNation's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and were no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

                             REPUBLIC SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

    In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation agreed to provide to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company reduced the amount of services it obtained from AutoNation. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to approximately $.9 million per month. The Company believes that the fees for services provided under the Services Agreement were no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties.

       Charges under the Services Agreement during the nine months ended September 30, 1999 and 1998 were approximately $5.3 million and $3.7 million, respectively, and are included in selling, general and administrative expenses.

    Prior to the Initial Public Offering, the Company participated in AutoNation's combined risk management programs for property, casualty and general liability insurance. The Company was charged for annual premiums of $9.7 million for the nine months ended September 30, 1998.

    Interest expense on notes payable to AutoNation was $37.3 million for the nine months ended September 30, 1998. All amounts due AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and proceeds from the Initial Public Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K as of and for the year ended December 31, 1998. All references to historical share and per share data of the Company's Common Stock, par value $.01 per share ("Common Stock," which was formerly designated as either "Class A Common Stock" or "Class B Common Stock"), have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95.7 million shares of Class B Common Stock in July 1998.

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

    Subsequent to the initial public offering on July 1, 1998, the Company acquired various businesses for aggregate purchase price of $72.4 million in cash.

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

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the nine months ended September 30, 1999. The aggregate purchase price paid by the Company in these transactions was $433.7 million in cash.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire certain solid waste assets for a purchase price of $92.0 million in cash. The assets to be acquired include one landfill operation, six transfer stations and a subset of small container hauling assets from four collection operations. In addition, the Company and Allied entered into a definitive agreement for the simultaneous purchase and sale of certain other solid waste assets. These transactions will be accounted for under the purchase method of accounting. The closing of the transactions, which were pending as of September 30, 1999, are subject to approvals by various state and federal agencies as well as satisfaction of customary closing conditions.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

    Pro forma net income was $154.3 million, or $.88 per share, for the nine months ended September 30, 1999. Pro forma operating results exclude the $6.4 million pre-tax charge that was recorded during the nine months ended September 30, 1999 resulting from the Company's separation from AutoNation. See Note 1, Basis of Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $52.5 million for the three months ended September 30, 1999, or $.30 per share, as compared to $46.2 million, or $.26 per share, for the three months ended September 30, 1998. Net income was $150.4 million for the nine months ended September 30, 1999, or $.86 per share, as compared to $106.1 million, or $.87 per share, for the nine months ended September 30, 1999.

    The following table sets forth revenue and cost of operations, depreciation, amortization and depletion of property and equipment, amortization of intangible assets, selling, general and administrative expenses, other charges and operating income with percentages of revenue for the three and nine months ended September 30 (in millions):

                                               THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------    ------------------------------------------
                                                 1999                   1998                   1999                   1998
                                         -------------------    -------------------    -------------------    -------------------
Revenue................................. $  490.6      100.0%   $  355.0      100.0%   $1,349.7      100.0%   $  991.7      100.0%
Expenses:
  Cost of operations....................    295.9       60.3%      220.1       62.0%      810.7       60.0%      611.7       61.7%
  Depreciation, amortization and
   depletion of property and equipment..     35.6        7.2%       22.2        6.2%       93.9        7.0%       64.3        6.5%
  Amortization of intangible assets.....      9.2        1.9%        4.5        1.3%       23.9        1.7%       12.2        1.2%
  Selling, general and administrative
   expenses.............................     44.0        9.0%       32.9        9.3%      129.3        9.6%       98.6        9.9%
  Other charges.........................      2.4         .5%         --         --         6.4         .5%         --         --
                                         --------   --------    --------   --------    --------   --------    --------   --------
  Operating Income...................... $  103.5       21.1%   $   75.3       21.2%   $  285.5       21.2%   $  204.9       20.7%
                                         ========   ========    ========   ========    ========   ========    ========   ========

    Revenue was $490.6 million and $355.0 million for the three months ended September 30, 1999 and 1998, respectively, an increase of 38.2%. Internal growth, consisting of price and primarily volume, accounted for 8.2% of the increase, and "tuck-in" acquisitions contributed 10.5%. Other acquisitions accounted for the remaining 19.5% of the increase.

    Revenue was $1,349.7 million and $991.7 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of 36.1%. Internal growth, consisting of price and primarily volume, accounted for 8.2% of the increase, and "tuck-in" acquisitions contributed 10.7%. Other acquisitions accounted for the remaining 17.2% of the increase.

    The increase in revenue for the three months ended September 30, 1999 versus the comparable 1998 period is due to an increase in collection, transfer and disposal operations offset by a decrease in other revenue. All of the Company's revenue sources showed increases in aggregate dollar amounts for the nine months ended September 30, 1999 versus the comparable 1998 period. The following table reflects total revenue of the Company by revenue source excluding intercompany disposal revenue (in millions):

                                               THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------    ------------------------------------------
                                                 1999                   1998                   1999                   1998
                                         -------------------    -------------------    -------------------    -------------------
Collection ...........................   $  372.9       76.0%   $  275.8       77.7%   $1,030.2       76.3%   $  778.1       78.5%
Transfer and disposal ................       75.1       15.3%       35.2        9.9%      201.7       14.9%       97.5        9.8%
Other ................................       42.6        8.7%       44.0       12.4%      117.8        8.8%      116.1       11.7%
                                         --------   --------    --------   --------    --------   --------    --------   --------
  Total Revenue ......................   $  490.6      100.0%   $  355.0      100.0%   $1,349.7      100.0%   $  991.7      100.0%
                                         ========   ========    ========   ========    ========   ========    ========   ========

    Cost of operations was $295.9 million and $810.7 million for the three and nine months ended September 30, 1999, versus $220.1 million and $611.7 million for the comparable 1998 periods. The increase in aggregate dollars is primarily due to acquisitions. Cost of operations as a percentage of revenue was 60.3% and 60.0% for the three and nine months ended September 30, 1999, respectively, versus 62.0% and 61.7% for the comparable 1998 periods. The decrease in such costs as a percentage of revenue is primarily a result of improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions.

    Expenses for depreciation, amortization and depletion of property and equipment were $35.6 million and $93.9 million for the three and nine months ended September 30, 1999, respectively, versus $22.2 million and $64.3 million for the comparable 1998 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.2% and 7.0% for the three and nine months ended September 30, 1999, respectively, versus 6.2% and 6.5% for the comparable 1998 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $9.2 million and $23.9 million for the three and nine months ended September 30, 1999, respectively, versus $4.5 million and $12.2 million for the comparable 1998 periods. Amortization of intangible assets as a percentage of revenue were 1.9% and 1.7% for the three and nine months ended September 30, 1999 versus 1.3% and 1.2% for the comparable 1998 periods. The increase in aggregate dollars and as a percentage of revenue is primarily due to acquisitions.

    Selling, general and administrative expenses were $44.0 million and $129.3 million for the three and nine months ended September 30, 1999, respectively, versus $32.9 million and $98.6 million for the comparable 1998 periods. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 9.0% and 9.6% for the three and nine months ended September 30, 1999, respectively, versus 9.3% and 9.9% for the comparable 1998 period. The decrease in such expenses as a percentage of revenue is primarily due to leveraging the existing overhead structure over an expanding revenue base.

    Included in selling, general and administrative expenses are fees paid to AutoNation under the Services Agreement of $5.3 million for the nine months ended September 30, 1999, and $3.7 million for the three months ended September 30, 1998, and allocations of AutoNation's corporate general and administrative costs of $7.5 million for the nine months ended September 30, 1998. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

    Other charges were $2.4 million and $6.4 million for the three and nine months ended September 30, 1999, respectively. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options, of the Notes to Unaudited Condensed Consolidated Financial Statements) and approximately $4.4 million of additional charges directly related to the separation. The Company expects to incur $.8 million of additional separation costs during the fourth quarter of 1999. The Company does not anticipate incurring additional separation costs subsequent to the fourth quarter of 1999.

INTEREST EXPENSE

    Interest expense was $18.8 million and $44.5 million for three and nine months ended September 30, 1999, respectively, versus $3.2 million and $40.4 million for the comparable 1998 periods. Interest expense for the nine months ended September 30, 1999 is primarily due to borrowings under the Company's unsecured notes and revolving credit facility. Proceeds from the sale of the unsecured notes were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund acquisitions. Interest expense for the three and nine months ended September 30, 1998 was primarily due to interest expense on borrowings from AutoNation. All amounts due to AutoNation were repaid in full in July 1998 through the issuance of shares of Class A Common Stock and through payments of all proceeds from the Initial Public Offering.

    Capitalized interest was $1.5 million and $4.5 million for the three and nine months ended September 30, 1999, respectively, versus $0 for the three and nine months ended September 30, 1998, respectively.

INTEREST INCOME

    Interest income was $.3 million and $3.3 million for the three and nine months ended September 30, 1999, respectively, versus $.3 million and $1.0 million for the comparable 1998 periods. The increase in interest income for the nine months ended September 30, 1999 versus the comparable period in 1998 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

    The provision for income taxes was $32.8 million and $94.1 million for the three and nine months ended September 30, 1999, respectively, versus $26.0 million and $59.7 million for the comparable 1998 periods. The effective income tax rate was 38.5% and 36.0% for the three and nine months ended September 30, 1999 and 1998, respectively. Income taxes have been provided based upon the Company's anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

    As of September 30, 1999, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted. These estimates are developed annually by independent engineers together with the Company's engineers utilizing information provided by annual aerial surveys. As of September 30, 1999, total available disposal capacity consists of 1.5 billion in-place cubic yards of permitted airspace and .4 billion in-place cubic yards of airspace included in expansion areas which have been determined by the Company as likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in the Company's calculation of total available disposal capacity, it must meet the Company's expansion criteria (see Note 3, Landfill and Accrued Environmental Costs, of the Notes to Unaudited Condensed Consolidated Financial Statements).

    As of September 30, 1999, 20 of the Company's landfills met the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 38 years, including the expansion airspace. The total estimated remaining life of all of the Company's landfills in 36 years.

    As of September 30, 1999, three of the Company's landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of September 30, 1999, eight of the Company's 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining nine landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansion at either the local or state level.

FINANCIAL CONDITION

    At September 30, 1999, the Company had $9.8 million of unrestricted cash. The cash on hand as of December 31, 1998 was used primarily to fund acquisitions in the first quarter of 1999.

    Prior to the Initial Public Offering, the Company's needs for working capital and capital for general corporate purposes, including acquisitions, were satisfied pursuant to AutoNation corporate-wide cash management policies. Following the Initial Public Offering, the Company has been financed autonomously and AutoNation has not provided funds to finance the Company's operations or acquisitions. The Company's operating cash flow is used by the Company to finance its working capital, acquisitions and other requirements. In July 1998, the Company entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the facility had an original term of 364 days and the remaining $500.0 million expires July 2003. During July 1999, the Company extended the short-term portion of the credit facility for an additional one year term expiring in July 2000. Borrowings under the facility bear interest at LIBOR-based rates. At September 30, 1999, the Company had approximately $447.3 million of availability under this facility. Proceeds from the facility are used to satisfy working capital requirements, capital expenditures and acquisitions.

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

CASH FLOWS

    Cash and cash equivalents decreased by $546.8 million during the nine months ended September 30, 1999 and increased by $21.4 million during the nine months ended September 30, 1998. The major components of these changes are discussed below.

    Management believes that it has sufficient financial resources available to meet anticipated capital requirements and obligations as they come due.

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $225.2 million and $230.0 million during the nine months ended September 30, 1999 and 1998, respectively. The decrease is due to increased working capital requirements as a result of business acquisitions and internal growth.

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures were $215.4 million and $110.1 million during the nine months ended September 30, 1999 and 1998, respectively. Cash used in business acquisitions, net of cash acquired was $723.9 million and $68.6 million during the nine months ended September 30, 1999 and 1998, respectively. Business acquisitions for the six months ended June 30, 1998 were funded by AutoNation.

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

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash flows from financing activities during the nine months ended September 30, 1999 and 1998 included unsecured notes, commercial bank and affiliate borrowings, and repayments of debt. Proceeds from bank and affiliate borrowings were used to fund acquisitions and capital additions, and to repay debt. In May 1999, the Company sold unsecured notes with a face value of $600.0 million at a discounted price of $598.4 million. Proceeds from the notes were used to repay the Company's revolving credit facility.

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

    Six critical systems or processes have been the focus of the Company's Y2K compliance efforts. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company primarily uses industry standard automated applications in most of its locations, which are provided by third parties. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with its vendors. The Company expects to complete the testing and validation of these applications prior to year end. Two of the Company's locations use proprietary software. The remediation of the software at these locations has been completed and the Company has completed testing and validation of this software.

    The Company has completed its inventory and assessment of embedded chips and third party suppliers. The Company has completed testing and validating the compliance of products and has developed strategies for repair or replacement of non-compliant systems. The Company expects to complete the repair or replacement of non-compliant systems prior to year end.

    To date, the Company estimates that it has spent approximately $2.6 million on Y2K efforts across all areas of the Company and expects to have spent a total of approximately $3.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Company's Y2K project.

    The Company presently believes that, upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Company believes that the most likely reasonable worst-case scenario would involve the failure of one of the Company's critical systems, delaying or disrupting the delivery of services, resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In response to this scenario, comprehensive contingency and business continuation plans, which address the six critical processes described above have been developed. The Company expects its contingency and business continuation plans to be implemented prior to year end. These plans include the manual performance of processes that are currently automated, such as billing, accounts payable and payroll.

    Determining the Y2K readiness of third party products (information technology and other computerized equipment) and business dependencies (including suppliers, distributors or ancillary industry groups) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. The Company has identified a number of material third party relationships, the most significant of which includes billing services provided by municipalities, delivery of fuel for collection vehicles and delivery of parts and supplies for collection vehicles. Surveys have been distributed to each of the material third parties identified and results are being analyzed as surveys are received. Employees of the Company are independently verifying and validating these responses as they are received. This validation and notification phase is expected to be complete prior to year end. In addition, during the fourth quarter of 1999, management at each of the Company's locations will meet with their material third party vendors to further assess the Y2K readiness of third party products and dependencies. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurance that reliable information will be offered or otherwise available. Furthermore, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Y2K ready.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

    Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the solid waste industry; dependence on acquisitions for growth; the Company's ability to manage growth; compliance with environmental regulations; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's dependence on key personnel; general economic conditions; dependence on large, long-term collection contracts; risks associated with undisclosed liabilities of acquired businesses; the risks and costs associated with the date change in the year 2000; risks associated with pending legal proceedings; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. The Company manages interest rate risk through a combination of fixed and floating rate debt.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, among other things, in alledgedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. The Company expects that the lawsuits will be consolidated by the Court as they allege common facts and claims, and the Company will file a motion to dismiss the claims in the consolidated lawsuit. The Company believes the allegations contained in the complaints to be without merit and will vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position in one or more future periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    10.1 Employment Agreement dated as of July 1, 1999 by and between Tod C. Holmes and the Company

    27.1 Financial Data Schedule for the Three and Nine Months Ended September 30, 1999 (for SEC use only)

    (b) Reports on Form 8-K:

    None

                                   SIGNATURES

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

                                       REPUBLIC SERVICES, INC.



                                       By: /s/ Tod C. Holmes
                                          -----------------------------
                                          Tod C. Holmes
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




                                       By: /s/ Charles F. Serianni
                                          -----------------------------
                                          Charles F. Serianni
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

Date: November 12, 1999