Form 10-K405
period 1999-12-31
REPUBLIC SERVICES INC
filed 2000-03-13
CIK 1060391

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number: 1-14267

                            REPUBLIC SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                              65-0716904
              (State of Incorporation)                         (I.R.S. Employer Identification No.)

               REPUBLIC SERVICES, INC.                                         33301
           110 S.E. 6TH STREET, 28TH FLOOR                                  (Zip Code)
              FORT LAUDERDALE, FLORIDA
      (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 769-2400

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                         Name of Each Exchange on which Registered
               COMMON STOCK, PAR VALUE                              THE NEW YORK STOCK EXCHANGE
                   $.01 PER SHARE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2000, the registrant had outstanding 175,481,842 shares of Common Stock. At such date, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $1,873,854,519.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Proxy Statement relative to the 2000 Annual Meeting of Stockholders.
Part IV  Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE NUMBER
                                                                          -----------
Item  1.    Business....................................................       1
Item  2.    Properties..................................................      16
Item  3.    Legal Proceedings...........................................      17
Item  4.    Submission of Matters to a Vote of Security Holders.........      17
Item  5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................      18
Item  6.    Selected Financial Data.....................................      19
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (including Item 7A)...............      21
Item  8.    Financial Statements and Supplementary Data.................      33
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      57
Item 10.    Directors and Executive Officers of the Registrant..........      58
Item 11.    Executive Compensation......................................      58
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................      58
Item 13.    Certain Relationships and Related Transactions..............      58
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................      59

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 151 collection companies in 24 states. We also own or operate 81 transfer stations and 55 solid waste landfills.

     We had revenue of $1,838.5 million and $1,369.1 million and operating income of $390.6 million and $284.3 million for the years ended December 31, 1999 and 1998, respectively. The $469.4 million, or 34.3%, increase in revenue and the $106.3 million, or 37.4%, increase in operating income from 1998 to 1999 are primarily attributable to our successful execution of our growth and operating strategies described below.

     Our presence in high growth markets throughout the Sunbelt, including Florida, Georgia, Nevada, Southern California and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years supports our internal growth strategy. We believe that our presence in these markets positions our company to experience growth at rates that are generally higher than the industry's overall growth rate.

     Since 1995, we have acquired numerous solid waste companies with an aggregate of over $1.7 billion in annual revenue. In September 1998, we agreed to purchase 16 landfills, 11 transfer stations, 136 commercial collection routes and related assets from Waste Management, Inc. By June 1999, we completed the purchase for approximately $479.6 million in cash plus certain properties. In July 1999, we entered into an agreement with Allied Waste Industries, Inc. to acquire solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval to acquire these assets, we amended the agreement and agreed to acquire from Allied Waste one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. In addition, we entered into an agreement with Allied Waste for the simultaneous purchase and sale of other solid waste assets. As of December 31, 1999, we have completed the purchase of certain assets for approximately $19.7 million in cash. The closing of the remainder of the transactions, which were pending as of December 31, 1999, are subject to approval by various state and federal agencies, as well as the satisfaction of customary closing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Combinations."

     We believe that we are well positioned to continue to increase our revenue and operating income in order to enhance stockholder value.

INDUSTRY OVERVIEW

     Based on analyst reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generated revenue of approximately $37.0 billion in 1998, of which approximately 58% was generated by publicly-owned waste companies, and 42% was generated by privately-held waste companies and municipal and other local governmental authorities. Only four companies generated the substantial majority of the publicly-owned companies' total revenue of approximately $21.0 billion in 1998. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and local governmental authorities generated total annual revenue of approximately $16.0 billion.

     We believe that in recent years there has been a trend toward rapid consolidation in the solid waste collection industry, which has historically been characterized by numerous small companies. We believe that this trend will continue as a result of the following factors:

          Subtitle D Regulation. Subtitle D of the Resource Conservation and Recovery Act of 1976, as currently in effect, and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller participants in our industry have found these costs difficult, if not impossible, to bear. Large publicly owned companies, like our company, have greater access to capital, and a lower cost of capital, available to finance such increased capital expenditures and costs relative to many of the privately-owned companies in the industry. Additionally, the required permits for landfill development, expansion or construction have become more difficult to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators with greater access to capital.

          Integration of Solid Waste Businesses. By being able to control the waste stream in a market through the collection, transfer and disposal process, integrated solid waste companies gain a further competitive advantage over non-integrated operators. The ability of the integrated companies to both collect and dispose of solid waste, coupled with access to significant capital resources necessary for acquisitions, has created an environment in which large publicly owned integrated companies can operate more cost effectively and competitively than non-integrated operators.

          Municipal Privatization. The trend toward consolidation in the solid waste services industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization of municipal waste operations is often an attractive alternative to funding the changes required by Subtitle D.

     These developments, as well as the fact that there are a limited number of viable exit strategies for many of the owners and principals of numerous privately held companies in the industry, have contributed to the overall consolidation trend in the solid waste industry.

GROWTH STRATEGY

     Our strategy focuses on increasing revenue, gaining market share and enhancing stockholder value through internal growth and acquisitions. For certain risks related to our growth strategy, see "Risk Factors."

- INTERNAL GROWTH. Our internal growth strategy focuses on retaining existing customers and obtaining commercial, municipal and industrial customers through our well-managed sales and marketing activities.

       Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in high-growth markets. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. For example, we have secured exclusive, long-term franchise agreements in high-growth markets in Los Angeles and Orange Counties, California, Las Vegas, Nevada, Arlington, Texas and many areas of Florida. We believe that this positions our company to experience internal growth rates that are generally higher than our industry's overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growth markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

       Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable our company to capitalize on our leading positions in many of the markets in which we operate. We currently have approximately 450 sales and marketing employees in the field, who are incentivized by a commission structure to generate high levels of revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel.

- ACQUISITION GROWTH. As a result of the highly fragmented nature of the solid waste industry, we have been able to grow significantly through acquisitions. Our acquisition growth strategy focuses on the approximately $16.0 billion of revenue generated by privately-held solid waste companies and municipal and local governmental authorities in 1998. We believe that our ability to acquire many of the privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital require-ments as a result of changes in solid waste regulatory requirements and the limited number of exit strategies for these privately-held companies' owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occurs for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that may be divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

      - acquiring businesses that position our company for growth in existing and new markets,
      - acquiring well-managed companies and, when appropriate, retaining local management,
      - acquiring business in existing markets,
      - acquiring operations and facilities from municipalities that are privatizing, and
      - acquiring operations and facilities from publicly-owned companies that are divesting of assets.

       For certain risks involved with our acquisition growth strategy, see "Risk Factors -- We may be unable to execute our acquisition growth strategy," " -- We may be unable to manage our growth effectively," and " -- Businesses we acquire may have undisclosed liabilities."

       Acquire Businesses Positioning the Company for Growth. In making acquisitions, we principally target high quality businesses that will allow our company to be, or provide our company favorable prospects of becoming, a leading provider of integrated solid waste services in markets with favorable demographic growth. Generally, we have acquired, and will continue to seek, solid waste collection, transfer and disposal companies that:

      - have strong operating margins,
      - are in growth markets,
      - are among the largest or have a significant presence in their local markets, and
      - have long-term contracts or franchises with municipalities and other customers.

       Although we are seeking to expand our operations to selected new markets where the potential for growth and further integration of operations exists, our primary focus is on acquisition efforts in our existing markets in the Sunbelt, including Florida, Georgia, Nevada, Southern California and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years. We are, however, not limited to this target criteria for acquisitions, and may also acquire additional non-hazardous solid waste operations as opportunities arise. We continuously review possible acquisition candidates and are in discussions from time to time with one or more of such candidates. In September 1998, we entered into an agreement with Waste Management to purchase 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, as well as to obtain disposal agreements at various Waste Management disposal sites. With the completion of these acquisitions in June 1999, we have expanded our presence in four existing markets and have entered 16 new markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Combinations."

       Acquire Well-Managed Companies. We also seek to acquire businesses that have experienced management teams that are willing to work with our company. We generally retain the local management of the larger acquired companies in order to capitalize on their local market knowledge, community relations and name recognition, and to instill their entrepreneurial drive at all levels of our operations. By furnishing the local management of such acquired companies with our financial and marketing resources and technical expertise, we believe that the acquired companies are better able to secure additional municipal franchises and other contracts. We believe that this will enable our company to grow internally acquired businesses at faster rates than the industry average.

       Acquire Business in Existing Markets. Once we have a base of operations in a particular market, we focus on acquiring trucks and routes of smaller businesses that also operate in that market and surrounding markets, which are typically referred to as "tuck-in" acquisitions. We seek to consolidate the operations of such tuck-in businesses into our existing operations in that market. In addition, we seek to acquire landfills, transfer stations and collection companies that operate in markets that we are already servicing in order to fully integrate our operations from collection to disposal. By doing so, we are able to increase our revenue and market share, lower our cost of operations as a percentage of revenue, and consolidate duplicative facilities and functions to maximize cost efficiencies and economies of scale.

       Privatize Municipal Operations and Acquire Divested Operations. We also seek to acquire solid waste collection operations, transfer stations and landfills that municipalities and other governmental authorities are privatizing. Many municipalities are seeking to outsource or sell these types of solid waste operations, as they lack the capital, technical expertise and/or operational resources necessary to comply with increasingly stringent regulatory standards and/or to compete effectively with private-sector companies. In addition, we have acquired, and will continue to seek to acquire, operations and facilities that may be divested by other publicly-owned waste companies. Since late 1998, each of Waste Management and Allied Waste Industries were forced to divest certain of their operations and facilities due to governmental antitrust reviews of their respective acquisitions of other large publicly-owned waste companies, and we acquired many of these divested operations and facilities. We believe that both of these companies may divest additional operations and facilities for various reasons, including to raise cash to pay down debt, to eliminate collection operations where they may lack appropriate disposal capacity or to eliminate disposal operations where they may lack appropriate collection volumes, or other reasons. We expect to be able to evaluate and bid on such opportunities as they may arise from time to time.

OPERATING STRATEGY

     We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy to accomplish this goal is to:

     (1) utilize the extensive industry knowledge and experience of our executive management,

     (2) utilize a decentralized management structure in overseeing day-to-day operations,

     (3) integrate waste operations,

     (4) improve operating margins through economies of scale, cost efficiencies and asset utilization, and

     (5) achieve high levels of customer satisfaction.

     For certain risks related to our operating strategy, see "Risk Factors."

- EXPERIENCED EXECUTIVE MANAGEMENT TEAM. We believe that we have one of the most experienced executive management teams in the solid waste industry.

       H. Wayne Huizenga, who has served as our Chairman since our initial public offering in July 1998, has over 25 years of experience in the solid waste industry. After several years of owning and operating private waste hauling companies in Florida, he co-founded Waste Management in 1971. From 1971 to 1984, he served in various executive capacities with Waste Management, including President and Chief Operating Officer. By then, Waste Management had become the world's largest integrated solid waste services company. From 1987 to 1994, Mr. Huizenga served as Chairman and Chief Executive Officer of Blockbuster Entertainment Corporation, leading its growth from 19 stores to the world's largest video rental company. In August 1995, he became Chairman and Chief Executive Officer of AutoNation, our former parent company, which in three years has become the largest domestic automotive retailer with over 400 car dealerships in 19 states.

       Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 35 years of experience in the solid waste industry. Mr. Hudson worked closely with Mr. Huizenga, from 1964 until 1982, at Waste Management and at the private waste hauling firms they operated prior to the formation of Waste Management. In 1982, Mr. Hudson retired as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management. In 1983, Mr. Hudson founded Hudson Management Corporation, a solid waste collection company in Florida, and served as its Chairman and Chief Executive Officer until it merged with AutoNation in August 1995. By that time, Hudson Management had grown to over $50.0 million in annual revenue, becoming one of Florida's largest privately-held solid waste collection companies based on revenue. Since August 1995, Mr. Hudson has served in various capacities with AutoNation, including as Chairman of its Solid Waste Group.

       James E. O'Connor, who has served as our Chief Executive Officer since December 1998, also worked at Waste Management from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc., from 1992 to 1997. Mr. O'Connor has over 24 years of experience in the solid waste industry.

       James H. Cosman, our President and Chief Operating Officer, joined AutoNation as President of its Solid Waste Group in January 1997. Prior to joining AutoNation, Mr. Cosman was employed for over 24 years by Browning-Ferris Industries, Inc., a leading solid waste company that is now part of Allied Waste. During that time, he served in various management positions, including Regional Vice President -- Northern Region, from 1993 to 1996.

       The other corporate officers with responsibility for our operational affairs have an average of over 17 years of management experience in the solid waste industry. Our five Regional Vice Presidents have an average of 19 years of experience in the industry, and our 19 Area Presidents have an average of 23 years of experience in the industry.

- DECENTRALIZED MANAGEMENT STRUCTURE. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. Recently, we added a fifth region to our field organizational structure which will allow us to more efficiently and effectively manage the numerous new markets we entered into during the previous 18 months. The Regional Vice Presidents and Area Presidents have extensive authority, responsibility and autonomy for operations within their geographic markets. Compensation for management within regions and areas is in large part based on the improvement in operating income produced in each manager's geographic area of responsibility. Starting January 1, 2000, compensation will also be based upon the cash flow generated in each manager's geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive local knowledge, community relations and name recognition, we react rapidly to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

- INTEGRATED OPERATIONS. By controlling waste streams from the point of collection through disposal, we seek to achieve a high rate of waste integration. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies which own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by constructing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 1999, approximately 48% of the total volume of waste that we collected was disposed of at our own landfills. Because we do not have landfill facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we are able to reduce our disposal costs.

- ECONOMIES OF SCALE AND COST EFFICIENCIES. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we are consolidating our administrative centers to reduce our general and administrative costs. We have reduced our selling, general and administrative expenses from 14.2% of revenue in 1996 to 9.6% of revenue in 1999, on a pro forma basis. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles, drivers are paid incentive wages based upon the number of customers they service on each route. In addition, routes are frequently analyzed and rerouted to ensure that the highest number of customers are efficiently serviced over the fewest possible miles. By using assets more efficiently, operating expenses are lowered significantly.

- HIGH LEVELS OF CUSTOMER SATISFACTION. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process of periodically contacting commercial, industrial and municipal customers is oriented towards maintaining relationships and ensuring that service is being properly provided.

OPERATIONS

     Our operations primarily consist of the collection and disposal of non-hazardous solid waste.

     Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 24 states through 151 collection companies. In 1999, the revenue we derived from collection services was approximately one third from services provided to municipal and residential customers, one third from services provided to commercial customers and one third from services provided to industrial customers.

     Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give our company exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for as long as 20 years. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with our company. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

     In our commercial and industrial collection operations, we supply our customers with small waste containers or large waste containers commonly known as "roll-off" containers. We also rent compactors to large waste generators. Commercial collection services are generally performed under one to three-year service agreements, and fees are determined by such considerations as:

     - market factors,
     - collection frequency,
     - type of equipment furnished,
     - the type and volume or weight of the waste collected,
     - the distance to the disposal facility, and
     - the cost of disposal.

     We also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to as long as one year and we rent waste roll-off containers to construction sites. We collect the containers or compacted waste and transport them either to a landfill, where the waste is disposed of, or to a transfer station.

     We own or operate 81 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to landfills, incinerators, recycling facilities or other disposal sites.

     Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

     Disposal Services. As of December 31, 1999, we owned or operated 55 landfills, which had approximately 7,381 permitted acres and total available permitted disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See "-- Properties."

     Most of our existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining expansion. We believe that each of our landfills has adequate permitted capacity. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills, although no assurances can be made that all future expansions will be permitted as designed.

     Other Services. We have materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party facilities, thereby minimizing our recycling investment. We use long-term contracts for the sale of recycling materials to mitigate the impact of commodity price fluctuations. We also have composting operations at which yard waste is composted, packaged and sold as mulch.

SALES AND MARKETING

     We seek to provide quality services that will enable our company to maintain high levels of customer satisfaction. We derive our business from a broad customer base which we believe will enable our company to experience stable growth. We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.

     We employ approximately 450 sales and marketing employees. Our sales and marketing strategy is to provide high-quality comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

     All our marketing activity is local in nature. We generally do not change the tradenames of the local businesses we acquire, and therefore we do not operate nationally under any one mark or tradename. Rather, we rely on the goodwill associated with the acquired companies' local tradenames as used in each geographic market in which we operate.

CUSTOMERS

     We provide services to commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the last three years.

REGULATION

     Our facilities and operations are subject to a variety of federal, state and local requirements which regulate health, safety, the environment, zoning and land use. Operating and other permits are generally required for landfills, certain waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the treatment, storage, transportation and disposal of hazardous and non-hazardous wastes and the remediation of contamination associated with the release of hazardous substances. These regulations provide governmental authorities with strict powers of enforcement, which include the ability to obtain injunctions and/or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor, administer these regulations.

     We strive to conduct our operations in compliance with applicable laws and regulations. However, in the existing climate of heightened environmental concerns, from time to time, we have been issued citations or notices from governmental authorities which have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. There is no assurance that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established a reserve which we believe, based on currently available information, will be adequate to cover any potential regulatory costs. However, we cannot assure you that actual costs will not exceed our reserve.

     Federal Regulation. The following summarizes the primary environmental and safety-related federal statutes of the United States affecting our facilities and operations:

          (1) The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act. The RCRA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes, and require states to develop programs to ensure the safe disposal of solid wastes in sanitary landfills.

          Subtitle D of the RCRA establishes a framework for regulating the disposal of municipal solid wastes. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit a permit program designed to implement Subtitle D regulations to the EPA by April 9, 1993. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Some states have not yet fully implemented permit programs pursuant to the RCRA and Subtitle D. Once a state has an approved permit program it is required to review all existing landfill permits to ensure compliance with the new regulations.

          All of our planned landfill expansions or new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these new regulations. Compliance with the Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980. CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. This Act may impose strict, joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, parties who transported the hazardous substance to the site and parties who arranged for disposal at the site. Under the authority of this Act and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under this Act is not dependent upon the existence or disposal of "hazardous wastes" but can also be based upon the existence of small quantities of more than 700 "substances" characterized by the EPA as "hazardous," many of which may be found in common household waste.

          Among other things, this Act authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order (or offer an opportunity to) persons potentially liable for the cleanup of the hazardous substances to do so. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

          Liability under CERCLA is not dependent upon the intentional disposal of hazardous wastes. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if our landfills have never knowingly received hazardous wastes as such, it is possible that one or more hazardous substances may have been deposited or "released" at our landfills or at other properties which we may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business and financial condition. For a further discussion, see "-- Liability Insurance and Bonding."

          (3) The Federal Water Pollution Control Act of 1972. This Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under this Act require a permit for certain construction activities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under this Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects "wetlands" must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

          (4) The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA enacted rules that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that have been operating since November 1987, and that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill must have the required gas collection and control system is dependent upon the adoption of state regulations and the date the EPA approves the state program. Many state regulatory agencies currently require monitoring systems for the collection and control of landfill gas. We do not expect that compliance with any new state regulations will have a material effect on us.

          (5) The Occupational Safety and Health Act of 1970. This act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

     State Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances in solid waste landfills have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens' groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

     Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all our underground storage tanks currently meet federal regulations. If underground storage tanks we own or operate leak, and the leakage migrates onto the property of others, we could be liable for response costs and other damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our business or financial condition.

     Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Interstate Commerce Commission and are regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the United States Supreme Court held similar laws and regulations unconstitutional; however, states have attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In 1994, the Supreme Court ruled that state and local flow control laws and ordinances, which attempt to restrict waste from leaving its place of generation, were an impermissible burden on interstate commerce, and therefore, were unconstitutional. In response to these Supreme Court rulings, Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

     We have established a reserve for environmental and landfill costs, which includes landfill site closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of the RCRA and adjust our rates used to expense closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our reserves for such environmental and landfill expenditures are adequate. However, environmental laws may change, and there can be no assurance that our reserves will be adequate to cover requirements under existing or new environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to us. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Landfill and Environmental Matters" and "Risk
Factors -- Compliance with environmental regulation may impede our growth."

COMPETITION

     We operate in a highly competitive industry, which is changing as a result of rapid consolidation. Entry into our business and the ability to operate profitably in the industry requires substantial amounts of capital and managerial experience.

     Competition in the non-hazardous solid waste industry comes from a few large, national publicly-owned companies, including Waste Management and Allied Waste, several regional publicly- and privately-owned solid waste companies, and from thousands of small privately-owned companies in their respective markets. Some of our competitors have significantly larger operations, and may have significantly greater financial resources, than we do. In addition to national and regional firms and numerous local companies, we compete with those municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing.

     We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. This may have an impact on our future profitability.

     In each market in which we own or operate a landfill, we compete for landfill business on the basis of disposal costs, geographical location and quality of operations. Our ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect our ability to operate our landfills at their full capacity and/or affect the prices that we can charge for landfill disposal services. In addition, most of the states in which we operate landfills have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.

LIABILITY INSURANCE AND BONDING

     The nature of our business exposes our company to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence or professional errors and omissions in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. The majority of our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that the limits of such environmental liability insurance would be adequate in the event of a major loss, nor can we assure you that we would continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

     We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officer liability, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and while we have, subject to limitations and exclusions, substantial liability insurance, no assurance can be given that we will not be exposed to uninsured liabilities which could have a material adverse effect on our financial condition or results of operations.

     Our insurance programs for worker's compensation, general liability, vehicle liability and employee related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

     In the normal course of business, we may be required to post performance bonds, insurance policies, letters of credit and/or cash deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

EMPLOYEES

     As of December 31, 1999, we employed approximately 12,000 full time employees, approximately 2,600 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

CORPORATE HISTORY

     We were incorporated as a Delaware corporation in 1998 by our former parent company, AutoNation, Inc. In 1995, H. Wayne Huizenga, Harris W. Hudson and their associates made an investment in AutoNation, then known as Republic Waste Industries, Inc., and AutoNation subsequently acquired businesses in several industries, including automotive dealerships and car rental businesses in addition to over 100 non-hazardous solid waste companies. In 1998, AutoNation separated its non-hazardous solid waste services division from its other businesses by forming our company and we completed an initial public offering of shares of our common stock. In 1999, AutoNation sold substantially all of its remaining interest in our company in a secondary public offering.

RISK FACTORS

     This Annual Report on Form 10-K includes "forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the "company," "we," "us" or "our" include Republic Services, Inc. and its subsidiaries.

     If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MAY BE UNABLE TO COMPETE EFFECTIVELY.

     We operate in a highly competitive business environment. Some of our competitors have significantly larger operations and may have significantly greater financial resources than we do. In addition, the solid waste industry is constantly changing as a result of rapid consolidation which may create additional competitive pressures in our business environment.

     We also compete with municipalities that maintain their own waste collection or disposal operations. These municipalities may have a financial advantage over us as a result of the availability of tax revenue and tax-exempt financing.

     In each market in which we own or operate a landfill, we compete for solid waste volume on the basis of disposal or "tipping" fees, geographical location and quality of operations. Our ability to obtain solid waste volume for our landfills may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors.

     We compete for collection accounts primarily on the basis of price and the quality of services. From time to time our competitors may reduce the price of their services in an effort to expand their market share or to win a competitively bid municipal contract.

     As a result of these factors, we may have difficulty competing effectively from time to time.

WE MAY BE UNABLE TO EXECUTE OUR ACQUISITION GROWTH STRATEGY.

     Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate the acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot assure you that:

     - desirable acquisition candidates exist or will be identified,
     - we will be able to acquire any of the candidates identified,
     - we will effectively consolidate companies which are acquired and fully or timely realize the expected cost savings, economies of scale or business efficiencies, or
     - any acquisitions will be profitable or accretive to our earnings.

     Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy requires spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for solid waste businesses and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. In addition, our inability to account for acquisitions under the pooling of interests method of accounting until May 2001 may impede our ability to complete some transactions. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.

WE MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

     Our growth strategy places significant demands on our financial, operational and management resources. In order to continue our growth, we will need to add administrative and other personnel, and make additional investments in operations and systems. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

BUSINESSES WE ACQUIRE MAY HAVE UNDISCLOSED LIABILITIES.

     In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We typically try to minimize our exposure to such liabilities by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

WE DEPEND ON KEY PERSONNEL.

     Our future success depends on the continued contributions of several key employees and officers. Most of our officers do not have employment agreements and we do not maintain key man life insurance policies on any of our officers. The loss of the services of key employees and officers, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations and growth prospects.

COMPLIANCE WITH ENVIRONMENTAL REGULATION MAY IMPEDE OUR GROWTH.

     We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning and land use. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes discriminatory fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition or results of operations. A significant judgment or fine against our company, or our loss of significant permits or licenses, could have a material adverse effect on our financial condition, results of operations or prospects.

REGULATORY APPROVAL TO EXPAND OUR LANDFILLS AND TRANSFER STATIONS MAY BE DELAYED OR DENIED.

     Our plans include expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens' groups and local politicians, remain active in challenging these expansions. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory approval would prohibit us from establishing new facilities and expanding existing facilities.

OUR FINANCIAL STATEMENTS ARE BASED UPON ESTIMATES AND ASSUMPTIONS THAT MAY DIFFER FROM ACTUAL RESULTS.

     Our financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by us. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

     We currently accrue for landfill closure and post-closure costs based on consumption of landfill airspace. As of December 31, 1999, assuming that all available landfill capacity is used, we expect to expense approximately $528.4 million of landfill closure and post-closure costs over the remaining lives of these facilities. We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to us.

POTENTIAL YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OUR BUSINESS.

     As of the date of this Annual Report on Form 10-K we believe that all of our systems are operating and we have not experienced any material issues from the date change in the year 2000. Also, as of the date of this Annual Report on Form 10-K, we are unaware of any third party issues from the date change in the year 2000 that would materially affect our financial condition or results of operations. Nevertheless, if any issues from the data change in the year 2000 presently unknown to us occur with us or with third party products and business dependencies, we may experience a delay or disruption in the delivery of services which could have a material adverse impact on our financial condition and results of operations including loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to our business.

SEASONAL CHANGES AND ECONOMIC FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     Our operations may be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

     Our commercial and industrial collection operations, and our landfills which accept construction and demolition debris, may be adversely affected by periods of economic downturn or declines in the construction industry.

WE MAY BE UNABLE TO EXTEND THE MATURITY OF OUR REVOLVING SHORT-TERM CREDIT FACILITY.

     We have a revolving short-term credit facility in the principal amount of $500.0 million which expires in July 2000. We anticipate extending the maturity of this credit facility until July 2001. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.

THE RESOLUTION OF CURRENT AND FUTURE LEGAL PROCEEDINGS MAY ADVERSLY AFFECT OUR COMPANY.

     Our company currently is and will continue to be involved in a various administrative and legal proceedings in the ordinary course of business. No assurance can be given with respect to the outcome of these proceedings or the effect such outcomes may have on us, or that our insurance coverages or reserves with respect thereto are adequate. A significant judgment against us could have a material adverse effect on our financial position, results of operations or cash flows. See "Legal and Administrative Proceedings".

THE OUTCOME OF AN AUDIT BY THE INTERNAL REVENUE SERVICE MAY ADVERSELY AFFECT OUR COMPANY.

     Through the date of our initial public offering in July 1998, we filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 and 1996. In accordance with the tax sharing agreement we have with AutoNation, we may be liable for certain assessments imposed by the Internal Revenue Service resulting from this audit. No assurance can be given with respect to the outcome of this audit or the effect it may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Ft. Lauderdale, Florida in premises leased from a third party. As of December 31, 1999, we operated approximately 5,200 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

     The following table provides certain information regarding the 55 landfills owned or operated by us as of December 31, 1999:

                                                                                                               UNUSED
                                                                                         TOTAL    PERMITTED   PERMITTED
               LANDFILL NAME                                LOCATION                    ACREAGE    ACREAGE     ACREAGE
               -------------                                --------                    -------   ---------   ---------
  Apex...................................  Clark County, Nevada                          2,285      1,233       1,102
  Brazoria...............................  Clute, Texas                                  1,000        195          75
  Brent Run..............................  Montrose, Michigan                              370        106          67
  Broadhurst Landfill(1).................  Jesup, Georgia                                  900         80          55
  C&T Regional...........................  Linn, Texas                                     200         79          17
  CWI Florida............................  Winter Haven, Florida                            80         58          14
  Carleton Farms.........................  Detroit, Michigan                               495        388         261
  Charter Waste..........................  Abilene, Texas                                  396        300         283
  Chiquita Canyon........................  Valencia, California                            592        257         103
  Cleveland Container/JMN................  Shelby, North Carolina                          174         77          40
  Countywide.............................  East Sparta, Ohio                               818         88          10
  Dozit Landfill.........................  Morganfield, Kentucky                           231         47          28
  East Carolina Landfill.................  Aulander, North Carolina                        729        113          63
  Elk Run................................  Onaway, Michigan                                 99         40          33
  Epperson Landfill......................  Williamstown, Kentucky                          861        100          58
  Foothills Landfill(1)..................  Lenior, North Carolina                          231         78          63
  Forest Lawn............................  Three Oaks, Michigan                            387        126          22
  Front Range............................  Denver, Colorado                                602        195         162
  Green Ridge............................  Scottdale, Pennsylvania                         580         87          44
  Green Valley Landfill..................  Ashland, Kentucky                               266         37          --
  Honeygo Run............................  Perry Hall, Maryland                             68         39          31
  Kestrel Hawk...........................  Racine, Wisconsin                               218        125          37
  Laughlin(1)............................  Laughlin, Nevada                                 40         40          --
  Mallard Ridge..........................  Delavan, Wisconsin                              659         42           9
  Modern.................................  York, Pennsylvania                              716        230          63
  National Serv-All......................  Fort Wayne, Indiana                             265        204          32
  Nine Mile Road.........................  St. Augustine, Florida                          154         28          --
  North County...........................  Houston, Texas                                  100         31          17
  Northwest Tennessee....................  Union City, Tennessee                           600        120          88
  Oak Grove..............................  Winder, Georgia                                 303         60          26
  Ohio County Balefill(1)................  Beaver Dam, Kentucky                            908        178         133
  Pepperhill.............................  North Charleston, SC                             37         22          10
  Pine Grove.............................  Amanda, Ohio                                    734        112          83
  Pine Ridge.............................  Griffin, Georgia                                871        101          71
  Pinellas(1)............................  St. Petersburg, Florida                         750        478         200
  Presidio(1)............................  Presidio, Texas                                  10         10           6
  Republic/Alpine(1).....................  Alpine, Texas                                    80         74          67
  Republic/CSC...........................  Avalon, Texas                                   298        205         124
  Republic/Imperial......................  Imperial, California                            250         73          27
  Republic/Maloy.........................  Campbell, Texas                                 388        195         130
  Safety Lights..........................  Memphis, Tennessee                               49         21          --
  San Angelo(1)..........................  San Angelo, Texas                               257        232         109
  Savannah Regional......................  Savannah, Georgia                               123         56          42
  Southern Illinois Regional.............  DeSoto, Illinois                                249        113          19
  Springfield Environmental..............  Mt. Vernon, Indiana                              55         25          --
  Swiftcreek Landfill....................  Macon, Georgia                                  830         81          28
  Tay-Ban................................  Birch Run, Michigan                              90         25           6
  Tri-K Landfill.........................  Stanford, Kentucky                              572         64          49
  United Refuse..........................  Fort Wayne, Indiana                             305         77          15
  Upper Piedmont Environmental...........  Roxboro, North Carolina                         614         70          46
  Uwharrie Landfill(1)...................  Mt. Gilead, North Carolina                      905         58          26
  Valleyview.............................  Louisville, Kentucky                            663        109          82
  Victory Environmental..................  Terre Haute, Indiana                            461        260          77
  Wabash Valley..........................  Wabash, Indiana                                 284         69          19
  Whitefeather...........................  Pinconning, Michigan                            105         70          45
                                                                                        ------      -----       -----
          Total..........................                                               24,307      7,381       4,217
                                                                                        ======      =====       =====

---------------

(1) Operated but not owned by us.

ITEM 3.  LEGAL PROCEEDINGS

     We are and will continue to be involved in various administrative and legal proceedings in the ordinary course of business. We can give you no assurance regarding the outcome of these proceedings or the effect their outcomes may have, or that our insurance coverages or reserves are adequate. A significant judgment against our company, the loss of significant permits or licenses, or the imposition of a significant fine could have a material adverse effect on our financial position, results of operations or prospects.

     In September 1999, several lawsuits were filed by certain shareholders against us and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of our common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of l934 by, among other things, allegedly making materially false and misleading statements regarding our growth and the assets we acquired from Waste Management. On December 29, 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint on February 11, 2000. We believe the allegations contained in the consolidated complaint are without merit and we will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on our financial position, results of operations or cash flow in one or more future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock began trading on the New York Stock Exchange on July 1, 1998.

     The following table sets forth the range of the high and low sales prices of our common stock for the periods indicated:

                                                              HIGH      LOW
                                                              ----      ---
1999
-----
First Quarter...............................................  $22 3/16  $14 3/8
Second Quarter..............................................   25 1/2    15 3/4
Third Quarter...............................................   25 3/8    10 1/16
Fourth Quarter..............................................   14 7/16    8 7/8

                                                              HIGH      LOW
                                                              ----      ---
1998
-----
Third Quarter...............................................  $27 7/16  $13 3/8
Fourth Quarter..............................................   24 9/16   14

     On February 28, 2000 the last reported sales price of our common stock was $10 11/16.

     There were approximately 92 record holders of our common stock at February 28, 2000.

     We do not intend to pay cash dividends on our common stock for the foreseeable future because we intend to retain all earnings for use in the operation and expansion of our business. Furthermore, our ability to declare or pay dividends is limited by the terms of the revolving credit facility which contains covenants that restrict the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA (IN MILLIONS EXCEPT PER SHARE DATA)

     The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data and the other operating data for the years 1996 and 1995 and the selected balance sheet data at December 31, 1996 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Our balance sheet data at December 31, 1995 were derived from our unaudited consolidated financial statements, which we believe reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data. See Notes 1, 3 and 7 of Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders' equity and their effect on comparability of year-to-year data.

                                                                              YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                1999        1998       1997       1996        1995
                                                              ---------   --------   --------   --------   -----------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $ 1,838.5   $1,369.1   $1,127.7   $  953.3     $ 805.0
Expenses:
  Cost of operations........................................    1,101.1      842.7      723.0      628.3       507.1
  Depreciation, amortization and depletion..................      163.2      106.3       86.1       75.3        63.0
  Selling, general and administrative.......................      176.7      135.8      117.3      135.3       137.7
  Restructuring and other charges...........................        6.9         --         --        8.8         3.3
                                                              ---------   --------   --------   --------     -------
Operating income............................................      390.6      284.3      201.3      105.6        93.9
Interest expense............................................      (64.2)     (44.7)     (25.9)     (29.7)      (19.1)
Interest income.............................................        3.5        1.5        4.9       11.7         4.4
Other income (expense), net.................................       (3.4)       (.9)       1.8        2.2         1.8
                                                              ---------   --------   --------   --------     -------
Income from continuing operations before income taxes.......      326.5      240.2      182.1       89.8        81.0
Provision for income taxes..................................      125.7       86.5       65.9       38.0        31.6
                                                              ---------   --------   --------   --------     -------
Income from continuing operations...........................      200.8      153.7      116.2       51.8        49.4
Loss from discontinued operations...........................         --         --         --         --       (24.8)
                                                              ---------   --------   --------   --------     -------
Net income..................................................  $   200.8   $  153.7   $  116.2   $   51.8     $  24.6
                                                              =========   ========   ========   ========     =======
Basic and diluted earnings per share(a).....................  $    1.14   $   1.13   $   1.21   $    .54     $   .26
                                                              =========   ========   ========   ========     =======
Weighted average common and common equivalent shares
  outstanding(a)............................................      175.7      135.6       95.7       95.7        95.7
                                                              =========   ========   ========   ========     =======
Pro forma basic and diluted earnings per share(b)...........  $    1.18
                                                              =========

                                                                              YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                1999        1998       1997       1996        1995
                                                              ---------   --------   --------   --------   -----------
OTHER OPERATING DATA:
EBITDA (c)..................................................  $   553.8   $  390.6   $  287.4   $  180.9     $ 156.9
EBITDA margin (d)...........................................      30.1%      28.5%      25.5%      19.0%       19.5%
Capital expenditures........................................  $   289.6   $  193.0   $  165.3   $  146.9     $ 147.9
Cash flows from operating activities........................      323.8      271.1      279.4      143.5       125.4
Cash flows from investing activities........................   (1,053.7)    (607.4)    (168.1)    (175.7)     (110.7)
Cash flows from financing activities........................      186.4      892.9     (135.5)      20.3         2.8

                                                                                    DECEMBER 31,
                                                              --------------------------------------------------------
                                                                1999        1998       1997       1996        1995
                                                              ---------   --------   --------   --------   -----------
                                                                                                           (UNAUDITED)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $    13.1   $  556.6   $     --   $   24.2     $  36.1
Total assets................................................    3,288.3    2,812.1    1,348.0    1,090.3       838.9
Amounts due to AutoNation (e)...............................         --         --      266.1      254.9       125.0
Total debt..................................................    1,209.3    1,057.1       75.1      142.7       160.1
Total stockholders' equity..................................    1,502.7    1,299.1      750.8      494.5       372.2

-------------------------

(a) Prior to our initial public offering on July 1, 1998, we had 100 shares of common stock outstanding, all of which were owned by AutoNation. Historical share and per share data have been retroactively adjusted for the recapitalization of our 100 shares of common stock into 95.7 million shares of common stock in July 1998.
(b) Pro forma basic and dilutive earnings per share exclude a $6.9 million pre-tax charge for costs related to our separation from AutoNation. They also exclude a $2.9 million loss on the sale of our only international operation, a collection and disposal business in Costa Rica.

(c) EBITDA represents operating income plus depreciation, amortization and depletion. While EBITDA data should not be construed as a substitute for operating income, net income or cash flows from operations in analyzing our operating performance, financial position and cash flows, we have included EBITDA data, which is not a measure of financial performance under generally accepted accounting principles, because we believe that this data is commonly used by certain investors to evaluate a company's performance in the solid waste industry. Due to the fact that not all companies calculate non-GAAP measures in the same manner, the EBITDA presentation herein may not be comparable to similarly titled measures reported by other companies.
(d) EBITDA margin represents EBITDA divided by revenue.
(e) In July 1998, we repaid all amounts due to AutoNation as of June 30, 1998 through the issuance of common stock and through all proceeds of our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K. All references to historical share and per share data of our common stock have been retroactively adjusted for the recapitalization of the 100 shares of our common stock into approximately 95.7 million shares of common stock in July 1998.

OUR BUSINESS

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 151 collection companies in 24 states. We also own or operate 81 transfer stations and 55 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling and composting operations.

     The following table reflects our total revenue by source for the year ended December 31, 1999 (in millions):

Collection:
  Residential.........................................  $  391.2     21.3%
  Commercial..........................................     548.5     29.8
  Industrial..........................................     432.8     23.5
  Other...............................................      46.7      2.6
                                                        --------    -----
          Total collection............................   1,419.2     77.2
Transfer and disposal.................................     425.1
Less: Intercompany....................................    (159.1)
                                                        --------
  Transfer and disposal, net..........................     266.0     14.5
Other.................................................     153.3      8.3
                                                        --------    -----
          Total revenue...............................  $1,838.5    100.0%
                                                        ========    =====

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection operations to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the last three years.

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 1999, approximately 48% of the total volume of waste we collected was disposed of at our landfills.

     Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to:

     - acquire,
     - construct,
     - close and
     - maintain a site during the post closure period.

     Cost and airspace estimates are developed annually by independent engineers together with our engineers. These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

BUSINESS COMBINATIONS

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. We have included businesses that we acquired and which have been accounted for under the purchase method of accounting in our consolidated financial statements from the date of acquisition.

     In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for us to acquire certain solid waste assets for a purchase price of $71.0 million in cash. The assets to be acquired under the amended agreement include one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. By December 31, 1999, we had completed the purchase of certain assets for approximately $19.7 million in cash. In addition, we entered into a definitive agreement with Allied Waste for the simultaneous purchase and sale of certain other solid waste assets. All of these transactions will be accounted for under the purchase method of accounting. The portion of these transactions that were not closed by December 31, 1999 were subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

     In September 1998, we signed an agreement with Waste Management, Inc. to acquire assets and to enter into disposal agreements at various Waste Management facilities. By June 1999, we had completed the purchase of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during the six months ended June 30, 1999. The assets purchased included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, and were accounted for under the purchase method of accounting.

     In addition to the acquisitions from Allied Waste and Waste Management, we also acquired various other solid waste businesses during year ended December 31, 1999, which were accounted for under the purchase method of accounting. The aggregate purchase price we paid in these transactions was $430.8 million in cash.

     Cost in excess of fair value of net assets acquired for 1999 acquisitions totaled approximately $415.9 million. As of December 31, 1999, we had intangible assets, net of accumulated amortization, of $1,297.3 million, which consist primarily of the cost in excess of fair value of net assets acquired. We amortize cost in excess of the fair value of net assets acquired over forty years on a straight-line basis. As of December 31, 1999, the amortization expense associated with these intangible assets on an annualized basis is approximately $36.1 million. We believe the forty year life assigned to the cost in excess of the fair value of net assets acquired is reasonable as the businesses we acquired are generally well-established companies which have been in existence for many years and have stable, long-term customer relationships.

     During the year ended December 31, 1998, AutoNation acquired various solid waste businesses which it contributed to our company. The aggregate purchase price AutoNation paid in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of cash and approximately 3.4 million shares of AutoNation common stock. Subsequent to our initial public offering, we acquired various solid waste businesses. The aggregate purchase price we paid in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties. Cost in excess of fair value of net assets acquired for 1998 acquisitions totaled approximately $572.4 million.

     During the year ended December 31, 1997, AutoNation acquired various solid waste businesses which it contributed to our company. The aggregate purchase price AutoNation paid in transactions accounted for under the purchase method of accounting was $147.9 million, consisting of cash and approximately 5.7 million shares of AutoNation common stock. Cost in excess of the fair value of net assets acquired in these acquisitions totaled $149.1 million. In addition, AutoNation issued an aggregate of approximately 34.1 million shares of AutoNation common stock in transactions accounted for under the pooling of interests method of accounting. We have retroactively included significant businesses that we acquired and accounted for under the pooling of interest method of accounting in our consolidated financial statements as if the companies had operated as one entity since inception. Included in the shares of AutoNation common stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 0.3 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     See Note 3, Business Combinations, of the Notes to our Consolidated Financial Statements, for further discussion of business combinations.

BACKGROUND

     In May 1998, AutoNation announced its intention to separate our company, which at the time was a wholly owned subsidiary of AutoNation, from AutoNation, and for our company to complete an initial public offering of common stock. As a result, we entered into certain agreements with AutoNation providing for the separation and governing various interim and ongoing relationships between our company and AutoNation.

     As part of the separation, and prior to our initial public offering of common stock, we declared and paid a $2.0 billion dividend in April 1998 to AutoNation with a series of promissory notes. In addition, we owed AutoNation approximately $139.5 million and owed Republic Resources Company, at that time a subsidiary of ours, approximately $165.4 million, net of an approximate $90.5 million that Resources owed to our company. On June 30, 1998, we repaid $565.4 million of the promissory notes that we owed to AutoNation with cash, assets we received from Resources and with the receivable that Resources owed to our company. In addition, we distributed all of our shares of common stock of Resources to AutoNation. We repaid the approximately $139.5 million we owed to AutoNation and the approximately $255.9 million we owed to Resources by issuing approximately 16.5 million shares of our common stock to AutoNation, and we repaid the remaining balance of the promissory notes due to AutoNation with all of the net proceeds from our issuance and sale of approximately 63.2 million shares of common stock in our initial public offering completed in July 1998, which totalled approximately $1.4 billion.

     Following our initial public offering and the repayment of amounts due to AutoNation, AutoNation owned approximately 63.9% of the outstanding shares of our common stock. Following the recapitalization of our common stock, repayment of amounts due to AutoNation and our initial public offering, we had the following shares of common stock outstanding (in millions):

Recapitalization of our common stock........................   95.7
Repayment of amounts due to AutoNation......................   16.5
Initial public offering of common stock.....................   63.2
                                                              -----
                                                              175.4
                                                              =====

     In March 1999, AutoNation exercised registration rights that it had with our company in order to be able to sell its entire interest in our company, consisting of approximately 112.2 million shares of common stock, and in May 1999, AutoNation sold substantially all of these shares of common stock in a secondary public offering. We received no proceeds in the secondary public offering.

     Prior to our initial public offering, our employees received options under AutoNation's stock option plans. In March 1999, options to purchase approximately 8.0 million shares of AutoNation common stock were cancelled and were replaced, on a one-for-one basis, with options to purchase shares of our common stock under our 1998 Stock Incentive Plan. These replacement options retained the vesting and exercise rights of the original options, subject to exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The individual replacement options were priced so that the unrealized gain or loss on each of the AutoNation options was generally maintained under the replacement options. The compensation expense related to our granting of replacement options with exercise prices below the quoted market price of the common stock at the date of grant was approximately $2.0 million, which we recorded in the first quarter of 1999 as a one-time charge to earnings.

     Prior to our initial public offering, we were a wholly owned subsidiary of AutoNation. As a result, AutoNation provided us with various services including:

     - accounting,
     - auditing,
     - cash management,
     - corporate communications,
     - corporate development,
     - financial and treasury,
     - human resources and benefit plan administration,
     - insurance and risk management,
     - legal,
     - purchasing and
     - tax services.

     AutoNation also provided our company with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to our company a portion of its general and administrative costs related to these services. Prior to the separation of the two companies this allocation had historically been based on the proportion of our invested capital as a percentage of the consolidated invested capital of AutoNation and its subsidiaries, including our company. In June 1998, we entered into a services agreement with AutoNation under which AutoNation agreed to continue to provide various services to our company in exchange for a monthly fee of $1.25 million. Effective January 1, 1999, we negotiated a reduction in this fee to $0.9 million per month. The services agreement expired on June 30, 1999. Our management believes that the amounts allocated to our company and/or charged under the services agreement were no less favorable to our company than costs we would have incurred to obtain such services on our own or from unaffiliated third parties.

     We recorded other charges of $6.9 million for the year ended December 31, 1999. These costs relate to our separation from AutoNation. They consist of $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of our common stock at the date of grant. See Note 8, Stock Options, of the Notes to our Consolidated Financial Statements for further information. They also consist of $4.9 million of other additional charges directly related to our separation. We do not anticipate incurring additional costs related to our separation from AutoNation.

     The historical consolidated financial information included in this Annual Report on Form 10-K does not necessarily reflect what our financial position and results of operations would have been had we been operated as a separate, stand-alone entity during the periods presented.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     Our pro forma net income was $206.8 million, or $1.18 per share, for the year ended December 31, 1999. Our pro forma operating results exclude a $6.9 million pre-tax charge for costs related to our separation from AutoNation. They also exclude a $2.9 million loss on the sale of our only international operation, a collection and disposal business in Costa Rica.

     See Note 1, Basis of Presentation, of the Notes to our Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

  Years Ended December 31, 1999, 1998 and 1997

     Our net income was $200.8 million for the year ended December 31, 1999, as compared to $153.7 million in 1998 and $116.2 million in 1997. Our operating results for the year ended December 31, 1999 includes other charges further described below.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 1997 through 1999:

                                                 1999       %       1998       %       1997       %
                                               --------   -----   --------   -----   --------   -----
Revenue......................................  $1,838.5   100.0%  $1,369.1   100.0%  $1,127.7   100.0%
Cost of operations...........................   1,101.1    59.9      842.7    61.6      723.0    64.1
Depreciation, amortization and depletion of
  property and equipment.....................     130.3     7.1       88.4     6.5       76.1     6.7
Amortization of intangible assets............      32.9     1.8       17.9     1.3       10.0      .9
Selling, general and administrative
  expenses...................................     176.7     9.6      135.8     9.9      117.3    10.4
Other charges................................       6.9      .4         --      --         --      --
                                               --------   -----   --------   -----   --------   -----
     Operating income........................  $  390.6    21.2%  $  284.3    20.8%  $  201.3    17.9%
                                               ========   =====   ========   =====   ========   =====

     Revenue. Revenue was $1,838.5 million, $1,369.1 million and $1,127.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Revenue increased by $469.4 million, or 34.3%, from 1998 to 1999. Revenue increased by $241.4 million, or 21.4%, from 1997 to 1998. The following table reflects the components of our revenue growth for the years ended December 31, 1999 and 1998:

                                                              1999    1998
                                                              ----    ----
Price.......................................................   2.3%     .4%
Volume......................................................   5.8     6.6
                                                              ----    ----
     Total internal growth..................................   8.1     7.0
Acquisitions................................................  26.2    14.4
                                                              ----    ----
     Total revenue growth...................................  34.3%   21.4%
                                                              ====    ====

     Cost of Operations. Cost of operations was $1,101.1 million, $842.7 million and $723.0, or, as a percentage of revenue, 59.9%, 61.6% and 64.1%, for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are a result of the expansion of our operations through acquisitions and internal growth. The decreases in cost of operations as a percentage of revenue are primarily a result of our improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions.

     Depreciation, Amortization and Depletion of Property and
Equipment. Depreciation, amortization and depletion expenses for property and equipment were $130.3 million, $88.4 million and $76.1 million, or, as a percentage of revenue, 7.1%, 6.5% and 6.7%, for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars for all periods presented and the increase as a percentage of revenue during 1999 is primarily due to acquisitions and capital expenditures.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $32.9 million, $17.9 million and $10.0 million, or, as a percentage of revenue, 1.8%, 1.3% and .9%, for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in aggregate dollars and as a percentage of revenue is primarily due to an increase in the aggregate dollar amount of acquisitions accounted for using the purchase method of accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $176.7 million, $135.8 million, $117.3 million, or, as a percentage of revenue, 9.6%, 9.9% and 10.4%, for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are a result of the expansion of our operations through acquisitions and internal growth. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to applying our existing overhead structure over an expanding revenue base. Included in selling, general and administrative expenses are allocations of AutoNation's corporate general and administrative costs of $7.5 million and $10.2 million for the years ended December 31, 1998 and 1997, respectively, and fees paid to AutoNation under the services agreement of $5.3 million and $7.5 million for the years ended December 31, 1999 and 1998, respectively. See Note 11, Related Party Transactions, of the Notes to our Consolidated Financial Statements for further information.

     Other Charges. We recorded other charges of $6.9 million for the year ended December 31, 1999. These costs relate to our separation from AutoNation. They include $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of our common stock at the date of grant. See Note 8, Stock Options, of the Notes to our Consolidated Financial Statements for further information. They also include $4.9 million of other additional charges directly related to our separation. We do not anticipate incurring additional costs related to our separation from AutoNation.

     Operating Income. Operating income was $390.6 million, $284.3 million and $201.3 million, or, as a percentage of revenue, 21.2%, 20.8% and 17.9%, for the years ended December 31, 1999, 1998 and 1997, respectively.

     Interest Expense. We incurred interest expense on our revolving credit facility, our unsecured notes, amounts due to AutoNation and debt we assumed in acquisitions. Interest expense was $64.2 million, $44.7 million and $25.9 million for the years ended December 31, 1999, 1998 and 1997, respectively, and includes interest expense on amounts due to AutoNation of $37.3 million and $20.2 million for the years ended December 31, 1998 and 1997, respectively. We repaid in full the amounts due to AutoNation in July 1998 by issuing our common stock and from the net proceeds of our initial public offering.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $.1 million, $.6 million and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The variances during the periods are primarily due to fluctuations in cash balances on hand and related interest income. The amount recorded for the year ended December 31, 1999 includes a $2.9 million loss on the sale of our only international operation, a collection and disposal business in Costa Rica.

     Income Taxes. Our provision for income taxes was $125.7 million, $86.5 million and $65.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The effective income tax rate was 38.5%, 36.0% and 36.2% for the years ended December 31, 1999, 1998 and 1997, respectively.

     As of our initial public offering in July 1998, we are no longer included in AutoNation's federal tax returns.

LANDFILL AND ENVIRONMENTAL MATTERS

  Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the year ended December 31, 1999:

                                 BALANCE AS OF      NEW          LANDFILLS                            CHANGES IN    BALANCE AS OF
                                 DECEMBER 31,    EXPANSIONS    ACQUIRED, NET     PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                     1998        UNDERTAKEN   OF DIVESTITURES    GRANTED   CONSUMED    ESTIMATES        1999
                                 -------------   ----------   ----------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in millions)....     1,145.5           --           148.0           34.6     (27.1)        3.1          1,304.1
  Number of sites..............          48                            7                                                    55
Expansion airspace:
  Cubic yards (in millions)....        84.6        184.6           135.1          (34.6)       --          --            369.7
  Number of sites..............           7           11               4             (2)                                    20
                                    -------        -----           -----          -----     -----         ---          -------
Total available airspace:
  Cubic yards (in millions)....     1,230.1        184.6           283.1             --     (27.1)        3.1          1,673.8
                                    =======        =====           =====          =====     =====         ===          =======
  Number of sites..............          48                            7                                                    55
                                    =======                        =====                                               =======

     As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace deemed by us to be likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of December 31, 1999, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which has been determined by us as likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See
Note 4, Landfill and Accrued Environmental Costs, of the Notes to our Consolidated Financial Statements for further information.

     As of December 31, 1999, 20 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 37 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 38 years.

     As of December 31, 1999, three of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of December 31, 1999, eight of our 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining nine landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

  Closure and Post-Closure Costs

     During the year ended December 31, 1999, we consumed approximately 27.1 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $17.9 million, or $.66 per cubic yard. As of December 31, 1999, accrued closure and post-closure costs were $152.3 million. The current portion of these costs of $23.7 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $128.6 million is reflected in our Consolidated Balance Sheets in accrued environmental and landfill costs. As of December 31, 1999, assuming that all available landfill capacity is used, we expect to expense approximately $528.4 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower. Thus, if we discounted such costs, assuming closure and post-closure payments were made ratably over the life of the landfill and the post-closure period, respectively, and assuming the costs in current dollars are inflated by 2% until the expected time of payment and then discounted to present value at 6%, closure and post-closure expense would be reduced to $9.9 million, or $.37 per cubic yard, for the year ended December 31, 1999, a reduction of $8.0 million, or $.29 per cubic yard, from recorded expense. In addition, if we discounted such costs, the present value of the expected future expense related to closure and post-closure assuming all available landfill capacity is used would decrease to $222.8 million.

  Investment in Landfills

     The following table reflects changes in our investments in landfills for the year ended December 31, 1999 and the future expected investment as of December 31, 1999 (in millions):

                                                          LANDFILLS
                            BALANCE AS OF                 ACQUIRED,      TRANSFERS    ADDITIONS    BALANCE AS OF    EXPECTED
                            DECEMBER 31,     CAPITAL       NET OF           AND       CHARGED TO   DECEMBER 31,      FUTURE
                                1998        ADDITIONS   DIVESTITURES    ADJUSTMENTS    EXPENSE         1999        INVESTMENT
                            -------------   ---------   -------------   -----------   ----------   -------------   ----------
Non-depletable landfill
  land....................     $ 55.3         $ 1.9        $  8.7         $(19.5)       $   --        $  46.4       $     --
Landfill development
  costs...................      452.3          25.8         306.5           43.0            --          827.6        1,041.2
Construction in
  progress -- landfill....         --          32.9            --           11.4            --           44.3             --
Accumulated depletion and
  amortization............      (90.3)           --            .5           (1.0)        (44.3)        (135.1)            --
                               ------         -----        ------         ------        ------        -------       --------
Net investment in landfill
  land and development
  costs...................     $417.3         $60.6        $315.7         $ 33.9        $(44.3)       $ 783.2       $1,041.2
                               ======         =====        ======         ======        ======        =======       ========


                              TOTAL
                             EXPECTED
                            INVESTMENT
                            ----------
Non-depletable landfill
  land....................   $   46.4
Landfill development
  costs...................    1,868.8
Construction in
  progress -- landfill....       44.3
Accumulated depletion and
  amortization............     (135.1)
                             --------
Net investment in landfill
  land and development
  costs...................   $1,824.4
                             ========

     As of December 31, 1998, we owned or operated 48 solid waste landfills with total available disposal capacity estimated to be 1.2 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $362.0 million, or approximately $.29 per cubic yard.

     As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $736.8 million, or $.44 per cubic yard. The $.15 increase in our investment per cubic yard from December 31, 1998 to December 31, 1999 is primarily due to the net acquisition of seven landfills during the period. During the year ended December 31, 1999, our depletion and amortization expense relating to landfills was $44.3 million, or $1.63 per cubic yard.

     As of December 31, 1999, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.14 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs".

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 1999, 1998 and 1997.

FINANCIAL CONDITION

     At December 31, 1999, we had $13.1 million of unrestricted cash. At December 31, 1998 we had $556.6 million of unrestricted cash, which we used primarily to fund acquisitions in the first quarter of 1999.

     As previously discussed, in July 1998, we completed our initial public offering of common stock, resulting in net proceeds of approximately $1.4 billion. In July 1998, we repaid all remaining amounts due to AutoNation with all of the net proceeds of our initial public offering and by issuing additional shares of our common stock.

     Prior to our initial public offering, we obtained working capital and capital for our general corporate purposes, including acquisitions, from AutoNation. Since our initial public offering, AutoNation has not provided funds to finance our operations or acquisitions. In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility had an original term of 364 days and the remaining $500.0 million expires in July 2003. In July 1999, we extended the short-term portion of the credit facility for an additional one year term expiring in July 2000. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of

December 31, 1999, we had approximately $430.4 million of availability under the short-term portion of the credit facility.

     In May 1999, we sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bear interest at 6 5/8% per annum and mature in 2004. The remaining $375.0 million bear interest at 7 1/8% per annum and mature in 2009. Interest on these notes is payable semi-annually in May and November. The $225.0 million and $375.0 million in notes were offered at a discount of $1.0 million and $.5 million, respectively. Proceeds from the notes were used to repay our revolving credit facility.

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. As of December 31, 1999, $36.1 million was outstanding under this facility.

     At December 31, 1999, we had outstanding interest rate swap agreements denominated in dollars, maturing in February 2000, with an aggregate notional amount of $175.0 million. As of December 31, 1999, we received a floating rate of interest based upon thirty day LIBOR rates or approximately 5.8% and paid a weighted average fixed rate of interest of 5.9% under these agreements.

     We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2000 to July 2001. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

     The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the year ended December 31, 1999 (in millions):

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 1998..............       $ 22.1            $ 73.4          $ 28.0           $ 26.7
Additions charged to expense............          9.6              17.9            54.8               --
Additions due to acquisitions, net......          2.3              69.6             2.0             42.2
Usage...................................        (19.8)             (8.6)          (46.4)           (21.9)
                                               ------            ------          ------           ------
Balance, December 31, 1999..............         14.2             152.3            38.4             47.0
Current portion.........................         14.2              23.7            21.7             47.0
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $128.6          $ 16.7           $   --
                                               ======            ======          ======           ======

     Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

     As of December 31, 1999, accounts receivable were $250.9 million, net of allowance for doubtful accounts of $14.2 million, resulting in days sales outstanding of 45, or 34 days net of deferred revenue.

  Property, Plant and Equipment

     The following tables reflect the activity in our property, plant and equipment accounts for the year ended December 31, 1999 (in millions):

                                                                GROSS PROPERTY, PLANT AND EQUIPMENT
                                      ---------------------------------------------------------------------------------------
                                      BALANCE AS OF                             ACQUISITIONS,                   BALANCE AS OF
                                      DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND   DECEMBER 31,
                                          1998        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS        1999
                                      -------------   ---------   -----------   -------------   -------------   -------------
Other land..........................    $   79.6       $  4.6       $   --         $  2.0          $ (3.4)        $   82.8
Non-depletable landfill land........        55.3          1.9           --            8.7           (19.5)            46.4
Landfill development costs..........       452.3         25.8           --          306.5            43.0            827.6
Vehicles and equipment..............       806.4        138.9        (32.0)          48.5             (.5)           961.3
Buildings and improvements..........       152.0          8.0         (1.1)          14.9            13.7            187.5
Construction in
  progress -- landfill..............          --         32.9           --             --            11.4             44.3
Construction in progress -- other...        23.5         46.2           --           (1.7)          (43.6)            24.4
                                        --------       ------       ------         ------          ------         --------
        Total.......................    $1,569.1       $258.3       $(33.1)        $378.9          $  1.1         $2,174.3
                                        ========       ======       ======         ======          ======         ========

                                                      ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                    ----------------------------------------------------------------------------------------
                                    BALANCE AS OF   ADDITIONS                  ACQUISITIONS,                   BALANCE AS OF
                                    DECEMBER 31,    CHARGED TO                    NET OF       TRANSFERS AND   DECEMBER 31,
                                        1998         EXPENSE     RETIREMENTS   DIVESTITURES     ADJUSTMENTS        1999
                                    -------------   ----------   -----------   -------------   -------------   -------------
Landfill development costs........    $  (90.3)      $ (44.3)      $   --         $  0.5          $ (1.0)        $ (135.1)
Vehicles and equipment............      (353.5)        (80.1)        27.5            3.0             3.2           (399.9)
Buildings and improvements........       (29.2)         (5.9)         0.9            0.9            (0.5)           (33.8)
                                      --------       -------       ------         ------          ------         --------
        Total.....................    $ (473.0)      $(130.3)      $ 28.4         $  4.4          $  1.7         $ (568.8)
                                      ========       =======       ======         ======          ======         ========

     The tables above exclude $36.1 million of operating equipment consisting primarily of revenue producing vehicles that were subject to our operating lease facility as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the years ended December 31, 1999, 1998 and 1997 are discussed below.

     Cash Flows from Operating Activities. Cash provided by operating activities was $323.8 million, $271.1 million and $279.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business.

     Cash Flows from Investing Activities. Cash flows from investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $737.8 million and $425.2 million during the years ended December 31, 1999 and 1998, respectively. Prior to our initial public offering, business acquisitions were funded by AutoNation. Capital additions were $289.6 million, $193.0 million and $165.3 million during the years ended December 31, 1999, 1998 and 1997, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing. We expect to use primarily cash for future business acquisitions.

     Cash Flows from Financing Activities. Cash flows from financing activities during the years ended December 31, 1999, 1998 and 1997 included commercial bank and affiliate borrowings and repayments of debt, proceeds from our sale of common stock in our initial public offering in 1998 and proceeds from our sale of unsecured notes in 1999. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. Proceeds from the notes were used to repay our revolving credit facility. In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At December 31, 1999, $36.1 million was outstanding under this facility.

     We used proceeds from bank facilities, affiliate borrowings and unsecured notes to fund acquisitions and capital additions, and to repay debt. We used all of the proceeds from our initial public offering of common stock in 1998 to repay amounts due to AutoNation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. All items described below are non-trading.

                                                              EXPECTED MATURITY DATE
                            -------------------------------------------------------------------------------------------
                                                                                                         FAIR VALUE
                             2000      2001      2002      2003      2004     THEREAFTER    TOTAL     DECEMBER 31, 1999
                            ------    ------    ------    ------    ------    ----------    ------    -----------------
                                                                   (IN MILLIONS)
VARIABLE RATE DEBT:
Amount outstanding........  $ 53.2    $  1.0    $   .8    $500.8    $   .7      $ 43.2      $599.7         $599.7
Average interest rates....    6.71%     6.37%     6.08%     6.71%     5.60%       4.53%       6.55%

INTEREST RATE SWAPS:
Notional amount
  outstanding.............  $175.0    $   --    $   --    $   --    $   --      $   --      $175.0         $   --
Average pay rate..........    5.94%       --        --        --        --          --        5.94%
Average receive rate......    5.83%       --        --        --        --          --        5.83%

     The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximates current market rates. The fair value of interest swaps represents the future cash flows through maturity using rates in effect at December 31, 1999 and is effectively the amount we would pay or receive to terminate the agreements.

SEASONALITY

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

YEAR 2000

     As of the date of this Annual Report on Form 10-K we believe that all of our systems are operating and we have not experienced any material issues from the date change in the year 2000. Also, as of the date of this Annual Report on Form 10-K, we are unaware of any third party issues from the date change in the year 2000 that would materially affect our financial condition or results of operations. Nevertheless, if any issues from the date change in the year 2000 presently unknown to us occur with us or with third party products and business dependencies, we may experience a delay or disruption in the delivery of services which could have a material adverse impact on our financial condition and results of operations including loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to our business.

     During the fourth quarter of 1999, we completed a number of tasks relating to our preparation for the date change in the year 2000 including:

     - testing and validation of industry standard automated applications and proprietary software applications,
     - repairing or replacing hardware with non-compliant embedded chips,
     - implementing contingency and business continuation plans and
     - validating the readiness of material third parties.

     We spent approximately $2.9 million on our efforts related to the date change in the year 2000. These costs were funded through operating cash flows and were expensed as incurred during 1999 and 1998. We do not expect to incur any additional costs in this area.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 beginning January 1, 2001. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995 which include, among other things, the discussions of our growth and operating strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to obtain financing on acceptable terms to finance our operations and growth strategy and of our company to operate within the limitations imposed by financing arrangements; our dependence on key personnel; general economic conditions; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; the risks and costs associated with the date change in the year 2000; risks associated with pending legal proceedings; and other factors contained in this section and under the section entitled "BUSINESS -- Risk Factors." We assume no duty to update the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    34
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    35
Consolidated Statements of Operations for each of the Three
  Years Ended December 31, 1999.............................    36
Consolidated Statements of Stockholders' Equity for each of
  the Three Years Ended
  December 31, 1999.........................................    37
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 1999.............................    38
Notes to Consolidated Financial Statements..................    39
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of the Three Years Ended
  December 31, 1999.........................................    62

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
January 24, 2000, except with respect to the matter discussed in paragraph 2 of Note 10, as to which the date is February 11, 2000.

                            REPUBLIC SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents..............................  $   13.1    $  556.6
     Restricted cash........................................      10.3         7.1
     Accounts receivable, less allowance for doubtful
      accounts of $14.2 and $22.1 at December 31, 1999 and
      1998, respectively....................................     250.9       182.7
     Prepaid expenses and other current assets..............      57.7        37.6
                                                              --------    --------
          Total Current Assets..............................     332.0       784.0
  PROPERTY AND EQUIPMENT, NET...............................   1,605.5     1,096.1
  INTANGIBLE ASSETS, NET....................................   1,297.3       918.4
  OTHER ASSETS..............................................      53.5        13.6
                                                              --------    --------
                                                              $3,288.3    $2,812.1
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................  $   76.1    $   64.7
     Accrued liabilities....................................      88.3       119.5
     Amounts due to former owners...........................      47.0        26.7
     Deferred revenue.......................................      64.1        46.6
     Notes payable and current maturities of long-term
      debt..................................................      57.2       499.9
     Other current liabilities..............................      52.6        26.4
                                                              --------    --------
          Total Current Liabilities.........................     385.3       783.8
  LONG-TERM DEBT, NET OF CURRENT MATURITIES.................   1,152.1       557.2
  ACCRUED ENVIRONMENTAL AND LANDFILL COSTS..................     129.8        77.3
  DEFERRED INCOME TAXES.....................................      94.4        71.4
  OTHER LIABILITIES.........................................      24.0        23.3
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 50,000,000
      shares authorized; none issued........................        --          --
     Common stock, par value $.01 per share; 750,000,000
      shares authorized; 175,481,842 and 175,412,500 issued
      and outstanding, respectively.........................       1.8         1.8
     Additional paid-in capital.............................   1,206.3     1,203.5
     Retained earnings......................................     294.6        93.8
                                                              --------    --------
          Total Stockholders' Equity........................   1,502.7     1,299.1
                                                              --------    --------
                                                              $3,288.3    $2,812.1
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN MILLIONS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE.....................................................  $1,838.5   $1,369.1   $1,127.7
EXPENSES:
  Cost of operations........................................   1,101.1      842.7      723.0
  Depreciation, amortization and depletion..................     163.2      106.3       86.1
  Selling, general and administrative.......................     183.6      135.8      117.3
                                                              --------   --------   --------
OPERATING INCOME............................................     390.6      284.3      201.3
INTEREST EXPENSE............................................     (64.2)     (44.7)     (25.9)
INTEREST INCOME.............................................       3.5        1.5        4.9
OTHER INCOME (EXPENSE), NET.................................      (3.4)       (.9)       1.8
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     326.5      240.2      182.1
PROVISION FOR INCOME TAXES..................................     125.7       86.5       65.9
                                                              --------   --------   --------
NET INCOME..................................................  $  200.8   $  153.7   $  116.2
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $   1.14   $   1.13   $   1.21
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING...............................     175.7      135.6       95.7
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                  ADDITIONAL
                                                         INVESTMENT BY   COMMON    PAID-IN     RETAINED
                                                          AUTONATION     STOCK     CAPITAL     EARNINGS
                                                         -------------   ------   ----------   --------
BALANCE AT DECEMBER 31, 1996...........................    $   493.5      $1.0     $     --     $   --
  Net income...........................................        116.2        --           --         --
  Business acquisitions contributed by AutoNation......        148.4        --           --         --
  Investment in former subsidiary......................        (17.4)       --           --         --
  Other................................................          9.1        --           --         --
                                                           ---------      ----     --------     ------
BALANCE AT DECEMBER 31, 1997...........................        749.8      $1.0           --         --
  Net income...........................................         59.9        --           --       93.8
  Business acquisitions contributed by AutoNation......        128.3        --           --         --
  Dividend to AutoNation...............................     (2,000.0)       --           --         --
  Dividend from former subsidiary......................        437.3        --           --         --
  Transfer to additional paid-in capital...............        624.7        --       (624.7)        --
  Issuance of common stock to AutoNation...............           --        .2        395.2         --
  Sale of common stock.................................           --        .6      1,433.0         --
                                                           ---------      ----     --------     ------
BALANCE AT DECEMBER 31, 1998...........................           --       1.8      1,203.5       93.8
  Net income...........................................                                          200.8
  Issuance of compensatory stock options...............           --        --          2.0         --
  Issuance of common stock.............................           --        --           .8         --
                                                           ---------      ----     --------     ------
BALANCE AT DECEMBER 31, 1999...........................    $      --      $1.8     $1,206.3     $294.6
                                                           =========      ====     ========     ======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   ---------   -------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $   200.8   $   153.7   $ 116.2
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment........................................      130.3        88.4      76.1
     Amortization of intangible assets......................       32.9        17.9      10.0
     Deferred tax provision.................................       41.9        19.2      36.5
     Provision for doubtful accounts........................        9.6         5.1       4.1
     Other non-cash charges.................................        2.8          --        --
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Accounts receivable..................................      (56.0)      (46.9)    (19.7)
       Prepaid expenses and other assets....................      (12.3)      (11.3)     17.4
       Accounts payable and accrued liabilities.............      (35.4)      (14.1)    (26.7)
       Other liabilities....................................        9.2        59.1      65.5
                                                              ---------   ---------   -------
                                                                  323.8       271.1     279.4
                                                              ---------   ---------   -------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................     (289.6)     (193.0)   (165.3)
  Cash used in acquisitions, net of cash acquired...........     (737.8)     (425.2)      2.7
  Amounts due former owners.................................      (21.9)         --        --
  Other.....................................................       (4.4)       10.8      (5.5)
                                                              ---------   ---------   -------
                                                               (1,053.7)     (607.4)   (168.1)
                                                              ---------   ---------   -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving credit
     facility...............................................     (428.0)      980.0        --
  Proceeds from issuance of unsecured notes, net of
     discount...............................................      598.5          --        --
  Proceeds from the sale of common stock....................         --     1,433.6        --
  Proceeds from notes payable and long-term debt............      181.8        10.6       5.2
  Payments of notes payable and long-term debt..............     (202.0)      (61.8)   (100.2)
  Decrease in amounts due to AutoNation.....................         --    (1,469.5)    (47.3)
  Proceeds from operating lease facility....................       36.1          --        --
  Other.....................................................         --          --       6.8
                                                              ---------   ---------   -------
                                                                  186.4       892.9    (135.5)
                                                              ---------   ---------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (543.5)      556.6     (24.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      556.6          --      24.2
                                                              ---------   ---------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    13.1   $   556.6   $    --
                                                              =========   =========   =======

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

     The historical Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect the accounts of the Company as a subsidiary of AutoNation, Inc., formerly known as Republic Industries, Inc. (together with its subsidiaries, "AutoNation"), subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

     All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock", which was formerly designated as either "Class A Common Stock" or "Class B Common Stock"), for the year ended December 31, 1998 in the Consolidated Financial Statements and the notes thereto have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95.7 million shares of Class B Common Stock in July 1998.

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

     In March 1999, AutoNation converted all 95.7 million shares of its Class B Common Stock into Class A Common Stock on a one-for-one basis. In April 1999, AutoNation transferred all of its Class A Common Stock to its indirect, wholly-owned subsidiary, AutoNation Insurance Company, and the Company registered all 112.2 million shares of Class A Common Stock owned by AutoNation. In May 1999, the Company completed a secondary offering, in which AutoNation sold substantially all of the Class A Common Stock it owned in the Company. In June 1999, the Company amended its certificate of incorporation to eliminate the classifications of Common Stock.

     Other charges of $6.9 million for the year ended December 31, 1999 are included in selling, general and administrative expenses in the Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expenses related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options) and approximately $4.9 million of additional charges directly related to the separation. The Company does not anticipate incurring additional costs relating to its separation from AutoNation.

     The following unaudited pro forma consolidated statement of operations for the year ended December 31, 1999 excludes the $6.9 million pre-tax charge resulting from the Company's separation from AutoNation. It

                            REPUBLIC SERVICES, INC.

also excludes a $2.9 million loss incurred during the three months ended December 31, 1999 on the sale of the Company's only international operation, a collection and disposal operation in Costa Rica.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Revenue.....................................................      $1,838.5
Expenses:
  Cost of operations........................................       1,101.1
  Depreciation, amortization and depletion..................         163.2
  Selling, general and administrative.......................         176.7
                                                                  --------
Operating income............................................         397.5
Interest expense............................................         (64.2)
Interest income.............................................           3.5
Other income (expense), net.................................           (.5)
                                                                  --------
Income before income taxes..................................         336.3
Provision for income taxes..................................         129.5
                                                                  --------
Net income..................................................      $  206.8
                                                                  ========
Basic and diluted earnings per share........................      $   1.18
                                                                  ========
Weighted average common and common equivalent shares
  outstanding...............................................         175.7
                                                                  ========

     The unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not project the Company's results of operations for any future date or period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

RESTRICTED CASH

     Restricted cash consists of amounts held in trust as a financial guaranty of the Company's performance as well as funds restricted for capital expenditures under certain debt facilities.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     A summary of prepaid expenses and other current assets is as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Inventory...................................................  $20.3    $13.3
Prepaid expenses............................................   19.7     13.7
Other assets................................................   17.7     10.6
                                                              -----    -----
                                                              $57.7    $37.6
                                                              =====    =====

     Inventories totaled approximately $20.3 million and $13.3 million at December 31, 1999 and 1998, respectively, and consist primarily of equipment parts, compost materials and supplies that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

                            REPUBLIC SERVICES, INC.

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

     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are twenty to forty years for buildings and improvements, three to fifteen years for trucks and equipment, and five to ten years for furniture and fixtures.

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 4, Landfill and Accrued Environmental Costs.)

     The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost". Construction projects must meet the following criteria before interest is capitalized:

     1. Total construction costs are $250,000 or greater;

     2. The construction phase is three months or longer; and

     3. The assets have a useful life of three years or longer.

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $5.6 million, $.8 million and $.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     A summary of property and equipment is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Other land..................................................  $   82.8    $   79.6
Non-depletable landfill land................................      46.4        55.3
Landfill development costs..................................     827.6       452.3
Vehicles and equipment......................................     961.3       806.4
Buildings and improvements..................................     187.5       152.0
Construction-in-progress-landfill...........................      44.3          --
Construction-in-progress-other..............................      24.4        23.5
                                                              --------    --------
                                                               2,174.3     1,569.1
                                                              --------    --------
Less: Accumulated depreciation, depletion and amortization--
  Landfill development costs................................    (135.1)      (90.3)
  Vehicles and equipment....................................    (399.9)     (353.5)
  Building and improvements.................................     (33.8)      (29.2)
                                                              --------    --------
                                                                (568.8)     (473.0)
                                                              --------    --------
Property and equipment, net.................................  $1,605.5    $1,096.1
                                                              ========    ========

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recover-

                            REPUBLIC SERVICES, INC.

ability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the assets.

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $100.4 million and $73.0 million at December 31, 1999 and 1998, respectively.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the assets.

ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                              1999      1998
                                                              -----    ------
Accrued payroll and benefits................................  $24.1    $ 25.7
Accrued disposal costs......................................   15.5      16.1
Accrued fees and taxes......................................   16.3      12.7
Other.......................................................   32.4      65.0
                                                              -----    ------
                                                              $88.3    $119.5
                                                              =====    ======

OTHER CURRENT LIABILITIES

     A summary of other current liabilities is as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Accrued environmental and landfill costs, current portion...  $23.7    $ 5.6
Self-insurance reserves, current............................   21.7     12.2
Other.......................................................    7.2      8.6
                                                              -----    -----
                                                              $52.6    $26.4
                                                              =====    =====

                            REPUBLIC SERVICES, INC.

REVENUE RECOGNITION

     Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Collection, transfer and disposal, and other services accounted for approximately 77.2%, 14.5% and 8.3%, respectively, of consolidated revenue for the year ended December 31, 1999. Advance billings are recorded as deferred revenue, and revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10.0% of the Company's consolidated revenues in any of the past three years.

INCOME TAXES

     Effective with the Initial Public Offering in July 1998, the Company is no longer included in the consolidated federal income tax return of AutoNation. For the periods prior to the Initial Public Offering, all tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

     The Company made interest payments on notes payable and long-term debt of approximately $53.7 million, $44.0 million and $24.3 million (net of capitalized interest of $5.6 million, $.8 million and $.8 million) for the years ended December 31, 1999, 1998 and 1997, respectively. The Company made income tax payments of approximately $100.3 million, $65.4 million and $29.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company's fixed rate unsecured notes using an estimate of interest rates currently available to the Company is $575.8 million at December 31, 1999. The carrying value of the unsecured notes is $598.5 million at December 31, 1999. The carrying amounts of the Company's remaining notes payable and long-term debt approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

CONCENTRATION OF CREDIT RISK

     The Company provides services to commercial, industrial, municipal and residential customers in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many geographic areas in the United States. The Company performs ongoing credit evaluations of its customers, but

                            REPUBLIC SERVICES, INC.

does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends and other information.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning January 1, 2001. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

3. BUSINESS COMBINATIONS

     Businesses acquired and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire certain solid waste assets for a purchase price of $71.0 million in cash. The assets to be acquired under the amended agreement include one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. By December 31, 1999, the Company had completed the purchase of certain assets for approximately $19.7 million in cash. In addition, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. All of these transactions will be accounted for under the purchase method of accounting. The portion of these transactions that were not closed by December 31, 1999, are subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

     In September 1998, the Company entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets acquired included 16 landfills, 11 transfer stations and 136 collection routes across the United States as well as disposal agreements at various Waste Management sites. At December 31, 1998, closings had been completed for 6 landfills, 7 transfer stations and all of the collection routes discussed above, at a purchase price of approximately $186.9 million in cash plus properties. By June 1999, the Company had completed the purchases of the remaining assets for approximately $292.7 million in cash plus properties.

     In addition to the acquisitions from Allied and Waste Management, the Company also acquired various other solid waste businesses during 1999. The aggregate purchase price paid by the Company in these transactions was $430.8 million in cash.

     During the year ended 1998, AutoNation acquired various solid waste businesses which were contributed to the Company. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of $60.3 million in cash and approximately 3.4 million shares of AutoNation common stock valued at $68.0 million. Subsequent to the Initial Public Offering, the Company acquired various solid waste businesses. The aggregate purchase price

                            REPUBLIC SERVICES, INC.

paid by the Company in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties.

     During the year ended December 31, 1997, AutoNation acquired various solid waste businesses which were contributed to the Company. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting was $147.9 million consisting of $11.5 million in cash and 5.7 million shares of AutoNation common stock valued at $136.4 million. In addition, AutoNation issued an aggregate of 34.1 million shares of AutoNation common stock in transactions accounted for under the pooling of interests method of accounting. Significant businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Included in the shares of AutoNation common stock issued in acquisitions accounted for under the pooling of interests method of accounting are approximately 0.3 million shares issued for acquisitions that were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              ------   ------   -------
Property and equipment......................................  $383.6   $180.3   $  36.8
Cost in excess of net assets acquired.......................   415.9    572.4     149.1
Working capital deficit.....................................   (48.7)  (108.0)    (18.0)
Long-term debt assumed......................................    (2.0)   (51.7)    (26.8)
Other assets (liabilities), net.............................   (11.0)   (39.5)      4.6
Investment by AutoNation....................................      --   (128.3)   (148.4)
                                                              ------   ------   -------
Cash used in acquisitions, net of cash acquired.............  $737.8   $425.2   $  (2.7)
                                                              ======   ======   =======

     The Company's unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Revenue.....................................................  $1,917.0    $1,549.1
Net income..................................................  $  196.1    $  132.5
Basic and diluted earnings per share........................  $   1.12    $    .98
Weighted average common and common equivalent shares
  outstanding...............................................     175.7       135.6

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

                            REPUBLIC SERVICES, INC.

4. LANDFILL AND ACCRUED ENVIRONMENTAL COSTS

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     A summary of accrued environmental and landfill costs is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------    -----
Accrued landfill site closure/post-closure costs............  $152.3    $73.4
Accrued environmental costs.................................     1.2      9.5
                                                              ------    -----
                                                               153.5     82.9
Less: current portion (included in other current
  liabilities)..............................................   (23.7)    (5.6)
                                                              ------    -----
                                                              $129.8    $77.3
                                                              ======    =====

LIFE CYCLE ACCOUNTING

     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company's engineers. These estimates are used by the Company's operating and accounting personnel to annually adjust the Company's rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

TOTAL AVAILABLE DISPOSAL CAPACITY

     As of December 31, 1999, the Company owned or operated 55 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

                            REPUBLIC SERVICES, INC.

likely to be permitted airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

     The Company has identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows:

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

CAPITALIZED LANDFILL COSTS

     Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction associated with excavation, liners and site berms. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.

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

CLOSURE AND POST-CLOSURE COSTS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $17.9 million, $11.4 million and $7.9 million during the years ended December 31, 1999, 1998 and 1997, respectively.

                            REPUBLIC SERVICES, INC.

     A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of December 31, 1999, assuming that all available landfill capacity is used, the Company expects to expense approximately $528.4 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 1999, 1998 and 1997.

5. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
$225.0 million unsecured notes, net of unamortized discount
  of $1.0 million; interest payable semi-annually in May and
  November at 6 5/8%; principal due at maturity in 2004.....  $  224.0    $     --
$375.0 million unsecured notes, net of unamortized discount
  of $.5 million; interest payable semi-annually in May and
  November at 7 1/8%; principal due at maturity in 2009.....     374.5          --
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR based rates (6.7% at December 31,
  1999); $500.0 million matures July 2000 and $500.0 million
  matures July 2003.........................................     552.0       980.0
Bonds payable under loan agreements with California
  Pollution Control Financing Authority; interest at
  prevailing market rates (4.5% and 4.3% at December 31,
  1999 and 1998, respectively)..............................      42.0        42.0
Other notes; secured by real property, equipment and other
  assets; interest rates ranging from 5% to 10%; maturing
  through 2009..............................................      16.8        35.1
                                                              --------    --------
                                                               1,209.3     1,057.1
Less: Current portion.......................................     (57.2)     (499.9)
                                                              --------    --------
                                                              $1,152.1    $  557.2
                                                              ========    ========

                            REPUBLIC SERVICES, INC.

     Aggregate maturities of notes payable and long-term debt are as follows:

                                                              DECEMBER 31, 1999
                                                              -----------------
2000........................................................      $   57.2
2001........................................................           2.8
2002........................................................           2.1
2003........................................................         501.6
2004........................................................         226.5
Thereafter..................................................         419.1
                                                                  --------
                                                                  $1,209.3
                                                                  ========

     As of December 31, 1999, we had approximately $430.4 million of availability under the short-term portion of the credit facility.

     The unsecured notes, the unsecured revolving credit facility and the loan agreements with the California Pollution Control Financing Authority require the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 1999, the Company was in compliance with the financial covenants under these agreements.

     The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount.

     At December 31, 1999, the Company had outstanding interest rate swap agreements denominated in dollars, maturing in February 2000, with an aggregate notional amount of $175.0 million. As of December 31, 1999, the Company received a floating rate of interest based upon thirty day LIBOR rates or approximately 5.8% and paid a weighted average fixed rate of interest of 5.9% under these agreements.

     The fair value of these interest rate swap agreements represents the value of the spread between the interest rate the Company paid and the interest rate the Company received over the remaining life of the agreement or approximately $20,000.

     Counterparties to the interest rate swap agreements are major financial institutions who also participate in the Company's revolving credit facility.

6. INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                              1999     1998     1997
                                                             ------    -----    -----
Current:
  Federal..................................................  $ 69.9    $59.8    $20.9
  State....................................................    13.9      7.5      8.5
Federal and state deferred.................................    50.6     23.2     36.5
Change in valuation allowance..............................    (8.7)    (4.0)      --
                                                             ------    -----    -----
Provision for income taxes.................................  $125.7    $86.5    $65.9
                                                             ======    =====    =====

                            REPUBLIC SERVICES, INC.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
Non-deductible expenses.....................................    1.2       1.3       1.5
State income taxes, net of federal benefit..................    3.5       2.1       2.0
Other, net..................................................   (1.2)     (2.4)     (2.3)
                                                               ----      ----      ----
Effective income tax rate...................................   38.5%     36.0%     36.2%
                                                               ====      ====      ====

     Components of the net deferred income tax liability in the accompanying Consolidated Balance Sheets are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------    -----
Book basis in property over tax basis.......................  $107.5    $95.7
Accruals not currently deductible...........................   (13.1)   (33.0)
Valuation allowance.........................................      --      8.7
                                                              ------    -----
Net deferred income tax liability...........................  $ 94.4    $71.4
                                                              ======    =====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

7. STOCKHOLDERS' EQUITY

     In April 1998, the Company declared a $2.0 billion dividend to AutoNation that it paid in the form of notes payable ("Company Notes"). Interest expense on the Company Notes was $27.6 million for the year ended December 31, 1998.

     In June 1998, the Company received a dividend of certain assets from a former subsidiary totaling approximately $437.3 million. In June 1998, the Company prepaid a portion of the amounts outstanding under the Company Notes totaling $565.4 million using this dividend, cash and certain other assets.

     In July 1998, the Company amended and restated its Certificate of Incorporation to authorize capital stock consisting of (a) 50,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"), and (b) 750,000,000 shares of Common Stock of which 250,000,000 shares were authorized as Class A Common Stock, 125,000,000 shares were authorized as Class B Common Stock and 375,000,000 shares may be designated by the Company's Board of Directors as either Class A Common Stock or Class B Common Stock. In addition, all 100 shares of common stock previously held by AutoNation were converted into
95.7 million shares of Class B Common Stock. The Class A Common Stock and Class B Common Stock were identical in all respects, except holders of Class A Common Stock were entitled to one vote per share while holders of Class B Common Stock were entitled to five votes per share on all matters submitted to a vote of the stockholders, including the election of directors.

     In July 1998, the Company repaid amounts due to AutoNation totaling $395.4 million through the issuance of approximately 16.5 million shares of Class A Common Stock.

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

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. The Company has reserved 20.0 million shares of Common Stock for issuance pursuant to options granted under the Stock Incentive Plan.

     Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.0 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis ("Replacement Options"). The Replacement Options to purchase shares of Common Stock retained the vesting and exercise rights of the original options, subject to certain exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The exercise prices for individual replacement options were established to maintain the unrealized gain or loss on each option for AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant was approximately $2.0 million and has been included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 1999.

     In October 1999, the Board of Directors approved the Company's annual grant of options for fiscal year 2000. This grant allows participants to acquire approximately 2.8 million shares of Common Stock at an exercise price of $11 7/8 per share, which was the quoted market price as of the grant date.

     The following table summarizes stock option activity for the year ended December 31, 1999:

                                                                       WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options outstanding at beginning of year....................     .6         $18.12
Granted to replace AutoNation options.......................    8.0          17.38
Granted, other..............................................    6.5          15.47
Cancelled...................................................    (.1)         17.68
                                                              -----         ------
Options outstanding at December 31, 1999....................   15.0         $16.57
                                                              =====         ======

                            REPUBLIC SERVICES, INC.

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 1999:

                                                      OUTSTANDING                 EXERCISABLE
                                            --------------------------------   ------------------
                                                      WEIGHTED-
                                                       AVERAGE     WEIGHTED-            WEIGHTED-
                                                      REMAINING     AVERAGE              AVERAGE
                                                     CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE                     SHARES   LIFE (YRS.)     PRICE     SHARES     PRICE
-----------------------                     ------   -----------   ---------   ------   ---------
$6.38 -- $17.06...........................    3.8        8.7        $12.75       --      $   --
$17.50....................................    8.0        6.6         17.50       --          --
$18.06 -- $33.86..........................    3.2        8.9         18.81       .3       21.04
                                             ----        ---        ------       --      ------
                                             15.0        7.6        $16.57       .3      $21.04
                                             ====        ===        ======       ==      ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for stock option grants under the Company's Stock Incentive Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income and pro forma weighted average fair value of options granted, with related assumptions, assuming the Replacement Options were outstanding during the periods presented, are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Pro forma net income..................................  $  177.4   $  122.0   $   88.9
Pro forma earnings per share..........................      1.01        .90        .93
Pro forma weighted average fair value of the Company's
  stock options granted...............................      7.02      17.16      31.85
Risk free interest rates..............................     6.34%      4.76%      5.74%
Expected lives........................................   5 years    5 years    5 years
Expected volatility...................................     40.0%      40.0%      40.0%

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

     Earnings per share for the years ended December 31, 1998 and 1997 includes the retroactive effect of the recapitalization of the 100 shares of Common Stock held by AutoNation into 95.7 million shares of Common Stock.

                            REPUBLIC SERVICES, INC.

     Earnings per share is calculated as follows (in millions, except per share data):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Numerator:
  Net income................................................  $200.8   $153.7   $116.2
                                                              ------   ------   ------
Denominator:
  Denominator for basic earnings per share..................   175.4    135.6     95.7
  Effect of dilutive securities -- Options to purchase
     common stock...........................................      .3       --       --
                                                              ------   ------   ------
     Denominator for diluted earnings per share.............   175.7    135.6     95.7
                                                              ------   ------   ------
     Basic and diluted earnings per share...................  $ 1.14   $ 1.13   $ 1.21
                                                              ======   ======   ======
Antidilutive securities not included in the diluted earnings per share calculation:
     Options to purchase common stock.......................     9.0       --       --
     Weighted average exercise price........................  $18.23   $   --   $   --

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company is a party to various general legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly periods in which they are resolved.

     In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. On December 29, 1999 the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint on February 11, 2000. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, result of operations or cash flows in one or more future periods.

LEASE COMMITMENTS

     During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). At December 31, 1999, $36.1 million was outstanding under the lease facility. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years.

                            REPUBLIC SERVICES, INC.

     Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 1999 are as follows:

Year Ending December 31:
2000........................................................  $ 9.0
2001........................................................    8.1
2002........................................................   32.7
2003........................................................    1.0
2004........................................................    1.0
Thereafter..................................................    6.0
                                                              -----
                                                              $57.8
                                                              =====

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

     The Company's insurance programs for worker's compensation, general liability, vehicle liability and employee related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

     The Company's liabilities for unpaid and incurred but not reported claims at December 31, 1999 was $38.4 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, insurance policies, letters of credit, and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 1999, surety bonds and letters of credit totaling $618.3 million were outstanding, which expire through 2007.

     The Company's business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on the Company.

     Through the date of the Company's initial public offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 and 1996. In accordance with the Company's tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service resulting from this audit. Management believes that the tax liabilities recorded are adequate.

                            REPUBLIC SERVICES, INC.

However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. RELATED PARTY TRANSACTIONS

     The following is an analysis of activity in the due to AutoNation account:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Balance at beginning of period..............................  $ 107.8    $ 49.3
AutoNation overhead allocations.............................      7.5      10.2
Service Agreement fees......................................      7.5        --
Insurance allocations.......................................      9.7      15.9
Self-insurance reserve allocations..........................     (9.8)     (7.3)
Intercompany purchases......................................     42.4      13.8
Income taxes................................................     24.0      28.7
Cash transfers..............................................    (49.6)     (2.8)
Repayment in shares of Common Stock.........................   (139.5)       --
                                                              -------    ------
Balance at end of period....................................  $    --    $107.8
                                                              =======    ======

     Prior to the Initial Public Offering, due to AutoNation included allocations of various expenses from AutoNation including general and administrative expenses, risk management premiums, income taxes and other costs. Such liabilities were non-interest bearing and had no specified repayment terms. In July 1998, the Company repaid in full amounts due to AutoNation as of June 30, 1998 through the issuance of approximately 5.8 million shares of Common Stock. Subsequent to the Initial Public Offering, due to AutoNation consists primarily of charges under the Services Agreement described below. Such amounts were non-interest bearing and were repaid periodically using cash.

     Prior to the Initial Public Offering, AutoNation's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to AutoNation's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative costs and were approximately $7.5 million and $10.2 million for the years ended December 31, 1998 and 1997, respectively. These amounts approximate management's estimate of AutoNation's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

     In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation provided to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to $.9 million per month. The Company believes that the fees for services provided under the Services Agreement are no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement for the years ended December 31, 1999 and 1998 were $5.3 million and $7.5 million and are included in selling, general and administrative expenses.

                            REPUBLIC SERVICES, INC.

     Prior to the Initial Public Offering, the Company participated in AutoNation's combined risk management programs for property, casualty and general liability insurance. The Company was charged annual premiums of $9.7 million and $15.9 million for the years ended December 31, 1998 and 1997, respectively.

     Notes payable to a former subsidiary represent borrowings prior to the Initial Public Offering under revolving credit facilities to fund the Company's operations and to repay debt assumed in acquisitions. Borrowings under these facilities bear interest at prime plus 50 basis points and were payable on demand. In July 1998, the Company repaid these notes through the issuance of approximately 10.7 million shares of Common Stock. Interest expense on these notes was $9.7 million and $20.2 million for the years ended December 31, 1998 and 1997, respectively.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1999 and 1998:

                                                   FIRST     SECOND      THIRD     FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER
                                                  -------    -------    -------    -------
Revenue.................................  1999    $403.5     $455.6     $490.6     $488.8
                                          1998    $300.8     $335.9     $355.0     $377.4

Operating income........................  1999    $ 79.4     $102.6     $103.5     $105.1
                                          1998    $ 59.0     $ 70.7     $ 75.3     $ 79.3

Net income..............................  1999    $ 43.4     $ 54.5     $ 52.5     $ 50.4
                                          1998    $ 34.8     $ 25.1     $ 46.2     $ 47.6

Basic and diluted net income per
  share.................................  1999    $  .25     $  .31     $  .30     $  .29
                                          1998    $  .36     $  .26     $  .26     $  .27

Weighted average common and common
  equivalent shares outstanding.........  1999     175.4      176.5      175.5      175.5
                                          1998      95.7       95.7      175.4      175.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2000 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
3.1        --   Amended and Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 of the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1998).
3.2        --   Certificate of Amendment to Amended and Restated Certificate
                of Incorporation of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on
                Form S-8, Registration No. 333-81801, filed with the
                Commission on June 29, 1999).
3.3        --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1        --   The Company's Common Stock Certificate (incorporated by
                reference to Exhibit 4.4 of the Company's Registration
                Statement on Form S-8, Registration No. 333-81801, filed
                with the Commission on June 29, 1999).
4.2        --   Long Term Credit Agreement dated July 10, 1998 among the
                Company, Bank of America National Trust and Savings
                Association, as Administrative Agent, and the several
                financial institutions party thereto (incorporated by
                reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.3*       --   Indenture dated May 24, 1999 between the Company and The
                Bank of New York, as trustee.
4.4*       --   6 5/8% Note due May 15, 2004 in the principal amount of
                $200,000,000.
4.5*       --   6 5/8% Note due May 15, 2004 in the principal amount of
                $25,000,000.
4.6*       --   7 1/8% Note due May 15, 2009 in the principal amount of
                $200,000,000.
4.7*       --   7 1/8% Note due May 15, 2009 in the principal amount of
                $175,000,000.
10.1       --   Separation and Distribution Agreement dated June 30, 1998 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                Report on Form 10-Q for the period ended June 30, 1998).
10.2       --   Amended and Restated Employee Benefits Agreement dated June
                30, 1998 by and between the Company and AutoNation, Inc.
                (incorporated by reference to Exhibit 10.2 of the Company's
                Amendment No. 3 to Registration Statement on Form S-1,
                Registration No. 333-73259, filed with the Commission on
                April 27, 1999).
10.3       --   Services Agreement dated March 4, 1999 by and between the
                Company and AutoNation, Inc. (incorporated by reference to
                Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
                for the period ended June 30, 1998).
10.4       --   First Amendment to Services Agreement dated March 4, 1999 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Registration
                Statement on Form S-1, Registration No. 333-73259, filed
                with the Commission on April 27, 1999).
10.5       --   Tax Indemnification and Allocation Agreement dated June 30,
                1998 by and between the Company and AutoNation, Inc.
                (incorporated by reference to Exhibit 10.4 of the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1998).
10.6       --   1998 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.5 of the Company's Registration Statement on Form
                S-1/A, Amendment No. 2, dated June 30, 1998).
10.7       --   Employment Agreement dated December 7, 1998 by and between
                James E. O'Connor and the Company (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1998).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.8       --   Employment Agreement dated January 11, 1999 by and between
                James H. Cosman and the Company (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1998).
10.9       --   Employment Agreement dated July 1, 1999 by and between Tod
                C. Holmes and the Company (incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the period ended September 30, 1999).
21.1*      --   Subsidiaries of the Company.
27.1*      --   Financial Data Schedule for the Year Ended December 31, 1999
                (for SEC use only).

---------------

* filed herewith

     (b) Financial Statement Schedule. The following financial statement schedule is filed on page 62 herewith:

     Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for Each of the Three Years Ended December 31, 1999.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (c) Reports on Form 8-K:

     Form 8-K, filed and dated January 26, 2000, including a press release announcing the Company's operating results for the three and twelve months ended December 31, 1999.

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

March 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----              -----------------

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board           March 13, 2000
-----------------------------------------------------
                  H. Wayne Huizenga

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director      March 13, 2000
-----------------------------------------------------
                  Harris W. Hudson

                /s/ JAMES E. O'CONNOR                  Chief Executive Officer and     March 13, 2000
-----------------------------------------------------    Director (principal
                  James E. O'Connor                      executive officer)

                  /s/ TOD C. HOLMES                    Senior Vice President and       March 13, 2000
-----------------------------------------------------    Chief Financial Officer
                    Tod C. Holmes                        (principal financial
                                                         officer)

               /s/ CHARLES F. SERIANNI                 Chief Accounting Officer        March 13, 2000
-----------------------------------------------------    (principal accounting
                 Charles F. Serianni                     officer)

                 /s/ JOHN W. CROGHAN                   Director                        March 13, 2000
-----------------------------------------------------
                   John W. Croghan

               /s/ RAMON A. RODRIGUEZ                  Director                        March 13, 2000
-----------------------------------------------------
                 Ramon A. Rodriguez

                /s/ ALLAN C. SORENSEN                  Director                        March 13, 2000
-----------------------------------------------------
                  Allan C. Sorensen

                            REPUBLIC SERVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                 BALANCE AT   ADDITIONS    ACCOUNTS              BALANCE AT
                                                 BEGINNING    CHARGED TO   WRITTEN                  END
                                                  OF YEAR       INCOME       OFF      OTHER(1)    OF YEAR
                                                 ----------   ----------   --------   --------   ----------
CLASSIFICATIONS
Allowance for doubtful accounts:
1999...........................................    $22.1         $9.6       $(19.8)    $ 2.3       $14.2
1998...........................................     13.6          5.1         (7.2)     10.6        22.1
1997...........................................      8.3          4.1         (4.1)      5.3        13.6

---------------

(1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
3.1        --   Amended and Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 of the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1998).
3.2        --   Certificate of Amendment to Amended and Restated Certificate
                of Incorporation of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on
                Form S-8, Registration No. 333-81801, filed with the
                Commission on June 29, 1999).
3.3        --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1        --   The Company's Common Stock Certificate (incorporated by
                reference to Exhibit 4.4 of the Company's Registration
                Statement on Form S-8, Registration No. 333-81801, filed
                with the Commission on June 29, 1999).
4.2        --   Long Term Credit Agreement dated July 10, 1998 among the
                Company, Bank of America National Trust and Savings
                Association, as Administrative Agent, and the several
                financial institutions party thereto (incorporated by
                reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.3*       --   Indenture dated May 24, 1999 between the Company and The
                Bank of New York, as trustee.
4.4*       --   6 5/8% Note due May 15, 2004 in the principal amount of
                $200,000,000.
4.5*       --   6 5/8% Note due May 15, 2004 in the principal amount of
                $25,000,000.
4.6*       --   7 1/8% Note due May 15, 2009 in the principal amount of
                $200,000,000.
4.7*       --   7 1/8% Note due May 15, 2009 in the principal amount of
                $175,000,000.
10.1       --   Separation and Distribution Agreement dated June 30, 1998 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                Report on Form 10-Q for the period ended June 30, 1998).
10.2       --   Amended and Restated Employee Benefits Agreement dated June
                30, 1998 by and between the Company and AutoNation, Inc.
                (incorporated by reference to Exhibit 10.2 of the Company's
                Amendment No. 3 to Registration Statement on Form S-1,
                Registration No. 333-73259, filed with the Commission on
                April 27, 1999).
10.3       --   Services Agreement dated March 4, 1999 by and between the
                Company and AutoNation, Inc. (incorporated by reference to
                Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
                for the period ended June 30, 1998).
10.4       --   First Amendment to Services Agreement dated March 4, 1999 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Registration
                Statement on Form S-1, Registration No. 333-73259, filed
                with the Commission on April 27, 1999).
10.5       --   Tax Indemnification and Allocation Agreement dated June 30,
                1998 by and between the Company and AutoNation, Inc.
                (incorporated by reference to Exhibit 10.4 of the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1998).
10.6       --   1998 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.5 of the Company's Registration Statement on Form
                S-1/A, Amendment No. 2, dated June 30, 1998).
10.7       --   Employment Agreement dated December 7, 1998 by and between
                James E. O'Connor and the Company (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1998).
10.8       --   Employment Agreement dated January 11, 1999 by and between
                James H. Cosman and the Company (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1998).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.9       --   Employment Agreement dated July 1, 1999 by and between Tod
                C. Holmes and the Company (incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the period ended September 30, 1999).
21.1*      --   Subsidiaries of the Company.
27.1*      --   Financial Data Schedule for the Year Ended December 31, 1999
                (for SEC use only).

---------------

* filed herewith