Form 10-Q
period 2000-03-31
REPUBLIC SERVICES INC
filed 2000-05-11
CIK 1060391

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 9, 2000 the registrant had outstanding 175,528,463 shares of Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            REPUBLIC SERVICES, INC.

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION
ITEM 1.          Financial Statements
                 Condensed Consolidated Balance Sheets as of March 31, 2000
                   (Unaudited) and December 31, 1999.........................    3
                 Unaudited Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2000 and 1999........    4
                 Unaudited Condensed Consolidated Statement of Stockholders'
                   Equity for the Three Months Ended March 31, 2000..........    5
                 Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2000 and 1999........    6
                 Notes to Unaudited Condensed Consolidated Financial
                   Statements................................................    7
ITEM 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   17
ITEM 3.          Quantitative and Qualitative Disclosures about Market
                   Risk......................................................   25
PART II.  OTHER INFORMATION
ITEM 1.          Legal Proceedings...........................................   26
ITEM 6.          Exhibits and Reports on Form 8-K............................   26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            REPUBLIC SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $     --       $   13.1
  Restricted cash...........................................        8.8           10.3
  Accounts receivable, less allowance for doubtful accounts
     of $13.7 and $14.2, respectively.......................      244.5          250.9
  Prepaid expenses and other current assets.................       60.8           57.7
                                                               --------       --------
            Total Current Assets............................      314.1          332.0
PROPERTY AND EQUIPMENT, NET.................................    1,639.4        1,605.5
INTANGIBLE ASSETS, NET......................................    1,331.3        1,297.3
OTHER ASSETS................................................       51.2           53.5
                                                               --------       --------
                                                               $3,336.0       $3,288.3
                                                               ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $   65.1       $   76.1
  Accrued liabilities.......................................       95.5           88.3
  Amounts due to former owners..............................       29.6           47.0
  Deferred revenue..........................................       63.3           64.1
  Notes payable and current maturities of long-term debt....       39.3           57.2
  Other current liabilities.................................       63.1           52.6
                                                               --------       --------
            Total Current Liabilities.......................      355.9          385.3
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................    1,154.6        1,152.1
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS....................      142.5          129.8
DEFERRED INCOME TAXES.......................................      105.7           94.4
OTHER LIABILITIES...........................................       24.4           24.0
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued.........................         --             --
  Common stock, par value $.01 per share; 750,000,000 shares
     authorized; 175,481,842 issued and outstanding.........        1.8            1.8
  Additional paid-in capital................................    1,206.3        1,206.3
  Retained earnings.........................................      344.8          294.6
                                                               --------       --------
            Total Stockholders' Equity......................    1,552.9        1,502.7
                                                               --------       --------
                                                               $3,336.0       $3,288.3
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
REVENUE.....................................................  $501.5     $407.6
EXPENSES:
  Cost of operations........................................   306.1      248.8
  Depreciation, amortization and depletion..................    46.3       33.4
  Selling, general and administrative.......................    47.4       46.0
                                                              ------     ------
OPERATING INCOME............................................   101.7       79.4
INTEREST EXPENSE............................................   (20.4)     (11.3)
INTEREST INCOME.............................................      .1        2.6
OTHER INCOME (EXPENSE), NET.................................      .2        (.1)
                                                              ------     ------
INCOME BEFORE INCOME TAXES..................................    81.6       70.6
PROVISION FOR INCOME TAXES..................................    31.4       27.2
                                                              ------     ------
NET INCOME..................................................  $ 50.2     $ 43.4
                                                              ======     ======
BASIC AND DILUTED EARNINGS PER SHARE........................  $  .29     $  .25
                                                              ======     ======
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING...............................   175.5      175.4
                                                              ======     ======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                      ADDITIONAL
                                                            COMMON     PAID-IN      RETAINED
                                                            STOCK      CAPITAL      EARNINGS
                                                            ------    ----------    --------
BALANCE AT DECEMBER 31, 1999..............................   $1.8     $ 1,206.3      $294.6
  Net income..............................................     --            --        50.2
                                                             ----     ---------      ------
BALANCE AT MARCH 31, 2000.................................   $1.8     $ 1,206.3      $344.8
                                                             ====     =========      ======

         The accompanying notes are an integral part of this statement.

                            REPUBLIC SERVICES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $ 50.2     $  43.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
      and equipment.........................................    36.9        26.3
     Amortization of intangible assets......................     9.4         7.1
     Deferred tax provision.................................    10.0         7.1
     Provision for doubtful accounts........................     2.5         1.6
     Other non-cash charges.................................     (.2)        2.0
     Changes in assets and liabilities, net of effects from
      business acquisitions:
       Accounts receivable..................................     7.7       (24.2)
       Prepaid expenses and other assets....................    (2.8)       (6.4)
       Accounts payable and accrued liabilities.............   (20.5)      (16.1)
       Other liabilities....................................    22.1        25.5
                                                              ------     -------
                                                               115.3        66.3
                                                              ------     -------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (49.2)      (57.0)
  Proceeds from sale of equipment...........................     6.5         1.3
  Cash used in business acquisitions, net of cash
     acquired...............................................   (48.1)     (456.1)
  Cash proceeds from business dispositions..................      .8        23.6
  Amounts due former owners.................................   (20.4)       (2.3)
  Other.....................................................     1.4         (.9)
                                                              ------     -------
                                                              (109.0)     (491.4)
                                                              ------     -------
CASH USED IN FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt............      --         1.3
  Payments of notes payable and long-term debt..............    (2.4)      (15.5)
  Net payments on revolving credit facility.................   (17.0)     (102.0)
                                                              ------     -------
                                                               (19.4)     (116.2)
                                                              ------     -------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (13.1)     (541.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    13.1       556.6
                                                              ------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   --     $  15.3
                                                              ======     =======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

     Republic Services, Inc. (together with its subsidiaries, the "Company") is a leading provider of non-hazardous solid waste collection and disposal services in the United States.

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Form 10-K as of and for the year ended December 31, 1999. Certain amounts in the 1999 Unaudited Condensed Consolidated Financial Statements, as previously reported, have been reclassified to conform to the fiscal 2000 presentation.

     The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

     In May 1999, the Company completed a secondary offering, in which AutoNation, Inc. (together with its subsidiaries, "AutoNation") sold substantially all of the Common Stock it owned in the Company. The historical Unaudited Condensed Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect the accounts of the Company as a subsidiary of AutoNation, subject to charges under the Services Agreement as described in Note 11, Related Party Transactions. Such information does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

     Other charges were $4.0 million for the three months ended March 31, 1999, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expenses related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options) and $2.0 million of additional charges directly related to the separation.

     The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

2. BUSINESS COMBINATIONS

     The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

                            REPUBLIC SERVICES, INC.

     In September 1998, the Company entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets acquired included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, as well as disposal agreements at various Waste Management facilities. By June 1999, the Company had completed the purchases of the assets for approximately $479.6 million in cash plus properties, $251.1 million of which were acquired during the three months ended March 31, 1999.

     In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the three months ended March 31, 1999. The aggregate purchase price paid by the Company in these transactions was $189.9 million in cash.

     In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire certain solid waste assets for a purchase price of $71.0 million in cash. The assets to be acquired under the amended agreement include one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. By March 31, 2000, the Company had completed the purchase of certain assets for approximately $57.8 million in cash, $38.1 million of which were acquired during the three months ended March 31, 2000. In addition, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the three months ended March 31, 2000 the Company and Allied closed on a portion of these assets. All of these transactions will be accounted for under the purchase method of accounting. The portion of these transactions that were not closed by March 31, 2000 are subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

     In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the three months ended March 31, 2000. The aggregate purchase price paid by the Company in these transactions was $10.0 million in cash.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Property and equipment......................................  $ 51.4    $320.1
Cost in excess of net assets acquired.......................    56.6     206.1
Other assets................................................     (.5)      2.2
Working capital deficit.....................................   (41.8)    (44.8)
Debt assumed................................................    (4.0)     (1.7)
Other liabilities...........................................   (13.6)    (25.8)
                                                              ------    ------
  Cash used in acquisitions, net of cash acquired...........  $ 48.1    $456.1
                                                              ======    ======

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the three months ended March 31, 2000 accounted for under the purchase method of accounting had occurred as of the beginning of each three month period presented are as follows:

                            REPUBLIC SERVICES, INC.

                                                                2000        1999
                                                              --------    --------
Revenue.....................................................  $  507.4    $  423.0
Net income..................................................  $   50.1    $   44.0
Basic and diluted earnings per share........................  $    .29    $    .25
Weighted average common and common equivalent shares
  outstanding...............................................     175.5       175.4

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

TOTAL AVAILABLE DISPOSAL CAPACITY

     As of March 31, 2000, the Company owned or operated 55 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

     Costs related to acquiring land, excluding the estimated residual value of unpermitted land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method. Environmental structures, which include leachate and methane collection systems, and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

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

CLOSURE AND POST-CLOSURE COSTS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $5.1 million and $3.3 million during the three months ended March 31, 2000 and 1999, respectively.

                            REPUBLIC SERVICES, INC.

     A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of March 31, 2000, assuming that all available landfill capacity is used, the Company expects to expense approximately $546.8 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

     In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2000 and 1999.

4. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Unaudited Condensed Consolidated Statements of Operations.

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

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 3, Landfill and Accrued Environmental Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $.7 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively.

                            REPUBLIC SERVICES, INC.

     A summary of property and equipment is as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Other land..................................................  $   85.6       $   82.8
Non-depletable landfill land................................      46.4           46.4
Landfill development costs..................................     854.4          827.6
Vehicles and equipment......................................     974.1          961.3
Buildings and improvements..................................     193.9          187.5
Construction-in-progress-landfill...........................      32.5           44.3
Construction-in-progress-other..............................      36.5           24.4
                                                              --------       --------
                                                               2,223.4        2,174.3
                                                              --------       --------
Less: Accumulated depreciation, depletion and amortization--
  Landfill development costs................................    (142.6)        (135.1)
  Vehicles and equipment....................................    (407.2)        (399.9)
  Building and improvements.................................     (34.2)         (33.8)
                                                              --------       --------
                                                                (584.0)        (568.8)
                                                              --------       --------
Property and equipment, net.................................  $1,639.4       $1,605.5
                                                              ========       ========

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the assets.

5. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $106.6 million and $100.4 million at March 31, 2000 and December 31, 1999, respectively.

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

                            REPUBLIC SERVICES, INC.

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
$225.0 million unsecured notes, net of unamortized discount
  of $1.0 million; interest payable semi-annually in May and
  November at 6 5/8 principal due at maturity in 2004.......  $  224.0      $  224.0
$375.0 million unsecured notes, net of unamortized discount
  of $.5 million; interest payable semi-annually in May and
  November at 7 1/8%; principal due at maturity in 2009.....     374.5         374.5
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR-based rates; $500.0 million matures
  July 2000 and $500.0 million matures 2003.................     520.0         552.0
Bonds payable under loan agreements with the California
  Pollution Control Financing Authority; interest at
  prevailing market rates...................................      46.0          42.0
Other notes; unsecured and secured by real property,
  equipment and other assets................................      29.4          16.8
                                                              --------      --------
                                                               1,193.9       1,209.3
Less: current portion.......................................     (39.3)        (57.2)
                                                              --------      --------
                                                              $1,154.6      $1,152.1
                                                              ========      ========

     Interest expense paid was $11.6 million (net of $.7 million of capitalized interest) and $10.7 million (net of $1.7 million of capitalized interest) for the three months ended March 31, 2000 and 1999, respectively.

7. INCOME TAXES

     Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $4.0 million for the three months ended March 31, 2000.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. The Company has reserved 20.0 million shares of Common Stock for issuance pursuant to options granted under the Stock Incentive Plan.

     Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.0 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis ("Replacement Options"). The Replacement Options retained the vesting and exercise rights of the original options. The exercise prices for individual replacement options were established to maintain the unrealized gain or loss on

                            REPUBLIC SERVICES, INC.

each option for AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant was approximately $2.0 million, and has been included in selling, general and administrative expenses in the Company's Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 1999.

     A summary of stock option transactions for the three months ended March 31, 2000 is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                              ------    ----------------
Options outstanding at beginning of year....................   15.0          $16.57
Granted, other..............................................     .1           12.98
Exercised...................................................     --              --
Cancelled...................................................    (.1)          16.24
                                                               ----          ------
Options outstanding at March 31, 2000.......................   15.0          $16.56
                                                               ====          ======
Options exercisable at March 31, 2000.......................    7.3          $17.49
                                                               ====          ======

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

     Earnings per share for the three months ended March 31 is calculated as follows (in thousands, except per share data):

                                                                2000       1999
                                                              --------   --------
Numerator:
  Net income................................................  $ 50,200   $ 43,400
                                                              --------   --------
Denominator:
  Denominator for basic earnings per share..................   175,482    175,412
  Effect of dilutive securities -- Options to purchase
     common stock...........................................        11         26
                                                              --------   --------
     Denominator for diluted earnings per share.............   175,493    175,438
                                                              --------   --------
     Basic and diluted earnings per share...................  $    .29   $    .25
                                                              ========   ========
Antidilutive securities not included in the diluted earnings per share calculation:
     Options to purchase common stock.......................    14,813     11,999
     Weighted average exercise price........................  $  16.60   $  18.65

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

                            REPUBLIC SERVICES, INC.

resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly periods in which they are resolved.

     In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. On December 29, 1999 the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, result of operations or cash flows in one or more future periods.

LEASE COMMITMENTS

     During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. At March 31, 2000, $43.9 million was outstanding under the lease facility. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years.

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

     The Company's liabilities for unpaid and incurred but not reported claims at March 31, 2000 was $39.3 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At March 31, 2000, surety bonds and letters of credit totaling $611.9 million were outstanding and will expire on various dates through 2007.

     The Company's business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company

                            REPUBLIC SERVICES, INC.

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

11. RELATED PARTY TRANSACTIONS

     In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation agreed to provide to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month, subject to review and adjustment from time to time as the Company reduced the amount of services it obtained from AutoNation. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to approximately $.9 million per month. The Company believes that the fees for services provided under the Services Agreement were no less favorable to the Company than could have been obtained internally or from unaffiliated third parties.

     Charges under the Services Agreement during the three months ended March 31, 1999 were approximately $2.7 million and are included in selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K as of and for the year ended December 31, 1999.

     The accompanying historical Unaudited Condensed Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect our accounts as a subsidiary of AutoNation subject to charges under the Services Agreement as described in Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements. The historical consolidated financial information contained in this Form 10-Q does not necessarily reflect our financial position or results of operations as a separate, stand-alone entity.

OUR BUSINESS

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 146 collection companies in 22 states. We also own or operate 81 transfer stations and 55 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling and composting operations.

     The following table reflects our total revenue by source for the three months ended March 31, 2000 and 1999 (in millions):

                                                       2000                 1999
                                                  ---------------      ---------------
Collection:
  Residential...................................  $100.7     20.1%     $ 83.4     20.5%
  Commercial....................................   150.1     29.9       125.3     30.7
  Industrial....................................   114.8     22.9        89.6     22.0
  Other.........................................    15.4      3.1        11.0      2.7
                                                  ------    -----      ------    -----
          Total collection......................   381.0     76.0       309.3     75.9
Transfer and disposal...........................   133.7                 90.3
Less: Intercompany..............................   (49.6)               (27.5)
                                                  ------               ------
  Transfer and disposal, net....................    84.1     16.8        62.8     15.4
Other...........................................    36.4      7.2        35.5      8.7
                                                  ------    -----      ------    -----
          Total revenue.........................  $501.5    100.0%     $407.6    100.0%
                                                  ======    =====      ======    =====

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection operations to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the periods presented.

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended March 31, 2000, approximately 49% of the total volume of waste we collected was disposed of at our landfills.

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

BUSINESS COMBINATIONS

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for using the purchase method of accounting and are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

     In September 1998, we entered into a definitive agreement with Waste Management, Inc. to acquire certain assets. The assets acquired included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. By June 1999, we had completed the purchases of the assets for approximately $479.6 million in cash plus properties, $251.1 million of which were acquired during the three months ended March 31, 1999.

     In addition to the acquisitions from Waste Management, we also acquired various other solid waste businesses during the three months ended March 31, 1999. The aggregate purchase price paid by us in these transactions was $189.9 million in cash.

     In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for us to acquire certain solid waste assets for a purchase price of $71.0 million in cash. The assets to be acquired under the amended agreement include one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. By March 31, 2000, we had completed the purchase of certain assets for approximately $57.8 million in cash, $38.1 million of which were acquired during the three months ended March 31, 2000. In addition, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the three months ended March 31, 2000, we and Allied closed on a portion of these assets. All of these transactions will be accounted for under the purchase method of accounting. The portion of these transactions that were not closed by March 31, 2000, are subject to approval by various state and federal agencies as well as satisfaction of customary closing conditions.

     In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the three months ended March 31, 2000. The aggregate purchase price paid by us in these transactions was $10.0 million in cash.

     See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income was $50.2 million for the three months ended March 31, 2000, or $.29 per share, as compared to $43.4 million, or $.25 per share, for the three months ended March 31, 1999.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31:

                                                          THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------
                                                             2000              1999
                                                        ---------------   ---------------
Revenue...............................................  $ 501.5   100.0%  $ 407.6   100.0%
Expenses:
  Cost of operations..................................    306.1    61.0     248.8    61.0
  Depreciation, amortization and depletion of property
     and equipment....................................     36.9     7.4      26.3     6.5
  Amortization of intangible assets...................      9.4     1.9       7.1     1.7
  Selling, general and administrative expenses........     47.4     9.4      42.0    10.3
  Other charges.......................................       --      --       4.0     1.0
                                                        -------   -----   -------   -----
Operating income......................................  $ 101.7    20.3%  $  79.4    19.5%
                                                        =======   =====   =======   =====

     Revenue was $501.5 million and $407.6 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 23.1%. The following table reflects the components of our revenue growth for the three months ended March 31, 2000 and 1999:

                                                              2000   1999
                                                              ----   ----
Price.......................................................   2.6%   2.2%
Volume......................................................   5.8    5.9
                                                              ----   ----
          Total internal growth.............................   8.4    8.1
Acquisitions................................................  14.7   26.8
                                                              ----   ----
          Total revenue growth..............................  23.1%  34.9%
                                                              ====   ====

     The increase in revenue for the three months ended March 31, 2000 versus the comparable 1999 period is due primarily to an increase in collection and transfer and disposal operations.

     Cost of operations was $306.1 million for the three months ended March 31, 2000 versus $248.8 million for the comparable 1999 period. The increase in aggregate dollars is primarily due to acquisitions. Cost of operations as a percentage of revenue was 61.0% for the three months ended March 31, 2000 and 1999.

     Expenses for depreciation, amortization and depletion of property and equipment were $36.9 million for the three months ended March 31, 2000 versus $26.3 million for the comparable 1999 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.4% for the three months ended March 31, 2000 versus 6.5% for the comparable 1999 period. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions and capital expenditures.

     Expenses for amortization of intangible assets were $9.4 million for the three months ended March 31, 2000 versus $7.1 million for the comparable 1999 period. Amortization of intangible assets as a percentage of revenue was 1.9% for the three months ended March 31, 2000 versus 1.7% for the comparable 1999 period. The increase in aggregate dollars and as a percentage of revenue is primarily due to acquisitions accounted for using the purchase method of accounting.

     Selling, general and administrative expenses were $47.4 million for the three months ended March 31, 2000 versus $42.0 million for the comparable 1999 period. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 9.4% for the three months ended March 31, 2000 versus 10.3% for the comparable 1999 period. The decrease in such expenses as a percentage of revenue is primarily due to leveraging the existing overhead structure over an expanding revenue base.

     Included in selling, general and administrative expenses are fees paid to AutoNation under the Service Agreement of $2.7 million for the three months ended March 31, 1999. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

     Other charges were $4.0 million for the three months ended March 31, 1999. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of our Common Stock at the date of grant (see Note 8, Stock Options, of the Notes to Unaudited Condensed Consolidated Financial Statements) and approximately $2.0 million of additional charges directly related to the separation.

INTEREST EXPENSE

     Interest expense was $20.4 million for the three months ended March 31, 2000 versus $11.3 million for the comparable 1999 period. Interest expense for the three months ended March 31, 2000 is primarily due to borrowings under our unsecured notes and revolving credit facility. Proceeds from the sale of the unsecured notes were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund acquisitions and capital expenditures.

     Capitalized interest was $.7 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income, net of other expense, was $.3 million and $2.5 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in interest income for the three months ended March 31, 2000 versus the comparable period in 1999 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

     The provision for income taxes was $31.4 million and $27.2 million for the three months ended March 31, 2000 and 1999, respectively. The effective income tax rate was 38.5% for the three months ended March 31, 2000 and 1999. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2000:

                                                                       LANDFILLS
                                        BALANCE AS OF      NEW       ACQUIRED, NET                         BALANCE AS OF
                                        DECEMBER 31,    EXPANSIONS         OF         PERMITS   AIRSPACE     MARCH 31,
                                            1999        UNDERTAKEN    DIVESTITURES    GRANTED   CONSUMED       2000
                                        -------------   ----------   --------------   -------   --------   -------------
Permitted airspace:
  Cubic yards (in millions)...........     1,304.1           --           11.6          2.3       (7.4)       1,310.6
  Number of sites.....................          55           --             --           --         --             55
Expansion airspace:
  Cubic yards (in millions)...........       369.7         18.4          (27.1)        (2.3)        --          358.7
  Number of sites.....................          20            1             (1)          --         --             20
                                           -------        -----          -----         ----       ----        -------
Total available airspace:
  Cubic yards (in millions)...........     1,673.8         18.4          (15.5)          --       (7.4)       1,669.3
                                           =======        =====          =====         ====       ====        =======
  Number of sites.....................          55                                                                 55
                                           =======                                                            =======

     As of March 31, 2000, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of March 31, 2000, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2000, 20 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 34 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 37 years.

     As of March 31, 2000, four of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of March 31, 2000, seven of our 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining nine landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

  Closure and Post-Closure Costs

     During the three months ended March 31, 2000, we consumed approximately 7.4 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $5.1 million, or $.69 per cubic yard. As of March 31, 2000, accrued closure and post-closure costs were $163.8 million. The current portion of these costs of $22.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $141.3 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of March 31, 2000, assuming that all available landfill capacity is used, we expect to expense approximately $546.8 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower. Thus, if we discounted such costs, assuming closure and post-closure payments were made ratably over the life of the landfill and the post-closure period, respectively, and assuming the costs in current dollars are inflated by 2% until the expected time of payment and then discounted to present value at 6%, closure and post-closure expense would be reduced to $2.8 million, or $.38 per cubic yard, for the three months ended March 31, 2000, a reduction of $2.3 million, or $.31 per cubic yard, from recorded expense. In addition, if we discounted such costs, the present value of the expected future expense related to closure and post-closure assuming all available landfill capacity is used would decrease to $236.3 million.

  Investment in Landfills

     The following table reflects changes in our investments in landfills for the three months ended March 31, 2000 and the future expected investment as of March 31, 2000 (in millions):

                                                             LANDFILLS
                                BALANCE AS OF                ACQUIRED,      TRANSFERS    ADDITIONS    BALANCE AS OF    EXPECTED
                                DECEMBER 31,     CAPITAL       NET OF          AND       CHARGED TO     MARCH 31,       FUTURE
                                    1999        ADDITIONS   DIVESTITURES   ADJUSTMENTS    EXPENSE         2000        INVESTMENT
                                -------------   ---------   ------------   -----------   ----------   -------------   ----------
Non-depletable landfill
  land........................     $ 46.4         $  --        $   --        $   --        $   --        $  46.4       $     --
Landfill development costs....      827.6           2.2           7.4          17.2            --          854.4        1,036.4
Construction in
  progress -- landfill........       44.3           8.0            --         (19.8)           --           32.5             --
Accumulated depletion and
  amortization................     (135.1)           --           6.7            --         (14.2)        (142.6)            --
                                   ------         -----        ------        ------        ------        -------       --------
Net investment in landfill
  land and development
  costs.......................     $783.2         $10.2        $ 14.1        $ (2.6)       $(14.2)       $ 790.7       $1,036.4
                                   ======         =====        ======        ======        ======        =======       ========


                                  TOTAL
                                 EXPECTED
                                INVESTMENT
                                ----------
Non-depletable landfill
  land........................   $   46.4
Landfill development costs....    1,890.8
Construction in
  progress -- landfill........       32.5
Accumulated depletion and
  amortization................     (142.6)
                                 --------
Net investment in landfill
  land and development
  costs.......................   $1,827.1
                                 ========

     As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $736.8 million, or approximately $.44 per cubic yard.

     As of March 31, 2000, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $744.3 million, or $.45 per cubic yard. During the three months ended March 31, 2000, our depletion and amortization expense relating to landfills was $14.2 million, or $1.92 per cubic yard.

     As of March 31, 2000, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.8 billion, or $1.07 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 1999, 1998 and 1997.

FINANCIAL CONDITION

     At March 31, 2000, we had no unrestricted cash.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility had an original term of 364 days and the remaining $500.0 million expires in July 2003. In July 1999, we extended the short-term portion of the credit facility for an additional one year term expiring in July 2000. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of March 31, 2000, we had approximately $462.0 million of availability under the short-term portion of the credit facility.

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

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. As of March 31, 2000, $43.9 million was outstanding under this facility.

     We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2000 to July 2001. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under terms as favorable as our existing facilities and notes, or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

     The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the three months ended March 31, 2000 (in millions):

                                                ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                              DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                              -----------------   ------------   --------------   --------------
Balance, December 31, 1999..................        $14.2            $152.3          $38.4            $ 47.0
Additions charged to expense................          2.5               5.1           21.1                --
Additions due to acquisitions, net..........           .3               9.5             --               3.0
Usage.......................................         (3.3)             (3.1)         (20.2)            (20.4)
                                                    -----            ------          -----            ------
Balance, March 31, 2000.....................         13.7             163.8           39.3              29.6
Current portion.............................         13.7              22.5           22.6              29.6
                                                    -----            ------          -----            ------
Long-term portion...........................        $  --            $141.3          $16.7            $   --
                                                    =====            ======          =====            ======

     Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

     As of March 31, 2000, accounts receivable were $244.5 million, net of allowance for doubtful accounts of $13.7 million, resulting in days sales outstanding of 44, or 33 days net of deferred revenue.

  Property, Plant and Equipment

     The following tables reflect the activity in our property, plant and equipment accounts for the three months ended March 31, 2000 (in millions):

                                                                GROSS PROPERTY, PLANT AND EQUIPMENT
                                      ---------------------------------------------------------------------------------------
                                      BALANCE AS OF                             ACQUISITIONS,                   BALANCE AS OF
                                      DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     MARCH 31,
                                          1999        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS        2000
                                      -------------   ---------   -----------   -------------   -------------   -------------
Other land..........................    $   82.8       $   .1       $   --         $  1.8          $   .9         $   85.6
Non-depletable landfill land........        46.4           --           --             --              --             46.4
Landfill development costs..........       827.6          2.2           --            7.4            17.2            854.4
Vehicles and equipment..............       961.3         21.1        (10.2)           2.9            (1.0)           974.1
Buildings and improvements..........       187.5          3.3          (.1)          (1.2)            4.4            193.9
Construction in
  progress -- landfill..............        44.3          8.0           --             --           (19.8)            32.5
Construction in progress -- other...        24.4         14.5           --            (.1)           (2.3)            36.5
                                        --------       ------       ------         ------          ------         --------
         Total......................    $2,174.3       $ 49.2       $(10.3)        $ 10.8          $  (.6)        $2,223.4
                                        ========       ======       ======         ======          ======         ========

                                                       ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                      --------------------------------------------------------------------------------------
                                                      ADDITIONS
                                      BALANCE AS OF    CHARGED                                                 BALANCE AS OF
                                      DECEMBER 31,       TO                                    TRANSFERS AND     MARCH 31,
                                          1999         EXPENSE    RETIREMENTS   DIVESTITURES    ADJUSTMENTS        2000
                                      -------------   ---------   -----------   ------------   -------------   -------------
Landfill development costs..........    $ (135.1)      $(14.2)      $   --         $  6.6         $   .1         $ (142.6)
Vehicles and equipment..............      (399.9)       (21.2)         4.8            8.4             .7           (407.2)
Buildings and improvements..........       (33.8)        (1.5)          --            1.2            (.1)           (34.2)
                                        --------       ------       ------         ------         ------         --------
         Total......................    $ (568.8)      $(36.9)      $  4.8         $ 16.2         $   .7         $ (584.0)
                                        ========       ======       ======         ======         ======         ========

     The tables above exclude $43.9 million of operating equipment consisting primarily of revenue producing vehicles that were subject to our operating lease facility as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the three months ended March 31, 2000 and 1999 are discussed below.

     Cash Flow from Operating Activities. Cash provided by operating activities was $115.3 million and $66.3 million for the three months ended March 31, 2000 and 1999, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business.

     Cash Flows from Investing Activities. Cash flows from investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $48.1 million and $456.1 million during the three months ended March 31, 2000 and 1999, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing. We expect to use primarily cash for future business acquisitions.

     Cash Flows from Financing Activities. Cash flows from financing activities for the three months ended March 31, 2000 and 1999 included net repayments of commercial bank debt. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. Proceeds from the notes were used to repay our revolving credit facility. In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At March 31, 2000, $43.9 million was outstanding under this facility.

     We used proceeds from bank facilities and unsecured notes to fund acquisitions and capital additions, and repay debt.

SEASONALITY

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 beginning January 1, 2001. We do not expect the adopting of this standard to have a material impact on our consolidated financial position or results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995 which include, among other things, the discussions of our growth and operating strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to obtain financing on acceptable terms to finance our operations and growth strategy and of our company to operate within the limitations imposed by financing arrangements; our dependence on key personnel; general economic conditions; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in this section and other factors contained in our filings with the Securities and Exchange Commission. We assume no duty to update the forward looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt.

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

     In September 1999, several lawsuits were filed by certain shareholders against us and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of our common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding our growth and the assets we acquired from Waste Management. On December 29, 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. We believe the allegations contained in the consolidated complaint are without merit and we will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on our financial position, results of operations or cash flow in one or more future periods.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    27.1 Financial Data Schedule for the Three Months Ended March 31, 2000 (for SEC use only).

     (b) Reports on Form 8-K:

         Form 8-K, filed and dated April 25, 2000 including a press release announcing the Company's operating results for the three months ended March 31, 2000.

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

                                          By:    /s/ CHARLES F. SERIANNI
                                            ------------------------------------
                                            Charles F. Serianni
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

Date: May 11, 2000