Form 10-Q
period 2000-06-30
REPUBLIC SERVICES INC
filed 2000-08-10
CIK 1060391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On August 8, 2000 the registrant had outstanding 175,424,700 shares of Common Stock, par value $.01 per share.


================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                                    Page
                                                                                    ----

ITEM 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of  June 30, 2000
                  (Unaudited) and December 31, 1999...........................        3

                Unaudited Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months Ended June 30,
                  2000 and 1999...............................................        4

                Unaudited Condensed Consolidated Statement of Stockholders'
                  Equity for the Six Months Ended June 30, 2000...............        5

                Unaudited Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2000 and 1999.............        6

                Notes to Unaudited Condensed Consolidated Financial
                  Statements..................................................        7

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       17

ITEM 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................       25

                           PART II. OTHER INFORMATION

ITEM 1.         Legal Proceedings.............................................       25

ITEM 4.         Submission of Matters to a Vote of Security Holders...........       26

ITEM 6.         Exhibits and Reports on Form 8-K..............................       26



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                     June 30,      December 31,
                                                                       2000           1999
                                                                    ----------     ------------
                                                                    (Unaudited)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................        $     --        $     13.1
  Restricted cash ..........................................              23.4            10.3
  Accounts receivable, less allowance for doubtful accounts
    of $13.8 and $14.2, respectively........................             246.8           250.9
  Prepaid expenses and other current assets ................              69.3            57.7
                                                                    ----------      ----------
            Total Current Assets ...........................             339.5           332.0
PROPERTY AND EQUIPMENT, NET ................................           1,608.8         1,605.5
INTANGIBLE ASSETS, NET .....................................           1,376.9         1,297.3
OTHER ASSETS ...............................................              50.4            53.5
                                                                    ----------      ----------
                                                                    $  3,375.6      $  3,288.3
                                                                    ==========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .........................................        $     64.9      $     76.1
  Accrued liabilities ......................................              88.9            88.3
  Amounts due to former owners .............................              24.3            47.0
  Deferred revenue .........................................              68.4            64.1
  Notes payable and current maturities of long-term debt ...              53.8            57.2
  Other current liabilities ................................              66.5            52.6
                                                                    ----------      ----------
            Total Current Liabilities ......................             366.8           385.3
                                                                    ----------      ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..................           1,103.0         1,152.1
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS ...................             148.3           129.8
DEFERRED INCOME TAXES ......................................             118.5            94.4
OTHER LIABILITIES ..........................................              25.4            24.0
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
    shares authorized; none issued .........................              --              --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 175,597,280 and 175,481,842 issued and
    outstanding, respectively ..............................               1.8             1.8
  Additional paid-in capital ...............................           1,207.8         1,206.3
  Retained earnings ........................................             404.0           294.6
                                                                    ----------      ----------
            Total Stockholders' Equity .....................           1,613.6         1,502.7
                                                                    ----------      ----------
                                                                    $  3,375.6      $  3,288.3
                                                                    ==========      ==========


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                     -------------------    -------------------
                                                      2000        1999       2000        1999
                                                     -------     -------    -------     -------
REVENUE........................................      $ 533.5     $ 463.8   $1,035.0     $ 871.4
EXPENSES:
  Cost of operations...........................        320.5       278.3      626.6       527.1
  Depreciation, amortization and depletion.....         49.2        39.6       95.5        73.0
  Selling, general and administrative..........         47.9        43.3       95.3        89.3
                                                     -------     -------    -------     -------
OPERATING INCOME...............................        115.9       102.6      217.6       182.0
INTEREST EXPENSE...............................        (20.2)      (14.4)     (40.6)      (25.7)
INTEREST INCOME................................           .3          .4         .4         3.0
OTHER INCOME (EXPENSE), NET....................           .2          --         .4         (.1)
                                                     -------     ------------------     -------
INCOME BEFORE INCOME TAXES.....................         96.2        88.6      177.8       159.2
PROVISION FOR INCOME TAXES.....................         37.0        34.1       68.4        61.3
                                                     -------     -------    -------     -------
NET INCOME.....................................      $  59.2     $  54.5    $ 109.4     $  97.9
                                                     =======     =======    =======     =======
BASIC AND DILUTED EARNINGS PER SHARE...........      $   .34     $   .31    $   .62     $   .56
                                                     =======     =======    =======     =======
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING..................        175.9       176.5      175.9       176.0
                                                     =======     =======    =======     =======


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                                                           Additional
                                                                               Common        Paid-In        Retained
                                                                                Stock        Capital        Earnings
                                                                               -------     -----------      ---------
BALANCE AT DECEMBER 31, 1999...............................................    $  1.8      $   1,206.3       $ 294.6
 Net income...............................................................         --               --         109.4
 Issuance of common stock..................................................        --              1.5            --
                                                                               ------      -----------       -------
BALANCE AT JUNE 30, 2000...................................................    $  1.8      $   1,207.8       $ 404.0
                                                                               ======      ===========       =======



         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                         Six Months Ended
                                                                             June 30,
                                                                     -------------------------
                                                                       2000            1999
                                                                     --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................          $  109.4         $   97.9
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
      and equipment .......................................              76.1             58.3
     Amortization of intangible assets ....................              19.4             14.7
     Deferred tax provision ...............................              22.1             16.0
     Provision for doubtful accounts ......................               5.3              3.2
     Other non-cash charges ...............................               1.0              2.0
     Changes in assets and liabilities, net of effects from
      business acquisitions:
       Accounts receivable ................................              (6.7)           (45.0)
       Prepaid expenses and other assets ..................              (2.4)            (2.6)
       Accounts payable and accrued liabilities ...........             (12.2)           (15.6)
       Other liabilities ..................................              15.2             11.4
                                                                     --------         --------
                                                                        227.2            140.3
                                                                     --------         --------

CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................             (97.8)          (138.4)
  Proceeds from sale of equipment .........................               9.1              2.5
  Cash used in business acquisitions, net of cash
   acquired ...............................................             (84.4)          (629.4)
  Cash proceeds from business dispositions ................              29.5             33.4
  Amounts due former owners ...............................             (27.1)            (5.4)
  Other ...................................................             (13.1)            (1.3)
                                                                     --------         --------
                                                                       (183.8)          (738.6)
                                                                     --------         --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ..........              19.5             21.5
  Payments of notes payable and long-term debt ............              (4.4)           (17.3)
  Net payments on revolving credit facility ...............             (72.0)          (516.0)
  Proceeds from issuance of public notes, net of discount .                --            598.4
  Issuance of common stock ................................                .4               --
                                                                     --------         --------
                                                                        (56.5)            86.6
                                                                     --------         --------
DECREASE IN CASH AND CASH EQUIVALENTS .....................             (13.1)          (511.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........              13.1            556.6
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................          $     --         $   44.9
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

    Other charges of $4.0 million for the six months ended June 30, 1999 are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's Common Stock at the date of grant (see Note 8, Stock Options) and $2.0 million of additional charges directly related to the separation.

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

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the six months ended June 30, 1999. The aggregate purchase price paid by the Company in these transactions was $339.4 million in cash.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations for a reduced purchase price. By June 30, 2000, the Company had completed the purchase of these assets for approximately $68.0 million in cash, $48.3 million of which were acquired during the six months ended June 30, 2000. In addition, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the six months ended June 30, 2000, the Company and Allied closed on a majority of these assets. Proceeds from the cash portion of the exchange of assets were $26.1 million. The remaining portion of these transactions were closed in July 2000. All of these transactions will be accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the six months ended June 30, 2000. The aggregate purchase price paid by the Company in these transactions was $36.1 million in cash.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                           Six Months
                                                          Ended June 30,
                                                    -------------------------
                                                     2000              1999
                                                    -------          --------
Property and equipment....................          $  84.4          $  404.9
Cost in excess of net assets acquired.....            178.2             302.8
Other assets..............................               --               2.2
Working capital deficit...................           (157.8)            (56.2)
Debt assumed..............................             (4.2)             (1.8)
Other liabilities.........................            (16.2)            (22.5)
                                                    -------         ---------
  Cash used in acquisitions, net of cash acquired   $  84.4         $   629.4
                                                    =======         =========

    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the six months ended June 30, 2000 accounted for under the purchase method of accounting had occurred as of the beginning of each six month period presented are as follows:


                                                                        2000           1999
                                                                      --------        ------
         Revenue.............................................         $1,069.5        $936.7
         Net income..........................................         $  108.5        $101.9
         Basic and diluted earnings per share................         $    .62        $  .58
         Weighted average common and common equivalent shares
          outstanding........................................            175.6         176.0


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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of June 30, 2000, the Company owned or operated 53 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $10.7 million and $8.1 million during the six months ended June 30, 2000 and 1999, respectively.

    A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of June 30, 2000, assuming that all available landfill capacity is used, the Company expects to expense approximately $545.3 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2000 and 1999.

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

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $1.5 million and $3.0 million for the six months ended June 30, 2000 and 1999, respectively.

    A summary of property and equipment is as follows:


                                                              June 30,         December 31,
                                                                2000              1999
                                                              --------         ------------
         Other land.......................................    $   82.6           $   82.8
         Non-depletable landfill land.....................        47.2               46.4
         Landfill development costs.......................       839.9              827.6
         Vehicles and equipment...........................       951.4              961.3
         Buildings and improvements.......................       192.0              187.5
         Construction-in-progress-landfill................        45.2               44.3
         Construction-in-progress-other...................        40.2               24.4
                                                              --------           --------
                                                               2,198.5            2,174.3
                                                              --------           --------

         Less: Accumulated depreciation, depletion and
           amortization -
           Landfill development costs.....................      (154.1)            (135.1)
           Vehicles and equipment.........................      (400.6)            (399.9)
           Building and improvements......................       (35.0)             (33.8)
                                                              --------           --------
                                                                (589.7)            (568.8)
                                                              --------           --------
         Property and equipment, net......................    $ 1,608.8          $ 1,605.5
                                                              =========          =========

    The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $111.0 million and $100.4 million at June 30, 2000 and December 31, 1999, respectively.

    The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                  June 30,         December 31,
                                                                                    2000              1999
                                                                                 ----------        ------------
      $225.0 million unsecured notes, net of unamortized discount of $.8 million and $1.0 million, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due
        at maturity in 2004................................................      $    224.2         $    224.0
      $375.0 million unsecured notes, net of unamortized discount of $.5 million; interest payable semi-annually in May and
        November at 7 1/8%; principal due at maturity in 2009.............            374.5              374.5
      $1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; $500.0 million matures
        July 2001 and $500.0 million matures 2003.........................            430.0              552.0
      Tax exempt bonds; interest at prevailing market rates...............             61.8               42.0
      Other debt; unsecured and secured by real property,
        equipment and other assets........................................             66.3               16.8
                                                                                 ----------         ----------
                                                                                    1,156.8            1,209.3
                                                                                 ----------         ----------
      Less: current portion ..............................................            (53.8)             (57.2)
                                                                                 ----------         ----------
                                                                                 $  1,103.0         $  1,152.1
                                                                                 ==========         ==========



    Interest expense paid was $43.6 million (net of $1.5 million of capitalized interest) and $21.9 million (net of $3.0 million of capitalized interest) for the six months ended June 30, 2000 and 1999, respectively.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $17.3 million and $44.6 million for the six months ended June 30, 2000 and 1999, respectively.

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

    Prior to the Company's initial public offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.0 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the Company's Compensation Committee granted replacement options on a one-for-one basis ("Replacement Options"). The Replacement Options retained the vesting and exercise rights of the original options. The exercise prices for individual replacement options were established to maintain the unrealized gain or loss on each option of AutoNation stock that was cancelled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant was approximately $2.0 million, and has been included in selling, general and administrative expenses in the Company's Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 1999.

    A summary of stock option transactions for the six months ended June 30, 2000 is as follows:


                                                                   Weighted-Average
                                                        Shares      Exercise Price
                                                        ------     ----------------
   Options outstanding at beginning of year....          15.0         $ 16.57
   Granted.....................................            .1           12.49
   Cancelled...................................           .(3)          14.41
                                                         ----         -------
   Options outstanding at June 30, 2000........          14.8         $ 16.57
                                                         ====         =======
   Options exercisable at June 30, 2000........           7.6         $ 17.55
                                                         ====         ========

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

    Earnings per share for the three months and six months ended June 30, 2000 and 1999 is calculated as follows (in thousands, except per share data):


                                                                         Three Months                Six Months
                                                                        Ended June 30,             Ended June 30,
                                                                    ----------------------      ----------------------
                                                                      2000          1999          2000          1999
                                                                    --------      --------      --------      --------
        Numerator:
          Net income .........................................      $ 59,200      $ 54,500      $109,400      $ 97,900
                                                                    ========      ========      ========      ========
        Denominator:
          Denominator for basic earnings per share ...........       175,557       175,412       175,520       175,412
          Effect of dilutive securities -- Options to purchase
            common stock......................................           297         1,068           153           547
                                                                    --------      --------      --------      --------
           Denominator for diluted earnings per share ........       175,854       176,480       175,673       175,959
                                                                    ========      ========      ========      ========
           Basic and diluted earnings per share ..............      $    .34      $    .31      $    .62      $    .56
                                                                    ========      ========      ========      ========
        Antidilutive securities not included in the diluted
         earnings per share calculation:
           Options to purchase common stock ..................        11,966           664        13,389         6,332
           Weighted average exercise price ...................      $  17.75      $  24.37      $  17.12      $  18.97


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

    In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. On December 29, 1999 the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. The motion to dismiss has been fully briefed by the parties to the lawsuit and oral argument on the motion to dismiss has not yet been scheduled. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in one or more future periods.

LEASE COMMITMENTS

    During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. At June 30, 2000, $64.2 million was outstanding under the lease facility, of which $20.3 million and $7.7 million was added during the three months ended June 30 and March 31, 2000, respectively. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years.

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

    The Company's liabilities for unpaid and incurred but not reported claims at June 30, 2000 were $39.1 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At June 30, 2000, surety bonds and letters of credit totaling $671.3 million were outstanding and will expire on various dates through 2007.

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

    Charges under the Services Agreement during the three and six months ended June 30, 1999 were approximately $2.7 million and $5.3 million, respectively, and are included in selling, general and administrative expenses.

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

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 136 collection companies in 22 states. We also own or operate 75 transfer stations and 53 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling and composting operations.

    The following table reflects our total revenue by source for the three and six months ended June 30, 2000 and 1999 (in millions):


                                               Three Months Ended                            Six Months Ended
                                                    June 30,                                      June 30,
                                      --------------------------------------     -------------------------------------------
                                              2000                 1999                  2000                    1999
                                      ----------------    ------------------     ------------------     --------------------
      Collection:
        Residential ..............    $  105.5   19.8%    $  93.5      20.2%     $  206.2     19.9%     $  176.9      20.3%
        Commercial ...............       154.4   29.0       132.5      28.5         304.5     29.5         257.8      29.6
        Industrial ...............       123.5   23.1       107.5      23.2         238.3     23.0         197.1      22.6
        Other ....................        15.6    2.9        11.9       2.6          31.0      3.0          22.9       2.6
                                      --------  -----     -------     -----      --------    ------     --------     -----
                Total collection .       399.0   74.8       345.4      74.5         780.0     75.4         654.7      75.1
      Transfer and disposal ......       155.4              118.4                   289.1                  208.7
      Less: Intercompany .........       (63.6)             (39.8)                 (113.2)                 (67.3)
                                      --------            -------                --------               --------
        Transfer and disposal, net        91.8   17.2        78.6      17.0         175.9     17.0         141.4      16.2
      Other ......................        42.7    8.0        39.8       8.5          79.1      7.6          75.3       8.7
                                      --------  -----     -------     -----      --------    ------     --------     -----
                Total revenue ....    $  533.5  100.0%    $ 463.8     100.0%     $1,035.0    100.0%     $  871.4     100.0%
                                      ========  =====     =======     =====      ========    =====      ========     =====

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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended June 30, 2000, approximately 50% of the total volume of waste we collected was disposed of at our landfills.

    Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to:

    o acquire,
    o construct,
    o close and
    o maintain a site during the post closure period.

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

    In addition to the acquisitions from Waste Management, we also acquired various other solid waste businesses during the six months ended June 30, 1999. The aggregate purchase price paid by us in these transactions was $339.4 million in cash.

    In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for us to acquire one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations for a reduced purchase price. By June 30, 2000, we had completed the purchase of these assets for approximately $68.0 million in cash, $48.3 million of which were acquired during the six months ended June 30, 2000. In addition, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the six months ended June 30, 2000, we and Allied closed on a majority of these assets. Our proceeds from the cash portion of the exchange of assets were $26.1 million. The remaining portion of these transactions were closed in July 2000. All of these transactions will be accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the six months ended June 30, 2000. The aggregate purchase price paid by us in these transactions was $36.1 million in cash.

    See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

                    .
CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $59.2 million for the three months ended June 30, 2000, or $.34 per share, as compared to $54.5 million, or $.31 per share, for the three months ended June 30, 1999. Net income was $109.4 million for the six months ended June 30, 2000, or $.62 per share, as compared to $97.9 million, or $.56 per share, for the six months ended June 30, 1999.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2000 and 1999:

                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                 ---------------------------------   ------------------------------------
                                                        2000             1999              2000               1999
                                                 ---------------   ---------------   -----------------   ----------------
Revenue........................................  $533.5   100.0%   $463.8   100.0%   $1,035.0   100.0%   $ 871.4   100.0%
Expenses:
  Cost of operations...........................   320.5    60.1     278.3    60.0       626.6    60.5      527.1    60.5
  Depreciation, amortization and depletion of
   property and equipment......................    39.2     7.3      32.0     6.9        76.1     7.4       58.3     6.7
  Amortization of intangible assets............    10.0     1.9       7.6     1.6        19.4     1.9       14.7     1.7
  Selling, general and administrative expenses.    47.9     9.0      43.3     9.4        95.3     9.2       85.3     9.8
  Other charges................................      --      --        --      --          --      --        4.0      .4
                                                 -------   ----     ------   -----   --------   -----    -------   -----
Operating income...............................  $ 115.9   21.7%   $102.6    22.1%   $  217.6    21.0%   $ 182.0    20.9%
                                                 =======  =====    ======   =====    ========   =====    =======   =====

    Revenue was $533.5 million and $463.8 million for the three months ended June 30, 2000 and 1999, respectively, an increase of 15.0%. Revenue was $1,035.0 million and $871.4 million for the six months ended June 30, 2000 and 1999, respectively, an increase of 18.8%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2000 and 1999:

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                      ------------------     -----------------
                                       2000        1999       2000        1999
                                      ------      ------     ------      -----
      Price......................       2.5%        2.2%       2.5%        2.2%
      Volume.....................       5.3         6.1        5.6         6.0
                                      -----       -----      -----       -----
         Total internal growth...       7.8         8.3        8.1         8.2
      Acquisitions...............       7.2        28.6       10.7        27.8
                                      -----       -----      -----       -----
         Total revenue growth....      15.0%       36.9%      18.8%       36.0%
                                      =====       =====      =====       =====

    The increases in revenue for the three and six months ended June 30, 2000 versus the comparable 1999 periods are due primarily to increases in collection and transfer and disposal operations.

    Cost of operations was $320.5 million and $626.6 million for the three and six months ended June 30, 2000 versus $278.3 million and $527.1 million for the comparable 1999 periods. The increase in aggregate dollars is primarily due to acquisitions. Cost of operations as a percentage of revenue was 60.1% and 60.5% for the three and six months ended June 30, 2000 versus 60.0% and 60.5% for the comparable 1999 periods. The increase in costs of operation as a percentage of revenue for the three months ended June 30, 2000 versus the comparable period last year is primarily due to increased fuel costs partially offset by various cost reductions.

    Expenses for depreciation, amortization and depletion of property and equipment were $39.2 million and $76.1 million for the three and six months ended June 30, 2000 versus $32.0 million and $58.3 million for the comparable 1999 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.3% and 7.4% for the three and six months ended June 30, 2000 versus 6.9% and 6.7% for the comparable 1999 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $10.0 million and $19.4 million for the three and six months ended June 30, 2000 versus $7.6 million and $14.7 million for the comparable 1999 periods. Amortization of intangible assets as a percentage of revenue was 1.9% for the three and six months ended June 30, 2000 versus 1.6% and 1.7% for the comparable 1999 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions accounted for using the purchase method of accounting.

    Selling, general and administrative expenses were $47.9 million and $95.3 million for the three and six months ended June 30, 2000 versus $43.3 million and $85.3 million for the comparable 1999 periods. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of revenue were 9.0% and 9.2% for the three and six months ended June 30, 2000 versus 9.4% and 9.8% for the comparable 1999 periods. The decrease in such expenses as a percentage of revenue is primarily due to leveraging the existing overhead structure over an expanding revenue base.

    Included in selling, general and administrative expenses are fees paid to AutoNation under the Services Agreement of $2.7 million and $5.3 million for the three and six months ended June 30, 1999. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

INTEREST EXPENSE

    Interest expense was $20.2 million and $40.6 million for the three and six months ended June 30, 2000 versus $14.4 million and $25.7 million for the comparable 1999 periods. Interest expense for the three and six months ended June 30, 2000 relates primarily to borrowings under our unsecured notes and revolving credit facility. Proceeds from the sale of the unsecured notes in 1999 were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund acquisitions and capital expenditures.

    Capitalized interest was $.8 million and $1.5 million for the three and six months ended June 30, 2000 versus $1.3 million and $3.0 million for the comparable 1999 periods.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $.5 million and $.8 million for the three and six months ended June 30, 2000 versus $.4 million and $2.9 million for the comparable prior year periods. The decrease in interest income for the six months ended June 30, 2000 versus the comparable period in 1999 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

    The provision for income taxes was $37.0 million and $68.4 million for the three and six months ended June 30, 2000 versus $34.1 million and $61.3 million for the comparable prior year periods. The effective income tax rate was 38.5% for the three and six months ended June 30, 2000 and 1999. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2000:

                              Balance                     Landfills                                 Balance
                                as of        New          Acquired,                                  as of
                             December 31,  Expansion        Net of        Permits      Airspace     June 30,
                                1999       Undertaken    Divestitures     Granted      Consumed       2000
                             ------------  -----------   ------------     -------      --------     --------
Permitted airspace:
  Cubic yards (in millions)..   1,304.1                       8.9           28.3        (15.6)      1,325.7
  Number of sites............        55                        (2)                                       53
Expansion airspace:
  Cubic yards (in millions)..     369.7        31.4         (27.1)         (28.3)                     345.7
  Number of sites............        20           2            (1)           (1)                         20
                                -------        ----         -----          ----         -----       -------
Total available airspace:
  Cubic yards (in millions)..   1,673.8        31.4         (18.2)           --         (15.6)      1,671.4
                                =======        ====         =====          ====         =====       =======
  Number of sites............        55                        (2)                                       53
                                =======                     =====                                   =======

    As of June 30, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of June 30, 2000, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of June 30, 2000, 20 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 33 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 38 years.

    As of June 30, 2000, 4 of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of June 30, 2000, 6 of our 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining 10 landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

  CLOSURE AND POST-CLOSURE COSTS

    During the six months ended June 30, 2000, we consumed approximately 15.6 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $10.7 million, or $.69 per cubic yard. As of June 30, 2000, accrued closure and post-closure costs were $166.9 million. The current portion of these costs of $18.6 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $148.3 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of June 30, 2000, assuming that all available landfill capacity is used, we expect to expense approximately $545.3 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower. Thus, if we discounted such costs, assuming closure and post-closure payments were made ratably over the life of the landfill and the post-closure period, respectively, and assuming the costs in current dollars are inflated by 2% until the expected time of payment and then discounted to present value at 6%, closure and post-closure expense would be reduced to $5.9 million, or $.38 per cubic yard, for the six months ended June 30, 2000, a reduction of $4.8 million, or $.31 per cubic yard, from recorded expense. In addition, if we discounted such costs, the present value of the expected future expense related to closure and post-closure assuming all available landfill capacity is used would decrease to $237.1 million.

  INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the six months ended June 30, 2000 and the future expected investment as of June 30, 2000 (in millions):

                             Balance
                               as of               Landfills                Additions  Balance
                             December              Acquired,    Transfers    Charged    as of     Expected      Total
                                31,      Capital     Net of       and          to      June 30,    Future      Expected
                               1999     Additions  Divestures  Adjustments   Expense     2000    Investment   Investment
                             ---------  ---------  ----------  -----------  ---------  --------  ----------   -----------
Non-depletable landfill
 land.....................    $  46.4     $  --     $   .7       $   .1      $   --     $  47.2    $     --     $   47.2
Landfill development costs      827.6       4.3      (12.7)        20.7          --       839.9     1,014.0      1,853.9
Construction in
 progress -- landfill.....       44.3      24.4        (.1)       (23.4)         --        45.2          --         45.2
Accumulated depletion and
 amortization.............     (135.1)       --       10.5          .3       (29.7)     (154.0)         --       (154.0)
                              -------     -----     ------       ------      ------     -------    --------     --------
Net investment in landfill
 land and development
 costs.....................   $ 783.2     $28.7     $ (1.6)      $ (2.3)     $(29.7)    $ 778.3    $1,014.0     $1,792.3
                              =======     =====     ======       ======      ======     =======    ========     ========

    As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $736.8 million, or approximately $.44 per cubic yard.

    As of June 30, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $731.1 million, or $.44 per cubic yard. During the six months ended June 30, 2000, our depletion and amortization expense relating to landfills was $29.7 million, or $1.90 per cubic yard.

    As of June 30, 2000, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1,745.1 million, or $1.04 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2000 and 1999, respectively.

FINANCIAL CONDITION

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires July 2001 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of June 30, 2000, we had approximately $498.2 million of availability under the credit facility.

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

    In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2000, $64.2 million was outstanding under this facility.

    We believe that we currently have sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under terms as favorable as our existing facilities and notes, or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the six months ended June 30, 2000 (in millions):

                                      Allowance for     Closure and                        Amounts Due to
                                    Doubtful Accounts   Post-Closure    Self-Insurance     Former Owners
                                    -----------------   -------------   --------------     -------------
Balance, December 31, 1999..........      $ 14.2           $ 152.3         $ 38.4             $ 47.0
Additions charged to expense........         5.3              10.7           45.0                 --
Additions due to acquisitions, net
 of divestitures....................          .5               9.6             --                4.4
Usage...............................        (6.2)             (5.7)         (44.3)             (27.1)
                                          ------           -------         ------             ------
Balance, June 30, 2000..............        13.8             166.9           39.1               24.3
Current portion.....................        13.8              19.7           20.8               24.3
                                          ------           -------         ------             ------
Long-term portion...................      $   --           $ 147.2         $ 18.3             $   --
                                          ======           =======         ======             ======

    Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

    As of June 30, 2000, accounts receivable were $246.8 million, net of allowance for doubtful accounts of $13.8 million, resulting in days sales outstanding of 43, or 32 days net of deferred revenue.

  PROPERTY, PLANT AND EQUIPMENT

    The following tables reflect the activity in our property, plant and equipment accounts for the six months ended June 30, 2000 (in millions):


                                                         Gross Property, Plant and Equipment
                                 ----------------------------------------------------------------------------------------
                                   Balance                                     Landfills                        Balance
                                    as of                                      Acquired,                         as of
                                 December 31,      Capital                       Net of      Transfers and      June 30,
                                    1999          Additions    Retirements     Divestures     Adjustments        2000
                                 ------------     ---------    -----------     ----------     -----------       --------
Other land.....................    $  82.8         $  .1         $   --          $ (1.2)        $   .9          $   82.6
Non-depletable landfill land...       46.4            --             --              .7             .1              47.2
Landfill development costs.....      827.6           4.3             --           (12.7)          20.7             839.9
Vehicles and equipment.........      961.3          29.3          (20.4)          (30.9)          12.1             951.4
Buildings and improvements.....      187.5           4.8            (.1)           (5.5)           5.3             192.0
Construction in
  progress -- landfill.........       44.3          24.4             --             (.1)         (23.4)             45.2
Construction in
  progress -- other............       24.4          34.9             --            (1.8)         (17.3)             40.2
                                  --------         -----         ------          ------         ------          --------
         Total.................   $2,174.3         $97.8         $(20.5)         $(51.5)        $ (1.6)         $2,198.5
                                  ========         =====         ======          ======         ======          ========



                                                   Accumulated Depreciation, Amortization and Depletion
                                  -------------------------------------------------------------------------------------------
                                  Balance as of     Additions                                                 Balance as of
                                   December 31,    Charged to                                  Transfers and     June 30,
                                      1999           Expense      Retirements   Divestitures    Adjustments        2000
                                  --------------   -----------    -----------   ------------   -------------  --------------
   Landfill development costs       $ (135.1)        $(29.7)         $  --         $10.5            $ .2         $(154.1)
   Vehicles and equipment...          (399.9)         (43.2)          12.5          29.0             1.0          (400.6)
   Buildings and improvements          (33.8)          (3.2)            .1           1.9              --           (35.0)
                                    --------         ------          -----         -----            ----         -------
            Total...........        $ (568.8)        $(76.1)         $12.6         $41.4            $1.2         $(589.7)
                                    =========        ======          =====         =====            ====         =======


    The tables above exclude $64.2 million of operating equipment consisting primarily of revenue producing vehicles that were subject to our operating lease facility as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the six months ended June 30, 2000 and 1999 are discussed below.

    CASH FLOW FROM OPERATING ACTIVITIES. Cash provided by operating activities was $227.2 million and $140.3 million for the six months ended June 30, 2000 and 1999, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business.

    CASH FLOWS FROM INVESTING ACTIVITIES. Cash flows from investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $84.4 million and $629.4 million during the six months ended June 30, 2000 and 1999, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing. We expect to use primarily cash for future business acquisitions.

    CASH FLOWS FROM FINANCING ACTIVITIES. Cash flows from financing activities for the six months ended June 30, 2000 and 1999 included net repayments of commercial bank debt. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. Proceeds from the notes were used to repay our revolving credit facility. In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At June 30, 2000, $64.2 million was outstanding under this facility.

    We used proceeds from bank facilities and unsecured notes to fund acquisitions and capital additions, and repay debt.

SEASONALITY

    Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 was further amended in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133, as amended, beginning January 1, 2001. We do not expect adoption of this standard to have a material impact on our consolidated financial position or results of operations.

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

    In September 1999, several lawsuits were filed by certain shareholders against us and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of our common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding our growth and the assets we acquired from Waste Management. On December 29, 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. The motion to dismiss has been fully briefed by the parties to the lawsuit and oral argument on the motion to dismiss has not yet been scheduled. We believe the allegations contained in the consolidated complaint are without merit and we will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on our financial position, results of operations or cash flow in one or more future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2000, we held our annual stockholders meeting. The holders of 159,509,315 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders took the following actions:

         The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

                            Number of Votes For     Number of Votes Withheld
                            -------------------     ------------------------

H. Wayne Huizenga               157,810,426                1,698,889
Harris W. Hudson                157,869,353                1,639,962
James E. O'Connor               157,876,083                1,633,232
John W. Croghan                 159,160,351                  348,964
Ramon A. Rodriguez              159,167,033                  342,282
Allan C. Sorensen               159,163,801                  345,514

         The stockholders approved and adopted our 1998 Stock Incentive Plan in order to qualify grants under the plan as performance-based compensation. This proposal received 146,070,437 votes for adoption and 12,967,655 votes against adoption. 471,223 votes were withheld.

         The stockholders also ratified the appointment of Arthur Andersen LLP as our independent public accountants for fiscal 2000. This proposal received 159,405,295 votes for ratification and 62,567 votes against ratification. 41,453 votes were withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         4.1 The Common Stock Certificate of the Company.

         4.2 Second Amendment to the Long Term Credit Agreement, dated June 20, 2000, among the Company, Bank of America National Trust and Savings Association, as Administrative Agent, and the several financial institutions party thereto.

        27.1 Financial Data Schedule for the Three and Six Months Ended June 30, 2000 (for SEC use only).

    (b) Reports on Form 8-K:

        Form 8-K, dated April 25, 2000 and filed April 26, 2000, including a press release announcing the Company's operating results for the three months ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REPUBLIC SERVICES, INC.



                                              By: /s/ Tod C. Holmes
                                                  ------------------------------
                                                  Tod C. Holmes
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



                                              By: /s/ Charles F. Serianni
                                                  ------------------------------
                                                  Charles F. Serianni
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)


Date: August  9, 2000

                                 EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------

    4.1           The Common Stock Certificate of the Company.

    4.2 Second Amendment to the Long Term Credit Agreement, dated June 20, 2000, among the Company, Bank of America National Trust and Savings Association, as Administrative Agent, and the several financial institutions party thereto.

   27.1 Financial Data Schedule for the Three and Six Months Ended June 30, 2000 (for SEC use only).