Form 10-Q
period 2000-09-30
REPUBLIC SERVICES INC
filed 2000-11-14
CIK 1060391

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 8, 2000 the registrant had outstanding 173,322,650 shares of Common Stock, par value $.01 per share.

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                                  Page
                                                                                  ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of September 30,
                  2000 (Unaudited) and December 31, 1999......................      3

                Unaudited Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30,  2000
                  and 1999....................................................      4

                Unaudited Condensed Consolidated Statement of Stockholders'
                  Equity for the Nine Months Ended September 30, 2000.........      5

                Unaudited Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000 and 1999.......      6

                Notes to Unaudited Condensed Consolidated Financial
                  Statements..................................................      7

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     17

ITEM 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................     25


                                    PART II. OTHER INFORMATION


ITEM 1.         Legal Proceedings.............................................     26

ITEM 6.         Exhibits and Reports on Form 8-K..............................     26



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                      September 30,       December 31,
                                                                          2000               1999
                                                                      ------------        ------------
                                                                      (Unaudited)
                             ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents ................................          $      4.8         $     13.1
   Restricted cash ..........................................                41.0               10.3
   Accounts receivable, less allowance for doubtful accounts
      of $13.5 and $14.2, respectively ......................               260.8              250.9
   Prepaid expenses and other current assets ................                67.4               57.7
                                                                       ----------         ----------
             Total Current Assets ...........................               374.0              332.0

 PROPERTY AND EQUIPMENT, NET ................................             1,625.4            1,605.5
 INTANGIBLE ASSETS, NET .....................................             1,408.4            1,297.3
 OTHER ASSETS ...............................................                54.2               53.5
                                                                       ----------         ----------
                                                                       $  3,462.0         $  3,288.3
                                                                       ==========         ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable .........................................          $     56.3         $     76.1
   Accrued liabilities ......................................                98.5               88.3
   Amounts due to former owners .............................                19.6               47.0
   Deferred revenue .........................................                69.2               64.1
   Notes payable and current maturities of long-term debt ...                44.4               57.2
   Other current liabilities ................................                51.0               52.6
                                                                       ----------         ----------
             Total Current Liabilities ......................               339.0              385.3
                                                                       ----------         ----------
 LONG-TERM DEBT, NET OF CURRENT MATURITIES ..................             1,163.8            1,152.1
 ACCRUED ENVIRONMENTAL AND LANDFILL COSTS ...................               152.2              129.8
 DEFERRED INCOME TAXES ......................................               125.4               94.4
 OTHER LIABILITIES ..........................................                25.5               24.0
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 50,000,000
      shares authorized; none issued ........................                --                 --
   Common stock, par value $.01 per share; 750,000,000 shares authorized; 174,728,000 and 175,481,842 issued and
      outstanding, respectively .............................                 1.8                1.8
   Additional paid-in capital ...............................             1,207.9            1,206.3
   Retained earnings ........................................               459.1              294.6
   Treasury stock, at cost (886,100 shares) .................               (12.7)              --
                                                                       ----------         ----------
             Total Stockholders' Equity .....................             1,656.1            1,502.7
                                                                       ----------         ----------
                                                                       $  3,462.0         $  3,288.3
                                                                       ==========         ==========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                ------------------------    ---------------------------
                                                   2000          1999          2000            1999
                                                ----------    ----------    -----------     -----------
REVENUE ..................................      $   539.1     $   499.9     $   1,574.2     $   1,371.3
EXPENSES:
  Cost of operations .....................          324.9         305.2           951.6           832.3
  Depreciation, amortization and depletion           50.6          44.8           146.1           117.8
  Selling, general and administrative ....           49.4          46.4           144.7           135.7
  Other charges ..........................            6.7            --             6.7              --
                                                ---------     ---------     -----------     -----------
OPERATING INCOME .........................          107.5         103.5           325.1           285.5
INTEREST EXPENSE .........................          (19.7)        (18.8)          (60.3)          (44.5)
INTEREST INCOME ..........................             .7            .3             1.2             3.3
OTHER INCOME (EXPENSE), NET ..............            1.0            .3             1.5              .2
                                                ---------     ---------     -----------     -----------
INCOME BEFORE INCOME TAXES ...............           89.5          85.3           267.5           244.5
PROVISION FOR INCOME TAXES ...............           34.5          32.8           103.0            94.1
                                                ---------     ---------     -----------     -----------
NET INCOME ...............................      $    55.0     $    52.5     $     164.5     $     150.4
                                                =========     =========     ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE .....      $    0.31    $     0.30    $       0.94    $       0.86
                                                =========     =========     ===========     ===========
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING ............          175.7         175.5           175.7           175.8
                                                =========     =========     ===========     ===========


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                          Additional
                                                Common      Paid-in        Treasury     Retained
                                                 Stock      Capital         Stock       Earnings
                                                ------    ----------       --------     --------
BALANCE AT DECEMBER 31, 1999 .........          $1.8        $1,206.3      $     --        $294.6
 Net income ..........................            --              --            --         164.5
 Issuance of common stock ............            --             1.6            --            --
 Purchase of common stock for treasury            --              --         (12.7)           --
                                                ----        --------      --------        ------
BALANCE AT SEPTEMBER 30, 2000 ........          $1.8        $1,207.9      $  (12.7)       $459.1
                                                ====        ========      ========        ======




         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                        2000              1999
                                                                     ---------         ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................          $   164.5         $   150.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ......................................              116.3              93.9
     Amortization of intangible assets ....................               29.8              23.9
     Deferred tax provision ...............................               29.0              24.1
     Provision for doubtful accounts ......................                8.3               4.9
     Other non-cash charges ...............................                8.0               2.0
     Changes in assets and liabilities, net of effects from
         business acquisitions:
       Accounts receivable ................................              (15.4)            (60.2)
       Prepaid expenses and other assets ..................               (9.8)            (14.7)
       Accounts payable and accrued liabilities ...........              (27.5)            (19.7)
       Other liabilities ..................................               12.0              35.4
                                                                     ---------         ---------
                                                                         315.2             240.0
                                                                     ---------         ---------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................             (147.8)           (218.1)
  Proceeds from sale of equipment .........................               11.7               2.7
  Cash used in business acquisitions, net of cash
     acquired .............................................             (137.7)           (760.4)
  Cash proceeds from business dispositions ................               31.2              36.5
  Amounts due former owners ...............................              (31.8)            (14.8)
  Restricted cash .........................................              (30.8)             (3.3)
  Other ...................................................                 --              (1.2)
                                                                     ---------         ---------
                                                                        (305.2)           (958.6)
                                                                     ---------         ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ..........               30.8             142.1
  Payments of notes payable and long-term debt ............               (5.8)           (123.8)
  Net payments on revolving credit facility ...............              (30.5)           (445.0)
  Proceeds from issuance of public notes, net of
     discount .............................................                 --             598.5
  Issuance of common stock ................................                 .4                --
  Purchases of common stock for treasury ..................              (12.7)               --
  Purchases of common stock to fund employee benefit
     plan .................................................                (.5)               --
                                                                     ---------         ---------
                                                                         (18.3)            171.8
                                                                     ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS .....................               (8.3)           (546.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........               13.1             556.6
                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................          $     4.8         $     9.8
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

    Other charges of $6.7 million for the three and nine months ended September 30, 2000 are primarily related to the early closure of a landfill in south Texas.

    Other charges of $2.4 million and $6.4 million for the three and nine months ended September 30, 1999 are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Financial Statements. These costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of the Company's common stock at the date of grant (see Note 8, Stock Options) and approximately $4.4 million of additional charges directly related to the separation.

    The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

    The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2000 exclude the $6.7 million pre-tax charge related primarily to the early closure of a landfill in south
Texas:


                                               Three Months Ended   Nine Months Ended
                                                    September 30,      September 30,
                                                        2000             2000
                                               ------------------   ------------------
REVENUE ..................................             $539.1           $1,574.2
EXPENSES:
  Cost of operations .....................              324.9              951.6
  Depreciation, amortization and depletion               50.6              146.1
  Selling, general and administrative ....               49.4              144.7
                                                       ------            -------
OPERATING INCOME .........................              114.2              331.8
INTEREST EXPENSE .........................              (19.7)             (60.3)
INTEREST INCOME ..........................                 .7                1.2
OTHER INCOME (EXPENSE), NET ..............                1.0                1.5
                                                       ------            -------
INCOME BEFORE INCOME TAXES ...............               96.2              274.2
PROVISION FOR INCOME TAXES ...............               37.0              105.6
                                                       ------            -------
NET INCOME ...............................             $ 59.2            $ 168.6
                                                       ======            =======
BASIC AND DILUTED EARNINGS PER SHARE .....             $ 0.34            $  0.96
                                                       ======            =======
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........              175.7              175.7
                                                       ======            =======


    The unaudited pro forma consolidated statements of operations are provided for informational purposes only and do not project the Company's results of operations for any future date or period.

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

    In addition to the acquisitions from Waste Management, the Company also acquired various other solid waste businesses during the nine months ended September 30, 1999. The aggregate purchase price paid by the Company in these transactions was $470.2 million in cash.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for the Company to acquire one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations for a reduced purchase price. By September 30, 2000, the Company had completed the purchase of these assets for approximately $108.1 million in cash, $88.4 million of which were acquired during the nine months ended September 30, 2000. In addition, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the nine months ended September 30, 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $28.6 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the nine months ended September 30, 2000. The aggregate purchase price paid by the Company in these transactions was $50.3 million in cash.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:


                                                                    Nine Months
                                                                Ended September 30,
                                                           ---------------------------
                                                              2000              1999
                                                           ---------         ---------
Property and equipment ..........................          $    98.1         $   411.9
Cost in excess of net assets acquired ...........              218.1             435.6
Other assets ....................................               --                 3.4
Working capital deficit .........................             (158.8)            (65.8)
Debt assumed ....................................               (4.2)             (1.8)
Other liabilities ...............................              (15.5)            (22.9)
                                                           ---------         ---------
  Cash used in acquisitions, net of cash acquired          $   137.7         $   760.4
                                                           =========         =========


    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the nine months ended September 30, 2000 accounted for under the purchase method of accounting had occurred as of the beginning of each nine month period presented are as follows:


                                                                      2000            1999
                                                                    -------         --------
         Revenue...........................................         $1,648.1        $1,512.6
         Net income........................................         $  166.0        $  155.2
         Basic and diluted earnings per share..............         $    .95        $    .88
         Weighted average common and common equivalent shares
           outstanding.....................................            175.7           175.8


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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of September 30, 2000, the Company owned or operated 53 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $18.0 million and $13.0 million during the nine months ended September 30, 2000 and 1999, respectively.

    A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of September 30, 2000, assuming that all available landfill capacity is used, the Company expects to expense approximately $539.4 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2000 and 1999.

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

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $2.4 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively.

    A summary of property and equipment is as follows:

                                                             September 30,    December 31,
                                                                2000             1999
                                                             ----------        ---------
         Other land.........................................   $   89.1         $   82.8
         Non-depletable landfill land.......................       46.7             46.4
         Landfill development costs.........................      821.7            827.6
         Vehicles and equipment.............................      975.0            961.3
         Buildings and improvements.........................      216.8            187.5
         Construction-in-progress-landfill..................       65.6             44.3
         Construction-in-progress-other.....................       21.6             24.4
                                                               --------         --------
                                                                2,236.5          2,174.3
                                                               --------         --------
         Less: Accumulated depreciation, depletion and
           amortization--
           Landfill development costs.......................     (163.8)          (135.1)
           Vehicles and equipment...........................     (411.0)          (399.9)
           Building and improvements........................      (36.3)           (33.8)
                                                               --------         --------
                                                                 (611.1)          (568.8)
                                                               --------         --------

         Property and equipment, net........................   $1,625.4         $1,605.5
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

    During the three months ended September 30, 2000, the Company recorded a $6.7 million pre-tax charge primarily related to the early closure of a landfill in south Texas.

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $120.7 million and $100.4 million at September 30, 2000 and December 31, 1999, respectively.

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

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                        September 30,      December 31,
                                                                                           2000                1999
                                                                                        ------------       ------------
    $225.0 million unsecured notes, net of unamortized discount of $.8 million and $1.0 million, respectively; interest payable semi-annually in May and
      November at 6 5/8%; principal due at maturity in 2004 ...................          $    224.2         $    224.0
    $375.0 million unsecured notes, net of unamortized discount of $.5 million; interest payable semi-annually in May and
      November at 7 1/8%; principal due at maturity in 2009 ...................               374.5              374.5
    $1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; $500.0 million matures
      July 2001 and $500.0 million matures 2003 ...............................               480.0              552.0
    Tax exempt bonds; interest rates that float based on
      prevailing market rates .................................................                76.2               42.0
    Other debt; unsecured and secured by real property,
      equipment and other assets ..............................................                53.3               16.8
                                                                                         ----------         ----------
                                                                                            1,208.2            1,209.3
    Less: Current portion .....................................................               (44.4)             (57.2)
                                                                                         ----------         ----------
                                                                                         $  1,163.8         $  1,152.1
                                                                                         ==========         ==========


    As of September 30, 2000, the Company had $24.1 million of restricted cash, which were proceeds from the issuance of tax-exempt bonds and will be used to fund capital expenditures under the terms of the bonds.

    Interest expense paid was $52.7 million (net of $2.4 million of capitalized interest) and $28.1 million (net of $4.5 million of capitalized interest) for the nine months ended September 30, 2000 and 1999, respectively.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. Income taxes paid were $61.8 million and $64.3 million for the nine months ended September 30, 2000 and 1999, respectively.

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

    A summary of stock option transactions for the nine months ended September 30, 2000 is as follows:


                                                                          Weighted-Average
                                                               Shares      Exercise Price
                                                               ------     ----------------
   Options outstanding at beginning of year................    15.0           $  16.57
   Granted.................................................      .2              12.60
   Exercised...............................................     (.1)              9.03
   Cancelled................................................    (.8)             16.35
                                                               ----           --------
   Options outstanding at September 30, 2000................   14.3           $  16.55
                                                               ====           ========
   Options exercisable at September 30, 2000...............     7.5           $  17.56
                                                               ====           ========


9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

    In July 2000, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. As of September 30, 2000, the Company repurchased 886,100 shares of its stock for $12.7 million. In October 2000, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100.0 million of its common stock.

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

    Earnings per share for the three months and nine months ended September 30, 2000 and 1999 is calculated as follows (in thousands, except per share data):


                                                          Three Months               Nine Months
                                                       Ended September 30,       Ended September 30,
                                                      ---------------------     ---------------------
                                                         2000       1999          2000        1999
                                                      ---------   ---------     ---------    --------
    Numerator:
      Net income ................................     $ 55,000     $ 52,500     $164,500     $150,400
                                                      ========     ========     ========     ========
    Denominator:
      Denominator for basic earnings per share ..      175,254      175,424      175,431      175,416

      Effect of dilutive securities-- Options to
         purchase common stock ..................          452           55          253          383
                                                      --------     --------     --------     --------
      Denominator for diluted earnings per share       175,706      175,479      175,684      175,799
                                                      ========     ========     ========     ========

      Basic and diluted earnings per share ......     $    .31     $    .30     $    .94     $    .86
                                                      ========     ========     ========     ========
    Antidilutive securities not included in the
     diluted earnings per share calculation:
      Options to purchase common stock ..........       11,094       11,176       12,624        7,946
      Weighted average exercise price ...........     $  17.81     $  17.97     $  17.32     $  18.49



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

LEASE COMMITMENTS

    During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. At September 30, 2000, $78.2 million was outstanding under the lease facility, of which $14.0 million and $42.0 million was added during the three and nine months ended September 30, respectively. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years.

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

    The Company's liabilities for unpaid and incurred but not reported claims at September 30, 2000 were $41.0 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At September 30, 2000, surety bonds and letters of credit totaling $687.2 million were outstanding and will expire on various dates through 2007. In addition, at September 30, 2000, the Company had $16.9 million of restricted cash deposits held as financial guarantees.

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

    Charges under the Services Agreement during the nine months ended September 30, 1999 were approximately $5.3 million, and are included in selling, general and administrative expenses.

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

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 137 collection companies in 22 states. We also own or operate 79 transfer stations and 53 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling and composting operations.

    The following table reflects our total revenue by source for the three and nine months ended September 30, 2000 and 1999 (in millions):


                                                 Three Months Ended                               Nine Months Ended
                                                    September 30,                                    September 30,
                                     --------------------------------------------    ---------------------------------------------
                                             2000                    1999                   2000                       1999
                                     --------------------    --------------------    ---------------------   ---------------------
    Collection:
      Residential ..............     $  108.7       20.2%    $   97.4       19.5%    $    314.9      20.0%   $    274.3      20.0%
      Commercial ...............        160.1       29.7        142.2       28.4          464.6      29.5         400.0      29.2
      Industrial ...............        127.3       23.6        118.8       23.8          365.6      23.2         315.8      23.0
      Other ....................         13.9        2.5         13.4        2.7           45.0       2.9          36.3       2.6
                                     --------       ----     --------       ----     ----------      ----    ----------      ----
              Total collection .        410.0       76.0        371.8       74.4        1,190.1      75.6       1,026.4      74.8

    Transfer and disposal ......        154.4                   130.8                     443.8                   339.5
    Less: Intercompany .........        (62.9)                  (45.2)                   (176.4)                 (112.5)
                                     --------                --------                ----------              ----------
      Transfer and disposal, net         91.5       17.0         85.6       17.1          267.4      17.0         227.0      16.6

    Other ......................         37.6        7.0         42.5        8.5          116.7       7.4         117.9       8.6
                                     --------       ----     --------       ----     ----------      ----    ----------      ----
              Total revenue ....     $  539.1      100.0%    $  499.9      100.0%    $  1,574.2     100.0%   $  1,371.3     100.0%
                                     ========      =====     ========      =====     ==========     =====    ==========     =====


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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended September 30, 2000 and 1999, approximately 51% and 48%, respectively, of the total volume of waste we collected was disposed of at our landfills.

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

    Cost and airspace estimates are developed annually by independent engineers together with our engineers. These estimates are used by our operating and accounting personnel to annually adjust the rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

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

    In addition to the acquisitions from Waste Management, we also acquired various other solid waste businesses during the nine months ended September 30, 1999. The aggregate purchase price paid by us in these transactions was $470.2 million in cash.

    In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, after failing to receive regulatory approval relating to the acquisition of certain of the assets, the agreement was amended for us to acquire one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations for a reduced purchase price. By September 30, 2000, we had completed the purchase of these assets for approximately $108.1 million in cash, $88.4 million of which were acquired during the nine months ended September 30, 2000. In addition, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. During the nine months ended September 30, 2000, we and Allied completed the purchase and sale of these assets. Our net proceeds from the cash portion of the exchange of assets were $28.6 million. All of these transactions will be accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the nine months ended September 30, 2000. The aggregate purchase price paid by us in these transactions was $50.3 million in cash.

    See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     Pro forma net income was $168.6 million, or $.96 per share, for the nine months ended September 30, 2000. Pro forma operating results exclude the $6.7 million pre-tax charge that was recorded during the three months ended September 30, 2000 resulting from the early closure of a landfill in south Texas.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $55.0 million for the three months ended September 30, 2000, or $.31 per share, as compared to $52.5 million, or $.30 per share, for the three months ended September 30, 1999. Net income was $164.5 million for the nine months ended September 30, 2000, or $.94 per share, as compared to $150.4 million, or $.86 per share, for the nine months ended September 30, 1999.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and nine months ended September 30, 2000 and 1999:


                                                              Three Months                         Nine Months
                                                           Ended September 30,                 Ended September 30,
                                                   ----------------------------------  --------------------------------------
                                                         2000              1999              2000                1999
                                                   ----------------  ----------------  ------------------  ------------------
    Revenue ....................................   $  539.1   100.0% $  499.9   100.0% $  1,574.2   100.0  $  1,371.3   100.0%
    Expenses:
      Cost of operations .......................      324.9    60.3     305.2    61.1       951.6    60.4       832.3    60.7
      Depreciation, amortization and depletion
       of property and equipment ...............       40.2     7.5      35.6     7.1       116.3     7.4        93.9     6.9
      Amortization of intangible assets ........       10.4     1.9       9.2     1.8        29.8     1.9        23.9     1.7
      Selling, general and administrative
       expenses ................................       49.4     9.2      44.0     8.8       144.7     9.2       129.3     9.4
      Other charges ............................        6.7     1.2       2.4      .5         6.7      .4         6.4      .5
                                                   --------   -----  --------   -----  ----------   -----  ----------   -----
    Operating income ...........................   $  107.5    19.9% $  103.5    20.7% $    325.1    20.7% $    285.5    20.8%
                                                   ========    ====  ========    ====  ==========    ====  ==========    ====


        Revenue was $539.1 million and $499.9 million for the three months ended September 30, 2000 and 1999, respectively, an increase of 7.8%. Revenue was $1,574.2 million and $1,371.3 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 14.8%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2000 and 1999:


                                                           Three Months              Nine Months
                                                        Ended September 30,       Ended September 30,
                                                        -------------------       -------------------
                                                         2000         1999        2000         1999
                                                        -----        -----        ----         -----
                    Price ........................       2.5%         2.3%         2.5%         2.2%
                    Volume .......................       3.3          5.9          4.7          5.9
                                                         ---         ----         ----         ----
                              Total internal
                               growth ............       5.8          8.2          7.2          8.1
                    Acquisitions .................       2.0         32.3          7.6         29.4
                                                        ----         ----         ----         ----
                              Total revenue growth       7.8%        40.5%        14.8%        37.5%
                                                        ====         ====         ====         ====

    The increases in revenue for the three and nine months ended September 30, 2000 versus the comparable 1999 periods are due primarily to increases in collection and transfer and disposal operations. Volume growth for the three and nine months ended September 30, 2000 was impacted by revenues from a wholly-owned subsidiary of the Company that provides remediation services. Excluding the effects of these non-core operations, volume growth was 5.4% and 6.0%, respectively.

    Cost of operations was $324.9 million and $951.6 million for the three and nine months ended September 30, 2000 versus $305.2 million and $832.3 million for the comparable 1999 periods. The increase in aggregate dollars is primarily due to acquisitions and internal growth. Cost of operations as a percentage of revenue was 60.3% and 60.4% for the three and nine months ended September 30, 2000 versus 61.1% and 60.7% for the comparable 1999 periods. The decrease in cost of operations as a percentage of revenue for the three and nine months ended September 30, 2000 versus the comparable periods last year is primarily a result of improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions.

    Expenses for depreciation, amortization and depletion of property and equipment were $40.2 million and $116.3 million for the three and nine months ended September 30, 2000 versus $35.6 million and $93.9 million for the comparable 1999 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.5% and 7.4% for the three and nine months ended September 30, 2000 versus 7.1% and 6.9% for the comparable 1999 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $10.4 million and $29.8 million for the three and nine months ended September 30, 2000 versus $9.2 million and $23.9 million for the comparable 1999 periods. Amortization of intangible assets as a percentage of revenue was 1.9% for the three and nine months ended September 30, 2000 versus 1.8% and 1.7% for the comparable 1999 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions accounted for using the purchase method of accounting.

    Selling, general and administrative expenses were $49.4 million and $144.7 million for the three and nine months ended September 30, 2000 versus $44.0 million and $129.3 million for the comparable 1999 periods. Selling, general and administrative expenses as a percentage of revenue were 9.2% for the three and nine months ended September 30, 2000 versus 8.8% and 9.4% for the comparable 1999 periods. The increase in aggregate dollars for the three and nine months ended September 30, 2000 and the increase in such expenses as a percentage of revenue for the three months ended September 30, 2000 versus the comparable periods last year is primarily due to acquisitions and internal growth.

    Included in selling, general and administrative expenses are fees paid to AutoNation under the Services Agreement of $5.3 million for the nine months ended September 30, 1999. See Note 11, Related Party Transactions, of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

    Other charges were $6.7 million for the three and nine months ended September 30, 2000, and $2.4 million and $6.4 million for the three and nine months ended September 30, 1999. The 2000 costs relate primarily to the early closure of a landfill in south Texas. The 1999 costs relate to the Company's separation from AutoNation and consist of approximately $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of our common stock at the date of grant (see Note 8, Stock Options, of the Notes to Unaudited Condensed Consolidated Financial Statements) and approximately $4.4 million of additional charges directly related to the separation.

INTEREST EXPENSE

    Interest expense was $19.7 million and $60.3 million for the three and nine months ended September 30, 2000 versus $18.8 million and $44.5 million for the comparable 1999 periods. Interest expense for the three and nine months ended September 30, 2000 relates primarily to borrowings under our unsecured notes and revolving credit facility. Proceeds from the sale of the unsecured notes in 1999 were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund acquisitions and capital expenditures.

    Capitalized interest was $.9 million and $2.4 million for the three and nine months ended September 30, 2000 versus $1.5 million and $4.5 million for the comparable 1999 periods.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $1.7 million and $2.7 million for the three and nine months ended September 30, 2000 versus $.6 million and $3.5 million for the comparable 1999 periods. The decrease in interest income for the nine months ended September 30, 2000 versus the comparable period in 1999 is primarily due to higher average cash balances on hand during 1999.

INCOME TAXES

    The provision for income taxes was $34.5 million and $103.0 million for the three and nine months ended September 30, 2000 versus $32.8 million and $94.1 million for the comparable 1999 periods. The effective income tax rate was 38.5% for the three and nine months ended September 30, 2000 and 1999. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2000:


                                                                        Landfills
                                         Balance as of     New         Acquired, Net                        Balance as of
                                          December 31,  Expansions           of       Permits    Airspace   September 30,
                                              1999      Undertaken      Divestitures  Granted    Consumed        2000
                                         -------------  ----------     -------------  -------    ---------  -------------
    Permitted airspace:
      Cubic yards (in
      millions) ..........................   1,304.1        --            8.8         28.3        (24.1)        1,317.1
      Number of sites ....................        55                       (2)                                       53
    Expansion airspace:
      Cubic yards (in
      millions) ..........................     369.7      31.4          (27.1)       (28.3)          --           345.7
      Number of sites ....................        20         2             (1)          (1)                          20
                                             -------       ---          -----         ----        -----         -------
    Total available airspace:
      Cubic yards (in millions) ..........   1,673.8      31.4          (18.3)          --        (24.1)        1,662.8
                                             =======      ====          =====         ====        =====         =======

      Number of sites ....................        55                       (2)                                       53
                                             =======                     ====                                   =======


        As of September 30, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of September 30, 2000, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of September 30, 2000, 20 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 32 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 37 years.

    As of September 30, 2000, 10 of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of September 30, 2000, 6 of our 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining 4 landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

  CLOSURE AND POST-CLOSURE COSTS

    During the nine months ended September 30, 2000, we consumed approximately
24.1 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $18.0 million, or $.75 per cubic yard. As of September 30, 2000, accrued closure and post-closure costs were $170.3 million. The current portion of these costs of $19.2 million is reflected in our Unaudited Condensed Consolidated

Balance Sheet in other current liabilities. The long-term portion of these costs of $151.1 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of September 30, 2000, assuming that all available landfill capacity is used, we expect to expense approximately $539.4 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the nine months ended September 30, 2000 and the future expected investment as of September 30, 2000 (in millions):

                         Balance               Landfills    Trans-                             Balance
                          as of       Capi-    Acquired      fers     Impaired    Additions     as of      Expected      Total
                         Decem-        tal      Net of       and        Asset      Charged     Septem-      Future     Expected
                         ber 31,      Addi-    Divesti-     Adjust-     Write-       to         ber 30,     Invest-     Invest-
                           1999       tions      ture        ments       Down       Expense      2000         ment        ment
                         --------     ------    ------      ------      ------     --------     -------     -------     --------
Non-depletable
 landfill land .......   $   46.4     $   .3    $   .7      $   (.7)    $   --      $   --      $  46.7     $     --     $   46.7
Landfill development
 costs ...............      827.6        4.9     (19.8)        20.7      (11.7)         --        821.7        994.4      1,816.1
Construction in
  progress -- landfill       44.3       43.7        --        (22.4)        --          --         65.6           --         65.6
Accumulated depletion
 and amortization ....     (135.1)        --      10.5           .2        6.8       (46.2)      (163.8)          --       (163.8)
                         --------     ------     ------      ------     ------      ------      -------      -------     --------
Net investment in
 landfill land and
 development costs ...   $  783.2     $ 48.9    $ (8.6)     $ (2.2)     $ (4.9)     $(46.2)     $ 770.2      $ 994.4     $1,764.6
                         ========     ======    ======      ======      ======      ======      =======      =======     ========



    As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $736.8 million, or approximately $.44 per cubic yard.

    As of September 30, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $723.5 million, or $.44 per cubic yard. During the nine months ended September 30, 2000, our depletion and amortization expense relating to landfills was $46.2 million, or $1.92 per cubic yard.

    As of September 30, 2000, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1,717.9 million, or $1.03 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2000 and 1999, respectively.

FINANCIAL CONDITION

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires July 2001 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of September 30, 2000, we had approximately $436.6 million of availability under the credit facility.

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

    In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment. As of September 30, 2000, $78.2 million was outstanding under this facility.

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

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the nine months ended September 30, 2000 (in millions):


                                       Allowance for    Closure and                   Amounts Due to
                                     Doubtful Accounts  Post-Closure  Self-Insurance   Former Owners
                                     -----------------  ------------  --------------  --------------
Balance, December 31, 1999...........      $ 14.2         $ 152.3        $ 38.4           $ 47.0
Additions charged to expense.........         8.3            18.0          67.1               --
Additions due to acquisitions,
 net of divestitures.................         1.0             8.3            --              4.4
Usage................................       (10.0)           (8.3)        (64.5)           (31.8)
                                           ------         -------        ------           ------
Balance, September 30, 2000..........        13.5           170.3          41.0             19.6
Current portion......................        13.5            19.2          22.6             19.6
                                           ------         -------        ------           ------

Long-term portion....................      $   --         $ 151.1        $ 18.4           $   --
                                           ======         =======        ======           =======


    Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

    As of September 30, 2000, accounts receivable were $260.8 million, net of allowance for doubtful accounts of $13.5 million, resulting in days sales outstanding of 44, or 32 days net of deferred revenue.

  PROPERTY, PLANT AND EQUIPMENT

    The following tables reflect the activity in our property, plant and equipment accounts for the nine months ended September 30, 2000 (in millions):


                                                        Gross Property, Plant and Equipment
                                -----------------------------------------------------------------------------------------------
                                                                                                                      Balance
                                Balance as of                             Acquisitions,   Transfers     Impaired       as of
                                December 31,    Capital        Retire-       Net of          and          Asset      September
                                   1999        Additions        ments      Divestiture   Adjustments  Write-down      30, 2000
                                 --------      ---------    ------------   -----------   -----------  ----------     ---------
Other land....................   $   82.8      $    .1         $  (.5)       $  5.8       $   .9        $    --        $   89.1
Non-depletable landfill land..       46.4           .3             --            .7          (.7)            --            46.7
Landfill development costs....      827.6          4.9             --         (19.8)        20.7          (11.7)          821.7
Vehicles and equipment........      961.3         38.7          (36.2)        (16.8)        28.0                          975.0
Buildings and improvements....      187.5          6.7            (.9)         (3.3)        27.0            (.2)          216.8
Construction in
  progress -- landfill........       44.3         43.7             --            --        (22.4)            --            65.6
Construction in
  progress -- other...........       24.4         53.4             --          (1.9)       (54.3)            --            21.6
                                 --------      -------         ------       -------       ------        -------       ---------
         Total...........        $2,174.3      $ 147.8         $(37.6)      $ (35.3)      $  (.8)       $ (11.9)      $ 2,236.5
                                 ========      =======         ======       =======       ======        =======       =========

                                                    Accumulated Depreciation, Amortization and Depletion
                                -----------------------------------------------------------------------------------------------
                                               Additions                                                              Balance
                                Balance as of  Charged                                   Impaired      Transfers       as of
                                December 31,      to           Retire-                    Asset          and         September
                                   1999         Expense         ments      Divestiture   Write-Down    Adjustments    30, 2000
                                 --------      ---------    ------------   -----------   -----------  ----------     ---------
Landfill development costs....   $ (135.1)     $ (46.2)        $   --        $ 10.5       $  6.8        $    .2        $ (163.8)
Vehicles and equipment........     (399.9)       (65.2)          25.7          27.7           --             .7          (411.0)
Buildings and improvements....      (33.8)        (4.9)            .4           2.0           --             --           (36.3)
                                 --------      -------         ------       -------       ------        -------       ---------
            Total.............   $ (568.8)     $(116.3)        $ 26.1       $  40.2       $  6.8        $    .9       $  (611.1)
                                 ========      =======         ======       =======       ======        =======       =========


    The tables above exclude $78.2 million of operating equipment consisting primarily of revenue producing vehicles that were subject to our operating lease facility as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the nine months ended September 30, 2000 and 1999 are discussed below.

    CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $315.2 million and $240.0 million for the nine months ended September 30, 2000 and 1999, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business.

    CASH FLOWS USED IN INVESTING ACTIVITIES. Cash flows used in investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $137.7 million and $760.4 million during the nine months ended September 30, 2000 and 1999, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing. We expect to use primarily cash for future business acquisitions.

    CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. Cash flows from financing activities for the nine months ended September 30, 2000 and 1999 included net repayments of commercial bank debt. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. Proceeds from the notes were used to repay our revolving credit facility. In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At September 30, 2000, $78.2 million was outstanding under this facility.

    In July 2000, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. As of September 30, 2000 the Company repurchased 886,100 shares of its stock for $12.7 million. In October 2000, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100.0 million of its common stock. We intend to finance share repurchases from cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

    We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

    The Company has received an investment grade rating from the nation's largest credit rating agencies. As of September 30, 2000, the Company's senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

SEASONALITY

    Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers". SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles, and is effective no later than the fourth quarter of fiscal years beginning after December 31, 1999. The adoption of this bulletin has no impact on our consolidated financial position or results of operations.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995 which include, among other things, the discussions of our growth and operating strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our Company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to obtain financing on acceptable terms to finance our operations and growth strategy and of our Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; our dependence on key personnel; general economic conditions including, but not limited to, inflation and changes in fuel, labor and other variable costs that are generally not within the control of the Company; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in this section and other factors contained in our filings with the Securities and Exchange Commission. We assume no duty to update the forward looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1 Financial Data Schedule for the Three and Nine Months Ended September 30, 2000 (for SEC use only).

    (b) Reports on Form 8-K:

        Form 8-K, dated and filed July 26, 2000, including a press release announcing the Company's operating results for the three and six months ended June 30, 2000 and a press release announcing the Company's $50 million stock repurchase program.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          REPUBLIC SERVICES, INC.



                                          By: /s/ Tod C. Holmes
                                              ----------------------------------
                                              Tod C. Holmes
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                          By: /s/ Charles F. Serianni
                                              ----------------------------------
                                              Charles F. Serianni
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)



Date: November 13, 2000