Form 10-K405
period 2000-12-31
REPUBLIC SERVICES INC
filed 2001-02-22
CIK 1060391

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 16, 2001, the registrant had outstanding 171,024,397 shares of Common Stock. At such date, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $2,732,795,954.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Proxy Statement relative to the 2001 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE NUMBER
                                                                          -----------
Item  1.    Business....................................................       1
Item  2.    Properties..................................................      16
Item  3.    Legal Proceedings...........................................      17
Item  4.    Submission of Matters to a Vote of Security Holders.........      17
Item  5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................      18
Item  6.    Selected Financial Data.....................................      19
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations (including Item 7A).............      21
Item  8.    Financial Statements and Supplementary Data.................      35
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................      60
Item  10.   Directors and Executive Officers of the Registrant..........      61
Item  11.   Executive Compensation......................................      61
Item  12.   Security Ownership of Certain Beneficial Owners and
              Management................................................      61
Item  13.   Certain Relationships and Related Transactions..............      61
Item  14.   Exhibits, Financial Statement Schedule and Reports on Form
              8-K.......................................................      62

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 139 collection companies in 22 states. We also own or operate 79 transfer stations, 53 solid waste landfills and 21 recycling facilities.

     We had revenue of $2,103.3 million and $1,869.3 million and operating income of $434.0 million and $390.6 million for the years ended December 31, 2000 and 1999, respectively. The $234.0 million, or 12.5%, increase in revenue and the $43.4 million, or 11.1%, increase in operating income from 1999 to 2000 are primarily attributable to our successful execution of our operating and growth strategies described below.

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

     We believe that we are well-positioned to continue to increase our revenue and operating income in order to enhance stockholder value by implementing our financial, operating and growth strategies as described below.

INDUSTRY OVERVIEW

     Based on analyst reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generated revenue of approximately $40.0 billion in 1999, of which approximately 50% was generated by publicly-owned waste companies, and 50% was generated by privately-held waste companies and municipal and other local governmental authorities. Only three companies generated the substantial majority of the publicly-owned companies' total revenue in 1999. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and local governmental authorities generated total annual revenue of approximately $20.0 billion.

     We believe that in recent years there has been a great deal of consolidation in the solid waste collection industry, which has historically been characterized by numerous small companies. We believe that this trend will continue, but at a slower pace than that experienced the last several years, as a result of the following factors:

          Subtitle D Regulation. Subtitle D of the Resource Conservation and Recovery Act of 1976, as currently in effect, and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller participants in our industry have found these costs difficult, if not impossible, to bear. Large publicly-owned companies, like our company, have greater access to capital, and a lower cost of capital, to finance such increased capital expenditures and costs relative to many of the privately-owned companies in the industry. Additionally, the required permits for landfill development, expansion or construction have become more difficult to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators with greater access to capital.

          Integration of Solid Waste Businesses. By being able to control the waste stream in a market through the collection, transfer and disposal process, integrated solid waste companies gain a further competitive advantage over non-integrated operators. The ability of the integrated companies to both collect and dispose of solid waste, coupled with access to significant capital resources necessary for acquisitions, has created an environment in which large publicly-owned integrated companies can operate more cost effectively and competitively than non-integrated operators.

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

FINANCIAL STRATEGY

     A key component of our financial strategy is our ability to generate free cash flow. We define free cash flow as net income, plus depreciation, depletion and amortization, less capital expenditures, plus or minus net changes in assets and liabilities. Certain analysts that follow the waste industry add deferred income taxes to our free cash flow, as defined. We believe that free cash flow is the best measure of our financial performance. Consequently, we have developed incentive programs and monthly field operating reviews that help focus our entire company on the importance of growing free cash flow.

     We manage our free cash flow primarily by ensuring that capital expenditures are appropriate in light of our internal and acquisition growth and by closely managing our assets and liabilities, the most critical of which are accounts receivable and accounts payable.

     We have used and will continue to use our free cash flow to fund internal growth and acquire other solid waste businesses. However, if we are unable to identify opportunities that satisfy our growth strategy, we intend to use our free cash flow for other purposes including repurchasing shares of our common stock and repaying our debt.

     Another key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us, and will continue to allow us, to access the capital markets at competitive rates.

     For certain risks related to our financial strategy, see "Risk Factors."

OPERATING STRATEGY

     We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy to accomplish this goal is to:

        (1) utilize the extensive industry knowledge and experience of our executive management,

        (2) utilize a decentralized management structure in overseeing day-to-day operations,

        (3) integrate waste operations,

        (4) improve operating margins through economies of scale, cost efficiencies and asset utilization, and achieve high levels of customer satisfaction.

     For certain risks related to our operating strategy, see "Risk Factors."

     - EXPERIENCED EXECUTIVE MANAGEMENT TEAM. We believe that we have one of the most experienced executive management teams in the solid waste industry.

          H. Wayne Huizenga, who has served as our Chairman since our initial public offering in July 1998, has over 26 years of experience in the solid waste industry. After several years of owning and operating private waste hauling companies in Florida, he co-founded Waste Management, Inc. in 1971. From 1971 to 1984, he served in various executive capacities with Waste Management, including President and Chief Operating Officer. By then, Waste Management had become the world's largest integrated solid waste services company. From 1987 to 1994, Mr. Huizenga served as Chairman and Chief Executive Officer of Blockbuster Entertainment Corporation, leading its growth from 19 stores to the world's largest video rental company. In August 1995, he became Chairman and Chief Executive Officer of AutoNation, Inc., our former parent company, which is the largest domestic automotive retailer.

          Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 36 years of experience in the solid waste industry. Mr. Hudson worked closely with Mr. Huizenga, from 1964 until 1982, at Waste Management and at the private waste hauling firms they operated prior to the formation of Waste Management. In 1982, Mr. Hudson retired as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management. In 1983, Mr. Hudson founded Hudson Management Corporation, a solid waste collection company in Florida, and served as its Chairman and Chief Executive Officer until it merged with AutoNation in August 1995. By that time, Hudson Management had grown to over $50.0 million in annual revenue, becoming one of Florida's largest privately-held solid waste collection companies based on revenue. From August 1995 until our initial public offering, Mr. Hudson served in various capacities with AutoNation, including as Chairman of its Solid Waste Group.

          James E. O'Connor, who has served as our Chief Executive Officer since December 1998, also worked at Waste Management from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc., from 1992 to 1997. Mr. O'Connor has over 26 years of experience in the solid waste industry.

          The other corporate officers with responsibility for our operational affairs have an average of over 18 years of management experience in the solid waste industry. Our five Regional Vice Presidents have an average of 20 years of experience in the industry, and our 20 Area Presidents have an average of 21 years of experience in the industry.

     - DECENTRALIZED MANAGEMENT STRUCTURE. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. The Regional Vice Presidents and Area Presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for management within regions and areas is primarily based on the improvement in operating income produced and the cash flow generated in each manager's geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive local knowledge, community relations and name recognition, we react rapidly to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

     - INTEGRATED OPERATIONS. By controlling waste streams from the point of collection through disposal, we seek to achieve a high rate of waste integration. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies which own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by constructing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2000, approximately 52% of the total volume of waste that we collected was disposed of at landfills we own or operate compared to approximately 48% during the three months ended December 31, 1999. Because we do not have landfill facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we are able to reduce our disposal costs.

     - ECONOMIES OF SCALE, COST EFFICIENCIES AND ASSET UTILIZATION. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we are consolidating our administrative centers to reduce our general and administrative costs. We have reduced our selling, general and administrative expenses from 14.2% of revenue in 1996 to 9.2% of revenue in 2000. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles, drivers are paid incentive wages based upon the number of customers they service on each route. In addition, routes are frequently analyzed and re-routed to ensure that the highest number of customers are efficiently serviced over the fewest possible miles. By using assets more efficiently, operating expenses are lowered significantly.

     - HIGH LEVELS OF CUSTOMER SATISFACTION. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

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

          Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable our company to capitalize on our leading positions in many of the markets in which we operate. We currently have approximately 460 sales and marketing employees in the field, who are incentivized by a commission structure to generate high levels of revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel.

     - ACQUISITION GROWTH. As a result of the highly fragmented nature of the solid waste industry, we have been able to grow significantly through acquisitions. Our acquisition growth strategy focuses on the approximately $20.0 billion of revenue generated by privately-held solid waste companies and municipal and local governmental authorities in 1999. We believe that our ability to acquire many of the privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements and the limited number of exit strategies for these privately-held companies' owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occurs for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that may be divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

          - acquiring businesses that position our company for growth in existing and new markets,

          - acquiring well-managed companies and, when appropriate, retaining local management,

          - acquiring operations and facilities from municipalities that are privatizing and publicly-owned companies that are divesting of assets.

          For certain risks involved with our acquisition growth strategy, see "Risk Factors -- We may be unable to execute our acquisition growth strategy," "-- We may be unable to manage our growth effectively," and "-- Businesses we acquire may have undisclosed liabilities."

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

          Acquire Well-Managed Companies. We also seek to acquire businesses that have experienced management teams that are willing to join the management of our company. We generally retain the local management of the larger acquired companies in order to capitalize on their local market knowledge, community relations and name recognition, and to instill their entrepreneurial drive at all levels of our operations. By furnishing the local management of such acquired companies with our financial and marketing resources and technical expertise, we believe that the acquired companies are better able to secure additional municipal franchises and other contracts. We believe that this will enable our company to grow internally acquired businesses at faster rates than the industry average.

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

     Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 22 states through 139 collection companies. In 2000, 76% of our revenue was derived from collection services consisting of approximately 27% from services provided to municipal and residential customers, 39% from services provided to commercial customers and 34% from services provided to industrial customers.

     Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give our company exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for as long as 34 years. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with our company. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

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

     - collection frequency,

     - type of equipment furnished,

     - the type and volume or weight of the waste collected,

     - the distance to the disposal facility, and

     - the cost of disposal.

     We rent waste roll-off containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year or longer. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

     We own or operate 79 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to landfills, incinerators, recycling facilities or other disposal sites.

     Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

     Disposal Services. As of December 31, 2000, we owned or operated 53 landfills, which had approximately 7,200 permitted acres and total available permitted disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See "-- Properties."

     Most of our existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion. We believe that each of our landfills has adequate permitted capacity. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills, although no assurances can be made that all future expansions will be permitted as designed.

     Other Services. We have 21 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party facilities, thereby minimizing our recycling investment.

     We provide remediation and other heavy construction services primarily through our subsidiary located in Missouri. During early 1998 this subsidiary was awarded a contract by the Army Corps of Engineers to dredge a portion of the Blue River. Revenue from this contract, which was completed in December 1999, was approximately $52.0 million.

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

     We employ approximately 460 sales and marketing employees. Our sales and marketing strategy is to provide high-quality comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

     Most of our marketing activity is local in nature. However, in 2000 we initiated a national accounts program in response to our customers' needs. We will continue to develop this program in 2001. We generally do not change the tradenames of the local businesses we acquire, and therefore we do not operate nationally under any one mark or tradename. Rather, we rely on the goodwill associated with the acquired companies' local tradenames as used in each geographic market in which we operate.

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

     Competition in the non-hazardous solid waste industry comes from a few large, national publicly-owned companies, including Waste Management and Allied Waste Industries, several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies in their respective markets. Some of our competitors have significantly larger operations, and may have significantly greater financial resources, than we do. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing.

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

          Subtitle D of the RCRA establishes a framework for regulating the disposal of municipal solid wastes. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit a permit program designed to implement Subtitle D regulations to the EPA by April 9, 1993. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. All of the states in which we operate have implemented permit programs pursuant to the RCRA and Subtitle D.

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

          (3) The Federal Water Pollution Control Act of 1972. This Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under this Act require a permit for certain construction activities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under this Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects "wetlands" must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

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

          (5) The Occupational Safety and Health Act of 1970. This act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

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

     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens' groups, may be subject to periodic renewal and, are subject to modification and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

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

LIABILITY INSURANCE AND BONDING

     The nature of our business exposes our company to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that the limits of such environmental liability insurance would be adequate in the event of a major loss, nor can we assure you that we would continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

     We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker's compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and while we have, subject to limitations and exclusions, substantial liability insurance, no assurance can be given that we will not be exposed to uninsured liabilities which could have a material adverse effect on our financial condition or results of operations.

     Our insurance programs for worker's compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

     In the normal course of business, we may be required to post performance bonds, insurance policies, letters of credit and/or cash deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits, and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

EMPLOYEES

     As of December 31, 2000, we employed approximately 12,700 full-time employees, approximately 2,800 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

CORPORATE HISTORY

     We were incorporated as a Delaware corporation in 1996 by our former parent company, AutoNation. In 1995, H. Wayne Huizenga, Harris W. Hudson and their associates made an investment in AutoNation, then known as Republic Waste Industries, Inc., and AutoNation subsequently acquired businesses in several industries, including automotive dealerships and car rental businesses in addition to over 100 non-hazardous solid waste companies. In 1998, AutoNation separated its non-hazardous solid waste services division from its other businesses by forming our company and we completed an initial public offering of shares of our common stock. In 1999, AutoNation sold substantially all of its remaining interest in our company in a secondary public offering.

RISK FACTORS

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, IN PARTICULAR, CERTAIN STATEMENTS ABOUT OUR PLANS, STRATEGIES AND PROSPECTS. ALTHOUGH WE BELIEVE THAT OUR PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS RISK FACTORS SECTION. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS SET FORTH BELOW. UNLESS THE CONTEXT REQUIRES OTHERWISE, ALL REFERENCES TO THE "COMPANY," "WE," "US" OR "OUR" INCLUDE REPUBLIC SERVICES, INC. AND ITS SUBSIDIARIES.

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

ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     During 2000, approximately 23% of our revenue was derived from our industrial collection operation of which approximately 50% related to the construction and demolition industries. Approximately 30% of our revenue was from commercial collection customers. In addition, our transfer and disposal facilities, which comprised approximately 17% of our total revenue, accept waste from industrial and commercial customers. A period of economic downturn or a decline in the construction industry could adversely affect volumes and pricing in our collection, transfer and disposal operations.

AN INCREASE IN THE PRICE OF FUEL MAY ADVERSELY AFFECT OUR BUSINESS.

     Our operations are dependent upon fuel, which we purchase in the open market on a daily basis. During 2000, we experienced an increase in the cost of fuel. A portion of this increase was passed on to our customers. However, because of the competitive nature of the waste industry, if fuel costs continue to escalate, there can be no assurances that we will be able to pass on future fuel price increases to our customers. Accordingly, a significant increase in fuel costs could adversely affect our business.

A DECREASE IN THE NUMBER OF AVAILABLE WORKERS MAY ADVERSELY AFFECT OUR BUSINESS.

     The waste business is labor intensive. During 2000, the nation experienced record lows in unemployment. This tight labor market resulted in higher labor costs for our company as we competed for a dwindling number of available workers. While we do not anticipate a significant reduction in available workers, our labor costs could be higher as we attempt to attract and retain experienced employees in a tight labor market.

WE MAY BE UNABLE TO EXECUTE OUR FINANCIAL STRATEGY.

     Our ability to execute our financial strategy depends in part on our ability to maintain an investment grade rating on our senior debt. The investment grade rating process is contingent upon a number of factors, many of which are beyond our control.

     Our financial strategy is also dependent upon our ability to generate sufficient free cash flow to acquire other solid waste businesses, repurchase shares of our common stock and/or repay our debt. We cannot assure you that we will generate sufficient free cash flow to execute our financial strategy or that we will be able to repurchase our common stock at prices that are accretive to earnings per share.

WE MAY BE UNABLE TO EXECUTE OUR ACQUISITION GROWTH STRATEGY.

     Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot assure you that:

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

COMPLIANCE WITH ENVIRONMENTAL REGULATION MAY IMPEDE OUR GROWTH.

     We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning and land use. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes discriminatory fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition, results of operations or cash flows. A significant judgment or fine against our company, or our loss of significant permits or licenses, could have a material adverse effect on our financial condition, results of operations or prospects.

REGULATORY APPROVAL TO DEVELOP OR EXPAND OUR LANDFILLS AND TRANSFER STATIONS MAY BE DELAYED OR DENIED.

     Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens' groups and local politicians, sometimes challenge these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory approval would prohibit us from establishing new facilities and expanding existing facilities.

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

     We currently accrue for landfill closure and post-closure costs based on consumption of landfill airspace. As of December 31, 2000, assuming that all available landfill capacity is used, we expect to expense approximately $534.6 million of landfill closure and post-closure costs over the remaining lives of these facilities. We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to us.

SEASONAL CHANGES MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     Our operations may be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

WE MAY BE UNABLE TO EXTEND THE MATURITY OF OUR REVOLVING SHORT-TERM CREDIT FACILITY.

     We have a revolving short-term credit facility in the principal amount of $500.0 million which expires in July 2001. We anticipate extending the maturity of this credit facility until July 2002. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.

THE RESOLUTION OF CURRENT AND FUTURE LEGAL PROCEEDINGS MAY ADVERSELY AFFECT OUR COMPANY.

     Our company currently is and will continue to be involved in various administrative and legal proceedings in the ordinary course of business. No assurance can be given with respect to the outcome of these proceedings or the effect such outcomes may have on us, or that our insurance coverages or reserves with respect thereto are adequate. A significant judgment against us could have a material adverse effect on our financial position, results of operations or cash flows. See "Legal Proceedings".

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

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Ft. Lauderdale, Florida in premises leased from a third party. As of December 31, 2000, we operated approximately 5,100 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

     The following table provides certain information regarding the 53 landfills owned or operated by us as of December 31, 2000:

                                                                                                               UNUSED
                                                                                         TOTAL    PERMITTED   PERMITTED
  LANDFILL NAME                                             LOCATION                    ACREAGE    ACREAGE     ACREAGE
  -------------                                             --------                    -------   ---------   ---------
  Apex...................................  Clark County, Nevada                          2,285      1,233       1,096
  Brent Run..............................  Montrose, Michigan                              370        106          67
  Broadhurst Landfill(1).................  Jesup, Georgia                                  900        105          45
  C&T Regional...........................  Linn, Texas                                     200         79          17
  CWI Florida............................  Winter Haven, Florida                            80         58          14
  Carleton Farms.........................  Detroit, Michigan                               495        388         253
  Charter Waste..........................  Abilene, Texas                                  396        300         278
  Cedar Trail............................  Bartow, Florida                                 392         53          10
  Chiquita Canyon........................  Valencia, California                            592        257          81
  Cleveland Container/JMN................  Shelby, North Carolina                          179         77          --
  Countywide.............................  East Sparta, Ohio                               816         88          10
  Dozit Landfill.........................  Morganfield, Kentucky                           231         47          28
  East Carolina Landfill.................  Aulander, North Carolina                        729        113          51
  Elk Run................................  Onaway, Michigan                                 99         40          33
  Epperson Landfill......................  Williamstown, Kentucky                          861        100          58
  Foothills Landfill(1)..................  Lenior, North Carolina                          231         78          63
  Forest Lawn............................  Three Oaks, Michigan                            387        126          12
  Front Range............................  Denver, Colorado                                602        195         152
  Green Ridge............................  Scottdale, Pennsylvania                         580         87          44
  Honeygo Run............................  Perry Hall, Maryland                             68         39          25
  Kestrel Hawk...........................  Racine, Wisconsin                               218        125          27
  Laughlin(1)............................  Laughlin, Nevada                                 40         40          --
  Mallard Ridge..........................  Delavan, Wisconsin                              659         42           2
  Modern.................................  York, Pennsylvania                              716        230          45
  National Serv-All......................  Fort Wayne, Indiana                             375        204          32
  Nine Mile Road.........................  St. Augustine, Florida                          414         28          --
  North County...........................  Houston, Texas                                  100         31          17
  Northwest Tennessee....................  Union City, Tennessee                           600        120          88
  Oak Grove..............................  Winder, Georgia                                 324         60          19
  Ohio County Balefill(1)................  Beaver Dam, Kentucky                            908        178         133
  Pepperhill.............................  North Charleston, South Carolina                 37         22           7
  Pine Grove.............................  Amanda, Ohio                                    734        112          83
  Pine Ridge.............................  Griffin, Georgia                                850        177          63
  Presidio(1)............................  Presidio, Texas                                  10         10           6
  Republic/Alpine(1).....................  Alpine, Texas                                    80         74          67
  Republic/CSC...........................  Avalon, Texas                                   467        190         127
  Republic/Maloy.........................  Campbell, Texas                                 388        195         130
  San Angelo(1)..........................  San Angelo, Texas                               257        232         111
  Savannah Regional......................  Savannah, Georgia                               123         56          42
  Seabreeze Landfill.....................  Clute, Texas                                    846        195          75
  Seagull................................  Avalon, California                                6          3          --
  Southern Illinois Regional.............  DeSoto, Illinois                                298        113          19
  Swiftcreek Landfill....................  Macon, Georgia                                  836         81          28
  Tay-Ban................................  Birch Run, Michigan                              90         25           6
  Tri-K Landfill.........................  Stanford, Kentucky                              572         64          40
  United Refuse..........................  Fort Wayne, Indiana                             305         77          15
  Upper Piedmont Environmental...........  Roxboro, North Carolina                         614         70          46
  Uwharrie Landfill(1)...................  Mt. Gilead, North Carolina                      644        118           8
  Vasco Road.............................  Livermore, California                           435        246          89
  Valleyview.............................  Louisville, Kentucky                            894        109          61
  Victory Environmental..................  Terre Haute, Indiana                            461        260          77
  Wabash Valley..........................  Wabash, Indiana                                 284         69          13
  Whitefeather...........................  Pinconning, Michigan                            105         70          45
                                                                                        ------      -----       -----
          Total..........................                                               24,183      7,195       3,858
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

     In September 1999, several lawsuits were filed by certain shareholders against us and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of our common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of l934 by, among other things, allegedly making materially false and misleading statements regarding our growth and the assets we acquired from Waste Management. In December 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. In February 2001, the Court granted the defendants' motion to dismiss the consolidated complaint. In that order, the Court granted plaintiffs leave to file an amended complaint by March 7, 2001. We believe the allegations contained in the consolidated complaint are without merit and we will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on our financial position, results of operations or cash flows in one or more future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock began trading on the New York Stock Exchange on July 1, 1998.

     The following table sets forth the range of the high and low sales prices of our common stock for the periods indicated:

                                                       HIGH          LOW
                                                     ---------    ---------
2000
-----
First Quarter......................................   $14 5/8     $ 9 5/8
Second Quarter.....................................    16 3/4      10 11/16
Third Quarter......................................    17 1/2      12 3/4
Fourth Quarter.....................................    17 1/4      10 3/4

1999
-----
First Quarter......................................   $22 3/16    $14 3/8
Second Quarter.....................................    25 1/2      15 3/4
Third Quarter......................................    25 3/8      10 1/16
Fourth Quarter.....................................    14 7/16      8 7/8

     On February 16, 2001 the last reported sales price of our common stock was $15.99.

     There were approximately 97 record holders of our common stock at February 16, 2001.

     We do not intend to pay cash dividends on our common stock for the foreseeable future because we intend to retain all earnings for use in the operation and expansion of our business. However, if we are unable to expand our business by acquiring businesses that satisfy our acquisition growth strategy, we may use a portion of our future earnings to repurchase our common stock.

     During 2000, our board of directors authorized the repurchase of up to $150.0 million of our common stock. As of December 31, 2000, we paid $50.9 million to repurchase approximately 3.6 million shares of our stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

     The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data and the other operating data for the years 1997 and 1996 and the selected balance sheet data at December 31, 1998, 1997 and 1996 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2000 presentation. See Notes 1, 3 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders' equity and their effect on comparability of year-to-year data.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000        1999       1998       1997      1996
                                                              ---------   --------   --------   --------   -------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $ 2,103.3   $1,869.3   $1,375.0   $1,127.7   $ 953.3
Expenses:
  Cost of operations........................................    1,271.3    1,131.9      848.6      723.0     628.3
  Depreciation, amortization and depletion..................      197.4      163.2      106.3       86.1      75.3
  Selling, general and administrative.......................      193.9      176.7      135.8      117.3     135.3
  Restructuring and other charges...........................        6.7        6.9         --         --       8.8
                                                              ---------   --------   --------   --------   -------
Operating income............................................      434.0      390.6      284.3      201.3     105.6
Interest expense............................................      (81.6)     (64.2)     (44.7)     (25.9)    (29.7)
Interest income.............................................        1.7        3.5        1.5        4.9      11.7
Other income (expense), net.................................        2.3       (3.4)       (.9)       1.8       2.2
                                                              ---------   --------   --------   --------   -------
Income from continuing operations before income taxes.......      356.4      326.5      240.2      182.1      89.8
Provision for income taxes..................................      135.4      125.7       86.5       65.9      38.0
                                                              ---------   --------   --------   --------   -------
Net income..................................................  $   221.0   $  200.8   $  153.7   $  116.2   $  51.8
                                                              =========   ========   ========   ========   =======
Basic and diluted earnings per share(a).....................  $    1.26   $   1.14   $   1.13   $   1.21   $   .54
                                                              =========   ========   ========   ========   =======
Weighted average common and common equivalent shares
  outstanding(a)............................................      175.0      175.7      135.6       95.7      95.7
                                                              =========   ========   ========   ========   =======
Pro forma basic and diluted earnings per share(b)...........  $    1.29
                                                              =========

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000        1999       1998       1997      1996
                                                              ---------   --------   --------   --------   -------
OTHER OPERATING DATA:
EBITDA(c)...................................................  $   631.4   $  553.8   $  390.6   $  287.4   $ 180.9
EBITDA margin(d)............................................       30.0%      29.6%      28.4%      25.5%     19.0%
Capital expenditures........................................  $   208.0   $  294.5   $  203.6   $  178.3   $ 146.9
Cash flows from operating activities........................      461.8      323.8      271.1      279.4     143.5
Cash flows from investing activities........................     (465.0)  (1,053.7)    (607.4)    (168.1)   (175.7)
Cash flows from financing activities........................       (7.9)     186.4      892.9     (135.5)     20.3

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000        1999       1998       1997      1996
                                                              ---------   --------   --------   --------   -------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $     2.0   $   13.1   $  556.6   $     --   $  24.2
Total assets................................................    3,561.5    3,288.3    2,812.1    1,348.0   1,090.3
Amounts due to AutoNation(e)................................         --         --         --      266.1     254.9
Total debt..................................................    1,256.7    1,209.3    1,057.1       75.1     142.7
Total stockholders' equity..................................    1,674.9    1,502.7    1,299.1      750.8     494.5

---------------

(a) Prior to our initial public offering on July 1, 1998, we had 100 shares of common stock outstanding, all of which were owned by AutoNation. Historical share and per share data have been retroactively adjusted for the recapitalization of our 100 shares of common stock into 95.7 million shares of common stock in July 1998.
(b) Pro forma basic and dilutive earnings per share exclude a $6.7 million pre-tax charge related primarily to the early closure of a landfill in south Texas.

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

OUR BUSINESS

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 139 collection companies in 22 states. We also own or operate 79 transfer stations, 53 solid waste landfills and 21 recycling facilities.

     We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the year ended December 31, 2000, and 1999 (in millions):

                                               2000                1999
                                         ----------------    ----------------
Collection:
  Residential..........................  $  428.8    20.4%   $  373.2    20.0%
  Commercial...........................     627.9    29.9       548.4    29.3
  Industrial...........................     486.4    23.1       432.8    23.1
  Other................................      55.1     2.6        50.0     2.7
                                         --------   -----    --------   -----
          Total collection.............   1,598.2    76.0     1,404.4    75.1
                                         --------            --------
Transfer and disposal..................     591.5               471.8
Less: Intercompany.....................    (238.5)             (160.2)
                                         --------            --------
  Transfer and disposal, net...........     353.0    16.8       311.6    16.7
Other..................................     152.1     7.2       153.3     8.2
                                         --------   -----    --------   -----
          Total revenue................  $2,103.3   100.0%   $1,869.3   100.0%
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

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 2000, approximately 52% of the total volume of waste we collected was disposed of at landfills we own or operate compared to approximately 48% during the three months ended December 31, 1999.

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

     In July 1999, we entered into a definitive agreement with Allied to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, regulatory approval relating to the acquisition of certain of the assets was denied. The agreement was subsequently amended for us to acquire one landfill operation, five transfer stations and a subset of small container hauling assets for a reduced price. By September 30, 2000, we had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during 2000. In addition, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, we and Allied had completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $28.6 million. All of these transactions have been accounted for under the purchase method of accounting.

     In September 1998, we signed an agreement with Waste Management to acquire assets and to enter into disposal agreements at various Waste Management facilities. By June 1999, we had completed the purchase of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during the six months ended June 30, 1999. The assets purchased included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, and were accounted for under the purchase method of accounting.

     In addition to the acquisitions from Allied and Waste Management, we also acquired various other solid waste businesses during the years ended December 31, 2000 and 1999, which were accounted for under the purchase method of accounting. The aggregate purchase price we paid in these transactions was $102.5 and $430.8 million in cash, respectively.

     Cost in excess of fair value of net assets acquired for 2000 acquisitions totaled approximately $253.4 million. As of December 31, 2000 we had intangible assets, net of accumulated amortization, of $1,435.0 million, which consist primarily of the cost in excess of fair value of net assets acquired. We amortize cost in excess of the fair value of net assets acquired over forty years on a straight-line basis. As of December 31, 2000, the amortization expense associated with these intangible assets on an annualized basis is approximately $37.5 million. We believe the forty-year life assigned to the cost in excess of the fair value of net assets acquired is reasonable as the businesses we acquired are generally well-established companies which have been in existence for many years and have stable, long-term customer relationships.

     During 2000, $30.9 million of the total purchase price paid for acquisitions was allocated to landfill airspace. As of December 31, 2000, we had $865.5 million of landfill development costs which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. Purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace which includes likely to be permitted airspace where appropriate.

     Cost in excess of fair value of net assets acquired for 1999 acquisitions totaled approximately $419.3 million. As of December 31, 1999, we had intangible assets, net of accumulated amortization, of $1,297.3 million, which consist primarily of the cost in excess of fair value of net assets acquired. In addition, during 1999, $328.8 million of the total purchase price paid for acquisitions was allocated to landfill airspace.

     During the year ended December 31, 1998, AutoNation acquired various solid waste businesses which it contributed to our company. The aggregate purchase price AutoNation paid in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of cash and approximately 3.4 million shares of AutoNation common stock. Subsequent to our initial public offering, we acquired various solid waste businesses. The aggregate purchase price we paid in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties. Cost in excess of fair value of net assets acquired for 1998 acquisitions totaled approximately $577.2 million. In addition, during 1998, $81.0 million of the total purchase price paid for acquisitions was allocated to landfill airspace.

     See Note 3, Business Combinations, of the Notes to our Consolidated Financial Statements, for further discussion of business combinations.

BACKGROUND

     In May 1998, AutoNation announced its intention to separate our company, which at the time was a wholly-owned subsidiary of AutoNation, from AutoNation, and for our company to complete an initial public offering of common stock. As a result, we entered into certain agreements with AutoNation providing for the separation and governing various interim and ongoing relationships between our company and AutoNation.

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
                                                              -----
                                                              175.4
                                                              =====

     In March 1999, AutoNation exercised registration rights that it had with our company in order to be able to sell its entire interest in our company, consisting of approximately 112.2 million shares of common stock, and, in May 1999, AutoNation sold substantially all of these shares of common stock in a secondary public offering. We received no proceeds in the secondary public offering.

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

     AutoNation provided our company with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to our company a portion of its general and administrative costs related to these services. Prior to the separation of the two companies, this allocation had historically been based on the proportion of our invested capital as a percentage of the consolidated invested capital of AutoNation and its subsidiaries, including our company. In June 1998, we entered into a services agreement with AutoNation under which AutoNation agreed to continue to provide various general and administrative services to our company in exchange for a monthly fee of $1.25 million. Effective January 1, 1999, we negotiated a reduction in this fee to $0.9 million per month. The services agreement expired on June 30, 1999. Our management believes that the amounts allocated to our company and/or charged under the services agreement were no less favorable to our company than costs we would have incurred to obtain such services on our own or from unaffiliated third parties.

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

     The 1998 and 1999 historical consolidated financial information included in this Annual Report on Form 10-K does not necessarily reflect what our financial position and results of operations would have been had we been operated as a separate, stand-alone entity during those periods.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     Our pro forma net income was $225.1 million, or $1.29 per share, for the year ended December 31, 2000. Our pro forma operating results exclude a $6.7 million pre-tax charge related primarily to the early closure of a landfill in south Texas.

     See Note 1, Basis of Presentation, of the Notes to our Consolidated Financial Statements, for further discussion of pro forma operating results.

CONSOLIDATED RESULTS OF OPERATIONS

  Years Ended December 31, 2000, 1999 and 1998

     Our net income was $221.0 million for the year ended December 31, 2000, as compared to $200.8 million in 1999 and $153.7 million in 1998. Our operating results for the year ended December 31, 2000 include other charges further described below.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 1998 through 2000:

                                               2000       %        1999       %        1998       %
                                             --------   -----    --------   -----    --------   -----
Revenue....................................  $2,103.3   100.0%   $1,869.3   100.0%   $1,375.0   100.0%
Cost of operations.........................   1,271.3    60.5     1,131.9    60.5       848.6    61.7
Depreciation, amortization and depletion of
  property and equipment...................     157.0     7.5       130.3     7.0        88.4     6.4
Amortization of intangible assets..........      40.4     1.9        32.9     1.7        17.9     1.3
Selling, general and administrative
  expenses.................................     193.9     9.2       176.7     9.5       135.8     9.9
Other charges..............................       6.7      .3         6.9      .4          --      --
                                             --------   -----    --------   -----    --------   -----
    Operating income.......................  $  434.0    20.6%   $  390.6    20.9%   $  284.3    20.7%
                                             ========   =====    ========   =====    ========   =====

     Revenue. Revenue was $2,103.3 million, $1,869.3 million and $1,375.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Revenue increased by $234.0 million, or 12.5%, from 1999 to 2000. Revenue increased by $494.3 million, or 36.0%, from 1998 to 1999. The following table reflects the components of our revenue growth for the years ended December 31, 2000 and 1999:

                                                              2000   1999
                                                              ----   ----
Price.......................................................   2.5%   2.3%
Volume......................................................   3.5    5.8
                                                              ----   ----
          Total internal growth.............................   6.0    8.1
Acquisitions................................................   6.5   27.9
                                                              ----   ----
          Total revenue growth..............................  12.5%  36.0%
                                                              ====   ====

     Volume growth for the twelve months ended December 31, 2000 was impacted by non-core operations, primarily our remediation company located in Missouri. Volume growth was 5.0% excluding the effect of these operations. We believe that a period of economic downturn or decline in the construction industry could impact price and volume growth in 2001.

     Cost of Operations. Cost of operations was $1,271.3 million, $1,131.9 million and $848.6, or, as a percentage of revenue, 60.5%, 60.5% and 61.7%, for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in aggregate dollars are a result of the expansion of our operations through acquisitions and internal growth. The decreases in cost of operations as a percentage of revenue from 1998 to 1999 are primarily a result of our improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions. Cost of operations as a percentage of revenue remained constant from 1999 to 2000 because improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions were offset by higher fuel and labor costs. We expect higher fuel and labor costs to continue to impact cost of operations during fiscal 2001.

     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $157.0 million, $130.3 million and $88.4 million, or, as a percentage of revenue, 7.5%, 7.0%, and 6.4%, for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in aggregate dollars and as percentages of revenue for all periods presented are primarily due to acquisitions and capital expenditures.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $40.4 million, $32.9 million and $17.9 million, or, as a percentage of revenue, 1.9%, 1.7%, and 1.3%, for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in aggregate dollars and as a percentage of revenue is primarily due to an increase in the aggregate dollar amount of acquisitions accounted for using the purchase method of accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $193.9 million, $176.7 million, $135.8 million, or, as a percentage of revenue, 9.2%, 9.5% and 9.9%, for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in aggregate dollars are a result of the expansion of our operations through acquisitions and internal growth. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to applying our existing overhead structure over an expanding revenue base. Included in selling, general and administrative expenses are allocations of AutoNation's corporate general and administrative costs of $7.5 million for the year ended December 31, 1998, and fees paid to AutoNation under the services agreement of $5.3 million and $7.5 million for the years ended December 31, 1999 and 1998, respectively. See Note 11, Related Party Transactions, of the Notes to our Consolidated Financial Statements for further information. We expect selling, general and administrative expenses to increase during fiscal 2001 as we invest in information systems and training.

     Other Charges. Other charges were $6.7 million for the year ended December 31, 2000. These charges relate primarily to the early closure of a landfill in south Texas.

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

     Operating Income. Operating income was $434.0 million, $390.6 million and $284.3 million, or, as a percentage of revenue, 20.6%, 20.9% and 20.7%, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Interest Expense. We incurred interest expense on our revolving credit facility, our unsecured notes, tax-exempt bonds, amounts due to AutoNation and debt we assumed in acquisitions. Interest expense was $81.6 million, $64.2 million and $44.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, and includes interest expense on amounts due to AutoNation of $37.3 million for the year ended December 31, 1998. We repaid in full the amounts due to AutoNation in July 1998 by issuing our common stock and from the net proceeds of our initial public offering. The increase in interest expense from 1998 to 2000 is primarily due to an increase in average debt balances. The increase is also due to a general market increase in interest rates since the third quarter of 1999.

     Capitalized interest was $2.9 million, $5.6 million and $.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $4.0 million, $.1 million and $.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The variances during the periods are primarily due to fluctuations in cash balances on hand and related interest income and net gains on the disposition of assets during 2000. The amount recorded for the year ended December 31, 1999 includes a $2.9 million loss on the sale of our only international operation, a collection and disposal business in Costa Rica.

     Income Taxes. Our provision for income taxes was $135.4 million, $125.7 million and $86.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The effective income tax rate was 38.0%, 38.5%, and 36.0% for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of our initial public offering in July 1998, we are no longer included in AutoNation's federal tax returns.

LANDFILL AND ENVIRONMENTAL MATTERS

  Available Airspace

     The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 1999 and 2000:

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
                                    =======                        =====                                               =======

                                 BALANCE AS OF      NEW          LANDFILLS                            CHANGES IN    BALANCE AS OF
                                 DECEMBER 31,    EXPANSIONS    ACQUIRED, NET     PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                     1999        UNDERTAKEN   OF DIVESTITURES    GRANTED   CONSUMED    ESTIMATES        2000
                                 -------------   ----------   ----------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in millions)         1,304.1           --             8.8           74.6     (32.5)         .1          1,355.1
  Number of sites..............          55                           (2)                                                   53
Expansion airspace:
  Cubic yards (in millions)....       369.7         31.4           (27.1)         (74.6)       --          --            299.4
  Number of sites..............          20            2              (1)            (4)       --          --               17
                                    -------        -----           -----          -----     -----         ---          -------
Total available airspace:
  Cubic yards (in millions)....     1,673.8         31.4           (18.3)            --     (32.5)         .1          1,654.5
                                    =======        =====           =====          =====     =====         ===          =======
  Number of sites..............          55                           (2)                                                   53
                                    =======                        =====                                               =======

     During 2000, we actively pursued obtaining landfill permits which resulted in adding over twice as much permitted airspace during the year than was consumed.

     As of December 31, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace deemed by us to be likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of December 31, 2000, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of expansion airspace which has been determined by us as likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See
Note 4, Landfill and Accrued Environmental Costs, of the Notes to our Consolidated Financial Statements for further information.

     As of December 31, 2000, 17 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 17 landfills have an estimated remaining average site life of 32 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 37 years.

     As of December 31, 2000, six of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of December 31, 2000, three of our 17 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining eight landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

     We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurances can be made that all future expansions will be permitted as designed.

  Closure and Post-Closure Costs

     During the year ended December 31, 2000, we consumed approximately 32.5 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $23.4 million, or $.72 per cubic yard. As of December 31, 2000, accrued closure and post-closure costs were $167.6 million. The current portion of these costs of $16.8 million is reflected in our Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $150.8 million is reflected in our Consolidated Balance Sheet in accrued environmental and landfill costs. As of December 31, 2000, assuming that all available landfill capacity is used, we expect to expense approximately $534.6 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  Investment in Landfills

     The following tables reflect changes in our investment in landfills for the years ended December 31, 1999 and 2000 and the future expected investment as of December 31, 2000 (in millions):

                                                          LANDFILLS
                            BALANCE AS OF                 ACQUIRED,      TRANSFERS    ADDITIONS    BALANCE AS OF
                            DECEMBER 31,     CAPITAL       NET OF           AND       CHARGED TO   DECEMBER 31,
                                1998        ADDITIONS   DIVESTITURES    ADJUSTMENTS    EXPENSE         1999
                            -------------   ---------   -------------   -----------   ----------   -------------
Non-depletable landfill
  land....................     $ 55.3         $ 1.9        $  8.7         $(19.5)       $   --        $ 46.4
Landfill development
  costs...................      452.3          25.8         306.5           43.0            --         827.6
Construction in progress
  -- landfill.............         --          32.9            --           11.4            --          44.3
Accumulated depletion and
  amortization............      (90.3)      --.....            .5           (1.0)        (44.3)       (135.1)
                               ------         -----        ------         ------        ------        ------
Net investment in landfill
  land and development
  costs...................     $417.3         $60.6        $315.7         $ 33.9        $(44.3)       $783.2
                               ======         =====        ======         ======        ======        ======


Non-depletable landfill
  land....................
Landfill development
  costs...................
Construction in progress
  -- landfill.............
Accumulated depletion and
  amortization............
Net investment in landfill
  land and development
  costs...................

                                                          LANDFILLS
                            BALANCE AS OF                 ACQUIRED,      TRANSFERS     IMPAIRED    ADDITIONS    BALANCE AS OF
                            DECEMBER 31,     CAPITAL       NET OF           AND         ASSET      CHARGED TO   DECEMBER 31,
                                1999        ADDITIONS   DIVESTITURES    ADJUSTMENTS   WRITE-DOWN    EXPENSE         2000
                            -------------   ---------   -------------   -----------   ----------   ----------   -------------
Non-depletable landfill
  land....................     $ 46.4         $  .5        $  1.1         $  (.8)       $   --       $   --        $  47.2
Landfill development
  costs...................      827.6           7.6         (16.0)          58.0         (11.7)          --          865.5
Construction in
  progress -- landfill....       44.3          62.1           (.1)         (59.7)           --           --           46.6
Accumulated depletion and
  amortization............     (135.1)           --          10.5             .2           6.8        (61.9)        (179.5)
                               ------         -----        ------         ------        ------       ------        -------
Net investment in landfill
  land and development
  costs...................     $783.2         $70.2        $ (4.5)        $ (2.3)       $ (4.9)      $(61.9)       $ 779.8
                               ======         =====        ======         ======        ======       ======        =======


                             EXPECTED      TOTAL
                              FUTURE      EXPECTED
                            INVESTMENT   INVESTMENT
                            ----------   ----------
Non-depletable landfill
  land....................   $     --     $   47.2
Landfill development
  costs...................      973.8      1,839.3
Construction in
  progress -- landfill....         --         46.6
Accumulated depletion and
  amortization............         --       (179.5)
                             --------     --------
Net investment in landfill
  land and development
  costs...................   $  973.8     $1,753.6
                             ========     ========

     As of December 31, 1999, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $736.8 million, or approximately $.44 per cubic yard.

     As of December 31, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $732.6 million, or $.44 per cubic yard. During the year ended December 31, 2000, our depletion and amortization expense relating to landfills was $61.9 million, or $1.90 per cubic yard.

     As of December 31, 2000, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.7 billion, or $1.06 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs".

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 2000, 1999 and 1998.

FINANCIAL CONDITION

     At December 31, 2000, we had $2.0 million of cash and cash equivalents. We also had $84.3 million of restricted cash, which primarily relates to proceeds from tax-exempt bonds that will be used to fund capital expenditures.

     As previously discussed, in July 1998, we completed our initial public offering of common stock, resulting in net proceeds of approximately $1.4 billion. In July 1998, we repaid all remaining amounts due to AutoNation with all of the net proceeds of our initial public offering and by issuing additional shares of our common stock.

     Prior to our initial public offering, we obtained working capital and capital for our general corporate purposes, including acquisitions, from AutoNation. Since our initial public offering, AutoNation has not provided funds to finance our operations or acquisitions. In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility had an original term of 364 days and the remaining $500.0 million expires in July 2003. We have extended the short-term portion of the credit facility for additional one year terms through July 2001. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of December 31, 2000, we had approximately $422.0 million of availability under the short-term portion of the credit facility.

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

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. As of December 31, 2000, $89.4 million was outstanding under this facility, of which $59.2 million was added during the twelve months ended December 31, 2000.

     At December 31, 2000, we had $99.5 million of tax-exempt bonds outstanding of which approximately $57.5 million was obtained during fiscal 2000. Borrowings under these bonds bear interest based on floating interest rates at the prevailing market ranging from 4.4% to 5.2% at December 31, 2000 and have maturities ranging from 2001 to 2030. As of December 31, 2000, we had $58.8 million of restricted cash related to proceeds from tax-exempt bonds. This restricted cash will be used to fund capital expenditures under the terms of the bonds.

     We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2001 to July 2002. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

     In 1999, we were the first in our industry to provide the users of our financial statements with additional disclosures regarding selected balance sheet accounts. These additional disclosures include schedules that show the activity in our available airspace, investment in landfills, property, plant and equipment, and selected balance sheet accounts. We believe that making these disclosures permits the readers of our financial statements to gain a better understanding of our company's cash flow generating capabilities.

     The following tables reflect the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the years ended December 31, 1999 and 2000 (in millions):

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 1998..............       $ 22.1            $ 73.4          $ 28.0           $ 26.7
Additions charged to expense............          9.6              17.9            54.8               --
Additions due to acquisitions, net of
  divestitures..........................          2.3              69.6             2.0             42.2
Usage...................................        (19.8)             (8.6)          (46.4)           (21.9)
                                               ------            ------          ------           ------
Balance, December 31, 1999..............         14.2             152.3            38.4             47.0
Current portion.........................         14.2              23.7            21.7             47.0
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $128.6          $ 16.7           $   --
                                               ======            ======          ======           ======

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 1999..............       $ 14.2            $152.3          $ 38.4           $ 47.0
Additions charged to expense............         11.8              23.4            89.6               --
Additions due to acquisitions, net of
  divestitures..........................          2.1               9.1              --              7.0
Usage...................................        (14.9)            (17.2)          (86.9)           (38.7)
                                               ------            ------          ------           ------
Balance, December 31, 2000..............         13.2             167.6            41.1             15.3
Current portion.........................         13.2              16.8            22.1             15.3
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $150.8          $ 19.0           $   --
                                               ======            ======          ======           ======

     Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of fair value of net assets acquired) or landfill purchase price allocated to airspace, as appropriate.

     As of December 31, 2000, accounts receivable were $241.3 million, net of allowance for doubtful accounts of $13.2 million, resulting in days sales outstanding of 41 days, or 30 days net of deferred revenue.

  Property, Plant and Equipment

     The following tables reflect the activity in our property, plant and equipment accounts for the years ended December 31, 1999 and 2000 (in millions):

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
                                        ========       ======       ======         ======          ======         ========

                                                       ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                     ----------------------------------------------------------------------------------------
                                     BALANCE AS OF   ADDITIONS                                                  BALANCE AS OF
                                     DECEMBER 31,    CHARGED TO                                 TRANSFERS AND   DECEMBER 31,
                                         1998         EXPENSE     RETIREMENTS   DIVESTITURES     ADJUSTMENTS        1999
                                     -------------   ----------   -----------   -------------   -------------   -------------
Landfill development costs.........    $  (90.3)      $ (44.3)      $   --          $0.5           $ (1.0)        $ (135.1)
Vehicles and equipment.............      (353.5)        (80.1)        27.5           3.0              3.2           (399.9)
Buildings and improvements.........       (29.2)         (5.9)         0.9           0.9             (0.5)           (33.8)
                                       --------       -------       ------          ----           ------         --------
        Total......................    $ (473.0)      $(130.3)      $ 28.4          $4.4           $  1.7         $ (568.8)
                                       ========       =======       ======          ====           ======         ========

                                                         GROSS PROPERTY, PLANT AND EQUIPMENT
                         ----------------------------------------------------------------------------------------------------
                         BALANCE AS OF                             ACQUISITIONS,                    IMPAIRED    BALANCE AS OF
                         DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     ASSET      DECEMBER 31,
                             1999        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2000
                         -------------   ---------   -----------   -------------   -------------   ----------   -------------
Other land.............    $   82.8       $   .5       $  (.5)        $  7.2          $  1.5         $   --       $   91.5
Non-depletable landfill
  land.................        46.4           .5           --            1.1             (.8)            --           47.2
Landfill development
  costs................       827.6          7.6           --          (16.0)           58.0          (11.7)         865.5
Vehicles and
  equipment............       961.3         64.0        (41.2)          (2.5)           37.3             --        1,018.9
Buildings and
  improvements.........       187.5         10.7          (.8)            .2            29.7            (.2)         227.1
Construction in
progress -- landfill...        44.3         62.1           --            (.1)          (59.7)            --           46.6
Construction in
  progress -- other....        24.4         62.6           --           (1.9)          (67.1)            --           18.0
                           --------       ------       ------         ------          ------         ------       --------
        Total..........    $2,174.3       $208.0       $(42.5)        $(12.0)         $ (1.1)        $(11.9)      $2,314.8
                           ========       ======       ======         ======          ======         ======       ========

                                                 ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                         ----------------------------------------------------------------------------------------------------
                                         ADDITIONS
                         BALANCE AS OF    CHARGED                                                   IMPAIRED    BALANCE AS OF
                         DECEMBER 31,       TO                                     TRANSFERS AND     ASSET      DECEMBER 31,
                             1999         EXPENSE    RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2000
                         -------------   ---------   -----------   -------------   -------------   ----------   -------------
Landfill development
  costs................    $ (135.1)      $ (61.9)     $   --         $ 10.5          $   .2         $  6.8       $ (179.5)
Vehicles and
  equipment............      (399.9)        (88.1)       30.1           27.8             1.2             --         (428.9)
Buildings and
  improvements.........       (33.8)         (7.0)         .4            1.9             (.1)            --          (38.6)
                           --------       -------      ------         ------          ------         ------       --------
        Total..........    $ (568.8)      $(157.0)     $ 30.5         $ 40.2          $  1.3         $  6.8       $ (647.0)
                           ========       =======      ======         ======          ======         ======       ========

     The tables above exclude $59.2 million of operating equipment consisting primarily of revenue producing vehicles which were added during the year ended December 31, 2000 and are subject to our operating lease facility.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the years ended December 31, 2000, 1999 and 1998 are discussed below.

     Cash Flows From Operating Activities. Cash flows provided by operating activities was $461.8 million, $323.8 million and $271.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business.

     Cash Flows Used In Investing Activities. Cash flows used in investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $188.1 million, $777.9 million and $446.1 million during the years ended December 31, 2000, 1999 and 1998, respectively. Prior to our initial public offering, business acquisitions were funded by AutoNation. Capital additions were $208.0 million, $294.5 million and $203.6 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our $1.0 billion revolving credit facility, tax-exempt bonds and other financing. We expect to use primarily cash for future business acquisitions.

     Cash Flows Provided By (Used In) Financing Activities. Cash flows provided by financing activities during the years ended December 31, 2000, 1999 and 1998 included commercial bank borrowings and repayments of debt in all three years, proceeds from our sale of common stock in our initial public offering and affiliate borrowings in 1998, proceeds from our sale of unsecured notes in 1999 and proceeds from issuances of tax-exempt bonds in 2000. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. Proceeds from the notes were used to repay our revolving credit facility.

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At December 31, 2000, $89.4 million was outstanding under this facility.

     During fiscal 2000, we announced that our board of directors authorized the repurchase of up to $150.0 million of our common stock. As of December 31, 2000, we paid $50.9 million to repurchase approximately 3.6 million shares of our stock. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

     We used proceeds from bank facilities, affiliate borrowings, unsecured notes and tax-exempt bonds to fund acquisitions and capital additions, and to repay debt. We used all of the proceeds from our initial public offering of common stock in 1998 to repay amounts due to AutoNation.

     Our company has received an investment grade rating from the nation's largest credit rating agencies. As of December 31, 2000, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

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

                                                              EXPECTED MATURITY DATE
                            -------------------------------------------------------------------------------------------
                                                                                                         FAIR VALUE
                             2001      2002      2003      2004      2005     THEREAFTER    TOTAL     DECEMBER 31, 2000
                            ------    ------    ------    ------    ------    ----------    ------    -----------------
VARIABLE RATE DEBT:
Amount outstanding (in
  millions)...............  $ 55.2    $  1.1    $466.2    $   .9    $   .9      $126.0      $650.3         $650.3
Average interest rates....     7.4%      5.7%      7.1%      5.0%      5.0%        4.5%        6.6%

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 was further amended in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133 on January 1, 2001. As of January 1, 2001, we did not have any instruments that met the definition of a derivative under SFAS 133.

     In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft entitled "Business Combinations and Intangibles
Assets -- Accounting for Goodwill." This Exposure Draft, if adopted as proposed, would eliminate the amortization of goodwill against earnings. Instead, it would be written down against earnings only in the periods in which the recorded value of the goodwill is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in June 2001. During 2000, our company amortized $36.5 million of goodwill against earnings. Accordingly, the adoption of this statement, if issued as proposed, would have a material impact on our consolidated results of operations.

     In February 2000, the Financial Accounting Standards Board issued a revised Exposure Draft on "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This Exposure Draft, if adopted as proposed, would require our company to change the accounting methodology we currently use to record closure and post-closure liabilities related to our landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting future obligations to reflect today's dollars. The final statement on this matter is expected to be effective for fiscal years beginning after June 15, 2001. The statement is also expected to require a cumulative effect approach to recognizing transition amounts for existing asset retirement obligations. We do expect the adoption of this standard, if issued as proposed, to have a material impact on our consolidated financial position and results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements and information included herein, including projections of future cash flow, net income, earnings per share, the existence of our ability to achieve revenue growth, including pricing, volume and acquisition growth, in the future, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995 which include, among other things, the discussions of our growth and operating strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and underlying assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, and labor and fuel rates, and inflationary trends turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to obtain financing on acceptable terms to finance our operations and growth strategy and of our company to operate within the limitations imposed by financing arrangements; our ability to repurchase common stock at prices that are accretive to earnings per share; our dependence on key personnel; general economic conditions including but not limited to inflation and changes in fuel, labor and other variable costs that are generally not within our control; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in this section and under the section entitled "BUSINESS -- Risk Factors." We assume no duty to update the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    36
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    37
Consolidated Statements of Operations for each of the Three
  Years Ended December 31, 2000.............................    38
Consolidated Statements of Stockholders' Equity for each of
  the Three Years Ended December 31, 2000...................    39
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 2000.............................    40
Notes to Consolidated Financial Statements..................    41
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for each of the Three Years Ended
  December 31, 2000.........................................    65

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
January 29, 2001.

                            REPUBLIC SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                    ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents..............................  $    2.0    $   13.1
     Restricted cash........................................      84.3        10.3
     Accounts receivable, less allowance for doubtful
      accounts of $13.2 and $14.2 at December 31, 2000 and
      1999, respectively....................................     241.3       250.9
     Prepaid expenses and other current assets..............      78.2        57.7
                                                              --------    --------
          Total Current Assets..............................     405.8       332.0
  PROPERTY AND EQUIPMENT, NET...............................   1,667.8     1,605.5
  INTANGIBLE ASSETS, NET....................................   1,435.0     1,297.3
  OTHER ASSETS..............................................      52.9        53.5
                                                              --------    --------
                                                              $3,561.5    $3,288.3
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................  $  103.4    $   76.1
     Accrued liabilities....................................      89.9        88.3
     Amounts due to former owners...........................      15.3        47.0
     Deferred revenue.......................................      67.6        64.1
     Notes payable and current maturities of long-term
      debt..................................................      56.5        57.2
     Other current liabilities..............................      49.1        52.6
                                                              --------    --------
          Total Current Liabilities.........................     381.8       385.3
  LONG-TERM DEBT, NET OF CURRENT MATURITIES.................   1,200.2     1,152.1
  ACCRUED ENVIRONMENTAL AND LANDFILL COSTS..................     151.9       129.8
  DEFERRED INCOME TAXES.....................................     126.6        94.4
  OTHER LIABILITIES.........................................      26.1        24.0
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 50,000,000
      shares authorized; none issued........................        --          --
     Common stock, par value $.01 per share; 750,000,000
      shares authorized; 175,658,285 and 172,014,285 issued
      and outstanding at December 31, 2000, respectively,
      and 175,481,842 issued and outstanding at December 31,
      1999..................................................       1.8         1.8
     Additional paid-in capital.............................   1,208.4     1,206.3
     Retained earnings......................................     515.6       294.6
     Treasury stock, at cost (3,644,000 shares).............     (50.9)         --
                                                              --------    --------
          Total Stockholders' Equity........................   1,674.9     1,502.7
                                                              --------    --------
                                                              $3,561.5    $3,288.3
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN MILLIONS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE.....................................................  $2,103.3   $1,869.3   $1,375.0
EXPENSES:
  Cost of operations........................................   1,271.3    1,131.9      848.6
  Depreciation, amortization and depletion..................     197.4      163.2      106.3
  Selling, general and administrative.......................     193.9      183.6      135.8
  Other charges.............................................       6.7         --         --
                                                              --------   --------   --------
OPERATING INCOME............................................     434.0      390.6      284.3
INTEREST EXPENSE............................................     (81.6)     (64.2)     (44.7)
INTEREST INCOME.............................................       1.7        3.5        1.5
OTHER INCOME (EXPENSE), NET.................................       2.3       (3.4)       (.9)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     356.4      326.5      240.2
PROVISION FOR INCOME TAXES..................................     135.4      125.7       86.5
                                                              --------   --------   --------
NET INCOME..................................................  $  221.0   $  200.8   $  153.7
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $   1.26   $   1.14   $   1.13
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................     175.0      175.7      135.6
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                             COMMON               ADDITIONAL
                                           INVESTMENT BY      STOCK      COMMON    PAID-IN     RETAINED   TREASURY
                                            AUTONATION     OUTSTANDING   STOCK     CAPITAL     EARNINGS    STOCK
                                           -------------   -----------   ------   ----------   --------   --------
BALANCE AT DECEMBER 31, 1997.............    $   749.8         95.7       $1.0     $     --     $   --     $   --
  Net income.............................         59.9           --         --           --       93.8         --
  Business acquisitions contributed by
     AutoNation..........................        128.3           --         --           --         --         --
  Dividend to AutoNation.................     (2,000.0)          --         --           --         --         --
  Dividend from former subsidiary........        437.3           --         --           --         --         --
  Transfer to additional paid-in
     capital.............................        624.7           --         --       (624.7)        --         --
  Issuance of common stock to
     AutoNation..........................           --         16.5         .2        395.2         --         --
  Sale of common stock...................           --         63.2         .6      1,433.0         --         --
                                             ---------       ------       ----     --------     ------     ------
BALANCE AT DECEMBER 31, 1998.............           --        175.4        1.8      1,203.5       93.8         --
  Net income.............................           --           --         --           --      200.8         --
  Issuance of compensatory stock
     options.............................           --           --         --          2.0         --         --
  Issuance of common stock...............           --           .1         --           .8         --         --
                                             ---------       ------       ----     --------     ------     ------
BALANCE AT DECEMBER 31, 1999.............           --        175.5        1.8      1,206.3      294.6         --
  Net income.............................           --           --         --           --      221.0         --
  Issuance of common stock...............           --           .1         --          2.1         --         --
  Purchases of common stock for
     treasury............................           --         (3.6)        --           --         --      (50.9)
                                             ---------       ------       ----     --------     ------     ------
                                             $      --        172.0       $1.8     $1,208.4     $515.6     $(50.9)
                                             =========       ======       ====     ========     ======     ======

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $   221.0   $   200.8   $   153.7
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
       equipment............................................       95.1        86.0        63.9
     Landfill depletion and amortization....................       61.9        44.3        24.5
     Amortization of intangible assets......................       40.4        32.9        17.9
     Deferred tax provision.................................       29.8        41.9        19.2
     Provision for doubtful accounts........................       11.8         9.6         5.1
     Other non-cash charges.................................        8.0         2.8          --
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Accounts receivable..................................        6.2       (56.0)      (46.9)
       Prepaid expenses and other assets....................      (16.8)      (12.3)      (11.3)
       Accounts payable and accrued liabilities.............         .3       (35.4)      (14.1)
       Other liabilities....................................        4.1         9.2        59.1
                                                              ---------   ---------   ---------
                                                                  461.8       323.8       271.1
                                                              ---------   ---------   ---------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (208.0)     (294.5)     (203.6)
  Proceeds from sale of equipment...........................       12.6         4.9        10.6
  Cash used in business acquisitions, net of cash
     acquired...............................................     (188.1)     (777.9)     (446.1)
  Cash proceeds from business dispositions..................       31.2        40.1        20.9
  Amounts due to former owners..............................      (38.7)      (21.9)         --
  Restricted cash...........................................      (74.0)       (3.2)       11.8
  Other.....................................................         --        (1.2)       (1.0)
                                                              ---------   ---------   ---------
                                                                 (465.0)   (1,053.7)     (607.4)
                                                              ---------   ---------   ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving credit
     facility...............................................      (33.0)     (428.0)      980.0
  Proceeds from issuance of public notes, net of discount...         --       598.5          --
  Proceeds from the sale of common stock....................         --          --     1,433.6
  Proceeds from notes payable and long-term debt............       83.1       181.8        10.6
  Payments of notes payable and long-term debt..............       (7.1)     (202.0)      (61.8)
  Decrease in amounts due to AutoNation.....................         --          --    (1,469.5)
  Proceeds from operating lease facility....................         --        36.1          --
  Issuance of common stock..................................         .9          --          --
  Purchases of common stock for treasury....................      (50.9)         --          --
  Purchases of common stock to fund employee benefit plan...        (.9)         --          --
                                                              ---------   ---------   ---------
                                                                   (7.9)      186.4       892.9
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (11.1)     (543.5)      556.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       13.1       556.6          --
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     2.0   $    13.1   $   556.6
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

     Other charges of $6.7 million for the year ended December 31, 2000 are included in the Consolidated Financial Statements. These costs are primarily related to the early closure of a landfill in south Texas.

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

                            REPUBLIC SERVICES, INC.

     The following unaudited pro forma consolidated statement of operations for the year ended December 31, 2000 excludes the $6.7 million pre-tax charge related primarily to the early closure of a landfill in south Texas:

                                                              YEAR ENDED
                                                           DECEMBER 31, 2000
                                                           -----------------
Revenue..................................................      $2,103.3
Expenses:
  Cost of operations.....................................       1,271.3
  Depreciation, amortization and depletion...............         197.4
  Selling, general and administrative....................         193.9
                                                               --------
Operating income.........................................         440.7
Interest expense.........................................         (81.6)
Interest income..........................................           1.7
Other income (expense), net..............................           2.3
                                                               --------
Income before income taxes...............................         363.1
Provision for income taxes...............................         138.0
                                                               --------
Net income...............................................      $  225.1
                                                               ========
Basic and diluted earnings per share.....................      $   1.29
                                                               ========
Weighted average common and common equivalent shares
  outstanding............................................         175.0
                                                               ========

     The unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not project the Company's results of operations for any future date or period.

     Certain amounts in the 1999 and 1998 Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

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

                            REPUBLIC SERVICES, INC.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     A summary of prepaid expenses and other current assets is as follows:

                                                            DECEMBER 31,
                                                           --------------
                                                           2000     1999
                                                           -----    -----
Inventory................................................  $30.6    $20.3
Prepaid expenses.........................................   21.0     19.7
Other assets.............................................   26.6     17.7
                                                           -----    -----
                                                           $78.2    $57.7
                                                           =====    =====

     Inventories consist primarily of compost materials, equipment parts and supplies that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

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

     The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost". Construction projects must meet the following criteria before interest is capitalized:

     1. Total construction costs are $250,000 or greater,

     2. The construction phase is three months or longer, and

     3. The assets have a useful life of three years or longer.

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $2.9 million, $5.6 million and $.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            REPUBLIC SERVICES, INC.

     A summary of property and equipment is as follows:

                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Other land..........................................  $   91.5    $   82.8
Non-depletable landfill land........................      47.2        46.4
Landfill development costs..........................     865.5       827.6
Vehicles and equipment..............................   1,018.9       961.3
Buildings and improvements..........................     227.1       187.5
Construction-in-progress -- landfill................      46.6        44.3
Construction-in-progress -- other...................      18.0        24.4
                                                      --------    --------
                                                       2,314.8     2,174.3
                                                      --------    --------
Less: Accumulated depreciation, depletion and
  amortization--
  Landfill development costs........................    (179.5)     (135.1)
  Vehicles and equipment............................    (428.9)     (399.9)
  Building and improvements.........................     (38.6)      (33.8)
                                                      --------    --------
                                                        (647.0)     (568.8)
                                                      --------    --------
  Property and equipment, net.......................  $1,667.8    $1,605.5
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

     During the year ended December 31, 2000, the Company recorded a $6.7 million pre-tax charge primarily related to the early closure of a landfill in south Texas.

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $129.9 million and $100.4 million at December 31, 2000 and 1999, respectively.

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

                            REPUBLIC SERVICES, INC.

ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                            DECEMBER 31,
                                                           --------------
                                                           2000     1999
                                                           -----    -----
Accrued payroll and benefits.............................  $24.3    $24.1
Accrued disposal costs...................................   15.5     15.5
Accrued fees and taxes...................................   23.2     17.5
Other....................................................   26.9     31.2
                                                           -----    -----
                                                           $89.9    $88.3
                                                           =====    =====

OTHER CURRENT LIABILITIES

     A summary of other current liabilities is as follows:

                                                             DECEMBER 31,
                                                             -------------
                                                             2000    1999
                                                             -----   -----
Accrued environmental and landfill costs, current
  portion..................................................  $16.8   $23.7
Self-insurance reserves, current...........................   22.1    21.7
Other......................................................   10.2     7.2
                                                             -----   -----
                                                             $49.1   $52.6
                                                             =====   =====

REVENUE RECOGNITION

     Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Collection, transfer and disposal, and other services accounted for approximately 76.0%, 16.8% and 7.2%, respectively, of consolidated revenue for the year ended December 31, 2000. Advance billings are recorded as deferred revenue, and revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10.0% of the Company's consolidated revenues in any of the past three years.

INCOME TAXES

     Effective with the Initial Public Offering in July 1998, the Company was no longer included in the consolidated federal income tax return of AutoNation. For the periods prior to the Initial Public Offering, all tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

COMPREHENSIVE INCOME

     The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

STATEMENTS OF CASH FLOWS

     The Company considers all unrestricted highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as

                            REPUBLIC SERVICES, INC.

discussed in Note 3, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

     The Company made interest payments on notes payable and long-term debt of approximately $83.4 million, $53.7 million and $44.0 million (net of capitalized interest of $2.9 million, $5.6 million and $.8 million) for the years ended December 31, 2000, 1999 and 1998, respectively. The Company made income tax payments of approximately $89.3 million, $100.3 million and $65.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company's fixed rate unsecured notes using an estimate of interest rates currently available to the Company is $617.0 million at December 31, 2000. The carrying value of the unsecured notes is $598.8 million at December 31, 2000. The carrying amounts of the Company's remaining notes payable and long-term debt approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 was further amended in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 on January 1, 2001. As of January 1, 2001, the Company did not have any instruments that met the definition of a derivative under SFAS 133.

     In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft entitled "Business Combinations and Intangibles
Assets -- Accounting for Goodwill". This Exposure Draft, if adopted as proposed, would eliminate the amortization of goodwill against earnings. Instead, it would be written down against earnings only in the periods in which the recorded value of the goodwill is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in June 2001. During 2000, the Company amortized $36.5 million of goodwill against earnings. Accordingly, the adoption of

                            REPUBLIC SERVICES, INC.

this statement, if issued as proposed, would have a material impact on the Company's consolidated results of operations.

     In February 2000, the Financial Accounting Standards Board issued a revised Exposure Draft on "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This Exposure Draft, if adopted as proposed, would require the Company to change the accounting methodology currently used to record closure and post-closure liabilities related to landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting future obligations to reflect today's dollars. The final statement on this matter is expected to be effective for fiscal years beginning after June 15, 2001. The statement is also expected to require a cumulative effect approach to recognizing transition amounts for existing asset retirement obligations. The Company does expect the adoption of this standard, if issued as proposed, to have a material impact on its consolidated financial position and results of operations.

3.  BUSINESS COMBINATIONS

     Businesses acquired and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets for approximately $230.0 million in cash. In October 1999, regulatory approval relating to the acquisition of certain of the assets was denied. The agreement was subsequently amended for the Company to acquire one landfill operation, five transfer stations and a subset of small container hauling assets from four collection operations. By September 30, 2000, the Company had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during 2000. In addition, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $28.6 million. All of these transactions have been accounted for under the purchase method of accounting.

     In September 1998, the Company signed an agreement with Waste Management, Inc. ("Waste Management") to acquire assets and to enter into disposal agreements at various Waste Management facilities. By June 1999, the Company had completed the purchase of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during the six months ended June 30, 1999. The assets purchased included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, and were accounted for under the purchase method of accounting.

     In addition to the acquisitions from Allied and Waste Management, the Company also acquired various other solid waste businesses during the years ended December 31, 2000 and 1999, which were accounted for under the purchase method of accounting. The aggregate purchase price the Company paid in these transactions was $102.5 and $430.8 million in cash, respectively.

     During 2000 and 1999, $30.9 million and $328.8 million, respectively, of the total purchase price paid for acquisitions was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

     During the year ended 1998, AutoNation acquired various solid waste businesses which were contributed to the Company. The aggregate purchase price paid by AutoNation in transactions accounted for under the purchase method of accounting was $128.3 million, consisting of $60.3 million in cash and approximately 3.4 million shares of AutoNation common stock valued at $68.0 million. Subsequent to the Initial Public

                            REPUBLIC SERVICES, INC.

Offering, the Company acquired various solid waste businesses. The aggregate purchase price paid by the Company in transactions accounted for under the purchase method of accounting was $450.5 million consisting of cash and certain properties. In addition, during 1998, $81.0 million of the total purchase price paid for acquisitions was allocated to landfill airspace.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Property and equipment......................................  $120.7   $421.1   $191.5
Cost in excess of net assets acquired.......................   253.4    419.3    577.2
Working capital deficit.....................................     (.6)   (47.9)  (102.7)
Long-term debt assumed......................................    (4.2)    (2.3)   (47.3)
Other assets (liabilities), net.............................   (15.8)   (12.3)   (46.4)
Net purchase price paid with assets.........................  (165.4)      --       --
Investment by AutoNation....................................      --       --   (126.2)
                                                              ------   ------   ------
Cash used in acquisitions, net of cash acquired.............  $188.1   $777.9   $446.1
                                                              ======   ======   ======

     The Company's unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Revenue.............................................  $2,215.9    $2,104.3
Net income..........................................  $  224.3    $  207.1
Basic and diluted earnings per share................  $   1.28    $   1.18
Weighted average common and common equivalent shares
  outstanding.......................................     175.0       175.7

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

4.  LANDFILL AND ACCRUED ENVIRONMENTAL COSTS

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     A summary of accrued environmental and landfill costs is as follows:

                                                           DECEMBER 31,
                                                         ----------------
                                                          2000      1999
                                                         ------    ------
Accrued landfill site closure and post-closure costs...  $167.6    $152.3
Accrued environmental costs............................     1.1       1.2
                                                         ------    ------
                                                          168.7     153.5
Less: current portion (included in other current
  liabilities).........................................   (16.8)    (23.7)
                                                         ------    ------
                                                         $151.9    $129.8
                                                         ======    ======

                            REPUBLIC SERVICES, INC.

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

TOTAL AVAILABLE DISPOSAL CAPACITY

     As of December 31, 2000, the Company owned or operated 53 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

                            REPUBLIC SERVICES, INC.

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

     Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company's expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus likely to be permitted airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including likely to be permitted airspace where appropriate.

CLOSURE AND POST-CLOSURE COSTS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $23.4 million, $17.9 million and $11.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of December 31, 2000, assuming that all available landfill capacity is used, the Company expects to expense approximately $534.6 million of such costs over the remaining lives of these facilities.

                            REPUBLIC SERVICES, INC.

     The expected future payments for closure and post-closure costs as of December 31, 2000 are as follows:

YEAR ENDING
DECEMBER 31,
------------
  2001......................................................     $ 16.8
  2002......................................................       11.6
  2003......................................................       16.0
  2004......................................................       18.9
  2005......................................................       11.1
  Thereafter................................................      627.8
                                                                 ------
                                                                 $702.2
                                                                 ======

ENVIRONMENTAL COSTS

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 2000, 1999 and 1998.

5.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
$225.0 million unsecured notes, net of unamortized discount
  of $.7 million and $1.0 million, respectively; interest
  payable semi-annually in May and November at 6 5/8%;
  principal due at maturity in 2004.........................  $  224.3    $  224.0
$375.0 million unsecured notes, net of unamortized discount
  of $.5 million; interest payable semi-annually in May and
  November at 7 1/8%; principal due at maturity in 2009.....     374.5       374.5
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR based rates (7.14% at December 31,
  2000); $500.0 million matures July 2001 and $500.0 million
  matures July 2003.........................................     465.0       552.0
Tax-exempt bonds; interest rates that float based on
  prevailing market rates (ranging from 4.4% to 5.2% at
  December 31, 2000); maturities ranging from 2001 to
  2030......................................................      99.5        42.0
Other notes including unsecured and secured by real
  property, equipment and other assets; interest rates
  ranging from 4.2% to 13.0%; maturing through 2012.........      93.4        16.8
                                                              --------    --------
                                                               1,256.7     1,209.3
Less: Current portion.......................................     (56.5)      (57.2)
                                                              --------    --------
                                                              $1,200.2    $1,152.1
                                                              ========    ========

                            REPUBLIC SERVICES, INC.

     Aggregate maturities of notes payable and long-term debt as of December 31, 2000 are as follows:

YEAR ENDING
DECEMBER 31,
------------
2001.....................................................      $   56.5
2002.....................................................           1.9
2003.....................................................         466.9
2004.....................................................         226.8
2005.....................................................           1.7
Thereafter...............................................         502.9
                                                               --------
                                                               $1,256.7
                                                               ========

     As of December 31, 2000, the Company had approximately $422.0 million of availability under the short-term portion of the credit facility.

     As of December 31, 2000, the Company had $84.3 million of restricted cash of which $58.8 million were proceeds from the issuance of tax-exempt bonds and will be used to fund capital expenditures under the terms of the bonds.

     The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 2000, the Company was in compliance with the financial covenants under these agreements.

6.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              -------   -------   ------
Current:
  Federal...................................................  $ 93.9    $ 69.9    $59.8
  State.....................................................    11.7      13.9      7.5
Federal and state deferred..................................    29.8      50.6     23.2
Change in valuation allowance...............................      --      (8.7)    (4.0)
                                                              ------    ------    -----
Provision for income taxes..................................  $135.4    $125.7    $86.5
                                                              ======    ======    =====

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
Non-deductible expenses.....................................    1.3       1.2       1.3
State income taxes, net of federal benefit..................    3.0       3.5       2.1
Other, net..................................................   (1.3)     (1.2)     (2.4)
                                                               ----      ----      ----
Effective income tax rate...................................   38.0%     38.5%     36.0%
                                                               ====      ====      ====

                            REPUBLIC SERVICES, INC.

     Components of the net deferred income tax liability in the accompanying Consolidated Balance Sheets are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Book basis in property over tax basis.......................  $137.5    $107.5
Accruals not currently deductible...........................   (10.9)    (13.1)
                                                              ------    ------
Net deferred income tax liability...........................  $126.6    $ 94.4
                                                              ======    ======

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

     In July 2000, the Company announced that the Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock. In October 2000, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100.0 million of its Common Stock. As of December 31, 2000, the Company paid $50.9 million to repurchase 3.6 million shares of its Common Stock.

                            REPUBLIC SERVICES, INC.

8.  STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. The Company has reserved 20.0 million shares of Common Stock for issuance pursuant to options granted under the Stock Incentive Plan. As of December 31, 2000, there were 5.8 million stock options reserved for future grants under the Stock Incentive Plan.

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

     The following table summarizes stock option activity from the Initial Public Offering through December 31, 2000:

                                                                       WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options outstanding at Initial Public Offering..............     --         $   --
Granted.....................................................     .6          18.12
                                                              -----         ------
Options outstanding at December 31, 1998....................     .6          18.12
Granted to replace AutoNation options.......................    8.0          17.38
Granted, other..............................................    6.5          15.47
Cancelled...................................................    (.1)         17.68
                                                              -----         ------
Options outstanding at December 31, 1999....................   15.0          16.57
Granted.....................................................     .3          13.07
Exercised...................................................    (.1)         10.38
Cancelled...................................................   (1.1)         16.57
                                                              -----         ------
Options outstanding at December 31, 2000....................   14.1         $16.54
                                                              =====         ======

                            REPUBLIC SERVICES, INC.

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 2000:

                                                      OUTSTANDING                 EXERCISABLE
                                            --------------------------------   ------------------
                                                      WEIGHTED-
                                                       AVERAGE     WEIGHTED-            WEIGHTED-
                                                      REMAINING     AVERAGE              AVERAGE
                                                     CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE                     SHARES   LIFE (YRS.)     PRICE     SHARES     PRICE
-----------------------                     ------   -----------   ---------   ------   ---------
$ 3.39 -- $13.55..........................    2.8        8.7        $11.86       .7      $11.81
$13.56 -- $16.93..........................     .8        3.9         15.88       .7       15.93
$16.94 -- $20.32..........................   10.3        5.8         17.75      6.5       17.63
$20.33 -- $33.88..........................     .2        7.8         23.81       .1       24.78
                                             ----        ---        ------      ---      ------
                                             14.1        6.3        $16.54      8.0      $17.10
                                             ====        ===        ======      ===      ======

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

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Pro forma net income.....................................  $  203.2   $  177.4   $  122.0
Pro forma earnings per share.............................      1.16       1.01        .90
Pro forma weighted-average fair value of the Company's
  stock options granted..................................     12.67       7.02      17.16
Risk free interest rates.................................       5.0%       6.3%       4.8%
Expected lives...........................................   5 years    5 years    5 years
Expected volatility......................................      40.0%      40.0%      40.0%

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

     Earnings per share for the year ended December 31, 1998 includes the retroactive effect of the recapitalization of the 100 shares of Common Stock held by AutoNation into 95.7 million shares of Common Stock.

                            REPUBLIC SERVICES, INC.

     Earnings per share is calculated as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Numerator:
  Net income................................................  $221.0   $200.8   $153.7
                                                              ------   ------   ------
Denominator:
  Denominator for basic earnings per share..................   174.7    175.4    135.6
  Effect of dilutive securities -- Options to purchase
     common stock...........................................      .3       .3       --
                                                              ------   ------   ------
     Denominator for diluted earnings per share.............   175.0    175.7    135.6
                                                              ------   ------   ------
     Basic and diluted earnings per share...................  $ 1.26   $ 1.14   $ 1.13
                                                              ======   ======   ======
Antidilutive securities not included in the diluted earnings per share calculation:
     Options to purchase common stock.......................    12.3      9.0       --
     Weighted-average exercise price........................  $17.42   $18.23   $   --

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

     In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's Common Stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. In December 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. In February 2001, the Court granted the defendants' motion to dismiss the consolidated complaint. In that order, the Court granted plaintiffs leave to file an amended complaint by March 7, 2001. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, result of operations or cash flows in one or more future periods.

LEASE COMMITMENTS

     During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). At December 31, 2000, $89.4 million was outstanding under the lease facility. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years. Rent expense during the year ended December 31, 2000 was approximately $25.3 million.

                            REPUBLIC SERVICES, INC.

     Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2000 are as follows:

YEAR ENDING
DECEMBER 31,
------------
2001........................................................  $ 18.7
2002........................................................    90.8
2003........................................................     2.2
2004........................................................     1.1
2005........................................................      .7
Thereafter..................................................     8.0
                                                              ------
                                                              $121.5
                                                              ======

LIABILITY INSURANCE

     The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker's compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

     The Company's insurance programs for worker's compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

     The Company's liabilities for unpaid and incurred but not reported claims at December 31, 2000 was $41.1 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, insurance policies, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 2000, surety bonds and letters of credit totaling $741.7 million were outstanding, which expire through 2007.

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

                            REPUBLIC SERVICES, INC.

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

11.  RELATED PARTY TRANSACTIONS

     The following is an analysis of activity in the due to AutoNation account:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Balance at beginning of period..............................     $107.8
AutoNation overhead allocations.............................        7.5
Service Agreement fees......................................        7.5
Insurance allocations.......................................        9.7
Self-insurance reserve allocations..........................       (9.8)
Intercompany purchases......................................       42.4
Income taxes................................................       24.0
Cash transfers..............................................      (49.6)
Repayment in shares of Common Stock.........................     (139.5)
                                                                 ------
Balance at end of period....................................     $   --
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

     Prior to the Initial Public Offering, AutoNation's corporate general and administrative costs not specifically attributable to its operating subsidiaries were allocated to the Company based upon the ratio of the Company's invested capital to AutoNation's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative costs and were approximately $7.5 million for the year ended December 31, 1998. This amount approximates management's estimate of AutoNation's corporate general and administrative costs required to support the Company's operations. Management believes that the amounts allocated to the Company were reasonable and were no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

     In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation provided to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to $.9 million per month. The Company believes that the fees for services provided under the Services Agreement were no less favorable to the Company than could be obtained by the Company internally or from unaffiliated third parties. Charges under the Services Agreement for the years ended December 31, 1999 and 1998 were $5.3 million and $7.5 million, respectively, and are included in selling, general and administrative expenses.

                            REPUBLIC SERVICES, INC.

     Prior to the Initial Public Offering, the Company participated in AutoNation's combined risk management programs for property, casualty and general liability insurance. The Company was charged an annual premium of $9.7 million for the year ended December 31, 1998.

     Notes payable to a former subsidiary represent borrowings prior to the Initial Public Offering under revolving credit facilities to fund the Company's operations and to repay debt assumed in acquisitions. Borrowings under these facilities bore interest at prime plus 50 basis points and were payable on demand. In July 1998, the Company repaid these notes through the issuance of approximately 10.7 million shares of Common Stock. Interest expense on these notes was $9.7 million for the year ended December 31, 1998.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2000 and 1999:

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenue.........................................  2000   $501.5    $533.5    $539.1    $529.2
                                                  1999   $407.6    $463.8    $499.9    $498.0
Operating income................................  2000   $101.7    $115.9    $107.5    $108.9
                                                  1999   $ 79.4    $102.6    $103.5    $105.1
Net income......................................  2000   $ 50.2    $ 59.2    $ 55.0    $ 56.6
                                                  1999   $ 43.4    $ 54.5    $ 52.5    $ 50.4
Basic and diluted net income per share..........  2000   $  .29    $  .34    $  .31    $  .33
                                                  1999   $  .25    $  .31    $  .30    $  .29
Weighted average common and common equivalent
  shares outstanding............................  2000    175.5     175.9     175.7     173.1
                                                  1999    175.4     176.5     175.5     175.5

     The Company's operating results for 2000 were affected by a $6.7 million non-recurring charge that was recorded during the third quarter. This charge related primarily to the early closure of a landfill in south Texas.

     The Company's operating results for 1999 were affected by a $6.9 million non-recurring charge related to the Company's separation from AutoNation. This charge was recorded during the first, third and fourth quarters in the amounts of $4.0 million, $2.4 million and $.5 million, respectively. The Company also recorded a $2.9 million loss on the sale of its collection and disposal business in Costa Rica during the fourth quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
3.1       --   Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
3.2       --   Certificate of Amendment to Amended and Restated Certificate
               of Incorporation of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on
               Form S-8, Registration No. 333-81801, filed with the
               Commission on June 29, 1999).
3.3       --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1       --   The Company's Common Stock Certificate (incorporated by
               reference to Exhibit 4.4 of the Company's Registration
               Statement on Form S-8, Registration No. 333-81801, filed
               with the Commission on June 29, 1999).
4.2       --   Long Term Credit Agreement dated July 10, 1998 among the
               Company, Bank of America National Trust and Savings
               Association, as Administrative Agent, and the several
               financial institutions party thereto (incorporated by
               reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.3       --   Indenture dated May 24, 1999 between the Company and The
               Bank of New York, as trustee (incorporated by reference to
               Exhibit 4.3 of the Company's Annual Report on Form 10-K for
               the year ended December 31, 1999).
4.4       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.4 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.5       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $25,000,000 (incorporated by reference to Exhibit 4.5 of the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.6       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.6 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.7       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $175,000,000 (incorporated by reference to Exhibit 4.7 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
10.1      --   Separation and Distribution Agreement dated June 30, 1998 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
               Report on Form 10-Q for the period ended June 30, 1998).
10.2      --   Amended and Restated Employee Benefits Agreement dated March
               4, 1999 by and between the Company and AutoNation, Inc.
               (incorporated by reference to Exhibit 10.2 of the Company's
               Amendment No. 1 to Registration Statement on Form S-1,
               Registration No. 333-73259, filed with the Commission on
               March 31, 1999).
10.3      --   Services Agreement dated June 30, 1998 by and between the
               Company and AutoNation, Inc. (incorporated by reference to
               Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
               for the period ended June 30, 1998).
10.4      --   First Amendment to Services Agreement dated March 4, 1999 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Amendment No.
               1 to Registration Statement on Form S-1, Registration No.
               333-73259, filed with the Commission on March 31, 1999).

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
10.5      --   Tax Indemnification and Allocation Agreement dated June 30,
               1998 by and between the Company and AutoNation, Inc.
               (incorporated by reference to Exhibit 10.4 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
10.6      --   1998 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.5 of the Company's Amendment No. 2 to
               Registration Statement on Form S-1, filed with the
               Commission on June 29, 1998).
10.7*     --   Employment Agreement dated October 25, 2000 by and between
               James E. O'Connor and the Company.
10.8*     --   Amended and Restated Employment Agreement dated October 12,
               2000 by and between James H. Cosman and the Company.
10.9*     --   Employment Agreement dated October 25, 2000 by and between
               Tod C. Holmes and the Company.
10.10*    --   Employment Agreement dated October 25, 2000 by and between
               David A. Barclay and the Company.
21.1*     --   Subsidiaries of the Company.

---------------

* filed herewith

     (b) Financial Statement Schedule. The following financial statement schedule is filed on page 65 herewith:

     Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2000.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (c) Reports on Form 8-K:

     Form 8-K, filed and dated October 25, 2000, including a press release announcing the Company's operating results for the three and nine months ended September 30, 2000, and a press release announcing the board of directors' approval of an additional $100.0 million for the Company's Common Stock repurchase program.

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

February 21, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----              -----------------

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board          February 21, 2001
-----------------------------------------------------
                  H. Wayne Huizenga

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director     February 21, 2001
-----------------------------------------------------
                  Harris W. Hudson

                /s/ JAMES E. O'CONNOR                  Chief Executive Officer and    February 21, 2001
-----------------------------------------------------    Director (principal
                  James E. O'Connor                      executive officer)

                  /s/ TOD C. HOLMES                    Senior Vice President and      February 21, 2001
-----------------------------------------------------    Chief Financial Officer
                    Tod C. Holmes                        (principal financial
                                                         officer)

               /s/ CHARLES F. SERIANNI                 Chief Accounting Officer       February 21, 2001
-----------------------------------------------------    (principal accounting
                 Charles F. Serianni                     officer)

                 /s/ JOHN W. CROGHAN                   Director                       February 21, 2001
-----------------------------------------------------
                   John W. Croghan

               /s/ RAMON A. RODRIGUEZ                  Director                       February 21, 2001
-----------------------------------------------------
                 Ramon A. Rodriguez

                /s/ ALLAN C. SORENSEN                  Director                       February 21, 2001
-----------------------------------------------------
                  Allan C. Sorensen

                            REPUBLIC SERVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                 BALANCE AT   ADDITIONS    ACCOUNTS              BALANCE AT
                                                 BEGINNING    CHARGED TO   WRITTEN                  END
                                                  OF YEAR       INCOME       OFF      OTHER(1)    OF YEAR
                                                 ----------   ----------   --------   --------   ----------
CLASSIFICATIONS
Allowance for doubtful accounts:
  2000.........................................    $14.2        $11.8       $(14.9)    $ 2.1       $13.2
  1999.........................................     22.1          9.6        (19.8)      2.3        14.2
  1998.........................................     13.6          5.1         (7.2)     10.6        22.1

---------------

(1) Allowance of acquired businesses.