Form 10-Q
period 2001-03-31
REPUBLIC SERVICES INC
filed 2001-05-10
CIK 1060391

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 4, 2001, the registrant had outstanding 170,651,483 shares of Common Stock, par value $.01 per share.

================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31,
          2001 (Unaudited) and December 31, 2000......................       3

        Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2001 and 2000..........       4

        Unaudited Condensed Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 2001............       5

        Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2001 and 2000..........       6

        Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................       7

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      16

ITEM 3. Quantitative and Qualitative Disclosures about Market
          Risk........................................................      24


                            PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.............................................      25
ITEM 6. Exhibits and Reports on Form 8-K..............................      25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)



                                                                           March 31,       December 31,
                                                                             2000             2001
                                                                          ----------       ------------
                                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................        $     19.4       $      2.0
  Restricted cash ................................................              64.4             84.3
  Accounts receivable, less allowance for doubtful accounts
     of $13.2 ....................................................             250.6            241.3
  Prepaid expenses and other current assets ......................              68.3             78.2
                                                                          ----------       ----------
            Total Current Assets .................................             402.7            405.8
PROPERTY AND EQUIPMENT, NET ......................................           1,697.4          1,667.8
INTANGIBLE ASSETS, NET ...........................................           1,419.3          1,435.0
OTHER ASSETS .....................................................              51.9             52.9
                                                                          ----------       ----------
                                                                          $  3,571.3       $  3,561.5
                                                                          ==========       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................................        $     61.0       $    103.4
  Accrued liabilities ............................................             104.6             89.9
  Amounts due to former owners ...................................               6.8             15.3
  Deferred revenue ...............................................              77.7             67.6
  Notes payable and current maturities of long-term debt .........             117.3             56.5
  Other current liabilities.......................................              46.5             49.1
                                                                          ----------       ----------
            Total Current Liabilities ............................             413.9            381.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES ........................           1,141.0          1,200.2
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS .........................             153.1            151.9
DEFERRED INCOME TAXES ............................................             132.5            126.6
OTHER LIABILITIES ................................................              25.9             26.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued ..............................              --               --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 176,006,875 and 175,858,285 issued, including
     shares held in treasury, respectively........................               1.8              1.8
  Additional paid-in capital .....................................           1,214.0          1,208.4
  Retained earnings ..............................................             565.2            515.6
  Treasury stock, at cost (5,258,800 and 3,644,000 shares,
     respectively) ...............................................             (76.1)           (50.9)
                                                                          ----------       ----------
            Total Stockholders' Equity ...........................           1,704.9          1,674.9
                                                                          ----------       ----------
                                                                          $  3,571.3       $  3,561.5
                                                                          ==========       ==========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)

                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     2001            2000
                                                  ---------       ---------

REVENUE ..................................        $   535.4       $   501.5
EXPENSES:
  Cost of operations .....................            329.7           306.1
  Depreciation, amortization and depletion             50.3            46.3
  Selling, general and administrative ....             56.5            47.4
                                                  ---------       ---------
OPERATING INCOME .........................             98.9           101.7
INTEREST EXPENSE .........................            (20.9)          (20.4)
INTEREST INCOME...........................               .7              .1
OTHER INCOME (EXPENSE), NET ..............              1.3              .2
                                                  ---------       ---------
INCOME BEFORE INCOME TAXES ...............             80.0            81.6
PROVISION FOR INCOME TAXES ...............             30.4            31.4
                                                  ---------       ---------
NET INCOME ...............................        $    49.6       $    50.2
                                                  =========       =========
BASIC AND DILUTED EARNINGS PER SHARE .....        $     .29       $     .29
                                                  =========       =========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........            171.8           175.5
                                                  =========       =========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)


                                                Common                 Additional
                                                 Stock       Common      Paid-in       Retained       Treasury
                                              Outstanding    Stock       Capital       Earnings         Stock
                                                 -----       ------      --------      --------        -------
BALANCE AT DECEMBER 31, 2000 ..........          172.0       $  1.8      $1,208.4      $  515.6        $ (50.9)
  Net income...........................             --           --            --          49.6            --
  Issuance of common stock ............             .3           --           5.6            --            --
  Purchase of common stock for treasury           (1.6)          --            --            --          (25.2)
                                                 -----       ------      --------      --------        -------
BALANCE AT MARCH 31, 2001 .............          170.7       $  1.8      $1,214.0      $  565.2        $ (76.1)
                                                 =====       ======      ========      ========        =======




         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................        $   49.6       $   50.2
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ......................................            39.3           36.9
     Amortization of intangible assets.....................            11.0            9.4
     Deferred tax provision................................             6.0           10.0
     Provision for doubtful accounts.......................             3.8            2.5
     Other non-cash charges ...............................              .1            (.2)
     Changes in assets and liabilities, net of effects from
        business acquisitions:
       Accounts receivable ................................            (9.8)           7.7
       Prepaid expenses and other assets...................            10.0           (2.8)
       Accounts payable and accrued liabilities............           (43.6)         (20.5)
       Other liabilities ..................................            19.8           22.1
                                                                   --------       --------
                                                                       86.2          115.3
                                                                   --------       --------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................           (39.2)         (49.2)
  Proceeds from sale of equipment .........................             2.2            6.5
  Cash used in business acquisitions, net of cash
     acquired .............................................            (7.4)         (48.1)
  Cash proceeds from business dispositions ................             3.5             .8
  Amounts due and contingent payments to former owners ....           (29.0)         (20.4)
  Restricted cash .........................................            19.9            1.4
                                                                   --------       --------
                                                                      (50.0)        (109.0)
                                                                   --------       --------
CASH USED IN FINANCING ACTIVITIES:
  Payments of notes payable and long-term debt ............            (4.4)          (2.4)
  Net proceeds from (payments on) revolving credit facility             6.0          (17.0)
  Issuance of common stock ................................             4.9             --
  Purchases of common stock for treasury ..................           (25.2)            --
  Purchases of common stock to fund employee benefit
    plan ..................................................             (.1)            --
                                                                   --------       --------
                                                                      (18.8)         (19.4)
                                                                   --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........            17.4          (13.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........             2.0           13.1
                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................        $   19.4       $     --
                                                                   ========       ========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (All tables in millions, except per share data)

1. BASIS OF PRESENTATION

    Republic Services, Inc. (together with its subsidiaries, the "Company") is a leading provider of non-hazardous solid waste collection and disposal services in the United States.

    The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 2000.

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

    The Company acquired various solid waste businesses during the three months ended March 31, 2001. The aggregate purchase price paid by the Company in these transactions was $7.4 million in cash.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets. By March 31, 2000, the Company had completed the purchase of certain assets for approximately $57.8 million in cash, $38.1 million of which were acquired during the three months ended March 31, 2000. By September 30, 2000, the Company had completed the purchase of these assets for approximately $105.5 million in cash. In October 1999, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the three months ended March 31, 2000. The aggregate purchase price paid by the Company in these transactions was $10.0 million in cash.

    During the three months ended March 31, 2001 and 2000, $20.2 million and $26.3 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                             Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          2001         2000
                                                         ------       -------

Property and equipment ..........................        $  2.1       $  51.4
Cost in excess of net assets acquired ...........           5.7          56.6
Other assets ....................................            --           (.5)
Working capital deficit .........................           (.4)        (41.8)
Debt assumed ....................................            --          (4.0)
Other liabilities ...............................            --         (13.6)
                                                         ------       -------
  Cash used in acquisitions, net of cash
    acquired ....................................        $  7.4       $  48.1
                                                         ======       =======

    Pro forma consolidated results of operations including acquisitions accounted for under the purchase method of accounting are not materially different than actual results and therefore have not been presented.

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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of March 31, 2001, the Company owned or operated 53 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $4.7 million and $5.1 million during the three months ended March 31, 2001 and 2000, respectively.

    A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of March 31, 2001, assuming that all available landfill capacity is used, the Company expects to expense approximately $533.6 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2001 and 2000.

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

    The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost". Construction projects must meet the following criteria before interest is capitalized:

    1.  Total construction costs are $50,000 or greater,

    2.  The construction phase is one month or longer, and

    3.  The assets have a useful life of one year or longer.

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $.3 million and $.7 million for the three months ended March 31, 2001 and 2000, respectively.

    A summary of property and equipment is as follows:

                                               March 31,      December 31,
                                                 2001             2000
                                               --------       ------------

Other land ..................................  $   92.1         $   91.5
Non-depletable landfill land ................      48.8             47.2
Landfill development costs ..................     917.1            865.5
Vehicles and equipment ......................   1,052.4          1,018.9
Buildings and improvements ..................     233.8            227.1
Construction-in-progress-landfill ...........      20.5             46.6
Construction-in-progress-other ..............      13.1             18.0
                                               --------         --------
                                                2,377.8          2,314.8
                                               --------         --------
Less: Accumulated depreciation, depletion and
  amortization--
  Landfill development costs ................    (193.6)          (179.5)
  Vehicles and equipment ....................    (446.4)          (428.9)
  Building and improvements .................     (40.4)           (38.6)
                                               --------         --------
                                                 (680.4)          (647.0)
                                               --------         --------
Property and equipment, net .................  $1,697.4         $1,667.8
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

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over a period of forty years or less on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $138.4 million and $129.9 million at March 31, 2001 and December 31, 2000, respectively.

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

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                March 31,        December 31,
                                                                                  2001              2000
                                                                                ---------        ------------
     $225.0 million unsecured notes, net of unamortized discount of $.7 million; interest payable semi-annually in May and
       November at 6 5/8%; principal due at maturity in 2004................    $  224.3            $224.3
     $375.0 million unsecured notes, net of unamortized discount of $.5 million; interest payable semi-annually in May and
       November at 7 1/8%; principal due at maturity in 2009................       374.5             374.5
     $1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; $500.0 million matures
       July 2001 and $500.0 million matures 2003............................       495.0             465.0
     Tax-exempt bonds; interest rates that float based on
       prevailing market rates..............................................        96.4              99.5
     Other debt; unsecured and secured by real property,
       equipment and other assets...........................................        68.1              93.4
                                                                                --------          --------
                                                                                 1,258.3           1,256.7
     Less: Current portion..................................................      (117.3)            (56.5)
                                                                                ---------         --------
                                                                                $1,141.0          $1,200.2
                                                                                ========          ========

    As of March 31, 2001, the Company had $391.5 million of availability under the short-term portion of the credit facility.

    As of March 31, 2001, the Company had $64.4 million of restricted cash, of which $55.8 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures.

    Interest expense paid was $11.6 million (net of $.3 million of capitalized interest) and $11.6 million (net of $.7 million of capitalized interest) for the three months ended March 31, 2001 and 2000, respectively.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. During the three months ended December 31, 2000, the Company lowered its anticipated annual effective tax rate for 2000 from 38.5% to 38.0%. Income taxes paid were $14.2 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively.

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

    A summary of stock option transactions for the three months ended March 31, 2001 is as follows:


                                                                          Weighted-Average
                                                               Shares      Exercise Price
                                                               ------     ----------------

   Options outstanding at beginning of year................    14.1             $16.54
   Granted.................................................     2.0              14.56
   Exercised...............................................     (.3)             14.68
   Cancelled...............................................     (.5)             16.96
                                                               ----             ------
   Options outstanding at March 31, 2001...................    15.3             $16.31
                                                               ----             ------
   Options exercisable at March 31, 2001...................     9.0             $17.29
                                                               ====             ======


9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

    In July 2000, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. In October 2000, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100.0 million of its common stock. As of March 31, 2001, the Company repurchased 5,258,800 shares of its stock for $76.1 million.

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

    Earnings per share for the three months ended March 31, 2001 and 2000 is calculated as follows (in thousands, except per share data):

                                                          Three Months
                                                         Ended March 31,
                                                     ------------------------
                                                       2001            2000
                                                     --------        --------
Numerator:
  Net income ................................        $ 49,600        $ 50,200
                                                     ========        ========
Denominator:
  Denominator for basic earnings per share ..         171,185         175,482
  Effect of dilutive securities-- Options to
    purchase common stock ...................             606              11
                                                     --------        --------
   Denominator for diluted earnings
    per share................................         171,791         175,493
                                                     ========        ========
   Basic and diluted earnings per share .....        $    .29        $    .29
                                                     ========        ========
Antidilutive securities not included in the
  diluted earnings per share calculation:
   Options to purchase common stock .........           9,967          14,813
   Weighted average exercise price ..........        $  17.88        $  16.60


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

    In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. In 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. In February 2001, the Court granted the defendants' motion to dismiss the consolidated complaint. The plaintiffs have moved for reconsideration of the Court's order granting dismissal of the lawsuit. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, result of operations or cash flows in one or more future periods.

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

    The Company's liabilities for unpaid and incurred but not reported claims at March 31, 2001 were $42.2 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At March 31, 2001, surety bonds and letters of credit totaling $722.1 million were outstanding and will expire on various dates through 2007. In addition, at March 31, 2001, the Company had $64.4 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2000.

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 145 collection companies in 22 states. We also own or operate 83 transfer stations and 53 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling and composting operations.

    The following table reflects our total revenue by source for the three months ended March 31, 2001 and 2000 (in millions):


                                                  Three Months Ended
                                                        March 31,
                                    -------------------------------------------------
                                            2001                          2000
                                    --------------------          -------------------
Collection:
  Residential .................     $113.1          21.1%         $102.3         20.4%
  Commercial ..................      168.6          31.5           150.1         29.9
  Industrial ..................      122.4          22.9           114.8         22.9
  Other .......................       11.3           2.1            11.8          2.4
                                    ------         -----          ------        -----
          Total collection ....      415.4          77.6           379.0         75.6

Transfer and disposal .........      175.2                         165.8
Less: Intercompany ............      (93.5)                        (81.7)
                                    ------                         -----
  Transfer and disposal, net...       81.7          15.3            84.1         16.8

Other .........................       38.3           7.1            38.4          7.6
                                    ------         -----          ------        -----
          Total revenue .......     $535.4         100.0%         $501.5        100.0%
                                    ======         =====          ======        =====


    Certain amounts for 2000 in the table above have been reclassified to conform to the 2001 presentation.

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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended March 31, 2001 and 2000, approximately 52% and 49%, respectively, of the total volume of waste we collected was disposed of at our landfills.

    Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to:

    o  acquire,
    o  construct,
    o  close and
    o  maintain a site during the post-closure period.

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

    The Company acquired various solid waste businesses during the three months ended March 31, 2001. The aggregate purchase price paid by the Company in these transactions was $7.4 million in cash.

    In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets. By March 31, 2000, the Company had completed the purchase of certain assets for approximately $57.8 million in cash, $38.1 million of which were acquired during the three months ended March 31, 2000. By September 30, 2000, we had completed the purchase of these assets for approximately $105.5 million in cash. In October 1999, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, we and Allied completed the purchase and sale of these assets. Our net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the three months ended March 31, 2000. The aggregate purchase price paid by us in these transactions was $10.0 million in cash.

    During the three months ended March 31, 2001 and 2000, $20.2 million and $26.3 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $49.6 million for the three months ended March 31, 2001, or $.29 per share, as compared to $50.2 million, or $.29 per share, for the three months ended March 31, 2000.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2001 and 2000:



                                                                  Three Months Ended
                                                                        March  31,
                                                       --------------------------------------------
                                                               2001                       2000
                                                       -------------------       ------------------
Revenue .......................................        $535.4        100.0%      $501.5        100.0%
Expenses:
  Cost of operations ..........................         329.7         61.6        306.1         61.0
  Depreciation, amortization and depletion of
    property and equipment ....................          39.3          7.3         36.9          7.4
  Amortization of intangible assets ...........          11.0          2.1          9.4          1.9
  Selling, general and administrative expenses           56.5         10.5         47.4          9.4
                                                       ------         ----       ------         ----
Operating income ..............................        $ 98.9         18.5%      $101.7         20.3%
                                                       ======         ====       ======         ====

    Revenue was $535.4 million and $501.5 million for the three months ended March 31, 2001 and 2000, respectively, an increase of 6.8%. The following table reflects the components of our revenue growth for the three months ended March 31, 2001 and 2000:

                                                Three Months
                                               Ended March 31,
                                              -----------------
                                              2001         2000
                                              ----         ----

      Price ...............................   1.4%         2.6%
      Volume ..............................   2.1          5.8
                                              ---         ----
                Total internal growth .....   3.5          8.4
      Acquisitions ........................   3.3         14.7
                                              ---         ----
                Total revenue growth.......   6.8%        23.1%
                                              ===         ====

    Price growth for the three months ended March 31, 2001 was impacted by commodity prices. Excluding the effect of commodities, price growth was 2.2% and total internal growth was 4.3%.

    Cost of operations was $329.7 million for the three months ended March 31, 2001 versus $306.1 million for the comparable 2000 period. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 61.6% for the three months ended March 31, 2001 versus 61.0% for the comparable 2000 period. The increase in cost of operations as a percentage of revenue for the three months ended March 31, 2001 versus the comparable period last year is primarily a result of lower commodity prices and higher fuel costs offset by improved operating efficiencies and revenue mix.

    Expenses for depreciation, amortization and depletion of property and equipment were $39.3 million for the three months ended March 31, 2001 versus $36.9 million for the comparable 2000 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.3% for the three months ended March 31, 2001 versus 7.4% for the comparable 2000 period. The increase in such expenses in aggregate dollars is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $11.0 million for the three months ended March 31, 2001 versus $9.4 million for the comparable 2000 period. Amortization of intangible assets as a percentage of revenue was 2.1% for the three months ended March 31, 2001 versus 1.9% for the comparable 2000 period. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to acquisitions accounted for using the purchase method of accounting.

    Selling, general and administrative expenses were $56.5 million for the three months ended March 31, 2001 versus $47.4 million for the comparable 2000 period. Selling, general and administrative expenses as a percentage of revenue were 10.5% for the three months ended March 31, 2001 versus 9.4% for the comparable 2000 period. The increases in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to the addition of area and regional management, and various training and systems initiatives.

INTEREST EXPENSE

    Interest expense was $20.9 million for the three months ended March 31, 2001 versus $20.4 million for the comparable 2000 period. Interest expense relates primarily to borrowings under our unsecured notes and revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund capital expenditures and acquisitions.

    Capitalized interest was $.3 million for the three months ended March 31, 2001 versus $.7 million for the comparable 2000 period.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $2.0 million for the three months ended March 31, 2001 versus $.3 million for the comparable 2000 period.

INCOME TAXES

    The provision for income taxes was $30.4 million for the three months ended March 31, 2001 versus $31.4 million for the comparable 2000 period. The effective income tax rate was 38.0% and 38.5% for the three months ended March 31, 2001 and 2000, respectively. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2001:


                                   Balance as of     New                          Changes in    Balance as of
                                    December 31,  Expansions       Airspace       Engineering     March 31,
                                       2000       Undertaken       Consumed        Estimates        2001
                                   -------------  -----------     -----------     -----------   -------------
Permitted airspace:
  Cubic yards (in millions)          1,355.1           --           (7.5)            (1.7)        1,345.9
  Number of sites .........               53                                                           53

Expansion airspace:
  Cubic yards (in millions)            299.4         34.6             --             52.1           386.1
  Number of sites .........               17            4                              --              21
                                     -------         ----           ----             ----         -------

Total available airspace:
  Cubic yards (in millions)          1,654.5         34.6           (7.5)            50.4         1,732.0
                                     =======         ====           ====             ====         =======
  Number of sites .........               53                                                           53
                                     =======                                                      =======


    As of March 31, 2001, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of March 31, 2001, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of March 31, 2001, 21 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 21 landfills have an estimated remaining average site life of 35 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 37 years.

    As of March 31, 2001, eight of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of March 31, 2001, four of our 21 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining nine landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

    We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

  CLOSURE AND POST-CLOSURE COSTS

    During the three months ended March 31, 2001, we consumed approximately 7.5 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $4.7 million, or $.63 per cubic yard. As of March 31, 2001, accrued closure and post-closure costs were $169.9 million. The current portion of these costs of $17.8 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $152.1 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of March 31, 2001, assuming that all available landfill capacity is used, we expect to expense approximately $533.6 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the three months ended March 31, 2001 and the future expected investment as of March 31, 2001 (in millions):


                           Balance                    Landfills     Trans-       Addi-
                           as of                      Acquired,      fers        tions        Balance        Expected       Total
                           Decem-                       Net of       and        Charged        as of          Future      Expected
                           ber, 31       Capital        Dives-      Adjust-       to          March 31,       Invest-      Invest-
                             2000       Additions       tures        ments      Expense         2001            ment         ment
                           -------      ---------     ---------     -------     -------       ---------       -------      --------
Non-depletable landfill..  $  47.2         $1.6         $  --        $  --       $   --        $  48.8         $   --      $   48.8

Landfill development
   costs ................    865.5           .4          20.2          31.0          --          917.1          997.7       1,914.8
Construction in progress
   --  landfill .........     46.6          5.1            --         (31.2)         --           20.5             --          20.5

Accumulated depletion
   and amortization .....   (179.5)          --            --            --       (14.1)        (193.6)            --        (193.6)
                           -------         ----         -----        ------      ------        -------         ------      --------
Net investment
   in landfill and land
   development costs.....  $ 779.8         $7.1         $20.2        $  (.2)     $(14.1)       $ 792.8         $997.7      $1,790.5
                           =======         ====         =====        ======      ======        =======         ======      ========



    As of December 31, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $732.6 million, or approximately $.44 per cubic yard.

    As of March 31, 2001, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $744.0 million, or $.43 per cubic yard. During the three months ended March 31, 2001, our depletion and amortization expense relating to landfills was $14.1 million, or $1.88 per cubic yard.

    As of March 31, 2001, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.7 billion, or $1.01 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2001 and 2000, respectively.

FINANCIAL CONDITION

    At March 31, 2001, we had $19.4 million of cash and cash equivalents. We also had $64.4 million of restricted cash, which primarily relates to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures.

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires in July 2001 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of March 31, 2001, we had approximately $391.5 million of availability under the credit facility.

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

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of March 31, 2001, $86.8 million was outstanding under this facility.

    At March 31, 2001, we had $96.4 million of tax-exempt bonds outstanding at favorable interest rates. As of March 31, 2001, we had $55.8 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financing. This restricted cash will be used to fund capital expenditures under the terms of these financing arrangements.

    We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2001 to July 2002. We believe that such an extension would provide us with sufficient resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. In March 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission under which we intend to offer from time to time in one or more series up to $400.0 million of unsecured notes. The ultimate sale of these notes is contingent upon us receiving interest rates which we consider favorable given our existing debt structure and prevailing market conditions. We expect to use the net proceeds from the sale of these notes, if consummated, to pay down amounts outstanding under our revolving credit facility. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the three months ended March 31, 2001 (in millions):


                                     Allowance for       Closure and                         Amounts Due to
                                   Doubtful Accounts    Post-Closure        Self-Insurance   Former Owners
                                   -----------------    ------------        --------------   -------------
Balance, December 31, 2000...           $ 13.2            $ 167.6              $ 41.1           $ 15.3
Additions charged to expense.              3.8                4.7                24.1               --
Additions due to acquisitions,
  net of divestitures.........              --                 --                  --               .5
Usage........................             (3.8)              (2.4)              (23.0)            (9.0)
                                        ------            -------              ------           ------
Balance, March 31, 2001......             13.2              169.9                42.2              6.8
Current portion..............             13.2               17.8                23.3              6.8
                                        ------            -------              ------           ------
Long-term portion............           $   --            $ 152.1              $ 18.9           $   --
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

    As of March 31, 2001, accounts receivable were $250.6 million, net of allowance for doubtful accounts of $13.2 million, resulting in days sales outstanding of 42, or 29 days net of deferred revenue.

  PROPERTY, PLANT AND EQUIPMENT

    The following tables reflect the activity in our property, plant and equipment accounts for the three months ended March 31, 2001 (in millions):


                                                                 Gross Property, Plant and Equipment
                                     ------------------------------------------------------------------------------------------
                                                                                                                      Balance
                                     Balance as of                                 Acquisitions,                       as of
                                      December 31,      Capital                       Net of      Transfers and       March 31,
                                          2000         Additions     Retirements    Divestitures   Adjustments          2001
                                     -------------     ---------     -----------   -------------  -------------      ----------
Other land .......................    $     91.5        $    .3        $  (.7)        $   1.0        $    --         $     92.1
Non-depletable landfill land......          47.2            1.6            --              --             --               48.8
Landfill development costs .......         865.5             .4            --            20.2           31.0              917.1
Vehicles and equipment ...........       1,018.9           23.8          (6.6)            9.8            6.5            1,052.4
Buildings and improvements .......         227.1             .6           (.6)            1.0            5.7              233.8
Construction in progress
  --landfill .....................          46.6            5.1            --              --          (31.2)              20.5
Construction in
  progress--other ................          18.0            7.4            --              --          (12.3)              13.1
                                      ----------        -------        ------         -------        -------         ----------
         Total ...................    $  2,314.8        $  39.2        $ (7.9)        $  32.0        $   (.3)        $  2,377.8
                                      ==========        =======        ======         =======        =======         ==========




                                     Accumulated Depreciation, Amortization and Depletion
                                   ----------------------------------------------------------
                                                     Additions                       Balance
                                   Balance as of      Charged                        as of
                                    December 31,        to                          March 31,
                                       2000           Expense       Retirements       2001
                                   ---------------    --------      -----------     --------
Landfill development costs.......    $ (179.5)        $ (14.1)        $   --        $ (193.6)
Vehicles and equipment ..........      (428.9)          (23.3)           5.8          (446.4)
 Buildings and improvements             (38.6)           (1.9)            .1           (40.4)
                                     --------         -------         ------        --------
         Total ..................    $ (647.0)        $ (39.3)        $  5.9        $ (680.4)
                                     ========         =======         ======        ========



LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the three months ended March 31, 2001 and 2000 are discussed below.

    CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $86.2 million and $115.3 million for the three months ended March 31, 2001 and 2000, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments from accounts payable.

    CASH FLOWS USED IN INVESTING ACTIVITIES. Cash used in investing activities consist primarily of cash used for business acquisitions, including amounts due and contingent payments to former owners, and capital additions. Cash used to acquire businesses, net of cash acquired, was $7.4 million and $48.1 million during the three months ended March 31, 2001 and 2000, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

    CASH FLOWS USED IN FINANCING ACTIVITIES. Cash used in financing activities for the three months ended March 31, 2001 and 2000 was $18.8 million and $19.4 million for the three months ended March 31, 2001 and 2000, respectively.

    In 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. As of March 31, 2001, the Company repurchased 5,258,800 shares of its stock for $76.1 million, of which 1,614,800 shares were acquired during the three months ended March 31, 2001, for $25.2 million. We intend to finance share repurchases from cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At March 31, 2001, $86.8 million was outstanding under this facility.

    We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

    The Company has received an investment grade rating from the nation's largest credit rating agencies. As of March 31, 2001, the Company's senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

SEASONALITY

    Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft entitled "Business Combinations and Intangibles Assets -- Accounting for Goodwill". The Exposure Draft, if adopted as proposed, would eliminate the amortization of certain goodwill against earnings. Instead, goodwill that is not subject to amortization would be written down against earnings only in the periods in which the recorded value of the goodwill is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in June 2001. During the three months ended March 31, 2001, the Company amortized $10.0 million of goodwill against earnings. Accordingly, the adoption of this statement, if issued as proposed, would have a material impact on the Company's consolidated results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements and information include, among other things, the discussions of our growth, financial and operating strategies, and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our Company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to obtain financing on acceptable terms to finance our operations and growth strategy and of our Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; our dependence on key personnel; general economic conditions including, but not limited to, inflation and changes in fuel, labor and other variable costs that are generally not within the control of the Company; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in this section and other factors contained in our filings with the Securities and Exchange Commission. We assume no duty to update the forward looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are and will continue to be involved in various administrative and legal proceedings in the ordinary course of business. We can give you no assurance regarding the outcome of these proceedings or the effect their outcomes may have, or that our insurance coverage's or reserves are adequate. A significant judgment against our Company, the loss of significant permits or licenses, or the imposition of a significant fine could have a material adverse effect on our financial position, results of operations or prospects.

    In September 1999, several lawsuits were filed by certain shareholders against us and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of our common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding our growth and the assets we acquired from Waste Management. In 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re:
Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. In February 2001, the Court granted the defendants' motion to dismiss the consolidated complaint. The plaintiffs have moved for reconsideration of the Court's order granting dismissal of the lawsuit. Management believes the allegations contained in the consolidated complaint are without merit and will vigorously defend this and any related actions. However, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in one or more future periods.

    .

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits:

        None.

 (b)    Reports on Form 8-K:

        Form 8-K, dated and filed January 29, 2001, including a press release announcing the Company's operating results for the three and twelve months ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REPUBLIC SERVICES, INC.


                                      By: /s/ Tod C. Holmes
                                          --------------------------------------
                                          Tod C. Holmes
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                      By: /s/ Charles F. Serianni
                                          --------------------------------------
                                          Charles F. Serianni
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)




Dated: May 9, 2001