Form 10-Q
period 2001-06-30
REPUBLIC SERVICES INC
filed 2001-08-13
CIK 1060391

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On August 6, 2001, the registrant had outstanding 169,743,367 shares of Common Stock, par value $.01 per share.

================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
           2001 (Unaudited) and December 31, 2000......................       3

         Unaudited Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended June 30, 2001 and 2000...       4

         Unaudited Condensed Consolidated Statement of Stockholders'
           Equity for the Six Months Ended June 30, 2001...............       5

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2001 and 2000.............       6

         Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................       7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      17

ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................      25


                             PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K..............................      26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                         June 30,       December 31,
                                                                           2001             2000
                                                                        ----------      ------------
                                                                       (Unaudited)
                             ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents ...................................        $      9.1       $      2.0
   Accounts receivable, less allowance for doubtful accounts
      of $13.6 and $13.2, respectively .........................             268.9            241.3
   Prepaid expenses and other current assets ...................              72.9             78.2
                                                                        ----------       ----------
             Total Current Assets ..............................             350.9            321.5
 RESTRICTED CASH ...............................................              92.1             84.3
 PROPERTY AND EQUIPMENT, NET ...................................           1,816.9          1,667.8
 INTANGIBLE ASSETS, NET ........................................           1,602.4          1,435.0
 OTHER ASSETS ..................................................              51.9             52.9
                                                                        ----------       ----------
                                                                        $  3,914.2       $  3,561.5
                                                                        ==========       ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable ............................................        $     77.9       $    103.4
   Accrued liabilities .........................................             129.3             89.9
   Amounts due to former owners ................................               6.7             15.3
   Deferred revenue ............................................              76.8             67.6
   Notes payable and current maturities of long-term debt ......             282.6             56.5
   Other current liabilities ...................................              61.6             49.1
                                                                        ----------       ----------
             Total Current Liabilities .........................             634.9            381.8
 LONG-TERM DEBT, NET OF CURRENT MATURITIES .....................           1,163.2          1,200.2
 ACCRUED ENVIRONMENTAL AND LANDFILL COSTS ......................             202.6            151.9
 DEFERRED INCOME TAXES .........................................             139.5            126.6
 OTHER LIABILITIES .............................................              25.4             26.1

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 50,000,000
      shares authorized; none issued ...........................              --               --
   Common stock, par value $.01 per share; 750,000,000 shares authorized; 176,429,624 and 175,658,285 issued, including
      shares held in treasury,  respectively ...................               1.8              1.8
   Additional paid-in capital ..................................           1,221.2          1,208.4
   Retained earnings ...........................................             623.3            515.6
   Treasury stock, at cost (6,442,800 and 3,644,000 shares,
      respectively) ............................................             (98.2)           (50.9)
    Accumulated other comprehensive income .....................                .5               --
                                                                        ----------       ----------
             Total Stockholders' Equity ........................           1,748.6          1,674.9
                                                                        ----------       ----------
                                                                        $  3,914.2       $  3,561.5
                                                                        ==========       ==========

The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)


                                                      Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                  -------------------------       -----------------------------
                                                     2001            2000            2001              2000
                                                  ---------       ---------       -----------       -----------
REVENUE ....................................      $   576.0       $   533.5       $   1,111.4       $   1,035.0
EXPENSES:
  Cost of operations........................          354.5           320.5             684.2             626.6
  Depreciation, amortization and depletion..           53.9            49.2             104.2              95.5
  Selling, general and administrative ......           55.8            47.9             112.3              95.3
                                                  ---------       ---------       -----------       -----------
OPERATING INCOME ...........................          111.8           115.9             210.7             217.6
INTEREST EXPENSE ...........................          (19.6)          (20.2)            (40.5)            (40.6)
INTEREST INCOME ............................             .8              .3               1.5                .4
OTHER INCOME (EXPENSE), NET ................             .7              .2               2.0                .4
                                                  ---------       ---------       -----------       -----------
INCOME BEFORE INCOME TAXES .................           93.7            96.2             173.7             177.8
PROVISION FOR INCOME TAXES .................           35.6            37.0              66.0              68.4
                                                  ---------       ---------       -----------       -----------
NET INCOME .................................      $    58.1       $    59.2       $     107.7       $     109.4
                                                  =========       =========       ===========       ===========
BASIC AND DILUTED EARNINGS PER SHARE .......      $     .34       $     .34       $       .63       $       .62
                                                  =========       =========       ===========       ===========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING ...........          171.4           175.9             171.6             175.7
                                                  =========       =========       ===========       ===========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)


                                                     Common Stock                                                    Accumulated
                                                 ---------------------      Additional                                  Other
                                                  Shares,        Par         Paid-in        Retained     Treasury   Comprehensive
                                                    Net         Value        Capital        Earnings       Stock        Income
                                                 --------       ------      ----------      --------     --------   --------------
BALANCE AT DECEMBER 31, 2000 ..................     172.0       $  1.8      $  1,208.4      $  515.6      $ (50.9)      $  --
 Net income ...................................        --           --              --         107.7           --          --
 Issuance of common stock .....................        .8           --            12.8            --           --          --
 Purchase of common stock for treasury ........      (2.8)          --              --            --        (47.3)         --
 Change in value of derivative instruments, net
   of tax .....................................        --           --              --            --           --          .5
                                                 --------       ------      ----------      --------      -------       -----
BALANCE AT JUNE 30, 2001 ......................     170.0       $  1.8      $  1,221.2      $  623.3      $ (98.2)      $  .5
                                                 ========       ======      ==========      ========      =======       =====





         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                         Six Months Ended
                                                                              June 30,
                                                                     -------------------------
                                                                       2001             2000
                                                                     --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................          $  107.7         $  109.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ......................................              81.8             76.1
     Amortization of intangible assets ....................              22.4             19.4
     Deferred tax provision ...............................              14.9             22.1
     Provision for doubtful accounts ......................               7.8              5.3
     Other non-cash charges ...............................                .4              1.0
     Changes in assets and liabilities, net of effects from
        business acquisitions:
       Accounts receivable ................................             (20.8)            (6.7)
       Prepaid expenses and other assets ..................               6.8             (2.4)
       Accounts payable and accrued liabilities ...........             (33.7)           (12.2)
       Other liabilities ..................................              36.5             15.2
                                                                     --------         --------
                                                                        223.8            227.2
                                                                     --------         --------

CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................            (115.7)           (97.8)
  Proceeds from sale of property and equipment ............               4.8              9.1
  Cash used in business acquisitions, net of cash
     acquired .............................................            (261.1)           (84.4)
  Cash proceeds from business dispositions ................               4.8             29.5
  Amounts due and contingent payments to former owners.....             (29.2)           (27.1)
  Restricted cash .........................................              54.1            (13.1)
                                                                     --------         --------
                                                                       (342.3)          (183.8)
                                                                     --------         --------
CASH PROVIDED BY  (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ..........              36.0             19.5
  Payments of notes payable and long-term debt ............              (5.0)            (4.4)
  Net proceeds from (payments on) revolving credit facility             130.0            (72.0)
  Issuance of common stock ................................              11.9               .4
  Purchases of common stock for treasury ..................             (47.3)              --
                                                                     --------         --------
                                                                        125.6            (56.5)
                                                                     --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........               7.1            (13.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........               2.0             13.1
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................          $    9.1         $     --
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

    The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 2000. Certain amounts in the 2000 Condensed Consolidated Financial Statements, as previously reported, have been reclassified to conform to the fiscal 2001 presentation.

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

    Other comprehensive income for the six months ended June 30, 2001 and 2000 was $.5 million and $0, respectively. During the three months ended June 30, 2001, the Company recorded a $.5 million unrealized gain, net of tax, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). (For further information, see Note 10, Fuel Hedge.) The Company had no other components of other comprehensive income for the periods presented.

2. BUSINESS COMBINATIONS

    The Company uses the purchase method of accounting to account for business acquisitions. Businesses acquired are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

    The Company acquired various solid waste businesses during the six months ended June 30, 2001. The aggregate purchase price paid by the Company in these transactions was $266.4 million in cash. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $226.6 million.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets. By June 30, 2000, the Company had completed the purchase of certain assets for approximately $68.0 million in cash, $48.3 million of which were acquired during the six months ended June 30, 2000. By September 30, 2000, the Company had completed the purchase of these assets for approximately $105.5 million in cash. In October 1999, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the six months ended June 30, 2000. The aggregate purchase price paid by the Company in these transactions was $36.1 million in cash.

    During the six months ended June 30, 2001 and 2000, $65.7 million and $31.1 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:


                                                                       Six Months
                                                                     Ended June 30,
                                                                 -------------------------
                                                                     2001           2000
                                                                 --------         --------
      Property and equipment ..........................          $  100.0         $   84.4
      Cost in excess of net assets acquired ...........             190.4            178.2
      Restricted cash .................................              61.9             --
      Working capital deficit..........................              (4.4)          (157.8)
      Debt assumed.....................................             (28.1)            (4.2)
      Other liabilities ...............................             (58.7)           (16.2)
                                                                 --------         --------
        Cash used in acquisitions, net of cash acquired          $  261.1         $   84.4
                                                                 ========         ========

      The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the six months ended June 30, 2001 accounted for under the purchase method of accounting had occurred as of the beginning of each six month period presented are as follows:


                                                                   2001               2000
                                                               -----------        -----------
      Revenue ..........................................       $   1,146.0        $   1,083.2
      Net income .......................................       $     108.7        $     110.7
      Basic and diluted earnings per share .............       $       .63        $       .63
      Weighted average common and common equivalent
       shares outstanding...............................             171.6              175.7


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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of June 30, 2001, the Company owned or operated 55 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $10.1 million and $10.7 million during the six months ended June 30, 2001 and 2000, respectively.

    A number of the Company's landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of June 30, 2001, assuming that all available landfill capacity is used, the Company expects to expense approximately $571.7 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2001 and 2000.

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

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $1.1 million and $1.5 million for the six months ended June 30, 2001 and 2000, respectively.

    A summary of property and equipment is as follows:


                                                              June 30,         December 31,
                                                                2001               2000
                                                             ----------        ------------
      Other land ..................................          $     94.6         $     91.5
      Non-depletable landfill land ................                54.4               47.2
      Landfill development costs ..................               968.0              865.5
      Vehicles and equipment ......................             1,105.6            1,018.9
      Buildings and improvements ..................               255.9              227.1
      Construction-in-progress-landfill ...........                28.4               46.6
      Construction-in-progress-other ..............                25.9               18.0
                                                             ----------         ----------
                                                                2,532.8            2,314.8
                                                             ----------         ----------

      Less: Accumulated depreciation, depletion and
        amortization--
        Landfill development costs ................              (209.7)            (179.5)
        Vehicles and equipment ....................              (463.8)            (428.9)
        Building and improvements .................               (42.4)             (38.6)
                                                             ----------         ----------
                                                                 (715.9)            (647.0)
                                                             ----------         ----------
      Property and equipment, net .................          $  1,816.9         $  1,667.8
                                                             ==========         ==========


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

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over a period of forty years or less on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $149.3 million and $129.9 million at June 30, 2001 and December 31, 2000, respectively.

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

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                             June 30,         December 31,
                                                                               2001               2000
                                                                            ----------        ------------
      $225.0 million unsecured notes, net of unamortized discount of $.6 million; interest payable semi-annually in May and
        November at 6 5/8%; principal due at maturity in 2004 ....          $    224.4         $    224.3
      $375.0 million unsecured notes, net of unamortized discount of $.5 million; interest payable semi-annually in May and
        November at 7 1/8%; principal due at maturity in 2009 ....               374.5              374.5
      $1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; $500.0 million matures
        July 2002 and $500.0 million matures 2003 ................               580.0              465.0
      Tax-exempt bonds; interest rates that float based on
        prevailing market rates ..................................               160.8               99.5
      Other debt; unsecured and secured by real property,
        equipment and other assets ...............................               106.1               93.4
                                                                            ----------         ----------
                                                                               1,445.8            1,256.7
      Less: Current portion ......................................              (282.6)             (56.5)
                                                                            ----------         ----------
                                                                            $  1,163.2         $  1,200.2
                                                                            ==========         ==========


    As of June 30, 2001, the Company had $263.8 million of availability under the short-term portion of the credit facility.

    As of June 30, 2001, the Company had $92.1 million of restricted cash, of which $67.0 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures.

    Interest expense paid was $48.8 million (net of $1.1 million of capitalized interest) and $43.6 million (net of $1.5 million of capitalized interest) for the six months ended June 30, 2001 and 2000, respectively.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate. During the three months ended December 31, 2000, the Company lowered its anticipated annual effective tax rate for 2000 from 38.5% to 38.0%. Income taxes paid were $17.8 million and $17.3 million for the six months ended June 30, 2001 and 2000, respectively.

8. STOCK OPTIONS

    In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of common stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. The Company has reserved 20.0 million shares of common stock for issuance pursuant to options granted under the Stock Incentive Plan. As of June 30, 2001, 4.4 million options remain available for future grants.

    A summary of stock option transactions for the six months ended June 30, 2001 is as follows:


                                                                   Weighted-Average
                                                        Shares      Exercise Price
                                                        ------     ----------------
      Options outstanding at beginning of year            14.1         $   16.54
      Granted ................................             2.0             14.56
      Exercised ..............................             (.8)            15.48
      Cancelled ..............................             (.6)            17.03
                                                        ------         ---------
      Options outstanding at June 30, 2001 ...            14.7         $   16.30
                                                        ======         =========
      Options exercisable at June 30, 2001 ...             8.6         $   17.33
                                                        ======         =========


9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

    During 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. As of June 30, 2001, the Company repurchased 6.4 million shares of its stock for $98.2 million.

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

    Earnings per share for the three and six months ended June 30, 2001 and 2000 is calculated as follows (in thousands, except per share data):


                                                            Three Months               Six Months
                                                            Ended June 30,            Ended June 30,
                                                        ---------------------     ---------------------
                                                          2001         2000         2001         2000
                                                        --------     --------     --------     --------
      Numerator:
        Net income ................................     $ 58,100     $ 59,200     $107,700     $109,400
                                                        ========     ========     ========     ========
      Denominator:
        Denominator for basic earnings per share ..      170,259      175,557      170,723      175,520
        Effect of dilutive securities-- Options to
           purchase common stock ..................        1,177          297          891          153
                                                        --------     --------     --------     --------
        Denominator for diluted earnings per share       171,436      175,854      171,614      175,673
                                                        ========     ========     ========     ========
        Basic and diluted earnings per share .....      $    .34     $    .34     $    .63     $    .62
                                                        ========     ========     ========     ========
      Antidilutive securities not included in the
       diluted earnings per share calculation:
         Options to purchase common stock .........          248       11,966        5,108       13,389

         Weighted average exercise price ..........     $  23.04     $  17.75     $  18.00     $  17.12


10. FUEL HEDGE

    The Company's results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company has entered into heating oil option agreements to manage a portion of its exposure to fluctuations in diesel prices. The Company has minimized its credit risk by entering into derivatives with a group of financial institutions having investment grade ratings. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting, certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge.

    Under these option agreements the Company receives or makes payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements provide the Company protection from fuel prices rising above a predetermined fixed price in the option agreements but also limit the Company's ability to benefit from price decreases below the predetermined fixed price in the option agreements.

    In accordance with SFAS 133, to the extent the option agreements are effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. To the extent the change in the option agreements does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as other income or expense. The effectiveness of these option agreements as a hedge against future purchases of diesel fuel is periodically evaluated. If the option agreements were to become other than highly effective, the unrealized accumulated gains and or losses would be immediately recognized in income. Realized gains and losses on these option agreements are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

    During June 2001, the Company entered into option agreements to hedge approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at June 30, 2001 was determined by third parties to be approximately $.8 million ($.5 million net of tax). In accordance with SFAS 133, $.5 million, representing the effective portion of the change in fair value during the period net of tax, has been recorded in stockholders' equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value during the period was approximately $34,500 and has been included in other income (expense), net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001. No realized gains or losses were recorded relating to these option agreements during the periods presented.

11. COMMITMENTS AND CONTINGENCIES

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

    In December 1999, the Company entered into an operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2001, $84.2 million was outstanding under this facility.

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

    The Company's liabilities for unpaid and incurred but not reported claims at June 30, 2001 were $46.7 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At June 30, 2001, surety bonds and letters of credit totaling $820.0 million were outstanding and will expire on various dates through 2007. In addition, at June 30, 2001, the Company had $92.1 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

12. SUBSEQUENT EVENT

     On August 9, 2001, the Company entered into an agreement to sell $450.0 million of unsecured notes in the public market pursuant to the shelf registration statement which the Company filed in March 2001. These notes will bear interest at 6 3/4% and mature in 2011. Interest will be payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. The offering is expected to close on or about August 15, 2001. Proceeds from the notes will be used to repay a portion of the Company's revolving credit facility, which amounts may be subsequently reborrowed.

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

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 148 collection companies in 22 states. We also own or operate 86 transfer stations and 55 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling and composting operations.

    The following table reflects our total revenue by source for the three and six months ended June 30, 2001 and 2000 (in millions):


                                                 Three Months Ended                              Six Months Ended
                                                      June 30,                                        June 30,
                                   --------------------------------------------     --------------------------------------------
                                            2001                    2000                      2001                   2000
                                   --------------------     -------------------     --------------------    --------------------
      Collection:
        Residential ..........     $   117.8       20.5%    $  107.0       20.1%    $    230.9      20.8%   $    209.3      20.2%
        Commercial ...........         172.2       29.9        154.4       29.0          340.8      30.7         304.5      29.5
        Industrial ...........         132.0       22.9        123.5       23.1          254.4      22.9         238.4      23.0
        Other ................          11.7        2.0         13.5        2.5           23.0       2.0          25.3       2.4
                                   ---------    -------     --------    -------     ----------   -------    ----------   -------
             Total collection          433.7       75.3        398.4       74.7          849.1      76.4         777.5      75.1

      Transfer and disposal ..         200.7                   184.9                     375.9                   350.7
      Less: Intercompany .....        (104.7)                  (93.1)                   (198.2)                 (174.9)
                                   ---------                --------                ----------              ----------
        Transfer and disposal,
         net .................          96.0       16.7         91.8       17.2          177.7      16.0         175.8      17.0

      Other ..................          46.3        8.0         43.3        8.1           84.6       7.6          81.7       7.9
                                   ---------    -------     --------    -------     ----------   -------    ----------   -------
                Total revenue      $   576.0      100.0%    $  533.5      100.0%    $  1,111.4     100.0%   $  1,035.0     100.0%
                                   =========    =======     ========    =======     ==========   =======    ==========   =======


    Certain amounts for 2000 in the table above have been reclassified to conform to the 2001 presentation.

    Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection services to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the periods presented.

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended June 30, 2001 and 2000, approximately 53.0% and 50.0%, respectively, of the total volume of waste we collected was disposed of at our landfills.

    Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire, construct, close and maintain a site during the post-closure period.

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

    The Company acquired various solid waste businesses during the six months ended June 30, 2001. The aggregate purchase price paid by the Company in these transactions was $266.4 million in cash. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $226.6 million.

    In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets. By June 30, 2000, the Company had completed the purchase of certain assets for approximately $68.0 million in cash, $48.3 million of which were acquired during the six months ended June 30, 2000. By September 30, 2000, we had completed the purchase of these assets for approximately $105.5 million in cash. In October 1999, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, we and Allied completed the purchase and sale of these assets. Our net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the six months ended June 30, 2000. The aggregate purchase price paid by us in these transactions was $36.1 million in cash.

    During the six months ended June 30, 2001 and 2000, $65.7 million and $31.1 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $58.1 million for the three months ended June 30, 2001, or $.34 per share, as compared to $59.2 million, or $.34 per share, for the three months ended June 30, 2000. Net income was $107.7 million for the six months ended June 30, 2001, or $.63 per share, as compared to $109.4 million, or $.62 per share, for the six months ended June 30, 2000.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2001 and 2000:


                                                      Three Months Ended                           Six Months Ended
                                                          June  30,                                    June  30,
                                           ----------------------------------------    --------------------------------------------
                                                    2001                  2000                    2001                    2000
                                           ------------------    ------------------    --------------------    --------------------
Revenue ..............................     $  576.0     100.0%   $  533.5     100.0%   $  1,111.4     100.0%   $  1,035.0     100.0%
Expenses:
  Cost of operations .................        354.5      61.5       320.5      60.1         684.2      61.5         626.6      60.5
  Depreciation, amortization and
   depletion of property and equipment         42.5       7.5        39.2       7.3          81.8       7.4          76.1       7.4
  Amortization of intangible assets ..         11.4       1.9        10.0       1.9          22.4       2.0          19.4       1.9
  Selling, general and administrative
   expenses ..........................         55.8       9.7        47.9       9.0         112.3      10.1          95.3       9.2
                                           --------      ----    --------      ----    ----------      ----    ----------      ----
Operating income .....................     $  111.8      19.4%   $  115.9      21.7%   $    210.7      19.0%   $    217.6      21.0%
                                           ========      ====    ========      ====    ==========      ====    ==========      ====


    Revenue was $576.0 million and $533.5 million for the three months ended June 30, 2001 and 2000, respectively, an increase of 8.0%. Revenue was $1,111.4 million and $1,035.0 million for the six months ended June 30, 2001 and 2000, respectively, an increase of 7.4%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2001 and 2000:

                                           Three Months       Six Months
                                          Ended June 30,     Ended June 30,
                                         ---------------    ---------------
                                          2001     2000     2001      2000
                                         -----    ------    -----    ------

            Price ..................        .4%      2.5%      .9%      2.5%

            Volume .................       4.0       5.3      3.0       5.6
                                         -----    ------    -----    ------
                      Total internal
                        growth .....       4.4       7.8      3.9       8.1
            Acquisitions ...........       3.6       7.2      3.5      10.7
                                         -----    ------    -----    ------
                      Total revenue
                        growth .....       8.0%     15.0%     7.4%     18.8%
                                         =====    ======    =====    ======

    Price growth for the three and six months ended June 30, 2001 was negatively impacted by commodity prices. Excluding the effect of commodity prices, price growth was 2.0% and 2.1% for the three and six months ended June 30, 2001, respectively. Volume growth was positively impacted by 1.0% from non-core operations during the three months ended June 30, 2001. As such, adjusted internal growth for the three and six months ended June 30, 2001 was 5.0% and 4.7%, respectively.

    Cost of operations was $354.5 million and $684.2 million for the three and six months ended June 30, 2001 versus $320.5 million and $626.6 million for the comparable 2000 periods. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 61.5% for the three and six months ended June 30, 2001 versus 60.1% and 60.5% for the comparable 2000 periods. The increase in cost of operations as a percentage of revenue for the six months ended June 30, 2001 versus the comparable period last year is primarily a result of lower commodity prices and higher labor costs offset by improved operating efficiencies and revenue mix.

    Expenses for depreciation, amortization and depletion of property and equipment were $42.5 million and $81.8 million for the three and six months ended June 30, 2001 versus $39.2 million and $76.1 million for the comparable 2000 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.5% and 7.4% for the three and six months ended June 30, 2001 versus 7.3% and 7.4% for the comparable 2000 periods. The increase in such expenses in aggregate dollars versus the comparable periods last year is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $11.4 million and $22.4 million for the three and six months ended June 30, 2001 versus $10.0 million and $19.4 million for the comparable 2000 periods. Amortization of intangible assets as a percentage of revenue was 1.9% and 2.0% for the three and six months ended June 30, 2001 versus 1.9% for the comparable 2000 periods. The increase in such expenses in aggregate dollars versus the comparable periods last year is primarily due to acquisitions accounted for using the purchase method of accounting.

    Selling, general and administrative expenses were $55.8 million and $112.3 million for the three and six months ended June 30, 2001 versus $47.9 million and $95.3 million for the comparable 2000 period. Selling, general and administrative expenses as a percentage of revenue were 9.7% and 10.1% for the three and six months ended June 30, 2001 versus 9.0% and 9.2% for the comparable 2000 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to the addition of area and regional management, and various training and systems initiatives.

INTEREST EXPENSE

    Interest expense was $19.6 million and $40.5 million for the three and six months ended June 30, 2001 versus $20.2 million and $40.6 million for the comparable 2000 periods. Interest expense relates primarily to borrowings under our unsecured notes and revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund capital expenditures and acquisitions.

    Capitalized interest was $.7 million and $1.1 million for the three and six months ended June 30, 2001 versus $.8 million and $1.5 million for the comparable 2000 periods.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $1.5 million and $3.5 million for the three and six months ended June 30, 2001 versus $.5 million and $.8 million for the comparable 2000 periods.

INCOME TAXES

    The provision for income taxes was $35.6 million and $66.0 million for the three and six months ended June 30, 2001 versus $37.0 million and $68.4 million for the comparable 2000 periods. The effective income tax rate was 38.0% for the three and six months ended June 30, 2001 and 38.5% for the three and six months ended June 30, 2000. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2001:


                                  Balance as of      New                                   Changes in    Balance as of
                                   December 31,   Expansions   Landfills   Airspace        Engineering      June 30,
                                       2000       Undertaken   Acquired    Consumed         Estimates         2001
                                  --------------  ----------   ---------   --------        -----------   -------------
Permitted airspace:
  Cubic yards (in millions).....      1,355.1          --         22.4        (15.9)           (1.8)          1,359.8
  Number of sites ..............           53                        2                                             55
Expansion airspace:
  Cubic yards (in millions).....        299.4        34.7         55.0          --             52.1             441.2
  Number of sites ..............           17           4            1                                             22
                                    ---------        ----       ------        ------         ------         ---------
Total available airspace:
  Cubic yards (in millions).....      1,654.5        34.7         77.4        (15.9)           50.3           1,801.0
                                    =========        ====       ======        ======         ======         =========
  Number of sites ..............           53                        2                                             55
                                    =========                   ======                                      =========


    As of June 30, 2001, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of June 30, 2001, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of June 30, 2001, 22 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 22 landfills have an estimated remaining average site life of 35 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 36 years.

    As of June 30, 2001, eight of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of June 30, 2001, four of our 22 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining ten landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

    We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

  CLOSURE AND POST-CLOSURE COSTS

    During the six months ended June 30, 2001, we consumed approximately 15.9 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $10.1 million, or $.64 per cubic yard. As of June 30, 2001, accrued closure and post-closure costs were $230.2 million. The current portion of these costs of $28.6 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $201.6 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of June 30, 2001, assuming that all available landfill capacity is used, we expect to expense approximately $571.7 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the six months ended June 30, 2001 and the future expected investment as of June 30, 2001 (in millions):


                              Balance                 Landfills                 Additions    Balance
                                as of                 Acquired,     Transfers    Charged      as of        Expected       Total
                             December 31,  Capital      Net of          and         to        June 30,       Future      Expected
                                2000      Additions  Divestitures  Adjustments   Expense       2001       Investment    Investment
                              --------    ---------  ------------  -----------   -------     --------     --------      ----------
Non-depletable landfill
   land ................      $   47.2     $   2.1     $   4.8     $    .3       $  --       $   54.4     $     --      $     54.4
Landfill development
   costs ...............         865.5         1.5        61.8        39.2          --          968.0        1,075.3       2,043.3
Construction in
   progress-- landfill .          46.6        21.4        --         (39.6)         --           28.4           --            28.4
Accumulated depletion
   and amortization ....        (179.5)       --          --            .1         (30.3)      (209.7)          --          (209.7)
                              --------     -------     -------     -------       -------     --------     ----------    ----------
Net investment
   in landfill and land
   development costs ...      $  779.8     $  25.0     $  66.6     $  --         $ (30.3)    $  841.1     $  1,075.3    $  1,916.4
                              ========     =======     =======     =======       =======     ========     ==========    ==========




    As of December 31, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $732.6 million, or approximately $.44 per cubic yard.

    As of June 30, 2001, we owned or operated 55 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $786.7 million, or $.44 per cubic yard. During the six months ended June 30, 2001, our depletion and amortization expense relating to landfills was $30.3 million, or $1.91 per cubic yard.

    As of June 30, 2001, we expect to spend an estimated additional $1.1 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.03 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2001 and 2000, respectively.

FINANCIAL CONDITION

    At June 30, 2001, we had $9.1 million of cash and cash equivalents. We also had $92.1 million of restricted cash, which primarily relates to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures.

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires in July 2002 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our own operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions and other requirements. As of June 30, 2001, we had approximately $271.1 million of availability under the credit facility.

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

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2001, $84.2 million was outstanding under this facility.

    At June 30, 2001, we had $160.8 million of tax-exempt bonds outstanding at favorable interest rates. As of June 30, 2001, we had $67.0 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financing. This restricted cash will be used to fund capital expenditures under the terms of these financing arrangements.

    On August 9, 2001, we entered into an agreement to sell $450.0 million of unsecured notes in the public market pursuant to the shelf registration statement we filed in March 2001. These notes will bear interest at 6 3/4% and mature in 2011. Interest will be payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. The offering is expected to close on or about August 15, 2001. Proceeds from the notes will be used to repay a portion of our revolving credit facility, which amounts may be subsequently reborrowed.

    We believe that we currently have sufficient resources to meet our anticipated capital requirements and obligations as they come due. We also believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions.

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the six months ended June 30, 2001 (in millions):


                                         Allowance for    Closure and                    Amounts Due to
                                       Doubtful Accounts  Post-Closure   Self-Insurance   Former Owners
                                       -----------------  ------------   --------------  --------------
Balance, December 31, 2000 .......          $  13.2         $  167.6         $  41.1         $  15.3
Additions charged to expense .....              7.8             10.1            50.3              --
Additions due to acquisitions,
  net of divestutures ............               .8             58.4              --            20.6
Usage ............................             (8.2)            (5.9)          (44.7)          (29.2)
                                            -------         --------         -------         -------
Balance, June 30, 2001 ...........             13.6            230.2            46.7             6.7
Current portion ..................             13.6             28.6            27.8             6.7
                                            -------         --------         -------         -------
Long-term portion ................          $    --         $  201.6         $  18.9         $    --
                                            =======         ========         =======         =======


    Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities which are considered to be in excess of amounts required for a specific acquisition are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

    As of June 30, 2001, accounts receivable were $268.9 million, net of allowance for doubtful accounts of $13.6 million, resulting in days sales outstanding of 42, or 30 days net of deferred revenue.

PROPERTY AND EQUIPMENT

    The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2001 (in millions):


                                                             Gross Property and Equipment
                                      ---------------------------------------------------------------------------------
                                       Balance                                                                Balance
                                        as of                                  Acquisitions,   Transfers       as of
                                      December 31,     Capital                    Net of          and         June 30,
                                         2000         Additions   Retirements   Divestitures  Adjustments      2001
                                      ----------      ---------   -----------   ------------  -----------    ----------
Other land ...................        $     91.5      $     .4      $  (1.5)      $   4.2      $    --       $     94.6
Non-depletable landfill land .              47.2           2.1         --             4.8           .3             54.4
Landfill development costs ...             865.5           1.5         --            61.8         39.2            968.0
Vehicles and equipment .......           1,018.9          55.5        (15.8)         29.4         17.6          1,105.6
Buildings and improvements ...             227.1           3.4          (.7)         19.8          6.3            255.9
Construction in
  progress--landfill .........              46.6          21.4         --            --          (39.6)            28.4
Construction in
  progress--other ............              18.0          31.4         --            --          (23.5)            25.9
                                      ----------      --------      -------       -------      -------       ----------
         Total ...............        $  2,314.8      $  115.7      $ (18.0)      $ 120.0      $    .3       $  2,532.8
                                      ==========      ========      =======       =======      =======       ==========




                                             Accumulated Depreciation, Amortization and Depletion
                                   ------------------------------------------------------------------------
                                    Balance as       Additions                                     Balance
                                      as of           Charged                    Transfers          as of
                                   December 31,         to                          and            June 30,
                                       2000           Expense       Retirements  Adjustments         2001
                                   ------------       -------       -----------  -----------       --------
Landfill development costs           $ (179.5)        $ (30.3)        $    --        $  .1         $ (209.7)
Vehicles and equipment ....            (428.9)          (47.5)           13.0          (.4)          (463.8)
Buildings and improvements              (38.6)           (4.0)             .2           --            (42.4)
                                     --------         -------         -------        -----         --------
         Total ............          $ (647.0)        $ (81.8)        $  13.2        $ (.3)        $ (715.9)
                                     ========         =======         =======        =====         ========

LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the six months ended June 30, 2001 and 2000 are discussed below.

    CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $223.8 million and $227.2 million for the six months ended June 30, 2001 and 2000, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments from accounts payable.

    CASH FLOWS USED IN INVESTING ACTIVITIES. Cash used in investing activities consist primarily of cash used for business acquisitions, including amounts due and contingent payments to former owners, and capital additions. Cash used to acquire businesses, net of cash acquired, was $261.1 million and $84.4 million during the six months ended June 30, 2001 and 2000, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

    CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash provided by (used in) financing activities for the six months ended June 30, 2001 and 2000 was $125.6 million and $(56.5) million for the six months ended June 30, 2001 and 2000, respectively.

    In 2000, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. As of June 30, 2001, we repurchased
6.4 million shares of our stock for $98.2 million, of which 2.8 million shares were acquired during the six months ended June 30, 2001, for $47.3 million. We intend to finance share repurchases from cash on hand, cash flow from operations, our $1.0 billion revolving credit facility and other financing.

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At June 30, 2001, $84.2 million was outstanding under this facility.

    We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

    We received an investment grade rating from the nation's largest credit rating agencies. As of June 30, 2001, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

SEASONALITY

    Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, the use of the poolings-of-interests method of accounting for business combinations initiated after June 30, 2001 is prohibited. This statement also changes the criteria for the recognition of acquired intangible assets. The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS 142, most of the Company's goodwill will no longer be subject to amortization. However, the Company will be required to change its methodology for evaluating impairments to goodwill that is not subject to amortization. The Company is currently evaluating the provisions of SFAS 141 and 142 and has not yet determined the effects of these changes on the Company's financial position and results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements and information include, among other things, the discussions of our growth, financial and operating strategies, and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property, plant and equipment, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; our dependence on acquisitions for growth; our ability to manage growth; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; our ability to obtain financing on acceptable terms to finance our operations and growth strategy and our ability to operate within the limitations imposed by financing arrangements; our ability to repurchase common stock at prices that are accretive to earnings per share; our dependence on key personnel; general economic conditions including, but not limited to, inflation, changes in commodity prices and changes in fuel, labor and other variable costs that are generally not within our control; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in this section and other factors contained in our filings with the Securities and Exchange Commission. We assume no duty to update the forward looking statements.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None.

         (b) Reports on Form 8-K:

             Form 8-K, dated and filed April 30, 2001, including a press release announcing the Company's operating results for the three months ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REPUBLIC SERVICES, INC.

                                       By: /s/ Tod C. Holmes
                                           --------------------------
                                           Tod C. Holmes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



                                       By: /s/ Charles F. Serianni
                                           -------------------------------
                                           Charles F. Serianni
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)

Date: August 13, 2001