Form 10-Q
period 2001-09-30
REPUBLIC SERVICES INC
filed 2001-11-09
CIK 1060391

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 5, 2001, the registrant had outstanding 169,099,379 shares of Common Stock, par value $.01 per share.

================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                                                Page
                                                                                                ----

                                     PART I. FINANCIAL INFORMATION
ITEM 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of September 30,
                  2001 (Unaudited) and December 31, 2000......................                    3

                Unaudited Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30, 2001
                  and 2000....................................................                    4

                Unaudited Condensed Consolidated Statement of Stockholders'
                  Equity for the Nine Months Ended September 30, 2001.........                    5

                Unaudited Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2001 and 2000.......                    6

                Notes to Unaudited Condensed Consolidated Financial
                  Statements..................................................                    7

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................                   17

ITEM 3.         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................                   26


                                    PART II. OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form 8-K..............................                   27



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                       September 30,      December 31,
                                                                            2001              2000
                                                                        ----------         ----------
                                                                        (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................          $     --           $      2.0
  Accounts receivable, less allowance for doubtful accounts
     of $15.2 and $13.2, respectively ........................               271.5              241.3
  Prepaid expenses and other current assets ..................                76.9               78.2
                                                                        ----------         ----------
            Total Current Assets .............................               348.4              321.5
RESTRICTED CASH ..............................................                99.7               84.3
PROPERTY AND EQUIPMENT, NET ..................................             1,786.9            1,667.8
INTANGIBLE ASSETS, NET .......................................             1,600.8            1,435.0
OTHER ASSETS .................................................                53.3               52.9
                                                                        ----------         ----------
                                                                        $  3,889.1         $  3,561.5
                                                                        ==========         ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................          $     79.7         $    103.4
  Accrued liabilities ........................................               167.5               89.9
  Amounts due to former owners ...............................                 4.7               15.3
  Deferred revenue ...........................................                75.5               67.6
  Notes payable and current maturities of long-term debt .....                30.1               56.5
  Other current liabilities ..................................                62.8               49.1
                                                                        ----------         ----------

            Total Current Liabilities ........................               420.3              381.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES ....................             1,301.6            1,200.2
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS .....................               202.8              151.9
DEFERRED INCOME TAXES ........................................               145.1              126.6
OTHER LIABILITIES ............................................                33.6               26.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued ..........................                --                 --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 177,967,988 and 175,658,285 issued, including
     shares held in treasury, respectively ...................                 1.8                1.8
  Additional paid-in capital .................................             1,249.1            1,208.4
  Retained earnings ..........................................               680.0              515.6
  Treasury stock, at cost (8,897,000 and 3,644,000 shares,
     respectively) ...........................................              (144.1)             (50.9)

   Accumulated other comprehensive loss, net of tax ..........                (1.1)              --
                                                                        ----------         ----------
            Total Stockholders' Equity .......................             1,785.7            1,674.9
                                                                        ----------         ----------
                                                                        $  3,889.1         $  3,561.5
                                                                        ==========         ==========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)



                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                    ---------------------------         -------------------------------
                                                       2001              2000              2001                2000
                                                    ---------         ---------         -----------         -----------
REVENUE ..................................          $   582.6         $   539.1         $   1,694.0         $   1,574.2
EXPENSES:
  Cost of operations .....................              358.2             324.9             1,042.4               951.6
  Depreciation, amortization and depletion               56.6              50.6               160.8               146.1
  Selling, general and administrative ....               57.4              49.4               169.7               144.7
  Other charges ..........................               --                 6.7                --                   6.7
                                                    ---------         ---------         -----------         -----------
OPERATING INCOME .........................              110.4             107.5               321.1               325.1
INTEREST EXPENSE .........................              (20.7)            (19.7)              (61.2)              (60.3)
INTEREST INCOME ..........................                1.8                .7                 3.3                 1.2
OTHER INCOME (EXPENSE), NET ..............                 --               1.0                 2.0                 1.5
                                                    ---------         ---------         -----------         -----------
INCOME BEFORE INCOME TAXES ...............               91.5              89.5               265.2               267.5
PROVISION FOR INCOME TAXES ...............               34.8              34.5               100.8               103.0
                                                    ---------         ---------         -----------         -----------
NET INCOME ...............................          $    56.7         $    55.0         $     164.4         $     164.5
                                                    =========         =========         ===========         ===========
BASIC AND DILUTED EARNINGS PER SHARE .....          $     .33         $     .31         $       .96         $       .94
                                                    =========         =========         ===========         ===========
WEIGHTED AVERAGE DILUTED COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........              171.1             175.7               171.4               175.7
                                                    =========         =========         ===========         ===========


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)



                                                        Common Stock                                                   Accumulated
                                                     -------------------     Additional                                   Other
                                                     Shares,       Par         Paid-In        Retained      Treasury  Comprehensive
                                                       Net        Value        Capital        Earnings        Stock        Loss
                                                     -------      ------     ----------       --------      --------  -------------
BALANCE AT DECEMBER 31, 2000 ..................       172.0       $  1.8      $  1,208.4      $  515.6       $ (50.9)      $  --
 Net income ...................................          --           --              --         164.4            --          --
 Issuance of common stock .....................         2.4           --            40.7            --            --          --
 Purchase of common stock for treasury ........        (5.3)          --              --            --         (93.2)         --
 Change in value of derivative instruments, net
  of tax ......................................          --           --              --            --            --        (1.1)
                                                      -----       ------      ----------      --------       -------       -----
BALANCE AT SEPTEMBER 30, 2001 .................       169.1       $  1.8      $  1,249.1      $  680.0       $(144.1)      $(1.1)
                                                      =====       ======      ==========      ========       =======       =====



         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------
                                                                                2001            2000
                                                                              --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income .......................................................          $  164.4         $  164.5
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ...............................................             126.1            116.3
     Amortization of intangible assets .............................              34.7             29.8
     Deferred tax provision ........................................              22.1             29.0
     Provision for doubtful accounts ...............................              12.7              8.3
     Other non-cash charges ........................................                .2              8.0

     Changes in assets and liabilities, net of effects from business acquisitions:

       Accounts receivable .........................................             (30.2)           (15.4)
       Prepaid expenses and other assets ...........................               2.6             (9.8)
       Accounts payable and accrued liabilities ....................              26.1            (27.5)
       Other liabilities ...........................................              22.4             12.0
                                                                              --------         --------
                                                                                 381.1            315.2
                                                                              --------         --------

CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ..............................            (179.0)          (147.8)
  Proceeds from sale of property and equipment .....................               7.5             11.7
  Cash used in business acquisitions, net of cash
     acquired ......................................................            (261.1)          (137.7)
  Cash proceeds from business dispositions .........................              42.1             31.2
  Amounts due and contingent payments to former owners .............             (29.3)           (31.8)
  Restricted cash ..................................................              46.4            (30.8)
                                                                              --------         --------
                                                                                (373.4)          (305.2)
                                                                              --------         --------

CASH USED IN FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ...................              71.1             30.8
  Payments of notes payable and long-term debt .....................              (5.6)            (5.8)
  Proceeds from issuance of unsecured notes, net of
    discount .......................................................             447.4               --
  Net payments on revolving credit facility ........................            (467.5)           (30.5)
  Issuance of common stock .........................................              38.1               .4
  Purchases of common stock for treasury ...........................             (93.2)           (12.7)
  Purchase of common stock to fund employee benefit plan ...........                --              (.5)
                                                                              --------         --------
                                                                                  (9.7)           (18.3)
                                                                              --------         --------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................              (2.0)            (8.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................               2.0             13.1
                                                                              --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................          $     --         $    4.8
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

    Other comprehensive loss, net of tax, for the nine months ended September 30, 2001 was $1.1 million. During the three and nine months ended September 30, 2001, the Company recorded unrealized losses, net of tax, of $1.6 and $1.1 million, respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). (For further information, see Note 10, Fuel Hedge.) The Company had no other components of other comprehensive income or loss for the periods presented.

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

    The Company acquired various solid waste businesses during the nine months ended September 30, 2001. The aggregate purchase price paid by the Company in these transactions was $266.4 million in cash. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $226.6 million.

    In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets. By September 30, 2000, the Company had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during the nine months ended September 30, 2000. In October 1999, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the nine months ended September 30, 2000. The aggregate purchase price paid by the Company in these transactions was $50.3 million in cash.

    During the nine months ended September 30, 2001 and 2000, $65.7 million and $31.1 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:


                                                                 Nine Months
                                                              Ended September 30,
                                                           -------------------------
                                                             2001             2000
                                                           --------         --------
Property and equipment ..........................          $   91.4         $   98.1
Cost in excess of net assets acquired ...........             206.9            218.1
Restricted cash .................................              61.8               --
Working capital deficit .........................             (11.0)          (158.8)
Debt assumed ....................................             (28.1)            (4.2)
Other liabilities ...............................             (59.9)           (15.5)
                                                           --------         --------
  Cash used in acquisitions, net of cash acquired          $  261.1         $  137.7
                                                           ========         ========


      The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during the nine months ended September 30, 2001 accounted for under the purchase method of accounting had occurred as of the beginning of each nine month period presented are as follows:


                                                              2001               2000
                                                           -----------        -----------
Revenue .........................................          $   1,728.6        $   1,646.5
Net income ......................................          $     165.0        $     164.8
Basic and diluted earnings per share ............          $       .96        $       .94
Weighted average common and common equivalent
 shares outstanding .............................                171.4              175.7


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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of September 30, 2001, the Company owned or operated 54 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $15.4 million and $18.0 million during the nine months ended September 30, 2001 and 2000, respectively.

    A number of the Company's landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of September 30, 2001, assuming that all available landfill capacity is used, the Company expects to expense approximately $542.5 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2001 and 2000.

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

    Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 3, Landfill and Accrued Environmental Costs.)

    The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Construction projects must meet the following criteria before interest is capitalized:

    1.  Total construction costs are $50,000 or greater,

    2.  The construction phase is one month or longer, and

    3.  The assets have a useful life of one year or longer.

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $2.2 million and $2.4 million for the nine months ended September 30, 2001 and 2000, respectively.

    A summary of property and equipment is as follows:


                                                      September 30,      December 31,
                                                          2001               2000
                                                      -------------      ------------
Other land ..................................          $     96.8         $     91.5
Non-depletable landfill land ................                50.6               47.2
Landfill development costs ..................               951.3              865.5
Vehicles and equipment ......................             1,124.6            1,018.9
Buildings and improvements ..................               246.3              227.1
Construction-in-progress-landfill ...........                38.0               46.6
Construction-in-progress-other ..............                26.5               18.0
                                                       ----------         ----------
                                                          2,534.1            2,314.8
                                                       ----------         ----------
Less: Accumulated depreciation, depletion and
  amortization--
  Landfill development costs ................              (221.9)            (179.5)
  Vehicles and equipment ....................              (480.7)            (428.9)
  Building and improvements .................               (44.6)             (38.6)
                                                       ----------         ----------
                                                           (747.2)            (647.0)
                                                       ----------         ----------
Property and equipment, net .................          $  1,786.9         $  1,667.8
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

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over a period of forty years or less on a straight-line basis. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $155.5 million and $129.9 million at September 30, 2001 and December 31, 2000, respectively.

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

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                   September 30,       December 31,
                                                                                        2001              2000
                                                                                   -------------       ------------
$225.0 million unsecured notes, net of unamortized discount of $.6 million and including a $1.3 million adjustment to fair market value as of
  September 30, 2001; interest payable semi-annually in May and November at
  6 5/8%; principal due at maturity in 2004 ...............................          $    225.7         $    224.3
$375.0 million unsecured notes, net of unamortized discount
  of $.5 million; interest payable semi-annually in May and
  November at 7 1/8%; principal due at maturity in 2009 ...................               374.5              374.5
$450.0 million unsecured notes, net of unamortized discount
  of $2.6 million; interest payable semi-annually in February
  and August at 6 3/4%; principal due at maturity in 2011 .................               447.4               --
$1.0 billion unsecured revolving credit facility; interest
   payable using LIBOR-based rates; $500.0 million matures
   July 2002 and $500.0 million matures 2003 ..............................                25.0              465.0
Tax-exempt bonds; interest rates that float based on
  prevailing market rates .................................................               195.7               99.5
Other debt; unsecured and secured by real property,
  equipment and other assets ..............................................                63.4               93.4
                                                                                     ----------         ----------
                                                                                        1,331.7            1,256.7
Less: Current portion .....................................................               (30.1)             (56.5)
                                                                                     ----------         ----------
                                                                                     $  1,301.6         $  1,200.2
                                                                                     ==========         ==========

    As of September 30, 2001, the Company had $736.2 million of availability under the revolving credit facility.

    As of September 30, 2001, the Company had $99.7 million of restricted cash, of which $76.6 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures.

    Interest expense paid was $51.3 million (net of $2.2 million of capitalized interest) and $52.7 million (net of $2.4 million of capitalized interest) for the nine months ended September 30, 2001 and 2000, respectively.

    The Company's ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt.

    In August 2001, the Company sold $450.0 million of public notes, which have a fixed coupon rate of 6 3/4% and mature in 2011. Proceeds from these notes were used to repay the Company's revolving credit facility.

    In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, the Company entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have a total notional value of $225.0 million and mature in 2004, which is identical to the Company's public notes that were sold in 1999. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6 5/8%. The Company has designated these agreements as hedges in changes in the fair value of the Company's fixed-rate debt and accounts for them in accordance with SFAS 133.

    As of September 30, 2001, interest rate swap agreements are reflected at fair market value of $1.3 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets.

7. INCOME TAXES

    Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate for the three and nine months ended September 30, of 38.0% for 2001 and 38.5% for 2000. During the three months ended December 31, 2000, the Company lowered its anticipated annual effective tax rate for 2000 from 38.5% to 38.0%. Income taxes paid were $19.0 million and $61.8 million for the nine months ended September 30, 2001 and 2000, respectively.

8. STOCK OPTIONS

    In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of common stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. The Company has reserved 20.0 million shares of common stock for issuance pursuant to options granted under the Stock Incentive Plan. As of September 30, 2001, 4.4 million options remain available for future grants.

    A summary of stock option transactions for the nine months ended September 30, 2001 is as follows:

                                                              Weighted-Average
                                                   Shares      Exercise Price
                                                   ------     ----------------

Options outstanding at beginning of year.....        14.1         $   16.54
Granted .....................................         2.1             14.61
Exercised ...................................        (2.3)            16.54
Cancelled ...................................         (.7)            16.75
                                                   ------         ---------
Options outstanding at September 30, 2001....        13.2         $   16.23
                                                   ======         =========
Options exercisable at September 30, 2001....         7.8         $   16.94
                                                   ======         =========

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

During 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. As of September 30, 2001, the Company had repurchased 8.9 million shares of its stock for $144.1 million. In October 2001, the Company announced that its Board of Directors authorized the repurchase of up to an additional $125.0 million of its common stock.

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

    Earnings per share for the three and nine months ended September 30, 2001 and 2000 is calculated as follows (in thousands, except per share data):


                                                              Three Months                       Nine Months
                                                            Ended September 30,               Ended September 30,
                                                       --------------------------          --------------------------
                                                         2001              2000              2001              2000
                                                       --------          --------          --------          --------
Numerator:
  Net income ................................          $ 56,700          $ 55,000          $164,400          $164,500
                                                       ========          ========          ========          ========
Denominator:
  Denominator for basic earnings per share ..           169,724           175,254           170,405           175,431
  Effect of dilutive securities-- Options to
   purchase common stock.....................             1,333               452             1,039               253
                                                       --------          --------          --------          --------
   Denominator for diluted earnings per share           171,057           175,706           171,444           175,684
                                                       ========          ========          ========          ========
   Basic and diluted earnings per share .....          $    .33          $    .31          $    .96          $    .94
                                                       ========          ========          ========          ========
Antidilutive securities not included in the
   diluted earnings per share calculation:
   Options to purchase common stock .........               208            11,094             3,475            12,624

   Weighted average exercise price ..........          $  23.81          $  17.81          $  18.12          $  17.32


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

    Under these option agreements, the Company receives or makes payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements provide the Company protection from fuel prices rising above a predetermined fixed price in the option agreements but also limit the Company's ability to benefit from price decreases below the predetermined fixed price in the option agreements.

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

    During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at September 30, 2001 was determined by third parties to be a loss of approximately $1.8 million ($1.1 million net of tax). In accordance with SFAS 133, $1.1 million, representing the effective portion of the change in fair value during the period net of tax, has been recorded in stockholders' equity as a component of accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value was a loss of approximately $106,000 and $72,000 for the three and nine months ended September 30, 2001, respectively, and has been included in other income (expense), net in the accompanying consolidated statements of operations. No realized gains or losses were recorded relating to these option agreements during the periods presented.

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

    In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. In 1999, the Court consolidated these lawsuits and the consolidated action has been named In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 and the defendants filed a motion to dismiss the consolidated complaint in April 2000. In February 2001, the Court granted the defendants' motion to dismiss the consolidated complaint. On September 24, 2001, the Court denied the plaintiffs' motion requesting reconsideration of the Court's order dismissing the consolidated complaint.

LEASE COMMITMENTS

    The Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years.

    In December 1999, the Company entered into an operating lease facility established to finance the acquisition of operating equipment. As of September 30, 2001, $81.6 million was outstanding under this facility.

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

    The Company's liabilities for unpaid and incurred but not reported claims at September 30, 2001 were $44.8 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At September 30, 2001, surety bonds and letters of credit totaling $865.9 million were outstanding and will expire on various dates through 2007. In addition, at September 30, 2001, the Company had $99.7 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

    Through the date of the Company's initial public offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation, Inc. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 and 1996. In accordance with the Company's tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service resulting from this audit. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 148 collection companies in 22 states. We also own or operate 88 transfer stations and 54 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling and composting operations.

    The following table reflects our total revenue by source for the three and nine months ended September 30, 2001 and 2000 (in millions):


                                            Three Months Ended                                  Nine Months Ended
                                               September 30,                                       September 30,
                             ----------------------------------------------      -----------------------------------------------
                                     2001                      2000                     2001                       2000
                             --------------------      --------------------      ---------------------     ---------------------
Collection:
  Residential .........      $  124.9        21.4%     $  110.3        20.4%     $    355.8       21.0%         319.6       20.3%
                                173.0        29.7         160.1        29.7           513.8       30.3          464.6       29.5
  Industrial ..........         131.5        22.6         127.2        23.6           385.9       22.8          365.6       23.2
  Other ...............          12.0         2.1          11.9         2.2            35.0        2.1           37.2        2.4
                             --------     -------      --------     -------      ----------    -------     ----------    -------
          Total
           collection .         441.4        75.8         409.5        75.9         1,290.5       76.2        1,187.0       75.4

Transfer and disposal .         206.3                     186.8                       582.2                     537.5
Less: Intercompany ....        (104.0)                    (95.3)                     (302.2)                   (270.2)
                             --------                  --------                  ----------                   -------
  Transfer and
   disposal, net ......         102.3        17.5          91.5        17.0           280.0       16.5          267.3       17.0

Other .................          38.9         6.7          38.1         7.1           123.5        7.3          119.9        7.6
                             --------     -------      --------     -------      ----------    -------     ----------    -------
          Total revenue      $  582.6       100.0%     $  539.1       100.0%     $  1,694.0      100.0%    $  1,574.2      100.0%
                             ========       =====      ========       =====      ==========      =====     ==========      =====


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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the nine months ended September 30, 2001 and 2000, approximately 53% and 51%, respectively, of the total volume of waste we collected was disposed of at our landfills.

    Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized or accrued and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire, construct, close and maintain a site during the post-closure period.

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

    We acquired various solid waste businesses during the nine months ended September 30, 2001. The aggregate purchase price we paid in these transactions was $266.4 million in cash. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $226.6 million.

    In July 1999, we entered into a definitive agreement with Allied Waste Industries, Inc. to acquire certain solid waste assets. By September 30, 2000, we had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during the nine months ended September 30, 2000. In October 1999, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. By September 30, 2000, we and Allied completed the purchase and sale of these assets. Our net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

    In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the nine months ended September 30, 2000. The aggregate purchase price paid by us in these transactions was $50.3 million in cash.

    During the nine months ended September 30, 2001 and 2000, $65.7 million and $31.1 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    See Note 2, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $56.7 million for the three months ended September 30, 2001, or $.33 per share, as compared to $55.0 million, or $.31 per share, for the three months ended September 30, 2000. Net income was $164.4 million for the nine months ended September 30, 2001, or $.96 per share, as compared to $164.5 million, or $.94 per share, for the nine months ended September 30, 2000.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and nine months ended September 30, 2001 and 2000:


                                                  Three Months Ended                        Nine Months Ended
                                                     September  30,                            September  30,
                                          -------------------------------------   -----------------------------------------
                                                  2001                2000                2001                 2000
                                          -----------------   -----------------   -------------------   -------------------
Revenue ..............................    $  582.6    100.0%  $  539.1    100.0%  $  1,694.0    100.0%  $  1,574.2    100.0%
Expenses:
  Cost of operations .................       358.2     61.5      324.9     60.3      1,042.4     61.5        951.6     60.4
  Depreciation, amortization and
   depletion of property and equipment        44.3      7.6       40.2      7.5        126.1      7.4        116.3      7.4
  Amortization of intangible assets ..        12.3      2.1       10.4      1.9         34.7      2.1         29.8      1.9
  Selling, general and administrative
   expenses ..........................        57.4      9.9       49.4      9.2        169.7     10.0        144.7      9.2
  Other charges ......................          --       --        6.7      1.2           --       --          6.7       .4
                                          --------     ----   --------     ----   ----------     ----   ----------     ----
Operating income .....................    $  110.4     18.9%  $  107.5     19.9%  $    321.1     19.0%  $    325.1     20.7%
                                          ========     ====   ========     ====   ==========     ====   ==========     ====


    Revenue was $582.6 million and $539.1 million for the three months ended September 30, 2001 and 2000, respectively, an increase of 8.1%. Revenue was $1,694.0 million and $1,574.2 million for the nine months ended September 30, 2001 and 2000, respectively, an increase of 7.6%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2001 and 2000:


                                               Three Months            None Months
                                            Ended  September 30,    Ended September 30,
                                            --------------------    -------------------
                                             2001         2000       2001         2000
                                             -----       -----       -----       ------
          Price .....................           .4%        2.5%         .7%         2.5%
          Volume ....................          1.5         3.3         2.5          4.7
                                             -----       -----       -----       ------
                 Total internal
                   growth ...........          1.9         5.8         3.2          7.2
          Acquisitions ..............          6.2         2.0         4.4          7.6
                                             -----       -----       -----       ------
                 Total revenue growth          8.1%        7.8%        7.6%        14.8%
                                             =====       =====       =====       ======


    Price growth for the three and nine months ended September 30, 2001 was negatively impacted by commodity prices. Excluding the effect of commodity prices, price growth was 1.6% and 1.9% for the three and nine months ended September 30, 2001, respectively. Volume growth was positively impacted by 1.0% and .7% from non-core operations during the three and nine months ended September 30, 2001. As such, adjusted internal growth for the three and nine months ended September 30, 2001 was 2.1% and 3.7%, respectively.

    During the third quarter, we began to see a decline in our price and volume growth resulting from the slowdown in the U.S. economy. Specifically, industrial waste volumes from the manufacturing sector continued to weaken during the third quarter. In addition, we began to see a slowdown in commercial construction and special waste activity, which has resulted in volume decreases and price sensitivity for these services. We believe price and volume growth may diminish further in the fourth quarter of 2001 and into 2002 depending on the severity and duration of the economic slowdown.

    Cost of operations was $358.2 million and $1,042.4 million for the three and nine months ended September 30, 2001 versus $324.9 million and $951.6 million for the comparable 2000 periods. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 61.5% for the three and nine months ended September 30, 2001 versus 60.3% and 60.4% for the comparable 2000 periods. The increase in cost of operations as a percentage of revenue for the three and nine months ended September 30, 2001 versus the comparable period last year is primarily a result of lower commodity prices and higher labor costs offset by improved operating efficiencies and revenue mix.

    The economic slowdown was also responsible for the increase in cost of operations as a percentage of revenue. We believe that cost of operations as a percentage of revenue in the fourth quarter of 2001 and into 2002 may increase depending upon the severity and duration of the economic slowdown.

    Expenses for depreciation, amortization and depletion of property and equipment were $44.3 million and $126.1 million for the three and nine months ended September 30, 2001 versus $40.2 million and $116.3 million for the comparable 2000 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.6% and 7.4% for the three and nine months ended September 30, 2001 versus 7.5% and 7.4% for the comparable 2000 periods. The increase in such expenses in aggregate dollars versus the comparable periods last year is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $12.3 million and $34.7 million for the three and nine months ended September 30, 2001 versus $10.4 million and $29.8 million for the comparable 2000 periods. Amortization of intangible assets as a percentage of revenue was 2.1% for the three and nine months ended September 30, 2001 versus 1.9% for the comparable 2000 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to acquisitions accounted for using the purchase method of accounting.

    Selling, general and administrative expenses were $57.4 million and $169.7 million for the three and nine months ended September 30, 2001 versus $49.4 million and $144.7 million for the comparable 2000 periods. Selling, general and administrative expenses as a percentage of revenue were 9.9% and 10.0% for the three and nine months ended September 30, 2001 versus 9.2% for the comparable 2000 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to the addition of area and regional management, various training and systems initiatives, and an increase in bad debt expense resulting from the economic slowdown.

    Other charges of $6.7 million for the three and nine months ended September 30, 2000 relate primarily to the early closure of a landfill in South Texas.

INTEREST EXPENSE

    Interest expense was $20.7 million and $61.2 million for the three and nine months ended September 30, 2001 versus $19.7 million and $60.3 million for the comparable 2000 periods. Interest expense relates primarily to borrowings under our unsecured notes and revolving credit facility. Proceeds from the sale of unsecured notes were used to repay the revolving credit facility. Borrowings under the revolving credit facility were used primarily to fund capital expenditures and acquisitions.

    Capitalized interest was $1.1 million and $2.2 million for the three and nine months ended September 30, 2001 versus $.9 million and $2.4 million for the comparable 2000 periods.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $1.8 million and $5.3 million for the three and nine months ended September 30, 2001 versus $1.7 million and $2.7 million for the comparable 2000 periods.

INCOME TAXES

    The provision for income taxes was $34.8 million and $100.8 million for the three and nine months ended September 30, 2001 versus $34.5 million and $103.0 million for the comparable 2000 periods. During the three months ended December 31, 2000, the Company lowered its anticipated annual effective tax rate for 2000 from 38.5% to 38.0%. The effective income tax rate was 38.0% for the three and nine months ended September 30, 2001 and 38.5% for the three and nine months ended September 30, 2000. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2001:


                                                                  Landfills
                                  Balance as of        New        Acquired,                        Changes in        Balance as of
                                   December 31,    Expansions       Net of        Airspace         Engineering       September 30,
                                      2000         Undertaken    Divestitures     Consumed           Estimates           2001
                                  -------------    ----------    ------------     --------         -----------       -------------
     Permitted airspace:
       Cubic yards (in
        millions) ......              1,355.1            --           14.0           (24.4)            (1.8)            1,342.9
       Number of sites .                   53                            1                                                   54
     Expansion airspace:
       Cubic yards (in
        millions) ......                299.4          34.7           28.4              --             52.1               414.6
       Number of sites .                   17             4             --              --               --                  21
                                    ---------          ----         ------          ------             ----             -------
     Total available
      airspace:
       Cubic yards (in
        millions) ......              1,654.5          34.7           42.4           (24.4)            50.3             1,757.5
                                    =========          ====           ====            ====             ====             =======
       Number of sites .                   53                            1                                                   54
                                    =========                         ====                                              =======

    As of September 30, 2001, we owned or operated 54 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of September 30, 2001, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Landfill and Accrued Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of September 30, 2001, 21 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 21 landfills have an estimated remaining average site life of 34 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 36 years.

    As of September 30, 2001, seven of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of September 30, 2001, five of our 21 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining nine landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

    We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

  CLOSURE AND POST-CLOSURE COSTS

    During the nine months ended September 30, 2001, we consumed approximately
24.4 million cubic yards of airspace. During this same period, charges to expense for closure and post-closure were $15.4 million, or $.63 per cubic yard. As of September 30, 2001, accrued closure and post-closure costs were $226.8 million. The current portion of these costs of $25.0 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in other current liabilities. The long-term portion of these costs of $201.8 million is reflected in our Unaudited Condensed Consolidated Balance Sheet in accrued environmental and landfill costs. As of September 30, 2001, assuming that all available landfill capacity is used, we expect to expense approximately $542.5 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure costs do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the nine months ended September 30, 2001 and the future expected investment as of September 30, 2001 (in millions):


                                                                      Trans-               Balance
                                                           Landfills   fers      Additions  as of      Expected    Total
                       Balance as of                       Acquired,   and        Charged  Septem-      Future   Expected
                        December 31,   Capital   Retire-    Net of    Adjust-       to     ber, 30      Invest-   Invest-
                            2000      Additions   ments  Divestitures  ments      Expense    2001        ment      ment
                       -------------  ---------  ------- ------------ -------    ---------  -------     -------   --------
Non-depletable landfill
   land.................   $  47.2      $ 2.3     $(1.0)     $ 2.3     $  (.2)    $   --    $  50.6     $   --    $   50.6
Landfill development
   costs...............      865.5        2.9        --       33.3       49.6         --      951.3      988.0     1,939.3
Construction in
   progress -- landfill       46.6       41.2        --        (.4)     (49.4)        --       38.0         --        38.0
Accumulated depletion
   and amortization.....    (179.5)        --        --        3.9         --      (46.3)    (221.9)        --      (221.9)
                          --------      -----     -----      -----     ------     ------    -------     -------   --------
Net investment in
   landfill and land
   development  costs...  $  779.8      $46.4     $(1.0)     $39.1     $   --     $(46.3)   $ 818.0     $ 988.0   $1,806.0
                          ========      =====     =====      =====     =======    ======    =======     =======   ========

    As of December 31, 2000, we owned or operated 53 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $732.6 million, or approximately $.44 per cubic yard.

    As of September 30, 2001, we owned or operated 54 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Our net investment in these landfills, excluding non-depletable land, was $767.4 million, or $.44 per cubic yard. During the nine months ended September 30, 2001, our depletion and amortization expense relating to landfills was $46.3 million, or $1.90 per cubic yard.

    As of September 30, 2001, we expect to spend an estimated additional $1.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1,755.4 billion, or $1.00 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2001 and 2000, respectively.

FINANCIAL CONDITION

    At September 30, 2001, we had $99.7 million of restricted cash, of which $76.6 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At September 30, 2001, we had $195.7 million of tax-exempt bonds outstanding at favorable interest rates.

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires in July 2002 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of September 30, 2001, we had $736.2 million available under the credit facility.

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

      In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of September 30, 2001, $81.6 million was outstanding under this facility.

    In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6 3/4% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. Proceeds from the notes were used to repay our revolving credit facility.

    In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, in September 2001, we entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have a total notional value of $225.0 million and require the Company to pay interest at floating rates based upon changes in LIBOR and receive interest at a fixed rate of 6 5/8%. The swap agreements terminate in May 2004.

    We believe that we currently have sufficient resources to meet our anticipated capital requirements and obligations as they come due. We also believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions.

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the nine months ended September 30, 2001 (in millions):


                                    Allowance for   Closure and                      Amounts Due to
                                      Doubtful         Post-             Self-           Former
                                      Accounts        Closure          Insurance         Owners
                                    -------------   -----------        ---------     ---------------
Balance, December 31, 2000.........    $ 13.2         $ 167.6           $   41.1         $ 15.3
Additions charged to expense.......      12.7            15.4               84.3             --
Additions due to acquisitions,
 net of divestitures...............       1.6            55.4                 --           18.7
Usage..............................     (12.3)          (11.6)             (80.6)         (29.3)
                                       ------         -------           --------         ------
Balance, September 30, 2001........      15.2           226.8               44.8            4.7
Current portion....................      15.2            25.0               25.9            4.7
                                       ------         -------           --------         ------
Long-term portion............          $   --         $ 201.8           $   18.9         $   --
                                       ======         =======           ========         ======


    Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities, which are considered to be in excess of amounts required for a specific acquisition, are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

    As of September 30, 2001, accounts receivable were $271.5 million, net of allowance for doubtful accounts of $15.2 million, resulting in days sales outstanding of 42, or 30 days net of deferred revenue.

  PROPERTY AND EQUIPMENT

    The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2001 (in millions):


                                                           Gross Property and Equipment
                                  ---------------------------------------------------------------------------------
                                                                                          Trans-
                                                                                           fers
                                  Balance as of                            Acquisitions,   and       Balance as of
                                   December 31,      Capital                   Net of     Adjust-     September 30,
                                      2000          Additions   Retirement Divestitures    ments          2001
                                  -------------     ---------   ---------- -------------  --------    -------------
Other land.....................     $    91.5        $   1.3     $   (1.6)    $   5.0     $     .6      $    96.8
Non-depletable landfill land...          47.2            2.3         (1.0)        2.3          (.2)          50.6
Landfill development costs.....         865.5            2.9           --        33.3         49.6          951.3
Vehicles and equipment.........       1,018.9           83.3        (21.4)       18.2         25.6        1,124.6
Buildings and improvements.....         227.1            5.8         (1.8)        8.5          6.7          246.3
Construction in progress--
   landfill..............                46.6           41.2           --         (.4)       (49.4)          38.0
Construction in
  progress-- other.......                18.0           42.2           --          --        (33.7)          26.5
                                    ---------        -------     --------     -------     --------      ---------
         Total...........           $ 2,314.8        $ 179.0     $  (25.8)    $  66.9     $    (.8)     $ 2,534.1
                                    =========        =======     ========     =======     ========      =========



                                                        Accumulated Depreciation, Amortization and Depletion
                                       -------------------------------------------------------------------------------------

                                                                                                    Trans-
                                                        Additions                                    fers
                                       Balance as of     Charged                                     and       Balance as of
                                        December 31,        to                                      Adjust-    September 30,
                                           2000          Expense         Retirements  Divestitures   ments          2001
                                        -----------     ---------        -----------  ------------   -----     -------------
Landfill development costs...........    $ (179.5)        $ (46.3)          $  --        $  3.9      $  --        $(221.9)
Vehicles and equipment...............      (428.9)          (73.3)           17.8           3.0         .7         (480.7)
Buildings and improvements..........        (38.6)           (6.5)             .4            .1         --          (44.6)
                                         --------         -------           -----        ------      -----        -------
         Total.......................    $ (647.0)        $(126.1)          $18.2        $  7.0      $  .7        $(747.2)
                                         ========         =======           ======       ======      =====        =======


LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the nine months ended September 30, 2001 and 2000 are discussed below.

    CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $381.1 million and $315.2 million for the nine months ended September 30, 2001 and 2000, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments from accounts payable.

    CASH FLOWS USED IN INVESTING ACTIVITIES. Cash used in investing activities consists primarily of cash used for business acquisitions, including amounts due and contingent payments to former owners, and capital additions. Cash used to acquire businesses, net of cash acquired, was $261.1 million and $137.7 million during the nine months ended September 30, 2001 and 2000, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility and other financings.

    CASH FLOWS USED IN FINANCING ACTIVITIES. Cash used in financing activities for the nine months ended September 30, 2001 and 2000 was $9.7 million and $18.3 million for the nine months ended September 30, 2001 and 2000, respectively. In August 2001, we sold unsecured notes with a face value of $450.0 million at a discounted price of $447.4 million. Proceeds from the notes were used to repay our revolving credit facility.

    In 2000, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. As of September 30, 2001, we had repurchased 8.9 million shares of our stock for $144.1 million, of which 5.3 million shares were acquired during the nine months ended September 30, 2001, for $93.2 million. In October 2001, we announced that our Board of Directors authorized the repurchase of up to an additional $125.0 million of our common stock. We intend to finance share repurchases from cash on hand, cash flow from operations, our revolving credit facility and other financings.

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At September 30, 2001, $81.6 million was outstanding under this facility.

    We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

    We received an investment grade rating from the nation's largest credit rating agencies. As of September 30, 2001, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

SEASONALITY

    Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement no. 141, "Business Combinations" ("SFAS 141"), and Statement no. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, the use of the poolings-of-interests method of accounting for business combinations initiated after June 30, 2001 is prohibited. This statement also changes the criteria for the recognition of acquired intangible assets. The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS 142, most of our intangible assets will no longer be subject to amortization. However, we will be required to change our methodology for evaluating impairments to intangible assets that are not subject to amortization. We are currently evaluating the provisions of SFAS 141 and 142 and have not yet determined the effects of these changes on our financial position and results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement no. 143, "Accounting for Asset Retirement Obligations". This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will require our company to change the accounting methodology we currently use to record closure and post-closure liabilities related to our landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars.

This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. We are currently evaluating the effect of adoption of this statement, and have not determined whether the impact of adoption will be material to our consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement no. 144, "Accounting for the Impairment of Long-Lived Assets". This statement supersedes Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion no. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement establishes a single accounting model for assets to be disposed of by sale and resolves certain SFAS 121 implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether the Company's estimates and assumptions concerning its selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to the Company's landfills and property, plant and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate, and various factors that will impact the actual business and financial performance of the Company such as competition and demand for services in the solid waste industry; dependence on acquisitions for growth; the Company's ability to manage growth; compliance with, and future changes in, environmental regulations; the Company's ability to obtain approval from regulatory agencies in connection with expansions at the Company's landfills; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; the Company's dependence on key personnel; general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor and other variable costs that are generally not within the control of the Company; dependence on large, long-term collection contracts; risks associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market sensitive financial instruments consist primarily of variable rate debt. Therefore, the Company's market risk exposure is with changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt as well as interest rate swap agreements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        10.1*   Employment Agreement dated July 31, 2001, by and between Harris
                W. Hudson and the Company.

(b) Reports on Form 8-K:

(1) Form 8-K, dated and filed July 30, 2001, including a press release announcing the Company's operating results for the three and six months ended June 30, 2001.

(2) Form 8-K, dated August 9, 2001 and filed August 16, 2001, announcing the Company's sale of $450.0 million of public debt in a registered offering as of August 15, 2001.

--------
*Filed herewith

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

Date: November 9, 2001