Form 10-K
period 2001-12-31
REPUBLIC SERVICES INC
filed 2002-03-28
CIK 1060391

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 2002, the registrant had outstanding 167,040,469 shares of Common Stock. At such date, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $3,229,925,626.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE NUMBER
                                                                          -----------
Item  1.    Business....................................................       1
Item  2.    Properties..................................................      17
Item  3.    Legal Proceedings...........................................      18
Item  4.    Submission of Matters to a Vote of Security Holders.........      18
Item  5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................      19
Item  6.    Selected Financial Data.....................................      20
Item  7.    Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations (including Item 7A).................      21
Item  8.    Financial Statements and Supplementary Data.................      48
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure......................................      75
Item  10.   Directors and Executive Officers of the Registrant..........      76
Item  11.   Executive Compensation......................................      78
Item  12.   Security Ownership of Certain Beneficial Owners and
              Management................................................      85
Item  13.   Certain Relationships and Related Transactions..............      87
Item  14.   Exhibits, Financial Statement Schedule and Reports on Form
              8-K.......................................................      89

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 146 collection companies in 22 states. We also own or operate 89 transfer stations, 54 solid waste landfills and 26 recycling facilities.

     We had revenue of $2,257.5 million and $2,103.3 million and operating income of $283.5 million and $434.0 million for the years ended December 31, 2001 and 2000, respectively. The $154.2 million, or 7.3%, increase in revenue from 2000 to 2001 is primarily attributable to the successful execution of the operating and growth strategies described below. The $150.5 million decrease in operating income is primarily due to a charge of $132.0 million on a pre-tax basis, or $86.1 million on an after-tax basis, recorded in the fourth quarter of 2001 for completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown. The economic slowdown also contributed to the decrease in operating income from 2000 to 2001.

     Our presence in high growth markets throughout the Sunbelt, including Florida, Georgia, Nevada, California and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years supports our internal growth strategy. We believe that our presence in these markets positions our company to experience growth at rates that are generally higher than the industry's overall growth rate.

     While we believe that we are well positioned to continue to increase our revenue and operating income in the longer-term, the economic slowdown has had a negative impact on certain aspects of our business. However, the aspects of our business that we believe are "recession resilient" have continued to perform well. This includes residential and commercial collection operations which are flat rate businesses and are not subject to the volatility we experience in our industrial collection and disposal business. We continue to focus on enhancing stockholder value by implementing our financial, operating and growth strategies as described below.

INDUSTRY OVERVIEW

     Based on analysts' reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generated revenue of approximately $43 billion in 1999, of which approximately 47% was generated by publicly-owned waste companies, 29% was generated by privately-held waste companies and 24% was generated by municipal and other local governmental authorities. Only three companies generated the substantial majority of the publicly-owned companies' total revenue in 1999. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and local governmental authorities generated total annual revenue of approximately $23 billion. In general, growth in the solid waste industry is proportional to growth in the overall economy.

     The solid waste industry has experienced a period of rapid consolidation. During this time we were able to grow significantly through acquisitions. However, growth in the industry by virtue of acquisitions has slowed considerably. Despite this, we believe that the opportunity to grow through acquisitions still exists, albeit at a slower pace than experienced in previous years, as a result of the following factors:

          Subtitle D Regulation. Subtitle D of the Resource Conservation and Recovery Act of 1976, as currently in effect, and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller participants in our industry have found these costs difficult, if not impossible, to bear. Large publicly-owned companies, like our company, have greater access to, and a lower cost of, the capital necessary to finance such increased capital expenditures and costs relative to many of the privately-owned companies in the industry. Additionally, the required permits for landfill development, expansion or construction have become more difficult, time consuming and costly to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators with greater access to capital.

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

FINANCIAL STRATEGY

     A key component of our financial strategy is our ability to generate free cash flow. We use a simple definition -- free cash flow is net income, plus depreciation, depletion and amortization, less capital expenditures, plus or minus net changes in assets and liabilities. Certain analysts that follow the waste industry add deferred income taxes and proceeds from the sale of equipment to our definition of free cash flow. We believe that free cash flow is the best measure of our financial performance because strong, sustainable free cash flow is indicative of high quality earnings. Consequently, we have developed incentive programs and monthly field operating reviews that help focus our entire company on the importance of growing free cash flow.

     We manage our free cash flow primarily by ensuring that capital expenditures are appropriate in light of our internal and acquisition growth and by closely managing our assets and liabilities, the most critical of which are accounts receivable and accounts payable.

     We have used and will continue to use our cash flow to maximize stockholder value as well as our return on investment. This includes the following:

     - CUSTOMER SERVICE. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

     - INTERNAL GROWTH. Growth through increases in our customer base and services provided is the most cost-effective means for us to build our business. This includes not only investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

     - STRATEGIC ACQUISITIONS. We have and will continue to pursue strategic acquisitions that augment our existing business platform. For example, our acquisition of Richmond Sanitary Services during 2001 complemented our business platform by providing us with a vertically integrated business in a growth market.

     - SHARE REPURCHASE. If we are unable to identify opportunities that satisfy our growth strategy, we intend to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2001, we repurchased 9.2 million shares of our common stock, or approximately 5.4% of our shares outstanding at yearend, for $150.1 million. Our board of directors has authorized the repurchase of up to an additional $125.0 million of our common stock. We believe that our share repurchase program will continue to enhance stockholder value.

     - MINIMIZE BORROWINGS. To the extent that the opportunities to enhance stockholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings under our revolving credit facility.

     Another key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us to secure favorable, long-term fixed rate financing that reduces our exposure to changing interest rates. This has also allowed us, and will continue to allow us, to readily access capital markets.

     For certain risks related to our financial strategy, see "Risk Factors."

OPERATING STRATEGY

     We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy to accomplish this goal is to:

     - utilize the extensive industry knowledge and experience of our executive management,

     - utilize a decentralized management structure in overseeing day-to-day operations,

     - integrate waste operations,

     - improve operating margins through economies of scale, cost efficiencies and asset utilization,

     - achieve high levels of customer satisfaction, and

     - utilize systems to improve consistency in financial and operational performance.

     For certain risks related to our operating strategy, see "Risk Factors."

     - EXPERIENCED EXECUTIVE MANAGEMENT TEAM. We believe that we have one of the most experienced executive management teams in the solid waste industry.

          H. Wayne Huizenga, who has served as our Chairman since our initial public offering in July 1998, has over 27 years of experience in the solid waste industry. After several years of owning and operating private waste hauling companies in Florida, he co-founded Waste Management in 1971. From 1971 to 1984, he served in various executive capacities with Waste Management, including President and Chief Operating Officer. By then, Waste Management, Inc. had become the world's largest integrated solid waste services company.

          Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 37 years of experience in the solid waste industry. Mr. Hudson worked closely with Mr. Huizenga, from 1964 until 1982, at Waste Management and at the private waste hauling firms they operated prior to the formation of Waste Management. In 1982, Mr. Hudson retired as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management. In 1983, Mr. Hudson founded Hudson Management Corporation, a solid waste collection company in Florida, and served as its Chairman and Chief Executive Officer until it merged with AutoNation in August 1995. By that time, Hudson Management had grown to over $50.0 million in annual revenue, becoming one of Florida's largest privately-held solid waste collection companies based on revenue. From August 1995 until our initial public offering, Mr. Hudson served in various capacities with AutoNation, including Chairman of its Solid Waste Group.

          James E. O'Connor, who has served as our Chief Executive Officer since December 1998, also worked at Waste Management from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc., from 1992 to 1997. Mr. O'Connor has over 27 years of experience in the solid waste industry.

         The other corporate officers with responsibility for our operations have an average of over 19 years of management experience in the solid waste industry. Our five regional vice presidents have an average of 23 years of experience in the industry, and our 22 area presidents have an average of 22 years of experience in the industry.

     - DECENTRALIZED MANAGEMENT STRUCTURE. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. In early 2001, we added a sales, maintenance and operations manager to each of our regional management teams, which previously consisted of a regional vice president and a regional controller. We believe that strengthening our regional management teams allows us to more effectively and efficiently drive our company's initiatives and helps ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for regional and area management teams is primarily based on the improvement in operating income produced and the cash flow generated in each manager's geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers' needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

     - INTEGRATED OPERATIONS. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2001, approximately 52% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we are able to reduce our disposal costs.

     - ECONOMIES OF SCALE, COST EFFICIENCIES AND ASSET UTILIZATION. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs in the range of 10% of revenue which we feel is appropriate given our existing business platform. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet, we have instituted a grid productivity program which allows us to benchmark the performance of all of our drivers. In our larger markets, we also routinely use a route optimization program to minimize drive time and improve operating density. By using assets more efficiently, operating expenses can be significantly reduced.

     - HIGH LEVELS OF CUSTOMER SATISFACTION. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

     - UTILIZE SYSTEMS TO IMPROVE CONSISTENCY IN FINANCIAL AND OPERATIONAL REPORTING. We continue to focus on systems and training initiatives that complement our operating strategy. These initiatives include contact management, billing, productivity, maintenance and general ledger systems. These systems provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

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

         Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in high-growth markets. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. For example, we have secured exclusive, long-term franchise agreements in high-growth markets such as Los Angeles, Orange and Contra Costa Counties in California, Las Vegas, Nevada, Arlington, Texas and many areas of Florida. We believe that this positions our company to experience internal growth rates that are generally higher than our industry's overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growth markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

         Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable our company to capitalize on our leading positions in many of the markets in which we operate. We currently have approximately 500 sales and marketing employees in the field, who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a contact management system that assists our sales people in tracking leads. It also tracks renewal periods for existing and potential commercial, industrial and franchise contracts.

     - ACQUISITION GROWTH. During the past several years, the solid waste industry experienced a period of rapid consolidation. We were able to grow significantly through acquisitions during this period. However, the rate of consolidation in the industry has slowed considerably. Despite this, we continue to look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses on the approximately $23 billion of revenue generated by privately-held solid waste companies and municipal and local governmental authorities in 1999. We believe that our ability to acquire privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately-held companies' owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occurs for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that may be divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

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

         Acquire Businesses Positioning the Company for Growth. In making acquisitions, we principally target high quality businesses that will allow our company to be, or provide our company favorable prospects of becoming, a leading provider of integrated solid waste services in markets with favorable demographic growth. For example, during 2001 we acquired Richmond Sanitary Services, located in Northern California. Richmond complemented our business platform by providing us with a vertically integrated business in a growth market. Generally, we have acquired, and will continue to seek, solid waste collection, transfer and disposal companies that:

        - have strong operating margins,

        - are in growth markets,

        - are among the largest or have a significant presence in their local markets, and

        - have long-term contracts or franchises with municipalities and other customers.

      Once we have a base of operations in a particular market, we focus on acquiring trucks and routes of smaller businesses that also operate in that market and surrounding markets, which are typically referred to as "tuck-in" acquisitions. We seek to consolidate the operations of such tuck-in businesses into our existing operations in that market. We also seek to acquire landfills, transfer stations and collection companies that operate in markets that we are already servicing in order to fully integrate our operations from collection to disposal. In addition, we have in the past and may continue in the future to exchange businesses with other solid waste companies if by doing so there is a net benefit to our business platform. These activities allow us to increase our revenue and market share, lower our cost of operations as a percentage of revenue, and consolidate duplicative facilities and functions to maximize cost efficiencies and economies of scale.

         Acquire Well-Managed Companies. We also seek to acquire businesses that have experienced management teams that are willing to join the management of our company. We generally seek to maintain continuity in management of larger acquired companies in order to capitalize on their local market knowledge, community relations and name recognition, and to instill their entrepreneurial drive at all levels of our operations. By furnishing the local management of such acquired companies with our financial and marketing resources and technical expertise, we believe that the acquired companies are better able to secure additional municipal franchises and other contracts.

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

     Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 22 states through 146 collection companies. In 2001, 76% of our revenue was derived from collection services consisting of approximately 28% from services provided to municipal and residential customers, 40% from services provided to commercial customers and 32% from services provided to industrial customers.

     Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give our company exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for as long as 33 years. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with our company. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

     In our commercial and industrial collection operations, we supply our customers with waste containers. We also rent compactors to large waste generators. Commercial collection services are generally performed under one to three-year service agreements, and fees are determined by such considerations as:

     - market factors,

     - collection frequency,

     - type of equipment furnished,

     - type and volume or weight of the waste collected,

     - distance to the disposal facility, and

     - cost of disposal.

     We rent waste containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year or longer. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

     We own or operate 89 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities.

     Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

     Disposal Services. As of December 31, 2001, we owned or operated 54 landfills, which had approximately 7,450 permitted acres and total available permitted disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand our sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See "-- Properties."

     Most of our existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills, although no assurances can be made that all future expansions will be permitted as designed.

     Other Services. We have 26 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party facilities, thereby minimizing our recycling investment.

     We provide remediation and other heavy construction services primarily through our subsidiary located in Missouri. During early 1998 this subsidiary was awarded a contract by the Army Corps of Engineers to dredge a portion of the Blue River. Revenue from this contract, which was completed in December 1999, was approximately $52 million. In March 2001, we agreed to act as a subcontractor on the next phase of the Blue River project. Revenue from this contract, which is scheduled to be completed in December 2002, is expected to be approximately $17 million of which approximately $13 million has already been recorded.

     We also have a compost, mulch and soil business at which yard, mill and other waste is processed, packaged and sold as various products.

SALES AND MARKETING

     We seek to provide quality services that will enable our company to maintain high levels of customer satisfaction. We derive our business from a broad customer base which we believe will enable our company to experience stable growth. We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.

     We employ approximately 500 sales and marketing employees. Our sales and marketing strategy is to provide high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

     Most of our marketing activity is local in nature. However, in 2000 we initiated a national accounts program in response to our customers' needs. We will continue to develop this program in 2002. We generally do not change the tradenames of the local businesses we acquire, and therefore we do not operate nationally under any one mark or tradename. Rather, we rely on the goodwill associated with the acquired companies' local tradenames as used in each geographic market in which we operate.

CUSTOMERS

     We provide services to commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the last three years. Our largest customer in 2001 comprised less than 1% of our consolidated revenue and our largest municipal franchise comprised less than 4%.

COMPETITION

     We operate in a highly competitive industry. Entry into our business and the ability to operate profitably in the industry requires substantial amounts of capital and managerial experience.

     Competition in the non-hazardous solid waste industry comes from a few large, national publicly-owned companies, including Waste Management and Allied Waste Industries, several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. Some of our competitors have significantly larger operations, and may have significantly greater financial resources, than we do. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing.

     We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. This may have an impact on our future revenue and profitability.

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

REGULATION

     Our facilities and operations are subject to a variety of federal, state and local requirements which regulate public health, safety, the environment, zoning and land use. Operating and other permits are generally required for landfills and transfer stations, certain waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the treatment, storage, transportation and disposal of hazardous and non-hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. These regulations provide governmental authorities with strict powers of enforcement, which include the ability to obtain injunctions and/or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, public and occupational health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor, administer these regulations.

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

     Federal Regulation. The following summarizes the primary environmental, public and occupational safety-related federal statutes of the United States affecting our facilities and operations:

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

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980. CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict or joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, parties who transported the hazardous substance to the site and parties who arranged for disposal at the site. Under the authority of this Act and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under this Act is not dependent upon the existence or disposal of "hazardous wastes" but can also be based upon the existence of small quantities of more than 700 "substances" characterized by the EPA as "hazardous," many of which may be found in common household waste.

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

          (3) The Federal Water Pollution Control Act of 1972. This Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under this Act require a permit for certain construction activities and discharges from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under this Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects "wetlands" must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

          (4) The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA enacted rules that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that have been operating since November 1987, and that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill must have the required gas collection and control system is dependent upon the adoption of state regulations and the date that the EPA approves the state program. Many state regulatory agencies currently require monitoring systems for the collection and control of landfill gas. We do not expect that compliance with any new state regulations will have a material effect on us.

          (5) The Occupational Safety and Health Act of 1970. This act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

     State Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances in solid waste landfills have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA, respectively.

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

     Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet all applicable regulations. If underground storage tanks we own or operate leak, and the leakage migrates onto the property of others, we could be liable for response costs and other damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our business or financial condition.

     Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the United States Supreme Court held similar laws and regulations unconstitutional; however, states have attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In 1994, the Supreme Court ruled that state and local flow control laws and ordinances, which attempt to restrict waste from leaving its place of generation, were an impermissible burden on interstate commerce, and therefore, were unconstitutional; however, states have also attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In response to these Supreme Court rulings, Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

     We have established a reserve for landfill and environmental costs, which includes landfill site closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of the RCRA and adjust our rates used to expense closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our reserves for such environmental and landfill expenditures are adequate. However, environmental laws may change, and there can be no assurance that our reserves will be adequate to cover requirements under existing or new environmental regulations, future changes or interpretations of existing regulations or the identification of adverse environmental conditions previously unknown to us. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Landfill and Environmental Matters" and "Risk
Factors -- Compliance with environmental regulation may impede our growth."

LIABILITY INSURANCE AND BONDING

     The nature of our business exposes our company to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that the limits of such environmental liability insurance would be adequate in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

     We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker's compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and while we have, subject to limitations and exclusions, substantial liability insurance, no assurance can be given that we will not be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

     As of December 31, 2001, we employed approximately 12,700 full-time employees, approximately 3,200 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

COMPENSATION

     We believe that our compensation program effectively aligns our field and corporate management team with the company's overall goal of generating increasing amounts of free cash flow while achieving targeted earnings and returns on invested capital. This is done by utilizing simple and measurable metrics on which incentive pay is based. At the field level, these metrics are based upon free cash flow, earnings and return on invested capital for each manager's geographic area of responsibility. Great effort is taken to ensure that these individual goals agree to the overall goals of the company. Incentive compensation at the corporate level is based on the obtainment of our company's overall goals. In addition, certain field and corporate employees also participate in a long-term incentive program. We believe this program aligns our company's short- and long-term goals and helps ensure that the long-term success of our company is not sacrificed for the obtainment of short-term goals.

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

     If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

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

ECONOMIC CONDITIONS MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND INTERNAL GROWTH.

     During 2001, commodity prices were lower primarily due to the economic slowdown. This reduction in commodity prices negatively impacted our operating margins. The economic slowdown also negatively impacted the portion of our business servicing the manufacturing sector and the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity began to weaken. Furthermore, the portion of our business that services the residential construction industry was negatively impacted toward the latter part of 2001. A continued slowdown in the economy could further adversely affect volumes, pricing and operating margins in our collection, transfer and disposal operations.

     The waste business is labor intensive. During 2000, the nation experienced record lows in unemployment. This tight labor market resulted in higher labor costs for our company as we competed for a dwindling number of available workers. While we do not anticipate a significant reduction in available workers, our labor costs could increase in the future as we attempt to attract and retain experienced employees in tight labor markets.

WE MAY BE UNABLE TO EXECUTE OUR FINANCIAL STRATEGY.

     Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

     Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, to fund our internal growth, to acquire other solid waste businesses, repurchase shares of our common stock and/or minimize our borrowings. We cannot assure you that we will generate sufficient cash flow to execute our financial strategy or that we will be able to repurchase our common stock at prices that are accretive to earnings per share.

WE MAY BE UNABLE TO EXECUTE OUR ACQUISITION GROWTH STRATEGY.

     Our ability to execute our growth strategy still depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot assure you that:

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

COMPLIANCE WITH ENVIRONMENTAL REGULATION MAY IMPEDE OUR GROWTH.

     We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning and land use. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes discriminatory fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition, results of operations or cash flows. A significant judgment or fine against our company, or our loss of significant permits or licenses, could have a material adverse effect on our financial condition, results of operations, cash flows or prospects.

REGULATORY APPROVAL TO DEVELOP OR EXPAND OUR LANDFILLS AND TRANSFER STATIONS MAY BE DELAYED OR DENIED.

     Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens' groups and local politicians, sometimes challenge these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory approval may prohibit us from establishing new facilities and expanding existing facilities.

OUR FINANCIAL STATEMENTS ARE BASED UPON ESTIMATES AND ASSUMPTIONS THAT MAY DIFFER FROM ACTUAL RESULTS.

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by us. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

     We currently accrue for landfill closure and post-closure costs based on consumption of landfill airspace. As of December 31, 2001, assuming that all available landfill capacity is used, we expect to expense approximately $490.4 million of landfill closure and post-closure costs over the remaining lives of these facilities. We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to us.

AN INCREASE IN THE PRICE OF FUEL MAY ADVERSELY AFFECT OUR BUSINESS.

     Our operations are dependent upon fuel, which we purchase in the open market on a daily basis. During 2000, we experienced a significant increase in the cost of fuel. A portion of this increase was passed on to our customers. However, because of the competitive nature of the waste industry, there can be no assurances that we will be able to pass on future fuel price increases to our customers. Accordingly, a significant increase in fuel costs could adversely affect our business.

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

WE MAY BE UNABLE TO EXTEND THE MATURITY OF OUR REVOLVING SHORT-TERM CREDIT FACILITY.

     We have a revolving short-term credit facility in the principal amount of $300.0 million which expires in July 2002. We anticipate extending the maturity of this credit facility until July 2003. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.

THE OUTCOME OF AN AUDIT BY THE INTERNAL REVENUE SERVICE MAY ADVERSELY AFFECT OUR COMPANY.

     Through the date of our initial public offering in July 1998, we filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 through 1999. In accordance with the tax sharing agreement we have with AutoNation, we may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998 resulting from this audit. No assurance can be given with respect to the outcome of this audit or the effect it may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Ft. Lauderdale, Florida in leased premises. As of December 31, 2001, we operated approximately 5,300 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

     The following table provides certain information regarding the 54 landfills owned or operated by us as of December 31, 2001:

                                                                                                                  UNUSED
                                                                                            TOTAL    PERMITTED   PERMITTED
LANDFILL NAME                                                      LOCATION                ACREAGE    ACREAGE     ACREAGE
-------------                                                      --------                -------   ---------   ---------
Apex.................................................  Clark County, Nevada                 2,285      1,233       1,074
Brent Run............................................  Montrose, Michigan                     370        106          67
Broadhurst Landfill(1)...............................  Jesup, Georgia                         900        105          70
C&T Regional.........................................  Linn, Texas                            200         77          10
CWI Florida..........................................  Winter Haven, Florida                   80         58           8
Carleton Farms.......................................  Detroit, Michigan                      495        388         253
Charter Waste........................................  Abilene, Texas                         396        300         273
Cedar Trail..........................................  Bartow, Florida                        392         53          10
Chiquita Canyon......................................  Valencia, California                   592        257          81
Cleveland Container/JMN..............................  Shelby, North Carolina                 179         37          --
Countywide...........................................  East Sparta, Ohio                      816         88          --
Dozit Landfill.......................................  Morganfield, Kentucky                  231         47          28
East Carolina Landfill...............................  Aulander, North Carolina               729        113          51
Elk Run..............................................  Onaway, Michigan                        99         40          33
Epperson Landfill....................................  Williamstown, Kentucky                 861        100          58
Foothills Landfill(1)................................  Lenior, North Carolina                 231         78          56
Forest Lawn..........................................  Three Oaks, Michigan                   392        126          --
Front Range..........................................  Denver, Colorado                       602        195         152
Honeygo Run..........................................  Perry Hall, Maryland                    68         39          13
Kestrel Hawk.........................................  Racine, Wisconsin                      218        125          27
Laughlin(1)..........................................  Laughlin, Nevada                        40         40          --
Mallard Ridge........................................  Delavan, Wisconsin                     659         42          --
Modern...............................................  York, Pennsylvania                     716        230          32
National Serv-All....................................  Fort Wayne, Indiana                    458        204          26
Nine Mile Road.......................................  St. Augustine, Florida                 414         28          --
North County.........................................  Houston, Texas                         100         31           9
Northwest Tennessee..................................  Union City, Tennessee                  600        120          76
Oak Grove............................................  Winder, Georgia                        324         60          12
Ohio County Balefill(1)..............................  Beaver Dam, Kentucky                   908        178         133
Pepperhill...........................................  North Charleston, South Carolina        37         22          --
Pine Grove...........................................  Amanda, Ohio                           734        112          83
Pine Ridge...........................................  Griffin, Georgia                       860        196         159
Potrero..............................................  Suisan, California                   1,400        190         104
Presidio(1)..........................................  Presidio, Texas                         10         10           6
Republic/Alpine(1)...................................  Alpine, Texas                           80         74          67
Republic/CSC.........................................  Avalon, Texas                          467        190         127
Republic/Maloy.......................................  Campbell, Texas                        388        195         130
San Angelo(1)........................................  San Angelo, Texas                      257        232         111
Savannah Regional....................................  Savannah, Georgia                      123         56          42
Seabreeze Landfill...................................  Clute, Texas                           846        195          75
Seagull..............................................  Avalon, California                       6          3          --
Southern Illinois Regional...........................  DeSoto, Illinois                       328        113          19
Swiftcreek Landfill..................................  Macon, Georgia                         836         81          28
Tay-Ban..............................................  Birch Run, Michigan                     90         25           6
Tri-K Landfill.......................................  Stanford, Kentucky                     572         64          40
United Refuse........................................  Fort Wayne, Indiana                    305         77          15
Upper Piedmont Environmental.........................  Roxboro, North Carolina                676         70          39
Uwharrie Landfill(1).................................  Mt. Gilead, North Carolina             708        118          61
Valleyview...........................................  Louisville, Kentucky                   894        109          56
Vasco Road...........................................  Livermore, California                  435        246          89
Victory Environmental................................  Terre Haute, Indiana                 1,061        260          61
Wabash Valley........................................  Wabash, Indiana                        303         69          13
West Contra Costa County.............................  Contra Costa, California               350        188          --
Whitefeather.........................................  Pinconning, Michigan                   105         57          45
                                                                                           ------      -----       -----
        Total........................................                                      26,226      7,450       3,928
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

     In September 1999, several lawsuits were filed by certain shareholders against our company and certain of our officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claimed, on behalf of a purported class of purchasers of our company's common stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding our company's growth and the assets acquired from Waste Management. The Court subsequently consolidated these lawsuits into an action entitled In Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 which was subsequently dismissed by the Court without prejudice in February 2001. A motion to the Court by the plaintiffs to reconsider this decision was thereafter denied and the Court dismissed with prejudice the plaintiffs' consolidated complaint in October 2001. No appeal of this dismissal was filed by the plaintiffs and the litigation was concluded in our favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock began trading on the New York Stock Exchange on July 1, 1998.

     The following table sets forth the range of the high and low sales prices of our common stock for the periods indicated:

                                                           HIGH     LOW
                                                          ------   ------
2001
First Quarter...........................................  $19.10   $13.75
Second Quarter..........................................   19.95    17.45
Third Quarter...........................................   20.90    15.60
Fourth Quarter..........................................   20.60    15.25

2000
First Quarter...........................................  $14.63   $ 9.63
Second Quarter..........................................   16.75    10.69
Third Quarter...........................................   17.50    12.75
Fourth Quarter..........................................   17.25    10.75

     On March 26, 2002 the last reported sales price of our common stock was $19.35.

     There were approximately 97 record holders of our common stock at March 26, 2002.

     We did not pay in 2000 and 2001, nor do we intend to pay in the foreseeable future, cash dividends on our common stock. We intend to retain all earnings for use in the operation and expansion of our business. However, if we are unable to expand our business by acquiring businesses that satisfy our acquisition growth strategy, we intend to use a portion of our future earnings to repurchase our common stock.

     During 2000, our board of directors authorized the repurchase of up to $150.0 million of our common stock. During 2001, our board of directors authorized the repurchase of up to an additional $125.0 million of our common stock. As of December 31, 2001, we paid $150.1 million to repurchase approximately 9.2 million shares of our stock of which approximately 5.6 million shares were acquired during 2001 for $99.2 million.

ITEM 6.  SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

     The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data and the other operating data for the years 1998 and 1997 and the selected balance sheet data at December 31, 1999 and 1998 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2001 presentation. See Notes 1, 3 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders' equity and their effect on comparability of year-to-year data.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2001       2000       1999       1998       1997
                                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $2,257.5   $2,103.3   $1,869.3   $1,375.0   $1,127.7
Expenses:
  Cost of operations........................................   1,422.5    1,271.3    1,131.9      848.6      723.0
  Depreciation, amortization and depletion..................     215.4      197.4      163.2      106.3       86.1
  Selling, general and administrative.......................     236.5      193.9      176.7      135.8      117.3
  Other charges.............................................      99.6        6.7        6.9         --         --
                                                              --------   --------   --------   --------   --------
Operating income............................................     283.5      434.0      390.6      284.3      201.3
Interest expense............................................     (80.1)     (81.6)     (64.2)     (44.7)     (25.9)
Interest income.............................................       4.4        1.7        3.5        1.5        4.9
Other income (expense), net.................................       1.5        2.3       (3.4)       (.9)       1.8
                                                              --------   --------   --------   --------   --------
Income before income taxes..................................     209.3      356.4      326.5      240.2      182.1
Provision for income taxes..................................      83.8      135.4      125.7       86.5       65.9
                                                              --------   --------   --------   --------   --------
Net income..................................................  $  125.5   $  221.0   $  200.8   $  153.7   $  116.2
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings per share(a).....................  $    .73   $   1.26   $   1.14   $   1.13   $   1.21
                                                              ========   ========   ========   ========   ========
Weighted average diluted common and common equivalent shares
  outstanding(a)............................................     171.1      175.0      175.7      135.6       95.7
                                                              ========   ========   ========   ========   ========
Adjusted basic and diluted earnings per share(b)............  $   1.24
                                                              ========

                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                               2001      2000       1999       1998      1997
                                                              -------   -------   ---------   -------   -------
OTHER OPERATING DATA:
EBITDA(c)...................................................  $ 498.9   $ 631.4   $   553.8   $ 390.6   $ 287.4
EBITDA margin(d)............................................     22.1%     30.0%       29.6%     28.4%     25.5%
Capital expenditures........................................  $ 249.3   $ 208.0   $   294.5   $ 203.6   $ 178.3
Cash flows from operating activities........................    459.2     461.8       323.8     271.1     279.4
Cash flows from investing activities........................   (481.8)   (465.0)   (1,053.7)   (607.4)   (168.1)
Cash flows from financing activities........................     36.7      (7.9)      186.4     892.9    (135.5)

                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                2001       2000       1999       1998
                                                              --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   16.1   $    2.0   $   13.1   $  556.6
Restricted cash.............................................     142.3       84.3       10.3        7.1
Total assets................................................   3,856.3    3,561.5    3,288.3    2,812.1
Total debt..................................................   1,367.7    1,256.7    1,209.3    1,057.1
Total stockholders' equity..................................   1,755.9    1,674.9    1,502.7    1,299.1

---------------

(a) Prior to our initial public offering on July 1, 1998, we had 100 shares of common stock outstanding, all of which were owned by AutoNation. Historical share and per share data have been retroactively adjusted for the recapitalization of our 100 shares of common stock into 95.7 million shares of common stock in July 1998.
(b) Adjusted basic and diluted earnings per share excludes an $86.1 million after-tax charge we recorded in the fourth quarter of 2001 related to the completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown.
(c) EBITDA represents operating income plus depreciation, amortization and depletion. While EBITDA data should not be construed as a substitute for operating income, net income or cash flows from operations in analyzing our operating performance, financial position and cash flows, we have included EBITDA data, which is not a measure of financial performance under generally accepted accounting principles, because we believe that this data is commonly used by certain investors to evaluate a company's performance in the solid waste industry. Due to the fact that not all companies calculate non-GAAP measures in the same manner, the EBITDA presentation herein may not be comparable to similarly titled measures reported by other companies.
(d) EBITDA margin represents EBITDA divided by revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.

2001 FINANCIAL OBJECTIVES

     In January 2001, we publicly announced our objectives for the year. These objectives included the following:

     - Increasing free cash flow by 18% to $145 million, or over 60% of net income.

     - Growing revenue by 5%, with 2% from price and 3% from volume.

     - Increasing earnings per share by 6% to $1.36. This objective assumed a V-shaped recovery in the economy during the second half of the year.

     - Using free cash flow to enhance shareholder value by completing strategic acquisitions and repurchasing up to $100.0 million of our stock.

     - Maintaining our strong balance sheet evidenced by a debt to total capitalization ratio in the mid to low 40% range.

2001 BUSINESS PERFORMANCE

     Revenue and operating margins were pressured by falling commodity prices during the first quarter. Our internal growth for the quarter, excluding the impact of commodity prices, was 4.3% with 2.2% coming from price and 2.1% from volume. Higher fuel costs also pressured margins during the quarter. In addition, we strengthened our regional management structure by adding sales, maintenance and operational personnel during this period. This increase in staff resulted in increased selling, general and administrative costs placing further downward pressure on operating margins.

     During the second quarter of 2001, revenue and operating margins were negatively impacted by continued weakness in commodity prices. In addition, we began to see a slowdown in the manufacturing sector, particularly in the Midwestern and Mid-Atlantic states. Our internal growth for the quarter, excluding the negative impact of commodity prices and the positive impact of non-core operations, was 5.0% with 2.0% coming from price and 3.0% coming from volume. Higher labor costs also pressured margins during the quarter.

     During the second quarter, we acquired Richmond Sanitary Services, located in Northern California. Richmond complemented our business platform by providing us with a vertically integrated business in a growth market.

     During the third quarter of 2001, the economic slowdown began to impact our industrial business servicing the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity began to weaken. In addition, the slowdown we began to experience in the second quarter in the manufacturing sector became more acute as we began to see significant shift reductions and plant closings in the Southeastern United States, particularly in the textile and home furnishing industries in the Carolinas. These conditions were reflected in our internal growth numbers. Our internal growth for the quarter, excluding the negative impact of commodity prices and the positive impact of non-core operations, was 2.1% with 1.6% coming from price and .5% coming from volume. This rate of internal growth was approximately half of what we experienced in prior quarters of 2001. While we continued to be successful in attracting municipal customers, these customers generally produce less revenue and lower margins than other types of customers.

     Also during the third quarter, operating margins continued to be pressured by lower commodity prices and higher labor costs. Selling, general and administrative costs were also higher due to the previously discussed strengthening of our regional management structure and due to an increase in bad debt expense attributable to the economic slowdown.

     During the third quarter, we sold $450.0 million of unsecured notes with a coupon rate of 6 3/4% that mature in 2011. This transaction allowed us to secure long-term financing at, what we believe, is a very favorable rate.

     During the fourth quarter of 2001, we continued to see a weakening in waste volumes from the manufacturing sector. We also continued to see a slowdown in commercial construction and special waste activity which resulted in both volume reductions and price sensitivity for these services. Furthermore, we began to see a softening in residential construction activity. As a result, internal growth for the quarter, excluding the negative impact of commodity prices and the positive impact of non-core operations, was 2.6% with 1.8% coming from price and .8% coming from volume. Internal growth for all of 2001, excluding the negative impact of commodity prices and the positive impact of non-core operations, was 3.4% with 1.9% coming from price and 1.5% coming from volume.

     Operating margins also weakened during the fourth quarter for the reasons mentioned above. We continued to see medical costs escalate and we began to experience higher costs for risk insurance. We also continued to experience higher labor costs and selling, general and administrative costs due to the strengthening of our regional management structure. In addition, bad debt expense continued to increase as a result of the economic slowdown.

     During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Included in this charge are the completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown. On a reported basis, including the impact of the charge, our earnings per share for 2001 were $.73.

     On an adjusted basis, before considering the impact of the charge we recorded during the fourth quarter, our earnings per share were $1.24. While we did not achieve our announced earnings per share objective for 2001 for reasons primarily attributable to the economic slowdown, our free cash flow was $147.0 million or 69% of adjusted net income. Our disciplined approach to managing capital expenditures and our focus on monetizing accounts receivable helped us to exceed our free cash flow objective. Our debt to total capitalization as of December 31, 2001 was 41.3%.

     During 2001, we used our free cash flow to repurchase 5.6 million shares of our common stock for $99.2 million. In addition, we acquired Richmond Sanitary Services, a fully integrated waste disposal company located in Northern California.

2002 FINANCIAL OBJECTIVES

     Our financial objectives for 2002 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter 2001. Specific guidance is as follows:

     - Our goal is to generate $147.0 million in free cash flow. This includes the net impact of the change in accounting for goodwill. The comparable amount in 2001, assuming the change in accounting for goodwill was effective January 1, 2001, would have been $132.0 million.

     - We anticipate using our free cash flow to repurchase shares of our common stock under our $125.0 million share repurchase program approved by our board of directors in October 2001.

     - We anticipate earnings per share of $1.37 to $1.39. This includes the expected decrease in goodwill amortization resulting from the change in accounting for goodwill.

     - We anticipate internal growth from core operations to be 1.5% to 2.0%, approximately 1.0% attributable to price and .5% to 1.0% attributable to volume.

BUSINESS INITIATIVES

     Our business initiatives for 2002 are generally a continuation of those initiated in 2001 and are dependent on standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained in our new systems is essential to the overall success of our initiatives. Our business initiatives for 2002 are as follows:

     - Improve our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we expect to implement the second generation of this software which we call RSI 1.0. RSI 1.0 will be our company's core business system providing a variety of functionalities including customer service, dispatch, billing, sales analysis and route productivity analysis.

       We are in the process of instituting a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

       During 2001, we also implemented a customer relationship management system. This system will improve the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for existing and potential commercial, industrial and franchise contracts. Our focus during 2002 will be to ensure our sales force is properly trained on this system and using it as intended.

     - Improve the productivity of our operations. We have instituted a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we routinely use a route optimization program to minimize drive times and improve operational density. During 2001, we completed a disposal optimization review. This review determines which local disposal option maximizes our return on invested capital and cash flow.

     - Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and procurement system. Among other features, this system will track parts inventories, generate automatic quantity order points and log all maintenance work. It will allow us to capture and review information to ensure our preventive maintenance programs comply with manufacturers' warranties. In addition, the purchase order module within this system will allow us to cross-reference purchasing information with our inventory. We expect to have Dossier implemented at all of our hauling operations by the end of 2002, and we expect to roll this system out to our landfill operations in 2003.

     - Enhance operational and financial reporting systems. We currently have several initiatives underway aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

       The most significant of these systems is our enterprise-wide general ledger package. By February 2002, we successfully converted 40% of our locations to Lawson general ledger software. We expect to have the entire company converted to Lawson by the third quarter of 2002.

       All of the system initiatives mentioned above will provide us with more consistent and detailed information, thus allowing us to make quicker and more informed business decisions. In addition, during 2001 all of our software applications were standardized and centralized at our data center in Fort Lauderdale, Florida. This standardization and centralization provides us with consolidated information concerning our operations across a variety of operational and financial disciplines. It also significantly enhances our ability to execute our disaster recovery plan, if necessary.

     - Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of the recent increase in insurance costs, we are expanding our safety training programs in 2002. We have signed a multi-year agreement with DuPont Safety Resources to assist us in successfully completing this initiative.

OUR BUSINESS

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 146 collection companies in 22 states. We also own or operate 89 transfer stations, 54 solid waste landfills and 26 recycling facilities.

     We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling and compost, mulch and soil operations.

     The following table reflects our total revenue by source for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                         2001                2000                1999
                                   ----------------    ----------------    ----------------
Collection:
  Residential....................  $  479.7    21.2%   $  434.6    20.6%   $  373.2    20.0%
  Commercial.....................     686.0    30.4       627.8    29.9       548.4    29.3
  Industrial.....................     509.6    22.6       486.5    23.1       432.8    23.1
  Other..........................      47.5     2.1        47.6     2.3        50.0     2.7
                                   --------   -----    --------   -----    --------   -----
          Total collection.......   1,722.8    76.3     1,596.5    75.9     1,404.4    75.1
                                   --------            --------            --------
Transfer and disposal............     780.8               717.4               546.3
Less: Intercompany...............    (405.0)             (364.5)             (234.7)
                                   --------            --------            --------
  Transfer and disposal, net.....     375.8    16.7       352.9    16.8       311.6    16.7
  Other..........................     158.9     7.0       153.9     7.3       153.3     8.2
                                   --------   -----    --------   -----    --------   -----
          Total revenue..........  $2,257.5   100.0%   $2,103.3   100.0%   $1,869.3   100.0%
                                   ========   =====    ========   =====    ========   =====

     Certain amounts for 2000 and 1999 in the table above have been reclassified to conform to the 2001 presentation.

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection operations to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue in any of the last three years. During 2001, our largest customer comprised less than 1% of our consolidated revenue and our largest municipal franchise comprised less than 4%.

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 2001, approximately 52% of the total volume of waste we collected was disposed of at landfills we own or operate.

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

     Cost and airspace estimates are developed annually by independent engineers together with our engineers. These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes in design and changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

CRITICAL ACCOUNTING POLICIES AND DISCLOSURES

     Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. In 1999, we significantly expanded our accounting disclosures in a number of areas that require subjective or complex judgments including landfill accounting, fixed assets and the activity in various balance sheet accounts such as closure and post-closure accruals, insurance reserves and allowance for doubtful accounts. As part of our continuing commitment to reliable and transparent financial reporting that allows the users of our financial statements to make more informed decisions, we have prepared the following list of accounting policies that we believe are the most critical in understanding our company's financial condition, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
LANDFILL ACCOUNTING:
Life Cycle Accounting  We use life cycle       Cost and airspace       Management's
                       accounting and the      estimates are           Discussion and
                       units-of-consumption    developed annually by   Analysis of Financial
                       method to recognize     independent and/or      Condition and Results
                       certain landfill        company engineers.      of
                       costs over the life     Changes in these        Operations -- Landfill
                       of the site. In life    estimates could         and Environmental
                       cycle accounting, all   significantly affect    Matters.
                       costs to acquire,       our amortization and
                       construct, close and    depletion expense.      Note 4, Landfill and
                       maintain a site                                 Environmental Costs
                       during post-closure                             in the Consolidated
                       are capitalized or                              Financial Statements.
                       accrued and charged
                       to expense based upon
                       the consumption of
                       cubic yards of
                       available airspace.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
Likely to be           We include in our       We have developed six   Management's
Permitted Airspace     calculation of total    criteria that must be   Discussion and
                       available airspace      met before an           Analysis of Financial
                       expansion areas that    expansion area is       Condition and Results
                       we believe are likely   designated as likely    of
                       to be permitted.        to be permitted. We     Operations -- Landfill
                                               believe that            and Environmental
                                               satisfying each of      Matters.
                                               these criteria
                                               demonstrates a high     Note 4, Landfill and
                                               likelihood that         Environmental Costs
                                               expansion airspace      in the Consolidated
                                               that is incorporated    Financial Statements.
                                               in our landfill
                                               costing will be
                                               permitted. However,
                                               because some of these
                                               criteria are
                                               judgmental, they may
                                               exclude expansion
                                               airspace that will
                                               eventually be
                                               permitted or include
                                               expansion airspace
                                               that will not be
                                               permitted. In either
                                               of these scenarios,
                                               our amortization,
                                               depletion, and
                                               closure and post-
                                               closure expense could
                                               change significantly.

Closure and Post-      Costs for final         Total future costs      Management's
Closure                closure of our          for closure and         Discussion and
                       landfills and costs     post-closure are        Analysis of Financial
                       for providing           developed annually by   Condition and Results
                       required post-closure   independent and/or      of
                       monitoring and          the company's           Operations -- Landfill
                       maintenance are         engineers. Changes in   and Environmental
                       charged to cost of      these estimates could   Matters
                       operations based upon   affect our closure      and -- Selected
                       consumed airspace       and post-closure        Balance Sheet
                       using the units-of-     expense.                Accounts.
                       consumption method.
                       These costs are not                             Note 4, Landfill and
                       discounted to the                               Environmental Costs
                       present value of                                in the Consolidated
                       total estimated                                 Financial Statements.
                       costs.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
SELF INSURANCE:
                       Our insurance           Estimates of claims     Management's
                       programs for worker's   development and         Discussion and
                       compensation, general   claims incurred but     Analysis of Financial
                       liability, vehicle      not reported are        Condition and Results
                       liability and           developed by us and     of
                       employee-related        by our independent      Operations -- Selected
                       health care benefits    actuary. If actual      Balance Sheet
                       are effectively         claims experience or    Accounts.
                       self-insured.           development is
                       Self-insurance          significantly           Note 11, Commitments
                       accruals are based on   different than our      and Contingencies in
                       claims filed and        estimates, our          the Consolidated
                       estimates of claims     self-insurance          Financial Statements.
                       incurred but not        expense would change.
                       reported.
PROPERTY AND
EQUIPMENT:
Expenditures for       All expenditures for    Whether certain         Management's
Rebuilds,              maintenance and         expenditures improve    Discussion and
Improvements, Repairs  repairs are expensed    an asset or lengthen    Analysis of Financial
and Maintenance        when incurred.          its useful life is a    Condition and Results
                       Expenditures for        matter of judgment.     of
                       major additions and     Accordingly, the        Operations -- Selected
                       improvements to         actual useful lives     Balance Sheet
                       facilities are          of our assets could     Accounts
                       capitalized.            differ from our         and -- Property and
                       Expenditures for        estimates.              Equipment.
                       rebuilding certain
                       "heavy" equipment                               Note 2, Summary of
                       meeting stringent                               Significant
                       criteria are                                    Accounting Policies
                       capitalized. These                              in the Consolidated
                       criteria include the                            Financial Statements.
                       requirement that the
                       annual adjusted
                       depreciation expense
                       after the rebuild
                       cannot exceed annual
                       depreciation expense
                       on a new piece of
                       similar equipment.
                       All capitalized
                       rebuilds must be
                       approved by the
                       corporate controller.
                       Rebuilds for heavy
                       equipment not meeting
                       the requirements
                       above and rebuilds on
                       our vehicles are
                       expensed when
                       incurred.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
Useful Lives           Property and            Our estimates           Management's
                       equipment are           regarding the useful    Discussion and
                       recorded at cost.       lives of our            Analysis of Financial
                       Depreciation and        depreciable assets      Condition and Results
                       amortization expense    are based on our        of
                       is provided over the    judgment.               Operations -- Selected
                       estimated useful        Accordingly, actual     Balance Sheet
                       lives of the            useful lives could      Accounts
                       applicable assets       differ from our         and -- Property and
                       using the               estimates.              Equipment.
                       straight-line method.
                       The estimated useful                            Note 2, Summary of
                       lives are twenty to                             Significant
                       forty years for                                 Accounting Policies
                       buildings and                                   in the Consolidated
                       improvements, five to                           Financial Statements.
                       ten years for
                       vehicles, seven to
                       ten years for most
                       landfill equipment,
                       five to fifteen years
                       for all other
                       equipment and five to
                       ten years for
                       furniture and
                       fixtures.

Capitalized Interest   We capitalize           Capitalizing too        Management's
                       interest on landfill    little or too much      Discussion and
                       cell construction and   interest expense        Analysis of Financial
                       other construction      could lead to a         Condition and Results
                       projects in             misstatement of         of
                       accordance with         interest expense in     Operations -- Selected
                       Statement of            the statements of       Balance Sheet
                       Financial Accounting    operations. In order    Accounts
                       Standards No. 34,       to minimize this        and -- Property and
                       "Capitalization of      risk, construction      Equipment.
                       Interest Cost."         projects must meet
                                               the following           Note 2, Summary of
                                               criteria before         Significant
                                               interest is             Accounting Policies
                                               capitalized:            in the Consolidated
                                               1. Total construction   Financial Statements.
                                                  costs are $50,000
                                                  or greater,
                                               2. the construction
                                                  phase is one month
                                                  or longer, and
                                               3. the assets have a
                                                  useful life of one
                                                  year or longer.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
REVENUE AND ACCOUNTS
RECEIVABLE:
                       Revenue consists        Establishing reserves   Management's
                       primarily of            against specific        Discussion and
                       collection fees from    accounts receivable     Analysis of Financial
                       various customer        and the overall         Condition and Results
                       types and transfer      adequacy of our         of
                       and landfill disposal   accounts receivable     Operations -- Selected
                       fees charged to third   reserve is a matter     Balance Sheet
                       parties. Advance        of professional         Accounts.
                       billings are recorded   judgment. If our
                       as deferred revenue.    judgment and            Note 2, Summary of
                       Revenue is recognized   estimates concerning    Significant
                       over the period in      the adequacy of our     Accounting Policies
                       which services are      reserve for accounts    in the Consolidated
                       provided. No one        receivable is           Financial Statements.
                       customer has            incorrect, bad debt
                       individually            expense would change.
                       accounted for more
                       than 10% of our
                       consolidated revenue
                       in any of the past
                       three years. Reserves
                       for accounts
                       receivable are
                       provided when a
                       receivable is
                       believed to be
                       uncollectible or
                       generally when a
                       receivable is in
                       excess of 90 days
                       old.
DERIVATIVES:
                       We use derivatives to   The hedging             Management's
                       limit our exposure to   relationships we have   Discussion and
                       fluctuations in         developed are, in our   Analysis of Financial
                       diesel fuel prices      judgment, either 100%   Condition and Results
                       and interest rates.     effective or highly     of
                       These derivatives       effective and have      Operations -- Financial
                       have been accounted     been determined by us   Condition and -- Fuel
                       for in accordance       to meet the criteria    Hedge.
                       with Statement of       for hedge accounting.
                       Financial Accounting    If these                Note 5, Notes Payable
                       Standards No. 133,      relationships are       and Long-Term Debt
                       "Accounting for         determined to be        and Note 10, Fuel
                       Derivative              other than 100% or      Hedge in the
                       Instruments and         highly effective, or    Consolidated
                       Hedging Activities."    if they no longer       Financial Statements.
                                               meet the criteria for
                                               hedge accounting, our
                                               results of operations
                                               could change.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
ASSET IMPAIRMENTS:
                       We periodically         Our estimates of        Management's
                       evaluate whether        future cash flows are   Discussion and
                       events and              based on our            Analysis of Financial
                       circumstances have      judgment.               Condition and Results
                       occurred that may       Accordingly, we could   of
                       warrant revision of     designate certain       Operations -- Property
                       the estimated useful    assets as impaired      and Equipment.
                       life of property and    that are not and fail
                       equipment, and          to identify certain     Note 2, Summary of
                       intangible assets or    impaired assets.        Significant
                       whether the remaining                           Accounting Policies
                       balance of these                                in the Consolidated
                       assets should be                                Financial Statements.
                       evaluated for
                       possible impairment.
                       We use an estimate of
                       the undiscounted cash
                       flow over the
                       remaining life of the
                       assets in assessing
                       their recoverability.
                       We measure impairment
                       loss as the amount by
                       which the carrying
                       amount of the asset
                       exceeds the fair
                       value of the asset.

BUSINESS COMBINATIONS

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. We have included businesses that we acquired and which have been accounted for under the purchase method of accounting in our consolidated financial statements from the date of acquisition.

     We acquired various solid waste businesses during the year ended December 31, 2001, which were accounted for under the purchase method of accounting. The aggregate purchase price we paid for these transactions was $287.7 million. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $247.5 million.

     In July 1999, we entered into a definitive agreement with Allied Waste Industries to acquire certain solid waste assets. In 2000, we had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during 2000. In October 1999, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. In 2000, we and Allied had completed the purchase and sale of these assets for which annual revenue was approximately $145.0 million. Our net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

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

     In addition to the acquisitions from Allied and Waste Management, we also acquired various other solid waste businesses during the years ended December 31, 2000 and 1999, which were accounted for under the purchase method of accounting. The aggregate purchase price we paid in these transactions was $102.5 million and $430.8 million in cash, respectively.

     Cost in excess of fair value of net assets acquired for 2001 acquisitions totaled approximately $223.3 million. As of December 31, 2001 we had intangible assets, net of accumulated amortization, of $1,551.6 million, which consist primarily of the cost in excess of fair value of net assets acquired. We amortize cost in excess of the fair value of net assets acquired over forty years on a straight-line basis. As of December 31, 2001, the amortization expense associated with these intangible assets on an annualized basis is approximately $48.5 million. We believe the forty-year life assigned to the cost in excess of the fair value of net assets acquired is reasonable as the businesses we acquired are generally well-established companies which have been in existence for many years and have stable, long-term customer relationships.

     During 2001, $62.6 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. As of December 31, 2001, we had $958.8 million of landfill development costs which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. If multiple entities are included in an acquisition, purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace which includes likely to be permitted airspace where appropriate.

     Cost in excess of fair value of net assets acquired for 2000 acquisitions totaled approximately $253.4 million. As of December 31, 2000, we had intangible assets, net of accumulated amortization, of $1,435.0 million, which consist primarily of the cost in excess of fair value of net assets acquired. In addition, during 2000, $30.9 million of the total purchase price paid for acquisitions was allocated to landfill airspace.

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

BACKGROUND

     In May 1998, AutoNation announced its intention to separate our company, which at the time was a wholly-owned subsidiary of AutoNation, from AutoNation, and for our company to complete an initial public offering of common stock. As a result, we entered into certain agreements with AutoNation providing for the separation and governing various interim and ongoing relationships between our company and AutoNation. In addition, our outstanding shares of common stock held by AutoNation were recapitalized into 95.7 million shares.

     In July 1998, we completed an initial public offering resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 we repaid in full amounts due to AutoNation as of June 30, 1998 through the issuance of 16.5 million shares of our common stock and through the payment of all proceeds from our initial public offering.

     In May 1999, we completed a secondary offering in which AutoNation sold substantially all of our common stock it owned. We received no proceeds in the secondary offering.

     AutoNation provided our company with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to our company a portion of its general and administrative costs related to these services. In January 1999, we entered into a services agreement with AutoNation under which AutoNation agreed to continue to provide various general and administrative services to our company in exchange for a monthly fee of $0.9 million. The services agreement expired on June 30, 1999. Our management believes that the amounts allocated to our company and/or charged under the services agreement were no less favorable to our company than costs we would have incurred to obtain such services on our own or from unaffiliated third parties.

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

     The 1999 historical consolidated financial information included in this Annual Report on Form 10-K does not necessarily reflect what our financial position and results of operations would have been had we been operated as a separate, stand-alone entity during this period.

CONSOLIDATED RESULTS OF OPERATIONS

  Years Ended December 31, 2001, 2000 and 1999

     Our net income was $125.5 million for the year ended December 31, 2001, as compared to $221.0 million in 2000 and $200.8 million in 1999. Our operating results for the years ended December 31, 2001, 2000 and 1999 include other charges described below.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 1999 through 2001:

                                                   2001                2000                1999
                                             ----------------    ----------------    ----------------
                                                $         %         $         %         $         %
                                             --------   -----    --------   -----    --------   -----
Revenue....................................  $2,257.5   100.0%   $2,103.3   100.0%   $1,869.3   100.0%
Cost of operations.........................   1,422.5    63.0     1,271.3    60.5     1,131.9    60.5
Depreciation, amortization and depletion of
  property and equipment...................     168.3     7.4       157.0     7.5       130.3     7.0
Amortization of intangible assets..........      47.1     2.1        40.4     1.9        32.9     1.7
Selling, general and administrative
  expenses.................................     236.5    10.5       193.9     9.2       176.7     9.5
Other charges..............................      99.6     4.4         6.7      .3         6.9      .4
                                             --------   -----    --------   -----    --------   -----
    Operating income.......................  $  283.5    12.6%   $  434.0    20.6%   $  390.6    20.9%
                                             ========   =====    ========   =====    ========   =====

     Revenue. Revenue was $2,257.5 million, $2,103.3 million and $1,869.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenue increased by $154.2 million, or 7.3%, from 2000 to 2001. Revenue increased by $234.0 million, or 12.5%, from 1999 to 2000. The following table reflects the components of our revenue growth for the years ended December 31, 2001, 2000 and 1999:

                                                      2001    2000    1999
                                                      ----    ----    ----
Price...............................................   .8%     2.5%    2.3%
Volume..............................................  2.3      3.5     5.8
                                                      ---     ----    ----
          Total internal growth.....................  3.1      6.0     8.1
Acquisitions........................................  4.2      6.5    27.9
                                                      ---     ----    ----
          Total revenue growth......................  7.3%    12.5%   36.0%
                                                      ===     ====    ====

     Price growth for the year ended December 31, 2001 was negatively impacted by declining commodity prices. Excluding the negative effect of commodity prices, price growth was 1.9% for the year ended December 31, 2001. In addition, non-core operations increased volume growth during the year ended December 31, 2001. Excluding the positive impact of non-core operations, volume growth was 1.5% for the year ended December 31, 2001. As such, adjusted internal growth for the year ended December 31, 2001 was 3.4%.

     During the first and second quarters of 2001, our revenue was negatively impacted by continued weakness in commodity prices. In addition, during the second quarter of 2001, we began to see a slowdown in revenue from the manufacturing sector, particularly in the Midwestern and Mid-Atlantic states.

     During the third quarter of 2001, the economic slowdown began to impact our industrial business servicing the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity began to weaken. In addition, the slowdown we began to experience in the second quarter in the manufacturing sector became more acute as we began to see significant shift reductions and plant closings in the Southeastern United States, particularly in the textile and home furnishing industries in the Carolinas. These conditions were reflected in our internal growth numbers, which were approximately half of what we experienced in prior quarters.

     During the fourth quarter of 2001, we continued to see a weakening in waste volumes from the manufacturing sector. We also continued to see a slowdown in commercial construction and special waste activity which resulted in both volume reductions and price sensitivity for these services. Furthermore, we began to see a softening in residential construction activity.

     Our price and volume growth rates may decline in 2002 depending upon the severity and duration of the economic slowdown.

     Cost of Operations. Cost of operations was $1,422.5 million, $1,271.3 million and $1,131.9 million, or, as a percentage of revenue, 63.0%, 60.5% and 60.5%, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in aggregate dollars from 1999 to 2000 is a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue remained constant from 1999 to 2000 because improved operating efficiencies and an increase in higher margin landfill operations primarily due to acquisitions were offset by higher fuel and labor costs.

     The increase in aggregate dollars from 2000 to 2001 is primarily a result of the expansion of our operations through acquisitions and internal growth. During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $24.2 million was recorded to cost of operations which relates primarily to the downsizing of our compost, mulch and soil business and related inventory adjustments and an increase in insurance reserves.

     Excluding the impact of this charge, cost of operations for 2001 was $1,398.3 million or 61.9% as a percent of revenue. The increase in cost of operations as a percentage of revenue from 2000 to 2001 is primarily a result of the economic slowdown, lower commodity prices, higher labor costs and higher costs for risk and health insurance partially offset by improved operating efficiencies and revenue mix. In addition, during 2001 we continued to be successful in attracting municipal customers; however, these customers generally produce less revenue and lower margins than other customers. We believe that cost of operations as a percentage of revenue may continue to remain high or increase further depending upon the severity and duration of the economic slowdown.

     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $168.3 million, $157.0 million and $130.3 million, or, as a percentage of revenue, 7.4%, 7.5% and 7.0%, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in aggregate dollars for all periods presented and the increase as a percentage of revenue from 1999 to 2000 are primarily due to acquisitions and capital expenditures. The decrease as a percentage of revenue from 2000 to 2001 is primarily due to lower depletion expense at our landfills resulting from higher compaction and more cost efficient cell construction.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $47.1 million, $40.4 million and $32.9 million, or, as a percentage of revenue, 2.1%, 1.9% and 1.7% for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in aggregate dollars and as a percentage of revenue is primarily due to an increase in the aggregate dollar amount of acquisitions accounted for using the purchase method of accounting.

     Intangible assets consist primarily of cost in excess of fair value of net assets acquired, but also includes values assigned to long-term contracts and covenants not to compete. Commencing January 1, 2002, cost in excess of fair value of net assets acquired is no longer required to be amortized.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $236.5 million, $193.9 million and $176.7 million, or, as a percentage of revenue, 10.5%, 9.2% and 9.5%, for the years ended December 31, 2001, 2000 and 1999, respectively. The increases in aggregate dollars are primarily a result of the expansion of our operations through acquisitions and internal growth. The decrease in selling, general and administrative expenses as a percentage of revenue from 1999 to 2000 is primarily due to applying our existing overhead structure over an expanding revenue base. Included in selling, general and administrative expenses are fees paid to AutoNation under the services agreement of $5.3 million for the year ended December 31, 1999. See Note 12, Related Party Transactions, of the Notes to our Consolidated Financial Statements for further information.

     During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $8.2 million was recorded to selling, general and administrative expenses which relates primarily to an increase in bad debt expense resulting from the economic slowdown. Excluding the impact of this charge, selling, general and administrative expenses for 2001 are $228.3 million or 10.1% as a percent of revenue. The increase in selling, general and administrative expenses as a percentage of revenue is primarily due to the strengthening of our regional management structure and various systems and training initiatives. We believe that selling, general and administrative expenses in the range of 10% of revenue is appropriate for 2002 given our business platform. However, selling, general and administrative expenses as a percentage of revenue may increase depending upon the severity and duration of the economic slowdown.

     Other Charges. During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $99.6 million was recorded to other charges which relates primarily to completed and planned divestitures and closings of certain core and non-core businesses and asset impairments.

     Other charges were $6.7 million for the year ended December 31, 2000. These charges relate primarily to the early closure of a landfill in south Texas.

     We recorded other charges of $6.9 million for the year ended December 31, 1999. These charges relate to our separation from AutoNation. They include $2.0 million of compensation expense related to the granting of certain replacement employee stock options at exercise prices below the quoted market price of our common stock at the date of grant. See Note 8, Stock Options, of the Notes to our Consolidated Financial Statements for further information. They also include $4.9 million of other additional charges directly related to our separation.

     Operating Income. Operating income was $283.5 million, $434.0 million and $390.6 million, or, as a percentage of revenue, 12.6%, 20.6% and 20.9%, for the years ended December 31, 2001, 2000 and 1999, respectively. Excluding the impact of the charge we recorded in the fourth quarter of 2001, our operating income was $415.5 or 18.4% as a percentage of revenue.

     Interest Expense. We incurred interest expense on our revolving credit facility, unsecured notes and tax-exempt bonds. Interest expense was $80.1 million, $81.6 million and $64.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in interest expense from 1999 to 2000 is primarily due to an increase in average debt balances. The increase is also due to a general market increase in interest rates starting in the third quarter of 1999. The decrease in interest expense from 2000 to 2001 is due to a general market decrease in interest rates and an increase in tax-exempt financings which generally bear interest at lower rates than our revolving credit facility and unsecured notes. The decrease in interest expense is also due to interest rate swap agreements that we entered into in September 2001.

     Capitalized interest was $3.3 million, $2.9 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $5.9 million, $4.0 million and $.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The variances during the periods are primarily due to fluctuations in cash balances on hand and related interest income and net gains on the disposition of assets during 2000 and 2001. The amount recorded for the year ended December 31, 1999 includes a $2.9 million loss on the sale of our collection and disposal business in Costa Rica.

     Income Taxes. Our provision for income taxes was $83.8 million, $135.4 million and $125.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our effective income tax rate was 40.0%, 38.0%, and 38.5% for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in our effective tax rate from 2000 to 2001 is the result of certain non-tax deductible items included in the charge that we recorded during the fourth quarter of 2001. Excluding the impact of this charge, our effective tax rate for 2001 was 38.0%.

ADJUSTED CONSOLIDATED RESULTS OF OPERATIONS

     Our adjusted net income was $211.6 million, or $1.24 per share, for the year ended December 31, 2001. Our adjusted operating results exclude an $86.1 million after-tax charge we recorded during the fourth quarter of 2001. This charge relates primarily to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense associated with the economic slowdown.

     The following table reflects our consolidated results of operations as reported in our Consolidated Statements of Operations for the year ended December 31, 2001, adjusted to exclude the charge we recorded in the fourth quarter of 2001 (in millions, except per share data):

                                                                                  UNAUDITED
                                                         REPORTED   ADJUSTMENTS   ADJUSTED
                                                         --------   -----------   ---------
Revenue................................................  $2,257.5     $   --      $2,257.5
Expenses:
  Cost of operations...................................   1,422.5      (24.2)      1,398.3
  Depreciation, amortization and depletion.............     215.4         --         215.4
  Selling, general and administrative..................     236.5       (8.2)        228.3
  Other charges........................................      99.6      (99.6)           --
                                                         --------     ------      --------
Operating income.......................................     283.5      132.0         415.5
Interest expense.......................................     (80.1)        --         (80.1)
Interest income........................................       4.4         --           4.4
Other income (expense), net............................       1.5         --           1.5
                                                         --------     ------      --------
Income before income taxes.............................     209.3      132.0         341.3
Provision for income taxes.............................      83.8       45.9         129.7
                                                         --------     ------      --------
Net income.............................................  $  125.5     $ 86.1      $  211.6
                                                         ========     ======      ========
Basic and diluted earnings per share...................  $    .73                 $   1.24
                                                         ========                 ========
Weighted average diluted common and common equivalent
  shares outstanding...................................     171.1                    171.1
                                                         ========                 ========

     The unaudited adjusted consolidated statement of operations is provided for informational purposes only and does not project our company's results of operations for any future date or period.

     We recorded a $24.2 million charge to cost of operations during the fourth quarter of 2001. This charge included a $13.3 million write-down associated with the downsizing of our composting, mulch and soil business. The remainder of this charge consists primarily of an increase in insurance reserves.

     We recorded an $8.2 million charge to selling, general and administrative expenses. This charge primarily relates to an increase in bad debt reserves associated with the economic slowdown.

     We also recorded $99.6 million to other charges. This amount relates primarily to the completed or planned divestitures of certain core and non-core operations and asset impairments pursuant to a plan adopted by us during the fourth quarter of 2001.

     This plan includes divesting several collection and transfer station operations resulting in a loss of approximately $52.0 million. These operations generated approximately 1% of our consolidated revenue during 2001. The sale of a portion of these operations during 2001 generated cash proceeds of approximately $2.6 million. The sale of the remaining operations is expected to generate cash proceeds of approximately $35.0 million.

     Our plans also include closing three of our smaller landfills. These landfills generated less than .2% of our consolidated revenue during 2001. In addition, we recorded an asset impairment for a fourth landfill. In total, we recorded a loss of approximately $31.0 million associated with the early closure of landfills or impairment charges.

     The remaining amount recorded to other charges during the fourth quarter is primarily for the planned disposition of excess assets. Approximately $1.0 million of the charge we recorded during the fourth quarter relates to ongoing future lease commitments and other obligations associated with planned divestitures.

LANDFILL AND ENVIRONMENTAL MATTERS

     Among our most significant investments and most valuable assets are our landfills. The additional disclosures included in this section provide the users of our financial statements with a clearer understanding of our investment in our landfills and various accounting principles that are unique to landfill operations.

 Available Airspace

     The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 1999, 2000 and 2001:

                                  BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    BALANCE AS OF
                                  DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                      1998        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES        1999
                                  -------------   ----------   ---------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in millions).....     1,145.5           --           148.0          34.6     (27.1)        3.1          1,304.1
  Number of sites...............          48                            7            --                                     55
Expansion airspace:
  Cubic yards (in millions).....        84.6        184.6           135.1         (34.6)       --          --            369.7
  Number of sites...............           7           11               4            (2)                                    20
                                     -------        -----           -----         -----     -----         ---          -------
Total available airspace:
  Cubic yards (in millions).....     1,230.1        184.6           283.1            --     (27.1)        3.1          1,673.8
                                     =======        =====           =====         =====     =====         ===          =======
  Number of sites...............          48                            7                                                   55
                                     =======                        =====                                              =======

                            BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    BALANCE AS OF
                            DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                1999        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES        2000
                            -------------   ----------   ---------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in
    millions).............     1,304.1           --             8.8          74.6     (32.5)         .1          1,355.1
  Number of sites.........          55                           (2)           --                                     53
Expansion airspace:
  Cubic yards (in
    millions).............       369.7         31.4           (27.1)        (74.6)       --          --            299.4
  Number of sites.........          20            2              (1)           (4)                                    17
                               -------         ----           -----         -----     -----         ---          -------
Total available airspace:
  Cubic yards (in
    millions).............     1,673.8         31.4           (18.3)           --     (32.5)         .1          1,654.5
                               =======         ====           =====         =====     =====         ===          =======
  Number of sites.........          55                           (2)                                                  53
                               =======                        =====                                              =======

                            BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    BALANCE AS OF
                            DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                2000        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES        2001
                            -------------   ----------   ---------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in
    millions).............     1,355.1           --             7.5           .7      (32.5)       (1.8)         1,329.0
  Number of sites.........          53                            1           --                                      54
Expansion airspace:
  Cubic yards (in
    millions).............       299.4         34.7           (26.5)          --         --        52.0            359.6
  Number of sites.........          17            4              (1)          --                                      20
                               -------         ----           -----         ----      -----        ----          -------
Total available airspace:
  Cubic yards (in
    millions).............     1,654.5         34.7           (19.0)          .7      (32.5)       50.2          1,688.6
                               =======         ====           =====         ====      =====        ====          =======
  Number of sites.........          53                            1                                                   54
                               =======                        =====                                              =======

     During 2000, we actively pursued obtaining landfill permits which resulted in adding over twice as much permitted airspace during the year than was consumed.

     As of December 31, 2001, we owned or operated 54 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace deemed by us to be likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of December 31, 2001, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which has been determined by us as likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See
Note 4, Landfill and Environmental Costs, of the Notes to our Consolidated Financial Statements for further information.

     As of December 31, 2001, 20 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 33 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 35 years.

     As of December 31, 2001, nine of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of December 31, 2001, five of our 20 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining six landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

     We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurances can be made that all future expansions will be permitted as designed.

  Closure and Post-Closure Costs

     The following table reflects our closure and post-closure expense per cubic yard of airspace consumed for the years ended December 31, 2001, 2000 and 1999:

                                                              2001    2000    1999
                                                              -----   -----   -----
Closure and post-closure expense (in millions)..............  $22.9   $23.4   $17.9
Cubic yards of airspace consumed (in millions)..............   32.5    32.5    27.1
Closure and post-closure expense per cubic yard.............  $ .70   $ .72   $ .66

     As of December 31, 2001, accrued closure and post-closure costs were $239.5 million. The current portion of these costs of $21.1 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $218.4 million is reflected in our Consolidated Balance Sheets in accrued landfill and environmental costs. As of December 31, 2001, assuming that all available landfill capacity is used, we expect to expense approximately $490.4 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  Investment in Landfills

     The following tables reflect changes in our investment in landfills for the years ended December 31, 1999, 2000 and 2001 and the future expected investment as of December 31, 2001 (in millions):

                                                                   LANDFILLS
                                      BALANCE AS OF                ACQUIRED,      TRANSFERS    ADDITIONS    BALANCE AS OF
                                      DECEMBER 31,     CAPITAL       NET OF          AND       CHARGED TO   DECEMBER 31,
                                          1998        ADDITIONS   DIVESTITURES   ADJUSTMENTS    EXPENSE         1999
                                      -------------   ---------   ------------   -----------   ----------   -------------
Non-depletable landfill land........     $ 55.3         $ 1.9        $  8.7        $(19.5)       $   --        $  46.4
Landfill development costs..........      452.3          25.8         306.5          43.0            --          827.6
Construction in progress --
  landfill..........................         --          32.9            --          11.4            --           44.3
Accumulated depletion and
  amortization......................      (90.3)           --            .5          (1.0)        (44.3)        (135.1)
                                         ------         -----        ------        ------        ------        -------
Net investment in landfill land and
  development costs.................     $417.3         $60.6        $315.7        $ 33.9        $(44.3)       $ 783.2
                                         ======         =====        ======        ======        ======        =======

                                                       LANDFILLS
                          BALANCE AS OF                ACQUIRED,      TRANSFERS     IMPAIRED    ADDITIONS    BALANCE AS OF
                          DECEMBER 31,     CAPITAL       NET OF          AND         ASSET      CHARGED TO   DECEMBER 31,
                              1999        ADDITIONS   DIVESTITURES   ADJUSTMENTS   WRITE-DOWN    EXPENSE         2000
                          -------------   ---------   ------------   -----------   ----------   ----------   -------------
Non-depletable landfill
  land..................     $  46.4        $  .5        $  1.1        $  (.8)       $   --       $   --        $  47.2
Landfill development
  costs.................       827.6          7.6         (16.0)         58.0         (11.7)          --          865.5
Construction in
  progress --
  landfill..............        44.3         62.1           (.1)        (59.7)           --           --           46.6
Accumulated depletion
  and amortization......      (135.1)          --          10.5            .2           6.8        (61.9)        (179.5)
                             -------        -----        ------        ------        ------       ------        -------
Net investment in
  landfill land and
  development costs.....     $ 783.2        $70.2        $ (4.5)       $ (2.3)       $ (4.9)      $(61.9)       $ 779.8
                             =======        =====        ======        ======        ======       ======        =======

                                                                       LANDFILLS
                            BALANCE AS OF                              ACQUIRED,      TRANSFERS     IMPAIRED    ADDITIONS
                            DECEMBER 31,     CAPITAL                     NET OF          AND         ASSET      CHARGED TO
                                2000        ADDITIONS   RETIREMENTS   DIVESTITURES   ADJUSTMENTS   WRITE-DOWN    EXPENSE
                            -------------   ---------   -----------   ------------   -----------   ----------   ----------
Non-depletable landfill
  land....................     $  47.2        $ 5.1        $(.9)         $ 2.3         $ (2.2)       $ (1.0)      $   --
Landfill development
  costs...................       865.5          5.0          --           30.7           86.8         (29.2)          --
Construction in
  progress -- landfill....        46.6         58.4          --            (.4)         (87.0)           --           --
Accumulated depletion and
  amortization............      (179.5)          --          --            3.9             .3           (.2)       (61.5)
                               -------        -----        ----          -----         ------        ------       ------
Net investment in landfill
  land and development
  costs...................     $ 779.8        $68.5        $(.9)         $36.5         $ (2.1)       $(30.4)      $(61.5)
                               =======        =====        ====          =====         ======        ======       ======


                            BALANCE AS OF
                            DECEMBER 31,
                                2001
                            -------------
Non-depletable landfill
  land....................     $  50.5
Landfill development
  costs...................       958.8
Construction in
  progress -- landfill....        17.6
Accumulated depletion and
  amortization............      (237.0)
                               -------
Net investment in landfill
  land and development
  costs...................     $ 789.9
                               =======

                                                             BALANCE AS OF    EXPECTED      TOTAL
                                                             DECEMBER 31,      FUTURE      EXPECTED
                                                                 2001        INVESTMENT   INVESTMENT
                                                             -------------   ----------   ----------
Non-depletable landfill land...............................     $  50.5        $   --      $   50.5
Landfill development costs.................................       958.8         891.1       1,849.9
Construction in progress --landfill........................        17.6            --          17.6
Accumulated depletion and amortization.....................      (237.0)           --        (237.0)
                                                                -------        ------      --------
Net investment in landfill land and development costs......     $ 789.9        $891.1      $1,681.0
                                                                =======        ======      ========

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our amortization and depletion expense for the years ended December 31, 2001, 2000 and 1999:

                                                                2001       2000       1999
                                                              --------   --------   --------
Number of landfills owned or operated.......................        54         53         55
Net investment, excluding non-depletable land (in
  millions).................................................  $  739.4   $  732.6   $  736.8
Total estimated available disposal capacity (in millions of
  cubic yards)..............................................   1,688.6    1,654.5    1,673.8
Net investment per cubic yard...............................  $    .44   $    .44   $    .44
Landfill amortization and depletion expense (in millions)...  $   61.5   $   61.9   $   44.3
Airspace consumed (in millions of cubic yards)..............      32.5       32.5       27.1
Amortization and depletion per cubic yard of airspace
  consumed..................................................  $   1.89   $   1.90   $   1.63

     As of December 31, 2001, we expect to spend an estimated additional $891.1 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.7 billion, or $.97 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the years ended December 31, 2001, 2000 and 1999.

FINANCIAL CONDITION

     One of our key financial objectives is to maintain a simple, cost-effective and transparent capital structure.

     At December 31, 2001, we had $16.1 million of cash and cash equivalents. We also had $142.3 million of restricted cash, of which $115.2 million relates to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At December 31, 2001, we had $283.2 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires in July 2002 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of December 31, 2001, we had $691.4 million of availability under our credit facility. As a result of our strong financial position and liquidity, in February 2002 we reduced the short-term and long-term portion of our credit facility by $200.0 million and $50.0 million, respectively.

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

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. As of December 31, 2001, $79.0 million was outstanding under this facility.

     In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6 3/4% per annum and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. Proceeds from the notes were used to repay our revolving credit facility.

     In order to manage risk associated with fluctuations in interest rates, in September 2001, we entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have a total notional value of $225.0 million and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at a fixed rate of 6 5/8%. The swap agreements terminate in May 2004.

     At December 31, 2001, we had $283.2 million of tax-exempt bonds and other tax-exempt financings outstanding of which approximately $156.1 million was obtained during fiscal 2001. Borrowings under these bonds and other financings bear interest based on floating interest rates at the prevailing market ranging from 1.35% to 5.12% at December 31, 2001 and have maturities ranging from 2002 to 2031. As of December 31, 2001, we had $115.2 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

     We plan to extend to July 2003 the maturity of our revolving short-term credit facility prior to its expiration in July 2002. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

     In 1999, we were the first in our industry to provide the users of our financial statements with additional disclosures regarding selected balance sheet accounts. These additional disclosures include schedules that show the activity in our available airspace, investment in landfills, property and equipment, and other selected balance sheet accounts. We believe that these disclosures permit the readers of our financial statements to gain a better understanding of our company's financial condition, results of operations and cash flows.

     The following tables reflect the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the years ended December 31, 1999, 2000 and 2001 (in millions):

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 1998..............       $ 22.1            $ 73.4          $ 28.0           $ 26.7
Additions charged to expense............          9.6              17.9            54.8               --
Additions due to acquisitions, net of
  divestitures..........................          2.3              69.6             2.0             42.2
Usage...................................        (19.8)             (8.6)          (46.4)           (21.9)
                                               ------            ------          ------           ------
Balance, December 31, 1999..............         14.2             152.3            38.4             47.0
Current portion.........................         14.2              23.7            21.7             47.0
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $128.6          $ 16.7           $   --
                                               ======            ======          ======           ======

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 1999..............       $ 14.2            $152.3          $ 38.4           $ 47.0
Additions charged to expense............         11.8              23.4            89.6               --
Additions due to acquisitions, net of
  divestitures..........................          2.1               9.1              --              7.0
Usage...................................        (14.9)            (17.2)          (86.9)           (38.7)
                                               ------            ------          ------           ------
Balance, December 31, 2000..............         13.2             167.6            41.1             15.3
Current portion.........................         13.2              16.8            22.1             15.3
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $150.8          $ 19.0           $   --
                                               ======            ======          ======           ======

                                            ALLOWANCE FOR     CLOSURE AND                     AMOUNTS DUE TO
                                          DOUBTFUL ACCOUNTS   POST-CLOSURE   SELF-INSURANCE   FORMER OWNERS
                                          -----------------   ------------   --------------   --------------
Balance, December 31, 2000..............       $ 13.2            $167.6          $ 41.1           $ 15.3
Additions charged to expense............         22.8              22.9           111.3               --
Additions due to acquisitions, net of
  divestitures..........................          1.5              69.3              --             18.8
Usage...................................        (18.5)            (20.3)          (94.8)           (28.1)
                                               ------            ------          ------           ------
Balance, December 31, 2001..............         19.0             239.5            57.6              6.0
Current portion.........................         19.0              21.1            38.4              6.0
                                               ------            ------          ------           ------
Long-term portion.......................       $   --            $218.4          $ 19.2           $   --
                                               ======            ======          ======           ======

     Our expense related to doubtful accounts as a percentage of revenue for 2000 and 2001 was .6% and 1.0%, respectively. This increase is due to the economic slowdown that we experienced during 2001.

     Our expense for self-insurance as a percentage of revenue for 2000 and 2001 was 4.3% and 4.9%, respectively. This increase is primarily due to an overall increase in insurance costs that we experienced during 2001.

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

     As of December 31, 2001, accounts receivable were $232.9 million, net of allowance for doubtful accounts of $19.0 million, resulting in days sales outstanding of 38 days, or 26 days net of deferred revenue. In addition, at December 31, 2001, our trade receivables in excess of 90 days old totaled $18.8 million or 7.5% of gross receivables outstanding.

PROPERTY AND EQUIPMENT

     The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 1999, 2000 and 2001 (in millions):

                                                                     GROSS PROPERTY AND EQUIPMENT
                                        ---------------------------------------------------------------------------------------
                                        BALANCE AS OF                             ACQUISITIONS,                   BALANCE AS OF
                                        DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND   DECEMBER 31,
                                            1998        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS        1999
                                        -------------   ---------   -----------   -------------   -------------   -------------
Other land............................    $   79.6       $  4.6       $   --         $  2.0          $ (3.4)        $   82.8
Non-depletable landfill land..........        55.3          1.9           --            8.7           (19.5)            46.4
Landfill development costs............       452.3         25.8           --          306.5            43.0            827.6
Vehicles and equipment................       806.4        138.9        (32.0)          48.5             (.5)           961.3
Buildings and improvements............       152.0          8.0         (1.1)          14.9            13.7            187.5
Construction in
  progress -- landfill................          --         32.9           --             --            11.4             44.3
Construction in progress -- other.....        23.5         46.2           --           (1.7)          (43.6)            24.4
                                          --------       ------       ------         ------          ------         --------
        Total.........................    $1,569.1       $258.3       $(33.1)        $378.9          $  1.1         $2,174.3
                                          ========       ======       ======         ======          ======         ========

                                                         ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                        ---------------------------------------------------------------------------------------
                                        BALANCE AS OF   ADDITIONS                                                 BALANCE AS OF
                                        DECEMBER 31,    CHARGED TO                                TRANSFERS AND   DECEMBER 31,
                                            1998         EXPENSE     RETIREMENTS   DIVESTITURES    ADJUSTMENTS        1999
                                        -------------   ----------   -----------   ------------   -------------   -------------
Landfill development costs............     $ (90.3)      $ (44.3)       $  --          $ .5           $(1.0)         $(135.1)
Vehicles and equipment................      (353.5)        (80.1)        27.5           3.0             3.2           (399.9)
Buildings and improvements............       (29.2)         (5.9)          .9            .9             (.5)           (33.8)
                                           -------       -------        -----          ----           -----          -------
    Total.............................     $(473.0)      $(130.3)       $28.4          $4.4           $ 1.7          $(568.8)
                                           =======       =======        =====          ====           =====          =======

                                                               GROSS PROPERTY AND EQUIPMENT
                           ----------------------------------------------------------------------------------------------------
                           BALANCE AS OF                             ACQUISITIONS,                    IMPAIRED    BALANCE AS OF
                           DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     ASSET      DECEMBER 31,
                               1999        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2000
                           -------------   ---------   -----------   -------------   -------------   ----------   -------------
Other land...............    $   82.8       $   .5       $  (.5)        $  7.2          $  1.5         $   --       $   91.5
Non-depletable landfill
  land...................        46.4           .5           --            1.1             (.8)            --           47.2
Landfill development
  costs..................       827.6          7.6           --          (16.0)           58.0          (11.7)         865.5
Vehicles and equipment...       961.3         64.0        (41.2)          (2.5)           37.3             --        1,018.9
Buildings and
  improvements...........       187.5         10.7          (.8)            .2            29.7            (.2)         227.1
Construction in
  progress -- landfill...        44.3         62.1           --            (.1)          (59.7)            --           46.6
Construction in
  progress -- other......        24.4         62.6           --           (1.9)          (67.1)            --           18.0
                             --------       ------       ------         ------          ------         ------       --------
    Total................    $2,174.3       $208.0       $(42.5)        $(12.0)         $ (1.1)        $(11.9)      $2,314.8
                             ========       ======       ======         ======          ======         ======       ========

                                                   ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                           ----------------------------------------------------------------------------------------------------
                           BALANCE AS OF   ADDITIONS                                                  IMPAIRED    BALANCE AS OF
                           DECEMBER 31,    CHARGED TO                                TRANSFERS AND     ASSET      DECEMBER 31,
                               1999         EXPENSE     RETIREMENTS   DIVESTITURES    ADJUSTMENTS    WRITE-DOWN       2000
                           -------------   ----------   -----------   ------------   -------------   ----------   -------------
Landfill development
  costs..................     $(135.1)      $ (61.9)       $  --         $10.5           $ .2           $6.8         $(179.5)
Vehicles and equipment...      (399.9)        (88.1)        30.1          27.8            1.2             --          (428.9)
Buildings and
  improvements...........       (33.8)         (7.0)          .4           1.9            (.1)            --           (38.6)
                              -------       -------        -----         -----           ----           ----         -------
    Total................     $(568.8)      $(157.0)       $30.5         $40.2           $1.3           $6.8         $(647.0)
                              =======       =======        =====         =====           ====           ====         =======

                                                                 GROSS PROPERTY AND EQUIPMENT
                             ----------------------------------------------------------------------------------------------------
                             BALANCE AS OF                             ACQUISITIONS,                    IMPAIRED    BALANCE AS OF
                             DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     ASSET      DECEMBER 31,
                                 2000        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2001
                             -------------   ---------   -----------   -------------   -------------   ----------   -------------
Other land.................    $   91.5       $  1.3       $ (1.6)         $ 5.4          $   --         $ (2.3)      $   94.3
Non-depletable landfill
  land.....................        47.2          5.1          (.9)           2.3            (2.2)          (1.0)          50.5
Landfill development
  costs....................       865.5          5.0           --           30.7            86.8          (29.2)         958.8
Vehicles and equipment.....     1,018.9        113.4        (31.0)          17.8            37.0           (2.9)       1,153.2
Buildings and
  improvements.............       227.1          9.1         (2.2)           7.6            15.3            (.5)         256.4
Construction in
  progress -- landfill.....        46.6         58.4           --            (.4)          (87.0)            --           17.6
Construction in
  progress -- other........        18.0         57.0           --             --           (51.5)            --           23.5
                               --------       ------       ------          -----          ------         ------       --------
    Total..................    $2,314.8       $249.3       $(35.7)         $63.4          $ (1.6)        $(35.9)      $2,554.3
                               ========       ======       ======          =====          ======         ======       ========

                                                     ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                             ----------------------------------------------------------------------------------------------------
                             BALANCE AS OF   ADDITIONS                                                  IMPAIRED    BALANCE AS OF
                             DECEMBER 31,    CHARGED TO                                TRANSFERS AND     ASSET      DECEMBER 31,
                                 2000         EXPENSE     RETIREMENTS   DIVESTITURES    ADJUSTMENTS    WRITE-DOWN       2001
                             -------------   ----------   -----------   ------------   -------------   ----------   -------------
Landfill development
  costs....................     $(179.5)      $ (61.5)       $  --          $3.9           $ .3           $(.2)        $(237.0)
Vehicles and equipment.....      (428.9)        (98.2)        26.6           3.0            1.2             .6          (495.7)
Buildings and
  improvements.............       (38.6)         (8.6)          .6            --             --            (.1)          (46.7)
                                -------       -------        -----          ----           ----           ----         -------
    Total..................     $(647.0)      $(168.3)       $27.2          $6.9           $1.5           $ .3         $(779.4)
                                =======       =======        =====          ====           ====           ====         =======

     The tables above exclude $59.2 million of operating equipment consisting primarily of revenue-producing vehicles which were added during the year ended December 31, 2000 and are subject to our operating lease facility.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the years ended December 31, 2001, 2000 and 1999 are discussed below.

     Cash Flows From Operating Activities. Cash flows provided by operating activities were $459.2 million, $461.8 million and $323.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The changes in cash provided by operating activities during the periods are due to the expansion of our business and timing of receipts and payments from accounts receivable and accounts payable, respectively.

     We use cash flow from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

     Cash Flows Used In Investing Activities. Cash flows used in investing activities consist primarily of cash used for business acquisitions and capital additions. Cash used to acquire businesses, net of cash acquired, was $261.2 million, $188.1 million and $777.9 million during the years ended December 31, 2001, 2000 and 1999, respectively. Capital additions were $249.3 million, $208.0 million and $294.5 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Provided By (Used In) Financing Activities. Cash flows provided by (used in) financing activities during the years ended December 31, 2001, 2000 and 1999 included commercial bank borrowings and repayments of debt in all three years, proceeds from our sale of unsecured notes in 1999 and 2001, and proceeds from issuances of tax-exempt bonds in 2000 and 2001. In May 1999, we sold unsecured notes with a face value of $600.0 million at a discounted price of $598.5 million. In August 2001, we sold unsecured notes with a face value of $450.0 million at a discounted price of $447.4 million. Proceeds from the notes were used to repay our revolving credit facility.

     In December 1999, we entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At December 31, 2001, $79.0 million was outstanding under this facility.

     During fiscal 2000, we announced that our board of directors authorized the repurchase of up to $150.0 million of our common stock. During fiscal 2001, we announced that our board of directors authorized the repurchase of up to an additional $125.0 million of our common stock. As of December 31, 2001, we paid $150.1 million to repurchase approximately 9.2 million shares of our stock. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     We used proceeds from our revolving credit facility, unsecured notes and tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt.

CREDIT RATING

     Our company has received investment grade credit ratings. As of December 31, 2001, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

     One of our key financial objectives is to maintain our investment grade credit rating on our senior debt. We believe that frequent communication with our rating agencies and providing them with detailed information concerning our financial and operational performance is critical in achieving this objective.

     The following table summarizes certain financial ratios as of and for the years ended December 31, 2001, 2000 and 1999 that we believe are important to our credit rating agencies:

                                                    2001   2001 ADJUSTED(a)   2000   1999
                                                    ----   ----------------   ----   ----
Net debt to total capitalization..................  41.3%        41.3%        41.7%  44.3%
Net debt to EBITDA(b).............................   2.5x         2.0x         1.9x   2.2x
EBITDA to interest expense(b).....................   6.2x         7.9x         7.7x   8.6x
Operating income to total assets..................   7.4%        10.8%        12.2%  11.9%

---------------

(a) Adjusted results for 2001 exclude an $86.1 million after-tax charge we recorded in the fourth quarter of 2001 related to the completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown.

(b) EBITDA represents operating income plus depreciation, amortization and depletion. While EBITDA data should not be construed as a substitute for operating income, net income or cash flows from operations in analyzing our operating performance, financial position and cash flows, we have included EBITDA data, which is not a measure of financial performance under generally accepted accounting principles, because we believe that this data is commonly used by certain credit rating agencies to evaluate a company's financial performance. Due to the fact that not all companies calculate non-GAAP measures in the same manner, the EBITDA presentation herein may not be comparable to similarly titled measures reported by other companies.

     We believe that our investment grade rating from our credit rating agencies and the financial ratios above are indicative of the financial strength of our company.

OPERATING LEASE FACILITY

     One of our key financial objectives is to maintain a simple, cost-effective and transparent capital structure.

     As we previously disclosed in our quarterly and annual filings with the Securities and Exchange Commission, in December 1999, we entered into a $100.0 million facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. The facility has a term of three years with two consecutive one-year renewals and was entered into primarily because its implicit interest rate was over ten basis points less than our revolving credit facility at the time. The facility meets the criteria of an operating lease under generally accepted accounting principles. Accordingly we have not recorded this facility as debt nor have we recorded the related operating equipment as assets on our balance sheets. However, we have included the cost of operating equipment acquired under the facility as capital expenditures for purposes of calculating our free cash flow.

     As of December 31, 2001, $79.0 million was outstanding under this facility. If this facility were treated as debt as of December 31, 2001, our debt to total capitalization would increase from 41.3% to 42.8%. As a result of our success in obtaining financing in the public markets, including tax-exempt bonds, we do not anticipate using this form of financing again in the foreseeable future.

FUEL HEDGE

     Our results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, we have entered into heating oil option agreements to manage a portion of our exposure to fluctuations in diesel prices. We have minimized our credit risk by entering into derivatives with a group of financial institutions having investment grade ratings. Our derivative instruments qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In order to qualify for hedge accounting, certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge.

     Under these option agreements, we receive or make payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements protect us from fuel prices rising above a predetermined fixed price in the option agreements, but also limit our ability to benefit from price decreases below the predetermined fixed price in the option agreements.

     During June 2001, we entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at December 31, 2001 was determined by third parties to be a loss of approximately $2.8 million ($1.7 million net of tax). In accordance with SFAS 133, $1.6 million, representing the effective portion of the change in fair value during the period has been recorded in stockholders' equity as a component of accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value was a loss of approximately $.1 million for the year ended December 31, 2001 and has been included in other income (expense), net in the accompanying consolidated statements of operations. Realized losses of $.6 million for the year ended December 31, 2001 related to these option agreements are included in cost of operations in our Consolidated Statements of Operations.

FUTURE OBLIGATIONS

     The following table summarizes our significant future obligations as of December 31, 2001:

                             MINIMUM LEASE PAYMENTS
                          -----------------------------
                              OPERATING         OTHER     MATURITIES OF NOTES
                                LEASE         OPERATING       PAYABLE AND       CLOSURE AND
YEAR ENDING DECEMBER 31,      FACILITY         LEASES       LONG-TERM DEBT      POST-CLOSURE    TOTAL
------------------------  -----------------   ---------   -------------------   ------------   --------
2002..................          $12.2           $ 4.0          $   33.6            $ 21.4      $   71.2
2003..................           11.0             3.1               3.8              17.4          35.3
2004..................           46.8             2.6             229.1              19.7         298.2
2005..................            9.9             2.3               4.2              15.9          32.3
2006..................             --             1.3               3.9              16.4          21.6
Thereafter............             --             6.7           1,096.0             639.1       1,741.8
                                -----           -----          --------            ------      --------
          Total.......          $79.9           $20.0          $1,370.6            $729.9      $2,200.4
                                =====           =====          ========            ======      ========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt and through interest rate swaps. All items described below are non-trading.

                                                           EXPECTED MATURITY DATE
                                          ---------------------------------------------------------      FAIR VALUE
                                          2002    2003    2004    2005   2006   THEREAFTER   TOTAL    DECEMBER 31, 2001
                                          -----   ----   ------   ----   ----   ----------   ------   -----------------
VARIABLE RATE DEBT:
Amount outstanding (in millions)........  $31.7   $1.8   $  2.2   $2.3   $2.0     $261.0     $301.0        $301.0
Average interest rates..................    2.6%   2.8%     2.6%   2.5%   2.3%       1.7%       2.3%
INTEREST RATE SWAPS:
Amount outstanding (in millions)........     --     --   $225.0     --     --         --     $225.0        $  (.2)
Average interest rates..................     --     --      4.4%    --     --         --        4.4%

     The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates.

SEASONALITY

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the construction or expansion of our landfill sites and other facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, the use of the poolings-of-interests method of accounting for business combinations initiated after June 30, 2001 is prohibited. This statement also changes the criteria for the recognition of acquired intangible assets. The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS 142, most of our intangible assets will no longer be subject to amortization. However, we will be required to change our methodology for evaluating impairments to intangible assets that are not subject to amortization. The adoption of SFAS 141 had no impact on our consolidated financial position or results of operations. We are currently evaluating the provisions of SFAS 142 and have not yet determined the effects of these changes on our consolidated financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will require our company to change the accounting methodology we currently use to record closure and post-closure liabilities related to our landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. We are currently evaluating the effect of adoption of this statement, and have not determined whether the impact of adoption will be material to our consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets." This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement establishes a single accounting model for assets to be disposed of by sale and resolves certain SFAS 121 implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements and information included herein, including projections of future cash flow, net income, earnings per share, the existence of our ability to achieve revenue growth, including pricing, volume and acquisition growth, in the future, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include, among other things, the discussions of our financial, operating and growth strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources, implementation of new systems, as well as statements concerning the integration of the operations of acquired businesses and achievement of financial benefits and operational efficiencies in connection therewith. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and underlying assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, labor and fuel rates, and inflationary and general economic trends turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition in the solid waste industry; general economic conditions including but not limited to inflation, changes in fuel, labor and other variable costs and changes in commodity prices, which are generally not within our control; our ability to maintain our investment grade rating and to generate sufficient cash flow; our dependence on acquisitions for growth; our ability to manage growth; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; our dependence on key personnel; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to extend the maturity of our short-term credit facility; our ability to purchase our common stock at prices that are accretive to earnings per share; the outcome of the IRS audit; and other factors contained in this section and under the section entitled "BUSINESS -- Risk Factors." We assume no duty to update the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Management's Discussion of Financial Responsibility.........    49
Report of Independent Certified Public Accountants..........    50
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    51
Consolidated Statements of Operations for each of the Three
  Years Ended December 31, 2001.............................    52
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for each of the Three Years Ended
  December 31, 2001.........................................    53
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 2001.............................    54
Notes to Consolidated Financial Statements..................    55
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for each of the Three Years Ended
  December 31, 2001.........................................    92

              MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

     The Company's management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and other financial information presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared using accounting principals generally accepted in the United States and necessarily include certain estimates and judgments made by management.

     The Company's management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by management and by internal auditors who conduct an extensive program of audits throughout the Company. The Company selects and trains qualified people who are provided with and expected to adhere to the Company's written standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of the Company's control system.

     The Consolidated Financial Statements have been audited by the Company's independent certified public accountants, Arthur Andersen LLP. During their audits, the independent auditors were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and all committees of the Board of Directors. In addition, the independent auditors obtained a sufficient understanding of the internal control structure in order to plan and complete the annual audit of the Company's financial statements. The independent auditors were also informed of the more significant estimates and judgments used by management in preparing the Consolidated Financial Statements.

     The Audit and Nominating Committee of the Board of Directors, which consists solely of outside directors, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and independent auditors, and to all members of the Company's management team.

     The Company is dedicated to the highest standards of integrity and financial reporting. This dedication is evidenced in the increased financial disclosures that were included in the Company's filings with the Securities and Exchange Commission starting in 1999. These additional disclosures include:

     - Information concerning the Company's ability to generate free cash flow,

     - Detailed policies concerning landfill accounting,

     - Detail of the activity in airspace available at the Company's landfills,

     - Detail of the activity in the Company's investment in its landfills,

     - Detail of the activity in selected balance sheet accounts including property and equipment, and

     - Information concerning the Company's credit rating.

                /s/ JAMES E. O'CONNOR                                      /s/ CHARLES F. SERIANNI
-----------------------------------------------------       -----------------------------------------------------
                  James E. O'Connor                                          Charles F. Serianni
        President and Chief Executive Officer                             Chief Accounting Officer



                  /s/ TOD C. HOLMES                                          /s/ JERRY S. CLARK
-----------------------------------------------------       -----------------------------------------------------
                    Tod C. Holmes                                              Jerry S. Clark
              Senior Vice President and                                 Vice President and Controller
               Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
     January 30, 2002.

                            REPUBLIC SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   16.1   $    2.0
  Accounts receivable, less allowance for doubtful accounts
     of $19.0 and $13.2 at December 31, 2001 and 2000,
     respectively...........................................     232.9      241.3
  Prepaid expenses and other current assets.................      69.2       78.2
  Deferred income taxes.....................................       6.6         --
                                                              --------   --------
          Total Current Assets..............................     324.8      321.5
RESTRICTED CASH.............................................     142.3       84.3
PROPERTY AND EQUIPMENT, NET.................................   1,774.9    1,667.8
INTANGIBLE ASSETS, NET......................................   1,551.6    1,435.0
OTHER ASSETS................................................      62.7       52.9
                                                              --------   --------
                                                              $3,856.3   $3,561.5
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   90.2   $  103.4
  Accrued liabilities.......................................     111.3       89.9
  Amounts due to former owners..............................       6.0       15.3
  Deferred revenue..........................................      72.8       67.6
  Notes payable and current maturities of long-term debt....      33.6       56.5
  Other current liabilities.................................      72.5       50.9
                                                              --------   --------
          Total Current Liabilities.........................     386.4      383.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................   1,334.1    1,200.2
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS....................     219.4      151.9
DEFERRED INCOME TAXES.......................................     118.7      124.8
OTHER LIABILITIES...........................................      41.8       26.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 178,858,274 and 175,658,285 issued,
     including shares held in treasury, respectively........       1.8        1.8
  Additional paid-in capital................................   1,264.7    1,208.4
  Retained earnings.........................................     641.1      515.6
  Treasury stock, at cost (9,213,600 and 3,644,000 shares,
     respectively)..........................................    (150.1)     (50.9)
  Accumulated other comprehensive loss, net of tax..........      (1.6)        --
                                                              --------   --------
          Total Stockholders' Equity........................   1,755.9    1,674.9
                                                              --------   --------
                                                              $3,856.3   $3,561.5
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN MILLIONS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUE.....................................................  $2,257.5   $2,103.3   $1,869.3
EXPENSES:
  Cost of operations........................................   1,422.5    1,271.3    1,131.9
  Depreciation, amortization and depletion..................     215.4      197.4      163.2
  Selling, general and administrative.......................     236.5      193.9      183.6
  Other charges.............................................      99.6        6.7         --
                                                              --------   --------   --------
OPERATING INCOME............................................     283.5      434.0      390.6
INTEREST EXPENSE............................................     (80.1)     (81.6)     (64.2)
INTEREST INCOME.............................................       4.4        1.7        3.5
OTHER INCOME (EXPENSE), NET.................................       1.5        2.3       (3.4)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     209.3      356.4      326.5
PROVISION FOR INCOME TAXES..................................      83.8      135.4      125.7
                                                              --------   --------   --------
NET INCOME..................................................  $  125.5   $  221.0   $  200.8
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $    .73   $   1.26   $   1.14
                                                              ========   ========   ========
WEIGHTED AVERAGE DILUTED COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................     171.1      175.0      175.7
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                           COMMON STOCK                                         ACCUMULATED
                                          ---------------   ADDITIONAL                             OTHER       COMPREHENSIVE
                                          SHARES,    PAR     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE       INCOME
                                            NET     VALUE    CAPITAL     EARNINGS    STOCK         LOSS        FOR THE PERIOD
                                          -------   -----   ----------   --------   --------   -------------   --------------
BALANCE AT DECEMBER 31, 1998............   175.4    $1.8     $1,203.5     $ 93.8    $    --        $  --
  Net income............................      --      --           --      200.8         --           --           $200.8
  Issuance of compensatory stock
    options.............................      --      --          2.0         --         --           --               --
  Issuance of common stock..............      .1      --           .8         --         --           --               --
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $200.8
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 1999............   175.5     1.8      1,206.3      294.6         --           --
  Net income............................      --      --           --      221.0         --           --           $221.0
  Issuance of common stock..............      .1      --          2.1         --         --           --               --
  Purchases of common stock for
    treasury............................    (3.6)     --           --         --      (50.9)          --               --
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $221.0
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 2000............   172.0     1.8      1,208.4      515.6      (50.9)          --
  Net income............................      --      --           --      125.5         --           --           $125.5
  Issuance of common stock..............     3.2      --         56.3         --         --           --               --
  Purchases of common stock for
    treasury............................    (5.6)     --           --         --      (99.2)          --               --
  Change in value of derivative
    instruments, net of tax.............      --      --           --         --         --         (1.6)            (1.6)
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $123.9
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 2001............   169.6    $1.8     $1,264.7     $641.1    $(150.1)       $(1.6)
                                           =====    ====     ========     ======    =======        =====

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001      2000       1999
                                                              -------   -------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $ 125.5   $ 221.0   $   200.8
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
       equipment............................................    106.8      95.1        86.0
     Landfill depletion and amortization....................     61.5      61.9        44.3
     Amortization of intangible and other assets............     47.1      40.4        32.9
     Deferred tax provision (benefit).......................    (10.7)     29.8        41.9
     Provision for doubtful accounts........................     17.2      11.8         9.6
     Other non-cash charges.................................    132.3       8.0         2.8
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Accounts receivable..................................     (3.8)      6.2       (56.0)
       Prepaid expenses and other assets....................     (9.2)    (16.8)      (12.3)
       Accounts payable and accrued liabilities.............    (29.8)       .3       (35.4)
       Other liabilities....................................     22.3       4.1         9.2
                                                              -------   -------   ---------
                                                                459.2     461.8       323.8
                                                              -------   -------   ---------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (249.3)   (208.0)     (294.5)
  Proceeds from sale of equipment...........................      8.7      12.6         4.9
  Cash used in business acquisitions, net of cash
     acquired...............................................   (261.2)   (188.1)     (777.9)
  Cash proceeds from business dispositions..................     44.3      31.2        40.1
  Amounts due to former owners..............................    (28.1)    (38.7)      (21.9)
  Restricted cash...........................................      3.8     (74.0)       (3.2)
  Other.....................................................       --        --        (1.2)
                                                              -------   -------   ---------
                                                               (481.8)   (465.0)   (1,053.7)
                                                              -------   -------   ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net payments on revolving credit facility.................   (489.0)    (33.0)     (428.0)
  Proceeds from issuance of unsecured notes, net of
     discount...............................................    447.4        --       598.5
  Proceeds from notes payable and long-term debt............    131.1      83.1       181.8
  Payments of notes payable and long-term debt..............     (6.6)     (7.1)     (202.0)
  Proceeds from operating lease facility....................       --        --        36.1
  Issuance of common stock..................................     53.0        .9          --
  Purchases of common stock for treasury....................    (99.2)    (50.9)         --
  Purchases of common stock to fund employee benefit plan...       --       (.9)         --
                                                              -------   -------   ---------
                                                                 36.7      (7.9)      186.4
                                                              -------   -------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     14.1     (11.1)     (543.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      2.0      13.1       556.6
                                                              -------   -------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  16.1   $   2.0   $    13.1
                                                              =======   =======   =========

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

     The historical Consolidated Financial Statements through the date of the secondary offering in May 1999 reflect the accounts of the Company as a subsidiary of AutoNation, Inc., formerly known as Republic Industries, Inc. (together with its subsidiaries, "AutoNation"), subject to corporate general and administrative expense allocations or charges under the Services Agreement as described in Note 12, Related Party Transactions. The services agreement expired in June 1999. As such, the historical financial information presented in these Consolidated Financial Statements for 1999 does not necessarily reflect the financial position or results of operations of the Company as a separate, stand-alone entity.

     All historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock") for the year ended December 31, 1998 have been retroactively adjusted for the recapitalization of AutoNation's 100 shares of Common Stock previously outstanding into 95.7 million shares of Common Stock in July 1998.

     In July 1998, the Company completed an initial public offering of its Common Stock ("Initial Public Offering") resulting in net proceeds of approximately $1.4 billion. In addition, in July 1998 the Company repaid in full all amounts due to AutoNation as of June 30, 1998 through the issuance of 16.5 million shares of Common Stock and through the payment of all proceeds from the Initial Public Offering.

     In May 1999, the Company completed a secondary offering, in which AutoNation sold substantially all of the Common Stock it owned in the Company. The Company received no proceeds in the secondary offering.

     During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown.

     The Company recorded a $24.2 million charge to cost of operations in the accompanying Consolidated Financial Statements during the fourth quarter of 2001. This charge included a $13.3 million write-down associated with the downsizing of the Company's composting, mulch and soil operation business. The remainder of this charge consists primarily of an increase in insurance reserves.

     The Company recorded an $8.2 million charge to selling, general and administrative expenses in the accompanying Consolidated Financial Statements. This charge primarily relates to an increase in bad debt reserves associated with the economic slowdown.

     The Company also recorded $99.6 million to other charges in the accompanying Consolidated Financial Statements. This amount relates primarily to the completed or planned divestitures of certain core and non-core operations and asset impairments pursuant to a plan adopted by management during the fourth quarter of 2001.

     This plan includes divesting several collection and transfer station operations resulting in a loss of approximately $52.0 million. These operations generated approximately 1% of the Company's consolidated revenue during 2001. The sale of a portion of these operations during 2001 generated cash proceeds of approximately $2.6 million. The sale of the remaining operations is expected to generate cash proceeds of approximately $35.0 million.

                            REPUBLIC SERVICES, INC.

     The Company's plans also include closing three of its smaller landfills. These landfills generated less than .2% of the Company's consolidated revenue during 2001. In addition, the Company recorded an asset impairment for a fourth landfill. In total, the Company recorded a loss of approximately $31.0 million associated with the early closure of landfills or impairment charges.

     The remaining amount recorded to other charges during the fourth quarter is primarily for losses on the planned disposition of excess assets. Approximately $1.0 million of the charge the Company recorded during the fourth quarter relates to ongoing future lease commitments and other obligations associated with planned divestitures.

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

     Certain amounts in the 2000 and 1999 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     A summary of prepaid expenses and other current assets is as follows:

                                                            DECEMBER 31,
                                                            -------------
                                                            2001    2000
                                                            -----   -----
Inventory.................................................  $19.2   $30.6
Prepaid expenses..........................................   16.5    21.0
Other non-trade receivables...............................   28.5    21.4
Other assets..............................................    5.0     5.2
                                                            -----   -----
                                                            $69.2   $78.2
                                                            =====   =====

     Inventories consist primarily of compost, mulch, and soil materials, equipment parts, and supplies that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. All expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major additions and improvements to facilities are capitalized.

                            REPUBLIC SERVICES, INC.

Expenditures for rebuilding certain heavy equipment are capitalized if the annual adjusted depreciation expense after the rebuild is not in excess of annual depreciation expense on a new piece of similar equipment and certain other criteria are met. Rebuilds for heavy equipment not meeting this criteria and rebuilds on the Company's vehicles are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are twenty to forty years for buildings and improvements, five to ten years for vehicles, seven to ten years for most landfill equipment, five to fifteen years for all other equipment, and five to ten years for furniture and fixtures.

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop sites. All indirect landfill development costs are expensed as incurred. (For further information, see Note 4, Landfill and Environmental Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $3.3 million, $2.9 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     A summary of property and equipment is as follows:

                                                          DECEMBER 31,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
Other land...........................................  $   94.3   $   91.5
Non-depletable landfill land.........................      50.5       47.2
Landfill development costs...........................     958.8      865.5
Vehicles and equipment...............................   1,153.2    1,018.9
Buildings and improvements...........................     256.4      227.1
Construction-in-progress -- landfill.................      17.6       46.6
Construction-in-progress -- other....................      23.5       18.0
                                                       --------   --------
                                                        2,554.3    2,314.8
                                                       --------   --------
Less: Accumulated depreciation, depletion and
  amortization --
  Landfill development costs.........................    (237.0)    (179.5)
  Vehicles and equipment.............................    (495.7)    (428.9)
  Building and improvements..........................     (46.7)     (38.6)
                                                       --------   --------
                                                         (779.4)    (647.0)
                                                       --------   --------
Property and equipment, net..........................  $1,774.9   $1,667.8
                                                       ========   ========

                            REPUBLIC SERVICES, INC.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Included in other charges of $99.6 million for the year ended December 31, 2001 in the accompanying Consolidated Financial Statements are write-downs to fixed assets of $35.6 million for completed and planned divestitures and closings of certain core and non-core businesses, and asset impairments.

     During the year ended December 31, 2000, the Company recorded a $6.7 million pre-tax charge primarily related to the early closure of a landfill in south Texas.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets acquired is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years. Accumulated amortization of intangible assets was $167.2 million and $129.9 million at December 31, 2001 and 2000, respectively.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Included in other charges of $99.6 million for the year ended December 31, 2001 in the accompanying Consolidated Financial Statements are write-downs to intangible assets of $54.2 million for completed and planned divestitures of certain core businesses.

ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                            DECEMBER 31,
                                                           --------------
                                                            2001    2000
                                                           ------   -----
Accrued payroll and benefits.............................  $ 29.5   $24.3
Accrued disposal costs...................................    17.6    15.5
Accrued fees and taxes...................................    19.8    23.2
Accrued interest.........................................    17.9     8.2
Other....................................................    26.5    18.7
                                                           ------   -----
                                                           $111.3   $89.9
                                                           ======   =====

                            REPUBLIC SERVICES, INC.

OTHER CURRENT LIABILITIES

     A summary of other current liabilities is as follows:

                                                            DECEMBER 31,
                                                            -------------
                                                            2001    2000
                                                            -----   -----
Accrued landfill and environmental costs, current
  portion.................................................  $23.0   $16.8
Self-insurance reserves, current..........................   38.4    22.1
Other.....................................................   11.1    12.0
                                                            -----   -----
                                                            $72.5   $50.9
                                                            =====   =====

REVENUE RECOGNITION

     Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Collection, transfer and disposal, and other services accounted for approximately 76%, 17% and 7%, respectively, of consolidated revenue for the year ended December 31, 2001. Advance billings are recorded as deferred revenue, and revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10% of the Company's consolidated revenues in any of the past three years. In addition, the Company's largest customer in 2001 comprised less than 1% of consolidated revenue and its largest municipal franchise comprised less than 4%.

INCOME TAXES

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

COMPREHENSIVE INCOME

     During the year ended December 31, 2001, the Company recorded unrealized losses of $2.8 million ($1.7 million, net of tax) relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. (For further information, see
Note 10, Fuel Hedge.) Of this amount, $1.6 million, net of tax, was recorded to other comprehensive loss for the year ended and as of December 31, 2001. The Company had no other components of other comprehensive income (loss) for the periods presented.

STATEMENTS OF CASH FLOWS

     The Company considers all unrestricted highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note 3, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company's fixed rate unsecured notes using an estimate of interest rates currently available to the Company is $1,080.4 million at December 31, 2001. The carrying value of the unsecured notes is $1,046.4 million at

                            REPUBLIC SERVICES, INC.

December 31, 2001. The carrying amounts of the Company's remaining notes payable and long-term debt approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

CONCENTRATION OF CREDIT RISK

     The Company provides services to commercial, industrial, municipal and residential customers in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many geographic areas in the United States. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends and other information. Reserves for specific accounts receivable are provided when a receivable is believed to be uncollectible or generally when a receivable is in excess of 90 days old.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, the use of the poolings-of-interests method of accounting for business combinations initiated after June 30, 2001 is prohibited. This statement also changes the criteria for the recognition of acquired intangible assets. The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS 142, most of the Company's intangible assets will no longer be subject to amortization. However, the Company will be required to change its methodology for evaluating impairments to intangible assets that are not subject to amortization. The adoption of SFAS 141 had no impact on the Company's consolidated financial position and results of operations. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined the effects of these changes on its consolidated financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will require the Company to change the accounting methodology it currently uses to record closure and post-closure liabilities related to its landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. The Company is currently evaluating the effect of adopting this statement, and has not determined whether the impact of adoption will be material to its consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement establishes a single accounting model for assets to be disposed of by sale and resolves certain SFAS 121 implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position or results of operations.

                            REPUBLIC SERVICES, INC.

3.  BUSINESS COMBINATIONS

     Businesses acquired and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     The Company acquired various solid waste businesses during the year ended December 31, 2001, which were accounted for under the purchase method of accounting. The aggregate purchase price paid for these transactions was $287.7 million. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $247.5 million.

     In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets. In 2000, the Company had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during 2000. In October 1999, the Company entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets for which annual revenue was approximately $145.0 million. In 2000, the Company and Allied completed the purchase and sale of these assets. Net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

     In September 1998, the Company signed an agreement with Waste Management, Inc. ("Waste Management") to acquire assets and to enter into disposal agreements at various Waste Management facilities. By June 1999, the Company had completed the purchase of the assets for approximately $479.6 million in cash plus properties, $292.7 million of which were acquired during 1999. The assets purchased included 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States, and were accounted for under the purchase method of accounting.

     In addition to the acquisitions from Allied and Waste Management, the Company also acquired various other solid waste businesses during the years ended December 31, 2000 and 1999, which were accounted for under the purchase method of accounting. The aggregate purchase price the Company paid in these transactions was $102.5 million and $430.8 million in cash, respectively.

     During 2001, 2000 and 1999, $62.6 million, $30.9 million and $328.8 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

                            REPUBLIC SERVICES, INC.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001     2000      1999
                                                            ------   -------   ------
Property and equipment....................................  $ 87.7   $ 120.7   $421.1
Cost in excess of net assets acquired.....................   223.3     253.4    419.3
Restricted cash...........................................    61.8        --       --
Working capital deficit...................................   (10.2)      (.6)   (47.9)
Long-term debt assumed....................................   (28.1)     (4.2)    (2.3)
Other assets (liabilities), net...........................   (73.3)    (15.8)   (12.3)
Net purchase price paid with assets.......................      --    (165.4)      --
                                                            ------   -------   ------
Cash used in acquisitions, net of cash acquired...........  $261.2   $ 188.1   $777.9
                                                            ======   =======   ======

     As of December 31, 2001, the Company had converted $59.5 million of the restricted cash acquired in 2001 to cash.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during 2001 accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
Revenue..............................................  $2,292.1   $2,199.7
Net income...........................................  $  126.2   $  220.9
Basic and diluted earnings per share.................  $    .74   $   1.26
Weighted average diluted common and common equivalent
  shares outstanding.................................     171.1      175.0

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

4.  LANDFILL AND ENVIRONMENTAL COSTS

ACCRUED LANDFILL AND ENVIRONMENTAL COSTS

     A summary of accrued landfill and environmental costs is as follows:

                                                           DECEMBER 31,
                                                          ---------------
                                                           2001     2000
                                                          ------   ------
Accrued landfill site closure and post-closure costs....  $239.5   $167.6
Accrued environmental costs.............................     2.9      1.1
                                                          ------   ------
                                                           242.4    168.7
Less: current portion (included in other current
  liabilities)..........................................   (23.0)   (16.8)
                                                          ------   ------
                                                          $219.4   $151.9
                                                          ======   ======

                            REPUBLIC SERVICES, INC.

LIFE CYCLE ACCOUNTING

     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company's engineers. These estimates are used by the Company's operating and accounting personnel to annually adjust the Company's rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

TOTAL AVAILABLE DISPOSAL CAPACITY

     As of December 31, 2001, the Company owned or operated 54 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $22.9 million, $23.4 million and $17.9 million during the years ended December 31, 2001, 2000 and 1999, respectively, and are included in accrued landfill and environmental costs in the accompanying Consolidated Balance Sheets.

     A number of the Company's landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of December 31, 2001, assuming that all available landfill capacity is used, the Company expects to expense approximately $490.4 million of such costs over the remaining lives of these facilities.

                            REPUBLIC SERVICES, INC.

     The expected future payments for closure and post-closure costs as of December 31, 2001 are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................   $ 21.4
2003........................................................     17.4
2004........................................................     19.7
2005........................................................     15.9
2006........................................................     16.4
Thereafter..................................................    639.1
                                                               ------
                                                               $729.9
                                                               ======

ENVIRONMENTAL COSTS

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 2001, 2000 and 1999.

5.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
$225.0 million unsecured notes, net of unamortized discount
  of $.5 million and $.7 million, respectively and including a $(.2) million adjustment to fair market value as of
  December 31, 2001; interest payable semi-annually in May
  and November at 6 5/8%; principal due at maturity in
  2004......................................................  $  224.3   $  224.3
$375.0 million unsecured notes, net of unamortized discount
  of $.5 million; interest payable semi-annually in May and
  November at 7 1/8%; principal due at maturity in 2009.....     374.5      374.5
$450.0 million unsecured notes, net of unamortized discount
  of $2.6 million; interest payable semi-annually in
  February and August at 6 3/4%; principal due at maturity
  in 2011...................................................     447.4         --
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR based rates (2.68% at December 31,
  2001); $500.0 million matures July 2002 and $500.0 million
  matures July 2003.........................................        --      465.0
Tax-exempt bonds and other tax-exempt financing; interest
  rates that float based on prevailing market rates (ranging from 1.35% to 5.12% at December 31, 2001); maturities
  ranging from 2002 to 2031.................................     283.2      124.5
Other notes including unsecured and secured by real
  property, equipment and other assets; interest rates
  ranging from 1.5% to 10.0%; maturing through 2012.........      38.3       68.4
                                                              --------   --------
                                                               1,367.7    1,256.7
Less: Current portion.......................................     (33.6)     (56.5)
                                                              --------   --------
                                                              $1,334.1   $1,200.2
                                                              ========   ========

                            REPUBLIC SERVICES, INC.

     Aggregate maturities of notes payable and long-term debt as of December 31, 2001 are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................   $   33.6
2003........................................................        3.8
2004........................................................      229.1
2005........................................................        4.2
2006........................................................        3.9
Thereafter..................................................    1,096.0
                                                               --------
                                                               $1,370.6
                                                               ========

     As of December 31, 2001, the Company had approximately $691.4 million of availability under its revolving credit facility.

     As of December 31, 2001, the Company had $142.3 million of restricted cash of which $115.2 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the company's performance.

     The Company made interest payments on notes payable and long-term debt of approximately $70.4 million, $83.4 million and $53.7 million (net of capitalized interest of $3.3 million, $2.9 million and $5.6 million) for the years ended December 31, 2001, 2000 and 1999, respectively.

     In August 2001, the Company sold $450.0 million of public notes, which have a fixed coupon rate of 6 3/4% and mature in 2011. Proceeds from these notes were used to repay the Company's revolving credit facility.

     The Company's ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. During 2001, the Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value of $225.0 million and mature in 2004, which is identical to the Company's public notes that were sold in 1999. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6 5/8%. The Company has designated these agreements as hedges in changes in the fair value of the Company's fixed-rate debt and accounts for them in accordance with SFAS 133.

     As of December 31, 2001, interest rate swap agreements are reflected at fair market value of $.2 million and are included in other current liabilities and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2001, the Company recorded net interest income of $1.3 million related to its interest rate swap agreements which is included in interest expense in the accompanying Consolidated Statements of Operations.

     The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 2001, the Company was in compliance with the financial covenants under these agreements.

                            REPUBLIC SERVICES, INC.

6.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Current:
  Federal..................................................  $ 86.1   $ 93.9   $ 69.9
  State....................................................     8.4     11.7     13.9
Federal and state deferred.................................   (10.7)    29.8     50.6
Change in valuation allowance..............................      --       --     (8.7)
                                                             ------   ------   ------
Provision for income taxes.................................  $ 83.8   $135.4   $125.7
                                                             ======   ======   ======

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
Non-deductible expenses.....................................    1.3       1.3       1.2
State income taxes, net of federal benefit..................    2.6       3.0       3.5
Other, net..................................................    1.1      (1.3)     (1.2)
                                                               ----      ----      ----
Effective income tax rate...................................   40.0%     38.0%     38.5%
                                                               ====      ====      ====

     Components of deferred income taxes in the accompanying Consolidated Balance Sheets are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Deferred tax assets (liabilities):
  Current portion --
     Book basis in property over tax basis..................  $    .8    $    .8
     Accruals not currently deductible......................      5.8       (2.6)
                                                              -------    -------
          Total.............................................  $   6.6    $  (1.8)
                                                              =======    =======
  Long-term portion --
     Book basis in property over tax basis..................  $(140.1)   $(138.3)
     Accruals not currently deductible......................     21.4       13.5
                                                              -------    -------
          Total.............................................  $(118.7)   $(124.8)
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

     The Company made income tax payments of approximately $109.3 million, $89.3 million and $100.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                            REPUBLIC SERVICES, INC.

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

     In March 1999, AutoNation converted all 95.7 million shares of its Class B Common Stock into Class A Common Stock on a one-for-one basis. In May 1999, the Company completed a secondary offering, in which AutoNation sold substantially all of the Class A Common Stock it owned in the Company. The Company received no proceeds in the secondary offering. In June 1999, the Company amended its Certificate of Incorporation to eliminate the classifications of Common Stock.

     During 2000, the Company announced that the Board of Directors authorized the repurchase of up to $150.0 million of its Common Stock. In 2001, the Company announced that its Board of Directors authorized the repurchase of up to an additional $125.0 million of its Common Stock. As of December 31, 2001, the Company had paid $150.1 million to repurchase 9.2 million shares of its Common Stock.

8.  STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. The Company has reserved 20.0 million shares of Common Stock for issuance pursuant to options granted under the Stock Incentive Plan. As of December 31, 2001, there were 4.4 million stock options reserved for future grants under the Stock Incentive Plan.

     Prior to the Initial Public Offering, employees of the Company were granted stock options under AutoNation stock option plans. As of March 2, 1999, options to purchase approximately 8.0 million shares of AutoNation common stock held by the Company's employees were canceled by AutoNation, and the

                            REPUBLIC SERVICES, INC.

Company's Compensation Committee granted Replacement Options on a one-for-one basis ("Replacement Options"). The Replacement Options retained the vesting and exercise rights of the original options, subject to certain exercise limitations for individuals who signed stock option repricing agreements with AutoNation. The exercise prices for individual Replacement Options were established to maintain the unrealized gain or loss on each option for AutoNation stock that was canceled. Compensation expense related to the granting of certain replacement options at exercise prices below the fair market value of the Common Stock at the date of grant was approximately $2.0 million and has been included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 1999.

     The following table summarizes stock option activity from the Initial Public Offering through December 31, 2001:

                                                                       WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options outstanding at Initial Public Offering..............     --         $   --
Granted.....................................................     .6          18.12
                                                               ----         ------
Options outstanding at December 31, 1998....................     .6          18.12
Grant to replace AutoNation options.........................    8.0          17.38
Granted, other..............................................    6.5          15.47
Cancelled...................................................    (.1)         17.68
                                                               ----         ------
Options outstanding at December 31, 1999....................   15.0          16.57
Granted.....................................................     .3          13.07
Exercised...................................................    (.1)         10.38
Cancelled...................................................   (1.1)         16.57
                                                               ----         ------
Options outstanding at December 31, 2000....................   14.1          16.54
Granted.....................................................    2.2          14.85
Exercised...................................................   (3.1)         16.60
Cancelled...................................................    (.8)         16.66
                                                               ----         ------
Options outstanding at December 31, 2001....................   12.4         $16.22
                                                               ====         ======

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 2001:

                                                  OUTSTANDING                 EXERCISABLE
                                        --------------------------------   ------------------
                                                  WEIGHTED-
                                                   AVERAGE     WEIGHTED-            WEIGHTED-
                                                  REMAINING     AVERAGE              AVERAGE
                                                 CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE                 SHARES   LIFE (YRS.)     PRICE     SHARES     PRICE
-----------------------                 ------   -----------   ---------   ------   ---------
$ 3.39 -- $13.55......................    2.4        7.8        $11.87      1.0      $11.85
$13.56 -- $16.93......................    2.3        8.7         14.73       .3       15.49
$16.94 -- $20.32......................    7.5        5.8         17.83      5.5       17.73
$20.33 -- $33.88......................     .2        6.8         23.90       .2       24.54
                                         ----        ---        ------      ---      ------
                                         12.4        6.7        $16.22      7.0      $16.95
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

                            REPUBLIC SERVICES, INC.

fair value of options granted, with related assumptions, assuming the Replacement Options were outstanding during the periods presented, are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
Pro forma net income...................................  $  114.2   $  203.2   $  177.4
Pro forma earnings per share...........................  $    .67   $   1.16   $   1.01
Pro forma weighted-average fair value of the Company's
  stock options granted................................  $  11.93   $  12.67   $   7.02
Risk free interest rates...............................       4.3%       5.0%       6.3%
Expected lives.........................................   5 years    5 years    5 years
Expected volatility....................................      40.0%      40.0%      40.0%

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

     Earnings per share is calculated as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Numerator:
  Net income................................................  $125.5   $221.0   $200.8
                                                              ------   ------   ------
Denominator:
  Denominator for basic earnings per share..................   170.1    174.7    175.4
  Effect of dilutive securities -- Options to purchase
     common stock...........................................     1.0       .3       .3
                                                              ------   ------   ------
     Denominator for diluted earnings per share.............   171.1    175.0    175.7
                                                              ------   ------   ------
     Basic and diluted earnings per share...................  $  .73   $ 1.26   $ 1.14
                                                              ======   ======   ======
Antidilutive securities not included in the diluted earnings per share calculation:
     Options to purchase common stock.......................     3.3     12.3      9.0
     Weighted-average exercise price........................  $18.27   $17.42   $18.23

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

                            REPUBLIC SERVICES, INC.

also limit the Company's ability to benefit from price decreases below the predetermined fixed price in the option agreements.

     In accordance with SFAS 133, to the extent the option agreements are effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders' equity as a component of accumulated other comprehensive income or loss. To the extent the change in the fuel option agreements does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as other income or expense. The effectiveness of these option agreements as a hedge against future purchases of diesel fuel is periodically evaluated. If the option agreements were to become other than highly effective, the unrealized accumulated gains and or losses would be immediately recognized in income. Realized gains and losses on these option agreements are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at December 31, 2001 was determined by third parties to be a loss of approximately $2.8 million ($1.7 million net of tax). In accordance with SFAS 133, $1.6 million, representing the effective portion of the change in fair value during the period net of tax, has been recorded in stockholders' equity as a component of accumulated other comprehensive loss. The ineffective portion of the change in fair value was a loss of approximately $.1 million for the year ended December 31, 2001, and has been included in other income (expense), net in the accompanying Consolidated Statements of Operations. Realized losses of $.6 million for the year ended December 31, 2001 related to these option agreements are included in cost of operations in the Company's Consolidated Statement of Operations.

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

     In September 1999, several lawsuits were filed by certain shareholders against the Company and certain of its officers and directors in the United States Court for the Southern District of Florida. The plaintiffs in these lawsuits claimed, on behalf of a purported class of purchasers of the Company's Common Stock between January 28, 1999 and August 28, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, allegedly making materially false and misleading statements regarding the Company's growth and the assets acquired from Waste Management. The Court subsequently consolidated these lawsuits into an action entitled In
Re: Republic Services, Inc. Securities Litigation. The plaintiffs filed a consolidated complaint in February 2000 which was subsequently dismissed by the Court without prejudice in February 2001. A motion to the Court by the plaintiffs to reconsider this decision was thereafter denied and the Court dismissed with prejudice the plaintiffs' consolidated complaint in October 2001. No appeal of this dismissal was filed by the plaintiffs and the litigation was concluded in the Company's favor.

                            REPUBLIC SERVICES, INC.

LEASE COMMITMENTS

     During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). At December 31, 2001, $79.0 million was outstanding under the lease facility. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years. Rent expense during the year ended December 31, 2001 was approximately $27.5 million.

     Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2001 are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................   $16.2
2003........................................................    14.1
2004........................................................    49.4
2005........................................................    12.2
2006........................................................     1.3
Thereafter..................................................     6.7
                                                               -----
                                                               $99.9
                                                               =====

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

     The Company's liabilities for unpaid and incurred but not reported claims at December 31, 2001 was $57.6 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, insurance policies, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 2001, surety bonds totaling $666.5 million and letters of credit totaling $308.6 million were outstanding, which expire through 2007. In addition, at December 31, 2001, the Company had $142.3 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

     The Company's business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These

                            REPUBLIC SERVICES, INC.

permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on the Company.

     Through the date of the Company's Initial Public Offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 through 1999. In accordance with the Company's tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

12.  RELATED PARTY TRANSACTIONS

     The following is a summary of agreements and transactions that the Company is involved in with related parties. It is the Company's policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. It is management's belief that all of these transactions met that standard at the time such transactions were effected.

     In June 1998, the Company and AutoNation entered into a services agreement (the "Services Agreement") pursuant to which AutoNation provided to the Company certain accounting, auditing, cash management, corporate communications, corporate development, financial and treasury, human resources and benefit plan administration, insurance and risk management, legal, purchasing and tax services. The Services Agreement expired June 30, 1999. In exchange for the provision of such services, fees were payable by the Company to AutoNation in the amount of $1.25 million per month. Effective January 1, 1999, such fees payable by the Company to AutoNation were reduced to $.9 million per month. Charges under the Services Agreement for the year ended December 31, 1999 were $5.3 million, and are included in selling, general and administrative expenses.

     In July 1998, the Company signed a lease with a subsidiary of AutoNation for 10,800 square feet of office space at AutoNation's corporate headquarters in Fort Lauderdale, Florida. The annual lease rate is $220,320 ($20.40 per square foot), and the Company pays for certain common area maintenance charges.

     Effective January 1999, the Company amended the lease to increase the space it rented to 14,443 square feet at an annual rate of $294,637 ($20.40 per square foot). The lease had an initial term of one year which the Company renewed in July 1999 for an additional one year term through June 2000. The rent includes utilities, security, parking, building maintenance and cleaning services.

     Effective April 4, 2000, the Company amended the lease further to increase the space it is renting to 29,217 square feet at an annual rate of $20.40 per square foot through December 31, 2000, $23.54 per square foot from January 1, 2001 through December 31, 2001 and thereafter increasing each year by 3% per square foot over the prior year's rate. The lease runs through February 28, 2003. The Company may terminate the lease on 18 months written notice.

     Pro Player Stadium is a professional sports stadium in South Florida that is owned and controlled by H. Wayne Huizenga, the Chairman of the Company's Board of Directors. One of the Company's subsidiaries collected solid waste from, and leased roll-off waste containers to, Pro Player Stadium pursuant to standard agreements under which Pro Player Stadium paid an aggregate of $303,297 in 2001. During 2001, one of the Company's subsidiaries collected solid waste from the National Car Rental Center, an arena in Broward

                            REPUBLIC SERVICES, INC.

County, Florida, which was operated by a subsidiary of Boca Resorts until July 2001. For these services, the Company's subsidiary was paid an aggregate of $93,488. Mr. Huizenga is the Chairman of and controls Boca Resorts, and Harris
W. Hudson, the Vice Chairman of the Company's Board of Directors, is a director of Boca Resorts. The Company expects to continue to provide these services in 2002 on the same terms.

     In March 2000, the Company sold a Lear Jet 55 to AutoNation for approximately $4.7 million. In January 2001, the Company purchased the Lear Jet 55 from AutoNation for approximately $4.7 million which the Company believes approximated its fair market value.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2001 and 2000:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Revenue.....................................  2001   $535.4    $576.0    $582.6    $563.5
                                              2000   $501.5    $533.5    $539.1    $529.2
Operating income (loss).....................  2001   $ 98.9    $111.8    $110.4    $(37.6)
                                              2000   $101.7    $115.9    $107.5    $108.9
Net income (loss)...........................  2001   $ 49.6    $ 58.1    $ 56.7    $(38.9)
                                              2000   $ 50.2    $ 59.2    $ 55.0    $ 56.6
Basic and diluted net income (loss) per
  share.....................................  2001   $  .29    $  .34    $  .33    $ (.23)
                                              2000   $  .29    $  .34    $  .31    $  .33
Weighted average diluted common and common
  equivalent shares outstanding.............  2001    171.8     171.4     171.1     170.0
                                              2000    175.5     175.9     175.7     173.1

     The Company's operating results for 2001 were affected by a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, recorded during the fourth quarter of 2001 related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown.

     The Company's operating results for 2000 were affected by a $6.7 million non-recurring charge that was recorded during the third quarter. This charge related primarily to the early closure of a landfill in south Texas.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of our company are as follows:

     H. Wayne Huizenga, age 64, was named Chairman of the board of directors in May 1998. He also served as our Chief Executive Officer from May 1998 until December 1998. Mr. Huizenga has also served as Chairman of the board of directors of AutoNation, Inc. (formerly known as Republic Industries, Inc.), which owns the nation's largest chain of franchised automotive dealerships, since August 1995. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation. Since September 1996, Mr. Huizenga has served as Chairman of the board of directors of Boca Resorts, Inc. (formerly known as Florida Panthers Holdings, Inc.), an owner and operator of luxury resort hotels. Since January 1995, Mr. Huizenga has served as the Chairman of the board of directors of Extended Stay America, Inc., an operator of extended stay lodging facilities. Since June 1998, Mr. Huizenga has served as a director of NationsRent, Inc., a national equipment rental company that markets products and services primarily to a broad range of construction and industrial customers. Since June 2000, Mr. Huizenga has served as a director of ANC Rental Corporation, which owns and operates Alamo Rent-A-Car, National Car Rental and CarTemps USA. Since May 2000, Mr. Huizenga has been Vice Chairman of the board of directors of Zixit Corporation, which develops and markets products and services that enhance privacy, security and convenience over the internet. From September 1994 until October 1995, Mr. Huizenga served as the Vice Chairman of Viacom Inc., a diversified entertainment and communications company. During this period, Mr. Huizenga also served as the Chairman of the board of directors of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the board of directors and Chief Executive Officer of Blockbuster, during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and director, from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida.

     Harris W. Hudson, age 59, was named Vice Chairman, Secretary and a director in May 1998. Mr. Hudson has served as a director of AutoNation since August 1995 and as Vice Chairman of AutoNation since October 1996. He served as Chairman of AutoNation's Solid Waste Group from October 1996 until July 1998. From August 1995 until October 1996, Mr. Hudson served as President of AutoNation. From 1983 until 1995, Mr. Hudson served as Chairman of the board of directors, Chief Executive Officer and President of Hudson Management, a solid waste collection company that he founded, which AutoNation acquired in August 1995. From 1964 to 1982, Mr. Hudson served as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management, and its predecessor. Mr. Hudson also serves as a director of Boca Resorts, Inc.

     James E. O'Connor, age 52, was named Chief Executive Officer and a director in December 1998. From 1972 to 1978 and from 1982 to 1998, Mr. O'Connor served in various positions with Waste Management, including Senior Vice President from 1997 to 1998, Area President of Waste Management of Florida, Inc. from 1992 to 1997, Senior Vice President of Waste Management -- North America from 1991 to 1992 and Vice President -- Southeastern Region from 1987 to 1991.

     John W. Croghan, age 71, was named a director in July 1998. Mr. Croghan was President and General Partner of Lincoln Partners, a partnership of Lincoln Capital Management Inc. He was a founder and, through 1997, the Chairman of Lincoln Capital Management, an investment management firm. He is a director of Schwarz Paper Company and the Chicago Mercantile Exchange.

     Ramon A. Rodriguez, age 56, was named a director in March 1999. Mr. Rodriguez has served as President and Chief Executive Officer of Madsen, Sapp, Mena, Rodriguez & Co., P.A., a certified public accounting firm, since 1971. He is also a member of the board of directors of DME Corporation and of Swantech, LLC.

     Allan C. Sorensen, age 63, was named a director in November 1998. Mr. Sorensen is a co-founder and Vice Chairman of the board of directors of Interim Health Care, Inc., which Interim Services, Inc., now known as Spherion Corporation, spun-off in October 1997. Prior to that, Mr. Sorensen served as a director and in various capacities including President, Chief Executive Officer and Chairman of Interim Services from 1967 to 1997. He was a member of the board of directors of H&R Block, Inc. from 1979 until 1993 when Interim Services was spun off in an initial public offering.

     Tod C. Holmes, age 53, was named Senior Vice President and Chief Financial Officer in August 1998. Mr. Holmes served as our Vice President -- Finance from July 1998 until August 1998 and as Vice President of Finance of AutoNation's Solid Waste Group from January 1998 until June 1998. From 1987 to 1998, Mr. Holmes served in various positions with Browning-Ferris Industries, Inc., including Vice President, Investor Relations from 1996 to 1998, Divisional Vice President, Collection Operations from 1995 to 1996, Divisional Vice President and Regional Controller -- Northern Region, from 1993 to 1995, and Divisional Vice President and Assistant Corporate Controller from 1991 to 1993.

     David A. Barclay, age 39, was named Senior Vice President, General Counsel and Assistant Secretary in August 1998. Mr. Barclay served as Senior Vice President and General Counsel of AutoNation's Solid Waste Group from March 1998 until July 1998. Prior to that, from January 1997 to February 1998, Mr. Barclay was Vice President and Associate General Counsel of AutoNation. From June 1995 to January 1997, Mr. Barclay was Vice President, General Counsel and Secretary of Discovery Zone, Inc. Discovery Zone filed a voluntary petition under the federal bankruptcy laws in March 1996. Mr. Barclay served in various positions with Blockbuster, including Senior Corporate Counsel from 1993 to 1995 and Corporate Counsel from 1991 to 1993. Prior to joining Blockbuster, Mr. Barclay was an attorney in private practice in Miami, Florida.

     Michael J. Cordesman, age 54, was named Vice President and Chief Operating Officer in March 2002. Mr. Cordesman was named our Eastern Region Vice President in June 2001 and continues to serve in that capacity. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services, Inc. From 1989 until 1999, Mr. Cordesman served in various positions with Waste Management including Vice President of the Mid-Atlantic Region from 1992 until 1999.

     Mr. Hudson is married to Mr. Huizenga's sister. Otherwise, there is no family relationship between any of our directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth compensation information regarding our Chief Executive Officer and our other three most highly compensated executive officers during the year ended December 31, 2001:

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                  ANNUAL COMPENSATION            ------------
                                         -------------------------------------    SECURITIES
                                                                OTHER ANNUAL      UNDERLYING       ALL OTHER
                                  YEAR    SALARY     BONUS     COMPENSATION(1)    OPTIONS(2)    COMPENSATION(3)
                                  ----   --------   --------   ---------------   ------------   ----------------
James E. O'Connor...............  2001   $647,533   $195,000      $     --          60,000          $10,054
  (Chief Executive Officer        2000    501,829    153,000            --              --            3,400
  and Director)                   1999    440,000         --            --         200,000            3,200
Harris W. Hudson................  2001    500,324         --       179,414(4)           --               --
  (Vice Chairman and Secretary)   2000    501,040         --       313,432(4)           --               --
                                  1999    484,615         --       189,327(4)      775,000               --
Tod C. Holmes...................  2001    313,780     63,000            --          40,000            5,727
  (Senior Vice President and      2000    275,384     56,000            --              --            3,400
  Chief Financial Officer)        1999    242,308         --        45,852(5)      160,000            3,200
David A. Barclay................  2001    258,431     45,500            --          40,000            3,400
  (Senior Vice President and      2000    219,900     39,375            --              --            3,400
  General Counsel)                1999    200,000         --            --         160,382            3,200

---------------

(1) Except as otherwise disclosed, the aggregate total value of perquisites, other personal benefits, securities or property or other annual compensation did not equal or exceed the lesser of $50,000 or ten percent of the annual salary and bonus for any person named in the table during 1999, 2000 or 2001.
(2) The options listed in this column for 1999 include options to acquire 50,000 and 50,382 shares of our common stock which were issued to Messrs. Holmes and Barclay, respectively, in substitute of options previously granted to them to acquire shares of AutoNation common stock.
(3) "All Other Compensation" includes the following amounts: (a) for the fiscal year ended December 31, 2001, the company's matching contributions under our 401(k) plan and supplemental savings plans as follows: Mr. O'Connor, $10,054; Mr. Holmes, $5,727; and Mr. Barclay, $3,400; (b) for the fiscal year ended December 31, 2000, the company's matching contributions under our 401(k) plan and supplemental savings plans as follows: Mr. O'Connor, $3,400; Mr. Holmes, $3,400; and Mr. Barclay, $3,400; (c) for the fiscal year ended December 31, 1999, the company's matching contributions under our 401(k) plan and supplemental savings plans as follows: Mr. O'Connor, $3,200; Mr. Holmes, $3,200; and Mr. Barclay, $3,200.
(4) Amounts reflect payments made on behalf of Mr. Hudson for aircraft use, which were included in his Form W-2s as compensation.
(5) Amount reflects payments of certain relocation expenses for Mr. Holmes.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2001

     The following table sets forth certain information concerning grants of stock options to our Chief Executive Officer and our other three most highly compensated executive officers during the year ended December 31, 2001:

                                                                                             POTENTIAL REALIZABLE VALUE
                                                   PERCENTAGE                                  AT ASSUMED ANNUAL RATE
                               NUMBER OF        OF TOTAL OPTIONS                            OF STOCK PRICE APPRECIATION
                               SECURITIES          GRANTED TO                                    FOR OPTION TERM(4)
                               UNDERLYING         EMPLOYEES IN      EXERCISE   EXPIRATION   ----------------------------
                           OPTIONS GRANTED(1)      FISCAL YEAR      PRICE(2)    DATE(3)         5%              10%
                           ------------------   -----------------   --------   ----------   ----------      ------------
James E. O'Connor........        60,000                2.7%          $14.55    01/30/2011    $549,000        $1,391,400
Harris W. Hudson.........            --                 --               --            --          --                --
Tod C. Holmes............        40,000                1.8            14.55    01/30/2011     366,000           927,600
David A. Barclay.........        40,000                1.8            14.55    01/30/2011     366,000           927,600

---------------

(1) The options granted to the named executive officers become exercisable for 25% of the shares of common stock covered by such options on each of the first four successive anniversary dates of the date of grant.
(2) The exercise price for the options listed in the table was the fair market value on the date of grant. The exercise price may be paid in cash, in shares of common stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides instructions to a brokerage firm to sell the purchased shares and to remit to the company, out of the sale proceeds, an amount equal to the exercise price plus all required withholding taxes and other deductions.
(3) The options listed in the table expire 10 years from the date of grant. An earlier expiration date may apply in the event of the optionee's termination of employment, retirement, death or disability.
(4) These columns show the gains executives could realize if our company's stock appreciates at a 5% or 10% rate over the ten-year term of the option. These growth rates are arbitrary assumptions specified by the Securities and Exchange Commission and are not the company's predictions.

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the number of stock options held by our Chief Executive Officer and our other three most highly compensated executive officers as of December 31, 2001, and the value of in-the-money options outstanding as of such date. The value of in-the-money options was calculated by determining the difference between the closing price of a share of our common stock as reported on the New York Stock Exchange composite tape on December 31, 2001 and the exercise price of the options.

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                        OPTIONS AT               IN-THE-MONEY OPTIONS
                                                                     DECEMBER 31, 2001             DECEMBER 31, 2001
                                   SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
                                     ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                   ---------------   --------   -----------   -------------   -----------   -------------
James E. O'Connor................         --           $ --       303,125        206,875      $  934,461     $  961,614
Harris W. Hudson.................         --             --       387,500        387,500       1,004,000      1,004,000
Tod C. Holmes....................         --             --        92,500        107,500         373,788        528,838
David A. Barclay.................         --             --        99,037        101,345         389,934        513,635

LONG-TERM INCENTIVE PLAN -- AWARDS IN YEAR ENDED DECEMBER 31, 2001

     The following table sets forth certain information concerning participation by our Chief Executive Officer and our other three most highly compensated executive officers in our long-term incentive plan during the year ended December 31, 2001:

                                                             ESTIMATED FUTURE PAYOUTS UNDER
                                    PERFORMANCE OR OTHER     NON-STOCK PRICE-BASED PLANS(1)
                                   PERIOD UNTIL MATURATION   -------------------------------
                                        OR PAYOUT(2)         THRESHOLD    TARGET    MAXIMUM
                                   -----------------------   ---------   --------   --------
James E. O'Connor................     1/1/01 - 12/31/03      $100,000    $400,000   $600,000
Tod C. Holmes....................     1/1/01 - 12/31/03        67,500     270,000    405,000
David A. Barclay.................     1/1/01 - 12/31/03        42,500     170,000    255,000

---------------

(1) See "Long-Term Incentive Plan" on page 83 for a general description of the criteria to be applied in determining the amounts payable.
(2) During 2001, our company did not achieve the predetermined levels for payouts for that year.

COMPENSATION OF DIRECTORS

     We pay each of our non-employee directors $25,000 per year, and $1,000 for each board or committee meeting they attend. In addition, under our 1998 Stock Incentive Plan, we make an initial grant to each of our non-employee directors of non-qualified stock options to purchase 50,000 shares of our common stock when he or she is elected to the board of directors, and we make annual grants to purchase 10,000 shares of our common stock. These options are immediately exercisable. As of March 26, 2002, we have granted options to purchase 260,000 shares of our common stock to our non-employee directors. We also reimburse our non-employee directors for reasonable expenses incurred for attending board of director and committee meetings. We have not adopted any other policies regarding directors' compensation and benefits.

     We compensate Mr. Huizenga, our Chairman, separate from our executive officers and non-employee directors. We granted Mr. Huizenga options to purchase 800,000 shares of our common stock in 1999 and have granted him options to purchase 200,000 shares of our common stock with respect to each year since 1999. The annual grant of options to Mr. Huizenga for 2000 was made in October 1999 along with the annual grant of options to all employees for 2000. These options become exercisable for 25% of the shares of common stock covered by such options on each of the first four successive anniversary dates of the date of grant. As of March 26, 2002, we have granted options to purchase 1,400,000 shares of our common stock to Mr. Huizenga.

EMPLOYMENT AGREEMENTS

     James E. O'Connor. We entered into a three year employment agreement with James E. O'Connor to serve as our President and Chief Executive Officer, effective as of October 25, 2000. The agreement will continue in effect on a "rolling" three year basis, meaning that at any time during the agreement, three years will remain in the term of the agreement. The agreement provides that Mr. O'Connor will continue his service on our board of directors and that Mr. O'Connor will be nominated for election to our board of directors at each annual meeting of stockholders during the term of the agreement. The agreement provides that Mr. O'Connor will receive an annual base salary of $510,000 for our 2000 fiscal year, $650,000 for our 2001 fiscal year and $790,000 for our 2002 fiscal year. Mr. O'Connor's salary for any year after our 2002 fiscal year will be $790,000 unless our board of directors expressly provides otherwise. Mr. O'Connor's annual salary may be increased at any time at the discretion of our board of directors to reflect merit or for other increases.

     In addition to his base salary, Mr. O'Connor is eligible for an annual bonus of up to 60% of his annual base salary during the 2000 and 2001 fiscal years and for an annual bonus of up to 70% of his annual base salary during the 2002 fiscal year and thereafter, through the term of the agreement. Mr. O'Connor's annual bonus is based on the achievement of corporate goals and objectives established by our board of directors or an appropriate committee of the board of directors. Under the agreement, Mr. O'Connor is entitled to participate in our stock option plans and other employee compensation programs that we may establish. Mr. O'Connor also is entitled to health, life and disability insurance and he may participate in other benefit programs that we may establish.

     Under the agreement, we may terminate Mr. O'Connor at any time with or without "cause" and Mr. O'Connor may at any time terminate his employment with or without "good reason," in each case as defined in the agreement. If we terminate Mr. O'Connor without cause or if Mr. O'Connor terminates his employment with good reason, then Mr. O'Connor will be entitled to the following as severance payments:

     - Mr. O'Connor will continue to receive his salary through the date of termination and afterwards for three years from the date of termination,

     - Mr. O'Connor will continue to receive his health benefits for a period ending no later than the third anniversary of the date of termination,

     - all of Mr. O'Connor's stock options or other stock grants will immediately vest in full and remain exercisable until the earlier of their expiration or three years from the date of termination,

     - all incentive cash grants shall immediately vest and be payable to Mr. O'Connor as if all targets and conditions had been met, except where a specific service is required of Mr. O'Connor for a specific period of time, in which case the incentive cash grant will be payable on a pro rata basis, and

     - Mr. O'Connor will be paid the balance of all amounts credited to his deferred compensation account.

     Upon a change of control, as defined in the agreement, if, within two years after the change of control, Mr. O'Connor's employment is terminated by us without cause or if Mr. O'Connor terminates his employment with good reason, then we are required to pay Mr. O'Connor:

     - the severance payments described above, paid in a single lump sum, and

     - three times the maximum annual bonus that Mr. O'Connor would have been eligible to receive in the fiscal year when the termination occurred, paid in a single lump sum.

     Under the agreement, Mr. O'Connor is subject to confidentiality obligations, as well as non-compete and non-solicitation covenants, for a three year period following the termination of his employment.

     Any successor to our company will be required to assume and perform all of our covenants, agreements and obligations under the agreement.

     Tod C. Holmes. We entered into a two year employment agreement with Tod C. Holmes to serve as our Senior Vice President and Chief Financial Officer, effective as of October 25, 2000. The agreement will continue in effect on a rolling two year basis. The agreement provides that Mr. Holmes will receive an annual base salary of $280,000 for our 2000 fiscal year, $315,000 for our 2001 fiscal year and $350,000 for our 2002 fiscal year. Mr. Holmes' salary for any year after our 2002 fiscal year will be $350,000 unless our board of directors expressly provides otherwise. Mr. Holmes' annual salary may be increased at any time at the discretion of our board of directors to reflect merit or for other increases.

     In addition to his base salary, Mr. Holmes is eligible for an annual bonus of up to 40% of his annual base salary during the 2000 and 2001 fiscal years and for an annual bonus of up to 50% of his annual base salary during the 2002 fiscal year and thereafter, through the term of the agreement. Mr. Holmes' annual bonus is based on the achievement of corporate goals and objectives established by our board of directors or an appropriate committee of the board of directors. Under the agreement, Mr. Holmes is entitled to participate in our stock option plans and other employee compensation programs that we may establish. Mr. Holmes also is entitled to health, life and disability insurance and he may participate in other benefit programs that we may establish.

     Under the agreement, we may terminate Mr. Holmes at any time with or without "cause" and Mr. Holmes may at any time terminate his employment with or without "good reason," in each case as defined in the agreement. If we terminate Mr. Holmes without cause or if Mr. Holmes terminates his employment with good reason, then Mr. Holmes will be entitled to the following as severance payments:

     - Mr. Holmes will continue to receive his salary through the date of termination and afterwards for two years from the date of termination,

     - Mr. Holmes will continue to receive his health benefits for a period ending no later than the second anniversary of the date of termination,

     - all of Mr. Holmes' stock options or other stock grants will immediately vest in full and will remain exercisable until the earlier of their expiration or two years from the date of termination,

     - all incentive cash grants shall immediately vest and be payable to Mr. Holmes as if all targets and conditions had been met, except where a specific service is required of Mr. Holmes for a specific period of time, in which case the incentive cash grant will be payable on a pro rata basis, and

     - Mr. Holmes will be paid the balance of all amounts credited to his deferred compensation account.

     Upon a change of control, as defined in the agreement, if, within two years after the change of control, Mr. Holmes' employment is terminated by us without cause or if Mr. Holmes terminates his employment with good reason, then we are required to pay Mr. Holmes:

     - the severance payments described above, paid in a single lump sum, and

     - two times the maximum annual bonus that Mr. Holmes would have been eligible to receive in the fiscal year when the termination occurred, paid in a single lump sum.

     Under the agreement, Mr. Holmes is subject to confidentiality obligations, as well as non-compete and non-solicitation covenants, for a three year period following the termination of his employment.

     Any successor to our company will be required to assume and perform all of our covenants, agreements and obligations under the agreement.

     David A. Barclay. We entered into a two year employment agreement with David A. Barclay to serve as our Senior Vice President and General Counsel, effective as of October 25, 2000. The agreement is substantially on the same terms as Mr. Holmes' agreement, which is described above, except that Mr. Barclay will receive an annual base salary of $225,000 for our 2000 fiscal year, $260,000 for our 2001 fiscal year and $300,000 for our 2002 fiscal year. Mr. Barclay's salary for any year after our 2002 fiscal year will be $300,000 unless our board of directors expressly provides otherwise. Also, Mr. Barclay is eligible for an annual bonus of up to 35% of his annual base salary during the 2000 and 2001 fiscal years and for an annual bonus of up to 40% of his annual base salary during the 2002 fiscal year and thereafter, through the term of the agreement.

     Harris W. Hudson. We entered into a six and one-half year employment agreement with Harris W. Hudson to serve as our Vice Chairman, effective as of July 31, 2001. Mr. Hudson will receive an annual base salary of $500,000 for our 2001 and 2002 fiscal years, $400,000 for our 2003 fiscal year, $300,000 for our 2004 fiscal year, $200,000 for our 2005 fiscal year and $100,000 for our 2006 and 2007 fiscal years. Unless earlier terminated in accordance with its terms, Mr. Hudson's agreement will expire on December 31, 2007.

     Mr. Hudson will not participate in any bonus program. During the term of the agreement, Mr. Hudson is entitled to health, life and disability insurance. During the term of the agreement, Mr. Hudson will participate in our stock option plans on the same basis that our independent directors participate in these plans. Stock options previously granted to Mr. Hudson will continue to vest and be exercisable in accordance with the terms of the options granted.

     Under the agreement, we may terminate Mr. Hudson at any time with or without "cause" and Mr. Hudson may terminate his employment with or without "good reason," in each case as defined in the agreement. If we terminate Mr. Hudson without cause or if Mr. Hudson terminates his employment with good reason, then Mr. Hudson will be entitled to the following as severance payments:

     - Mr. Hudson will continue to receive his salary through the end of the term of the agreement,

     - Mr. Hudson will continue to receive his health benefits for a period ending no later than the third anniversary of the date of termination, and

     - all of Mr. Hudson's stock options will immediately vest in full and will remain exercisable until the earlier of their expiration or December 31, 2009.

     Upon a change of control, as defined in the agreement, if, within two years after a change of control, Mr. Hudson's employment is terminated by us without cause or if Mr. Hudson terminates his employment with good reason, and if Mr. Hudson so elects, we are required to pay to him the severance payments described above in a single lump sum.

     Under the agreement, Mr. Hudson is subject to confidentiality obligations, as well as non-compete and non-solicitation covenants, for a three-year period following the termination of employment.

     Any successor to the company will be required to assume and perform all of our covenants, agreements and obligations under the agreement.

STOCK INCENTIVE PLAN

     In July 1998, we adopted the Republic Services, Inc. 1998 Stock Incentive Plan to provide for the grant of options to purchase shares of common stock, stock appreciation rights and stock grants to employees, non-employee directors and consultants who are eligible to participate in the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of options to employees and independent contractors at the discretion of our board of directors. Additionally, the Stock Incentive Plan provides for an automatic grant of an option to purchase 50,000 shares of common stock to each member of the board of directors who joins the board of directors as a non-employee director, and an additional automatic grant of an option to purchase 10,000 shares of common stock each fiscal year after the member joins the board if he remains as a board member. We have reserved 20,000,000 shares of common stock for issuance under the Stock Incentive Plan.

     In March 2002, we adopted an amendment and restatement of our Stock Incentive Plan to, among other things, increase the number of shares of our common stock subject to the Stock Incentive Plan to 27,000,000 shares. The amendment and restatement also eliminates the eligibility of consultants and independent contractors as participants. We are asking our stockholders to approve and adopt this amendment and restatement at our annual meeting on May 16, 2002.

     In January 2002, our compensation committee approved our company's annual grant of stock options for 2002. This grant allows participants to acquire approximately 2.2 million shares of common stock at an exercise price of $17.40 per share, which was the quoted market price as of the grant date.

     As of March 26, 2002, we had options to purchase approximately 14.4 million shares of our common stock outstanding under our 1998 Stock Incentive Plan. As of March 26, 2002, we had approximately 2.3 million shares of our common stock available to grant under our existing Stock Incentive Plan.

LONG-TERM INCENTIVE PLAN

     In January 2001, we adopted the Republic Services, Inc. Long-Term Incentive Plan. Our key officers are eligible to participate in the plan. The plan tracks our performance over three-year periods beginning on January 1, 2001, with a new three-year period beginning on January 1 of each subsequent year. Cash payments under the long-term incentive plan will be made following the end of each three-year period based on the achievement of specified pre-set financial objectives that emphasize profitable growth, improved asset utilization, increased free cash flow and increased returns on invested capital.

401(K) PLAN

     We have adopted a 401(k) Savings and Retirement Plan that qualifies for preferential tax treatment under section 401(a) of the Internal Revenue Code. Under the plan, all of our employees who are not covered by a collective bargaining agreement may participate in the plan following 90 days of service with the company. Our employees are permitted to contribute up to 15% of their salaries (up to a maximum contribution of $11,000 per year). We match one-half of the first four percent of an employee's contributions under the plan in shares of our common stock. The match is made on a quarterly basis and is fully vested when made.

SUPPLEMENTAL SAVINGS PLAN

     We have adopted the Republic Services, Inc. Supplemental Savings
Plan -- Executive Salary Deferral Arrangement and the Republic Services, Inc. Supplemental Savings Plan -- Bonus Deferral Arrangement. These plans are designed to provide an opportunity for our key employees to participate in a retirement program that is similar to the provisions of our 401(k) plan without the restrictions of the Internal Revenue Code and the discrimination testing that prevents meaningful accumulations for key, highly compensated employees. Eligibility for the plan is determined by and at the discretion of the compensation committee. Participants elect to make pre-tax payroll-deducted salary and/or bonus deferrals to the respective plans at the beginning of each plan year at any percentage up to 25%, including the amount contributed under our 401(k) plan. Where the company match was also restricted under the 401(k) plan (notably for employees earning in excess of $170,000), a corresponding match amount in our common stock is available under this plan. The match will be funded at yearend and will be calculated based upon the formula of $.50 for each dollar deferred up to a maximum of 4% of gross compensation inclusive of the amounts funded within the 401(k) plan, but not subject to IRS limitations.

EMPLOYEE STOCK PURCHASE PLAN

     We have adopted the Republic Services, Inc. Amended and Restated Employee Stock Purchase Plan. All of our employees who work at least 20 hours per week and have worked for us at least three months may voluntarily participate in the plan. During specified offering periods, these eligible employees may, through payroll deductions, buy whole and fractional shares of our common stock at a purchase price equal to 85% of the lower of (1) the fair market value of our common stock on the first day of the offering period and (2) the fair market value of our common stock on the last day of the offering period. Employees may sell the common stock purchased under the plan after they have owned the shares for at least 180 consecutive days.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Sorensen, Croghan and Rodriguez served as members of the compensation committee throughout 2001. No member of the compensation committee was an officer or employee of our company during the prior year or was formerly an officer of our company. During the year ended December 31, 2001, none of our executive officers served on the compensation committee of any other entity, any of whose directors or executive officers served either on our board of directors or on our compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based solely upon a review of (1) Forms 3 and 4 and amendments to each form furnished to us pursuant to Rule 16a-3(c) under the Exchange Act during our fiscal year ended December 31, 2001, (2) any Forms 5 and amendments to the forms furnished to us with respect to our fiscal year ended December 31, 2001, and (3) any written representations referred to us in subparagraph (b)(2)(i) of Item 405 of Regulation S-K under the Exchange Act, except for one transaction in 1998 that was reflected on a Form 5 filed by Harris W. Hudson on February 11, 2002, no person who at any time during the fiscal year ended December 31, 2001 was a director, officer or, to our knowledge, a beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001 or prior fiscal years.

SECURITY OWNERSHIP OF FIVE PERCENT SHAREHOLDERS

     The following table shows certain information as of March 26, 2002 with respect to the beneficial ownership of common stock by each of our stockholders who is known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                                      SHARES
                                                                BENEFICIALLY OWNED
NAME OF                                                       -----------------------
BENEFICIAL OWNER                                                NUMBER        PERCENT
----------------                                              -----------     -------
Subsidiaries of FMR Corp....................................   18,598,978(1)  11.1%
  82 Devonshire Street
  Boston, MA 02109
Cascade Investment LLC .....................................   17,154,600(2)   10.3
  2365 Carillon Point
  Kirkland, WA 98033
Wellington Management Company, LLP .........................   13,513,100(3)    8.1
  75 State Street
  Boston, MA 02109
Legg Mason, Inc. ...........................................   12,259,416(4)    7.3
  100 Light Street
  Baltimore, MD 21202
Vanguard Windsor Funds--Vanguard Windsor Fund...............   10,574,800(5)    6.3
  100 Vanguard Boulevard
  Malvern, PA 19355

---------------

(1) Based on Amendment No. 6 to Schedule 13G filed with the SEC by FMR Corp. on February 14, 2002. Includes 16,773,478 shares owned by Fidelity Management and Research Company, 934,500 shares owned by Fidelity Management Trust Company, 890,000 shares owned by Fidelity International Limited, and 1,000 shares owned by Strategic Advisors, Inc. Fidelity Management and Research Company, Fidelity Management Trust Company, Fidelity International Limited and Strategic Advisors, Inc. are all wholly-owned subsidiaries of FMR Corp.

(2) Based on Amendment No. 2 to Schedule 13G filed with the SEC by Cascade Investment LLC on February 12, 2002.

(3) Based on Amendment No. 1 to Schedule 13G filed with the SEC by Wellington Management Company, LLP on February 14, 2002.

(4) Based on Amendment No. 1 to Schedule 13G filed with the SEC by Legg Mason, Inc. on February 8, 2002.

(5) Based on Amendment No. 1 to Schedule 13G filed with the SEC by Vanguard Windsor Funds -- Vanguard Windsor Fund on February 12, 2002.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows certain information as of March 26, 2002 with respect to the beneficial ownership of common stock by (1) each of our directors, (2) each of the executive officers listed in the "Summary Compensation Table" on page 78 and (3) all of our current directors and executive officers as a group. We have adjusted share amounts and percentages shown for each individual, entity or group in the table to give effect to shares of common stock that are not outstanding but which the individual, entity or group may acquire upon exercise of all options exercisable within 60 days of March 26, 2002. However, we do not deem these shares of common stock to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other individual, entity or group.

                                                                      SHARES
                                                                BENEFICIALLY OWNED
NAME OF                                                       ----------------------
BENEFICIAL OWNER                                               NUMBER        PERCENT
----------------                                              ---------      -------
H. Wayne Huizenga...........................................    750,000(1)       *
Harris W. Hudson............................................    561,000(2)       *
James E. O'Connor...........................................    345,325(3)       *
John W. Croghan.............................................    190,000(4)       *
Ramon A. Rodriguez..........................................     80,000(5)       *
Allan C. Sorensen...........................................     90,000(6)       *
Tod C. Holmes...............................................    138,548(7)       *
David A. Barclay............................................    127,882(8)       *
All directors and executive officers as a group (9
  persons)..................................................  2,282,755(9)     1.4%

---------------

 *  Less than 1 percent

(1) The aggregate amount of common stock beneficially owned by Mr. Huizenga consists of vested options to purchase 750,000 shares.
(2) The aggregate amount of common stock beneficially owned by Mr. Hudson consists of 1,000 shares owned directly by him and vested options to purchase 560,000 shares.
(3) The aggregate amount of common stock beneficially owned by Mr. O'Connor consists of 7,200 shares owned directly by him and vested options to purchase 338,125 shares.
(4) The aggregate amount of common stock beneficially owned by Mr. Croghan consists of 100,000 shares owned directly by him and vested options to purchase 90,000 shares.
(5) The aggregate amount of common stock beneficially owned by Mr. Rodriguez consists of vested options to purchase 80,000 shares.
(6) The aggregate amount of common stock beneficially owned by Mr. Sorensen consists of vested options to purchase 90,000 shares.
(7) The aggregate amount of common stock beneficially owned by Mr. Holmes consists of 11,048 shares owned directly by him and vested options to acquire 127,500 shares.
(8) The aggregate amount of common stock beneficially owned by Mr. Barclay consists of vested options to acquire 127,882 shares.
(9) The aggregate amount of common stock beneficially owned by all directors and executive officers as a group consists of (a) 119,248 shares and (b) vested options to purchase 2,163,507 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Before our initial public offering on July 1, 1998, we had been a wholly-owned subsidiary of AutoNation. AutoNation currently owns no shares of our common stock. Mr. Huizenga is the Chairman of the board of directors of AutoNation and a member of the board of directors of ANC Rental Corporation. Mr. Hudson is the Vice Chairman and a director of AutoNation. Messrs. Huizenga and Hudson in the aggregate own in excess of 10% of AutoNation and ANC Rental Corporation. As a result, the following transactions between our company and AutoNation and ANC Rental Corporation may be deemed to be intercompany or related party transactions.

SEPARATION AND DISTRIBUTION AGREEMENT

     The Separation and Distribution Agreement that we entered into with AutoNation in June 1998 provided for the principal corporate transactions required to effect our separation from AutoNation, and for other arrangements governing the future relationship between our company and AutoNation. The agreement provides for indemnification by each party in favor of the other party with respect to specified matters relating to the Separation and Distribution Agreement, our initial public offering and the secondary offering of our common stock owned by AutoNation. The Separation and Distribution Agreement also provides for indemnifications between our company and AutoNation regarding contingent liabilities primarily relating to our respective businesses or otherwise assigned to our company, and provides that the parties will each have the exclusive right to any benefit received with respect to any contingent gain that primarily relates to the business of that party, or that is expressly assigned to that party. Under the terms of the Separation and Distribution Agreement, AutoNation has agreed that, for a period of five years after we are no longer a subsidiary of AutoNation, AutoNation will not directly or indirectly compete with us in the solid waste services industry anywhere in North America, and we have agreed that, for a period of five years after that time, we will not directly or indirectly compete with AutoNation in the automotive retail or vehicle rental industries anywhere in North America.

TAX INDEMNIFICATION AND ALLOCATION AGREEMENT

     In connection with our separation from AutoNation, we entered into a Tax Indemnification and Allocation Agreement with AutoNation that provides that AutoNation will indemnify us for income taxes that we might incur with respect to certain internal restructuring transactions that we entered into in June 1998 in connection with our initial public offering.

     We were included in AutoNation's consolidated group for federal income tax purposes for periods during which AutoNation beneficially owned at least 80% of the total voting power and value of our outstanding common stock. Each corporation that is a member of a consolidated group during any portion of the group's tax year is jointly and severally liable for the federal income tax liability of the group for that year. We and our subsidiaries stopped being members of AutoNation's consolidated group when we became a public company in July 1998. The Tax Indemnification and Allocation Agreement allocates tax liabilities between AutoNation and our company during the periods when we were included in AutoNation's consolidated group, and provides each company rights of indemnification.

LEASE

     In July 1998, we signed a lease with a subsidiary of AutoNation for 10,800 square feet of office space at AutoNation's corporate headquarters in Fort Lauderdale, Florida. The annual lease rate is $220,320 ($20.40 per square foot), and we pay for certain common area maintenance charges.

     Effective January 1999, we amended the lease to increase the space we are renting to 14,443 square feet at an annual rate of $294,637 ($20.40 per square foot). The lease had an initial term of one year which we renewed in July 1999 for an additional one year term through June 2000. The rent includes utilities, security, parking, building maintenance and cleaning services.

     Effective April 4, 2000, we amended the lease further to increase the space we are renting to 29,217 square feet at an annual rate of $20.40 per square foot through December 31, 2000, $23.54 per square foot from January 1, 2001 through December 31, 2001 and thereafter increasing each year by 3% per square foot over the prior year's rate. The lease runs through February 28, 2003. We may terminate the lease on 18 months written notice.

     We believe that the lease is on terms no less favorable than could be obtained from persons unrelated to our company.

OTHER TRANSACTIONS WITH AUTONATION AND ANC RENTAL CORPORATION

     During 2001, we collected solid waste from, and leased roll-off containers to, certain automotive retail and other properties of AutoNation. We provided all of these services at standard rates. We continue to provide these services to AutoNation on the same terms. During 2001, we rented vehicles from ANC Rental Corporation under standard form vehicle rental agreements under which we were charged standard rates.

     In March 2000, we sold a Lear Jet 55 to AutoNation for approximately 4.7 million. In January 2001, we purchased the Lear Jet 55 from AutoNation for approximately $4.7 million which we believe approximated its fair market value.

OTHER TRANSACTIONS WITH RELATED PARTIES

     The following is a summary of other agreements and transactions that the company is involved in with related parties. It is the Company's policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. It is management's belief that all of these transactions met that standard at the time such transactions were effected.

     Pro Player Stadium is a professional sports stadium in South Florida that is owned and controlled by Mr. Huizenga. One of our subsidiaries collected solid waste from, and leased roll-off waste containers to, Pro Player Stadium pursuant to standard agreements under which Pro Player Stadium paid an aggregate of $303,297 in 2001. During 2001, one of our subsidiaries collected solid waste from the National Car Rental Center, an arena in Broward County, Florida, which was operated by a subsidiary of Boca Resorts, Inc. until July 2001. For these services, our subsidiary was paid an aggregate of $93,488. Mr. Huizenga is the Chairman of and controls Boca Resorts, Inc. and Mr. Hudson is a director of Boca Resorts, Inc. We expect to continue to provide these services in 2002 on the same terms.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
3.1       --   Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
3.2       --   Certificate of Amendment to Amended and Restated Certificate
               of Incorporation of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on
               Form S-8, Registration No. 333-81801, filed with the
               Commission on June 29, 1999).
3.3       --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1       --   The Company's Common Stock Certificate (incorporated by
               reference to Exhibit 4.4 of the Company's Registration
               Statement on Form S-8, Registration No. 333-81801, filed
               with the Commission on June 29, 1999).
4.2       --   Long Term Credit Agreement dated July 10, 1998 among the
               Company, Bank of America National Trust and Savings
               Association, as Administrative Agent, and the several
               financial institutions party thereto (incorporated by
               reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.3       --   Indenture dated May 24, 1999 between the Company and The
               Bank of New York, as trustee (incorporated by reference to
               Exhibit 4.3 of the Company's Annual Report on Form 10-K for
               the year ended December 31, 1999).
4.4       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.4 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.5       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $25,000,000 (incorporated by reference to Exhibit 4.5 of the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.6       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.6 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.7       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $175,000,000 (incorporated by reference to Exhibit 4.7 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.8       --   Indenture dated as of August 15, 2001, between Republic
               Services, Inc. and The Bank of New York, as trustee
               (incorporated by reference to Exhibit 4.1 of the Company's
               Current Report on Form 8-K dated August 9, 2001).
4.9       --   First Supplemental Indenture, dated as of August 15, 2001, between Republic Services, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of the
               Company's Current Report on Form 8-K dated August 9, 2001).
4.10      --   6 3/4% Senior Note due 2011, in the principal amount of
               $400,000,000, of Republic Services, Inc. (incorporated by
               reference to Exhibit 4.3 of the Company's Current Report on
               Form 8-K dated August 9, 2001).
4.11      --   6 3/4% Senior Note due 2011, in the principal amount of
               $50,000,000, of Republic Services, Inc. (incorporated by
               reference to Exhibit 4.4 of the Company's Current Report on
               Form 8-K dated August 9, 2001).

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
10.1      --   Separation and Distribution Agreement dated June 30, 1998 by and between the Company and AutoNation, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
               Report on Form 10-Q for the period ended June 30, 1998).
10.2      --   Tax Indemnification and Allocation Agreement dated June 30,
               1998 by and between the Company and AutoNation, Inc.
               (incorporated by reference to Exhibit 10.4 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
10.3      --   1998 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.5 of the Company's Amendment No. 2 to
               Registration Statement on Form S-1, filed with the
               Commission on June 29, 1998).
10.4      --   Employment Agreement dated October 25, 2000 by and between
               James E. O'Connor and the Company (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
               for the year ended December 31, 2000).
10.5      --   Amended and Restated Employment Agreement dated October 12,
               2000 by and between James H. Cosman and the Company
               (incorporated by reference to Exhibit 10.8 of the Company's
               Annual Report on Form 10-K for the year ended December 31,
               2000).
10.6      --   Employment Agreement dated October 25, 2000 by and between
               Tod C. Holmes and the Company (incorporated by reference to
               Exhibit 10.9 of the Company's Annual Report on Form 10-K for
               the year ended December 31, 2000).
10.7      --   Employment Agreement dated October 25, 2000 by and between
               David A. Barclay and the Company (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K
               for the year ended December 31, 2000).
10.8*     --   Employment Agreement dated July 31, 2001 by and between
               Harris W. Hudson and the Company.
21.1*     --   Subsidiaries of the Company.
23.1*     --   Consent of Arthur Andersen LLP.
99.1*     --   Letter regarding representations from Arthur Andersen LLP.

---------------

* filed herewith

     (b) Financial Statement Schedule. The following financial statement schedule is filed on page 92 herewith:

     Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2001.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (c) Reports on Form 8-K:

     Form 8-K, filed and dated October 29, 2001, including a press release announcing the Company's operating results for the three and nine months ended September 30, 2001, and a press release announcing the board of directors' approval of an additional $125.0 million for the Company's Common Stock repurchase program.

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

March 28, 2002

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

                       SIGNATURE                                       TITLE                    DATE
                       ---------                                       -----                    ----


                 /s/ H. WAYNE HUIZENGA                    Chairman of the Board            March 28, 2002
 ------------------------------------------------------
                   H. Wayne Huizenga


                  /s/ HARRIS W. HUDSON                    Vice Chairman and Director       March 28, 2002
 ------------------------------------------------------
                    Harris W. Hudson


                 /s/ JAMES E. O'CONNOR                    Chief Executive Officer and      March 28, 2002
 ------------------------------------------------------     Director (principal executive
                   James E. O'Connor                        officer)


                   /s/ TOD C. HOLMES                      Senior Vice President and Chief  March 28, 2002
 ------------------------------------------------------     Financial Officer (principal
                     Tod C. Holmes                          financial officer)


                /s/ CHARLES F. SERIANNI                   Chief Accounting Officer         March 28, 2002
 ------------------------------------------------------     (principal accounting
                  Charles F. Serianni                       officer)


                  /s/ JOHN W. CROGHAN                     Director                         March 28, 2002
 ------------------------------------------------------
                    John W. Croghan


                 /s/ RAMON A. RODRIGUEZ                   Director                         March 28, 2002
 ------------------------------------------------------
                   Ramon A. Rodriguez


                 /s/ ALLAN C. SORENSEN                    Director                         March 28, 2002
 ------------------------------------------------------
                   Allan C. Sorensen

                            REPUBLIC SERVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                             BALANCE AT   ADDITIONS    ACCOUNTS              BALANCE AT
                                             BEGINNING    CHARGED TO   WRITTEN                  END
                                              OF YEAR       INCOME       OFF      OTHER(1)    OF YEAR
                                             ----------   ----------   --------   --------   ----------
CLASSIFICATIONS
Allowance for doubtful accounts:
  2001.....................................    $13.2        $22.8       $(18.5)     $1.5       $19.0
  2000.....................................     14.2         11.8        (14.9)      2.1        13.2
  1999.....................................     22.1          9.6        (19.8)      2.3        14.2

---------------

(1) Allowance of acquired and divested businesses, net.

                                 EXHIBIT INDEX

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
10.8      --   Employment Agreement dated July 31, 2001 by and between
               Harris W. Hudson and the Company.
21.1      --   Subsidiaries of the Company.
23.1      --   Consent of Arthur Andersen LLP.
99.1      --   Letter regarding representations from Arthur Andersen LLP.