Form 10-Q
period 2002-03-31
REPUBLIC SERVICES INC
filed 2002-05-13
CIK 1060391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2002

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 8, 2002, the registrant had outstanding 166,197,656 shares of Common Stock, par value $.01 per share.

================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX

                                                                         Page
                                                                         ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31,
           2002 (Unaudited) and December 31, 2001......................    3

         Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2002  and 2001.........    4

         Unaudited Condensed Consolidated Statement of Stockholders'
           Equity and Comprehensive Income for the Three Months
           Ended  March 31, 2002.......................................    5

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001..........    6

         Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17

ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   26


                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K..............................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                            March 31,        December 31,
                                                                              2002               2001
                                                                           -----------       ------------
                                                                           (Unaudited)

                             ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents ...................................            $   48.5           $   16.1
   Accounts receivable, less allowance for doubtful accounts
      of $19.2 and $19.0, respectively .........................               224.0              232.9
   Prepaid expenses and other current assets ...................                79.4               75.8
                                                                            --------           --------
             Total Current Assets ..............................               351.9              324.8
 RESTRICTED CASH ...............................................               135.2              142.3
 PROPERTY AND EQUIPMENT, NET ...................................             1,766.8            1,774.9
 INTANGIBLE ASSETS, NET ........................................             1,549.8            1,551.6
 OTHER ASSETS ..................................................                68.3               62.7
                                                                            --------           --------
                                                                            $3,872.0           $3,856.3
                                                                            ========           ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable ............................................          $     79.3           $   90.2
   Accrued liabilities .........................................               110.5              101.1
   Amounts due to former owners ................................                 5.8                6.0
   Deferred revenue ............................................                77.1               72.8
   Notes payable and current maturities of long-term debt ......                 3.5               33.6
   Other current liabilities ...................................                99.2               82.7
                                                                            --------           --------
             Total Current Liabilities .........................               375.4              386.4
 LONG-TERM DEBT, NET OF CURRENT MATURITIES .....................             1,334.8            1,334.1
 ACCRUED ENVIRONMENTAL AND LANDFILL COSTS ......................               224.0              219.4
 DEFERRED INCOME TAXES .........................................               127.1              118.7
 OTHER LIABILITIES .............................................                43.8               41.8
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 50,000,000
      shares authorized; none issued ...........................                --                 --
   Common stock, par value $.01 per share; 750,000,000 shares authorized; 178,947,850 and 178,858,274 issued, including
      shares held in treasury, respectively ....................                 1.8                1.8
   Additional paid-in capital ..................................             1,266.1            1,264.7
   Retained earnings ...........................................               696.0              641.1
   Treasury stock, at cost (11,897,900 and 9,213,600 shares,
      respectively) ............................................              (196.6)            (150.1)
    Accumulated other comprehensive loss, net of tax ...........                 (.4)              (1.6)
                                                                            --------           --------
             Total Stockholders' Equity ........................             1,766.9            1,755.9
                                                                            --------           --------
                                                                            $3,872.0           $3,856.3
                                                                            ========           ========


The accompanying notes are an integral part of these statements

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ---------         ---------
REVENUE ..................................            $ 551.9           $ 535.4
EXPENSES:
  Cost of operations .....................              342.0             329.7
  Depreciation, amortization and depletion               44.4              50.3
  Selling, general and administrative ....               58.6              56.5
                                                      -------           -------
OPERATING INCOME .........................              106.9              98.9
INTEREST EXPENSE .........................              (19.2)            (20.9)
INTEREST INCOME ..........................                 .7                .7
OTHER INCOME (EXPENSE), NET ..............                 .1               1.3
                                                      -------           -------
INCOME BEFORE INCOME TAXES ...............               88.5              80.0
PROVISION FOR INCOME TAXES ...............               33.6              30.4
                                                      -------           -------
NET INCOME ...............................            $  54.9           $  49.6
                                                      =======           =======
BASIC AND DILUTED EARNINGS PER SHARE .....            $   .32           $   .29
                                                      =======           =======
WEIGHTED AVERAGE DILUTED COMMON AND
  COMMON  EQUIVALENT SHARES
  OUTSTANDING ............................              169.1             171.8
                                                      =======           =======


        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (in millions)


                                                                                                           Accumu-
                                                        Common Stock                                        lated     Compre-
                                                      --------------    Additional                          Compre-   hensive
                                                      Shares,   Par      Paid-in     Retained   Treasury    hensive  Income for
                                                       Net     Value     Capital     Earnings     Stock      Loss    the Period
                                                      -------  ------  -----------   --------   --------    ------    --------
BALANCE AT DECEMBER 31, 2001 ..................       169.6    $  1.8   $  1,264.7   $  641.1   $ (150.1)   $ (1.6)
 Net income ...................................          --        --           --       54.9         --        --    $   54.9
 Issuance of common stock .....................          .1        --          1.4         --         --        --          --
 Purchase of common stock for treasury ........        (2.7)       --           --         --      (46.5)       --          --
 Change in value of derivative instruments, net
  of tax ......................................          --        --           --         --         --       1.2         1.2
                                                      -----    ------   ----------   --------   --------    ------    --------
BALANCE AT MARCH 31, 2002 .....................       167.0    $  1.8   $  1,266.1   $  696.0   $ (196.6)   $  (.4)   $   56.1
                                                      =====    ======   ==========   ========   ========    ======    ========


         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                         Three Months Ended
                                                                               March 31,
                                                                       ----------------------
                                                                        2002            2001
                                                                       ------          ------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................            $ 54.9          $ 49.6
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ......................................              42.1            39.3
     Amortization of intangible and other assets ..........               2.3            11.0
     Deferred tax provision ...............................               8.4             6.0
     Provision for doubtful accounts ......................               3.5             3.8
     Other non-cash charges ...............................                .1              .1
     Changes in assets and liabilities, net of effects from
        business acquisitions:
       Accounts receivable ................................               5.4            (9.8)
       Prepaid expenses and other assets ..................              (6.5)           10.0
       Accounts payable and accrued liabilities ...........              (9.3)          (43.6)
       Other liabilities ..................................              33.7            19.8
                                                                       ------          ------
                                                                        134.6            86.2
                                                                       ------          ------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................             (37.6)          (39.2)
  Proceeds from sale of property and equipment ............               3.9             2.2
  Cash used in business acquisitions, net of cash
     acquired .............................................              (4.2)           (7.4)
  Cash proceeds from business dispositions ................               5.0             3.5
  Amounts due and contingent payments to former owners ....               (.2)          (29.0)
  Restricted cash .........................................               7.0            19.9
                                                                       ------          ------
                                                                        (26.1)          (50.0)
                                                                       ------          ------
CASH USED IN FINANCING ACTIVITIES:
  Payments of notes payable and long-term debt ............               (.8)           (4.4)
  Net payments on revolving credit facility ...............             (30.0)            6.0
  Issuance of common stock ................................               1.2             4.9
  Purchases of common stock for treasury ..................             (46.5)          (25.2)
  Purchase of common stock to fund employee benefit plan ..                --             (.1)
                                                                       ------          ------
                                                                        (76.1)          (18.8)
                                                                       ------          ------
INCREASE  IN CASH AND CASH EQUIVALENTS ....................              32.4            17.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........              16.1             2.0
                                                                       ------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................            $ 48.5          $ 19.4
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

    The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 2001.

    The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

    During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown. As of March 31, 2002, the Company was still in the process of divesting and closing certain core and non-core operations pursuant to the plan adopted by management during the fourth quarter of 2001. Management believes that the estimated charges recorded during the fourth quarter of 2001 related to its planned divestitures and closings are still appropriate.

    During the three months ended March 31, 2002, the Company recorded unrealized gains of $2.2 million ($1.3 million, net of tax), relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. (For further information, see Note 10, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.2 million, net of tax, was recorded to comprehensive income during the three months ended March 31, 2002. The Company had no other components of other comprehensive income (loss) for the periods presented.

    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002.

    The following table summarizes the adjustments to net income and earnings per share if SFAS 142 were adopted on January 1, 2001:

                                                        Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                        2002            2001
                                                       ------          ------
Reported net income .........................          $ 54.9          $ 49.6
Goodwill amortization, net of tax ...........              --             6.0
                                                       ------          ------
Adjusted net income .........................          $ 54.9          $ 55.6
                                                       ======          ======
Reported basic and diluted earnings per share          $  .32          $  .29
Goodwill amortization, net of tax ...........              --             .03
                                                       ------          ------
Adjusted basic and diluted earnings per share          $  .32          $  .32
                                                       ======          ======

    The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144") as of January 1, 2002. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement establishes a single accounting model for assets to be disposed of by sale and resolves certain SFAS 121 implementation issues. The adoption of this statement had no effect on the Company's consolidated financial position or results of operations.

    Certain amounts in the 2001 Condensed Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

2. LANDFILL AND ENVIRONMENTAL COSTS

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

Total Available Disposal Capacity

    As of March 31, 2002, the Company owned or operated 54 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

Closure and Post-Closure Costs

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $5.5 million and $4.7 million during the three months ended March 31, 2002 and 2001, respectively.

    A number of the Company's landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of March 31, 2002, assuming that all available landfill capacity is used, the Company expects to expense approximately $554.0 million of such costs over the remaining lives of these facilities.

Environmental Costs

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2002 and 2001.

3. PROPERTY AND EQUIPMENT

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

    Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill and Environmental Costs.)

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

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $.4 million and $.3 million for the three months ended March 31, 2002 and 2001, respectively.

    A summary of property and equipment is as follows:

                                                 March 31,         December 31,
                                                   2002               2001
                                                 --------          ------------
Other land ..................................    $   98.3           $   94.3
Non-depletable landfill land ................        51.3               50.5
Landfill development costs ..................       960.0              958.8
Vehicles and equipment ......................     1,176.3            1,153.2
Buildings and improvements ..................       268.4              256.4
Construction-in-progress-landfill ...........        16.5               17.6
Construction-in-progress-other ..............        10.4               23.5
                                                 --------           --------
                                                  2,581.2            2,554.3
                                                 --------           --------

Less: Accumulated depreciation, depletion and
  amortization --
  Landfill development costs ................      (250.6)            (237.0)
  Vehicles and equipment ....................      (515.5)            (495.7)
  Building and improvements .................       (48.3)             (46.7)
                                                 --------           --------
                                                   (814.4)            (779.4)
                                                 --------           --------
Property and equipment, net .................    $1,766.8           $1,774.9
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

4. BUSINESS COMBINATIONS

    The Company uses the purchase method of accounting to account for business acquisitions. The Company acquired various solid waste businesses during the three months ended March 31, 2002 and 2001. The aggregate purchase price paid by the Company in these transactions was $4.2 million and $7.4 million in cash, respectively.

    During the three months ended March 31, 2001, $20.2 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

                                                           Three Months
                                                          Ended March 31,
                                                       --------------------
                                                        2002          2001
                                                       ------        ------
Property and equipment ..........................      $   .9        $  2.1
Cost in excess of net assets acquired ...........         3.1           5.7
Working capital surplus (deficit) ...............          .2           (.4)
                                                       ------        ------
  Cash used in acquisitions, net of cash acquired      $  4.2        $  7.4
                                                       ======        ======

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired ("goodwill") and other intangible assets. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

    The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the three months ended March 31, 2002:

                                              Gross Intangible Assets
                                    -------------------------------------------
                                    Goodwill           Other             Total
                                    --------           ------          --------
Balance, December 31, 2001          $1,661.7           $ 57.1          $1,718.8
  Acquisitions ...........               3.1               --               3.1
  Other additions ........                --               .6                .6
  Divestitures ...........              (3.8)              --              (3.8)
  Retirements ............                --             (4.6)             (4.6)
                                    --------           ------          --------
Balance, March 31, 2002 ..          $1,661.0           $ 53.1          $1,714.1
                                    ========           ======          ========


                                            Accumulated Amortization
                                    -------------------------------------------
                                    Goodwill           Other             Total
                                    --------           ------          --------
Balance, December 31, 2001          $ (142.4)          $(24.8)         $(167.2)
  Amortization expense ...                --             (1.9)            (1.9)
  Divestitures ...........                .2               --               .2
  Retirements ............                --              4.6              4.6
                                    --------           ------          --------
Balance, March 31, 2002 ..          $ (142.2)          $(22.1)         $(164.3)
                                    ========           ======          ========

    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002.

    SFAS 142 requires the Company upon its adoption and at least annually thereafter to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value of one or more intangible assets is impaired. The first step of this impairment test requires the Company to determine the fair value of the reporting unit, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If fair value of the reporting unit is less than the carrying value of the net assets, the Company must perform step two of the impairment test, which requires the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Impairment charges resulting from the application of this test would be immediately recorded as a charge to earnings in the Company's statements of operations.

    During the three months ended March 31, 2002, the Company completed its impairment test in accordance with SFAS 142 and determined that the fair value of its reporting unit significantly exceeds its carrying value. As a result, no impairment charge was required.

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                         March 31,         December 31,
                                                                                           2002               2001
                                                                                         --------          ------------
 $225.0 million unsecured notes, net of unamortized discount of $.5 million, and including $1.2 million and  ($.2) million adjustments to fair market value, respectively; interest payable semi-annually in May and November at
   6 5/8%; principal due  at maturity in 2004 ...............................            $  225.7           $  224.3
 $375.0 million unsecured notes, net of unamortized discount of $.4 million and $.5 million; interest payable semi -annually in May and November at
   7 1/8%; principal due at maturity in 2009 ................................               374.6              374.5
 $450.0 million unsecured notes, net of unamortized discount of $2.5 million and $2.6 million; interest payable semi-annually in February and August
   at 6 3/4%; principal due at maturity in 2011 .............................               447.5              447.4
 $750.0 million unsecured revolving credit facility; interest payable using
   LIBOR-based rates; $300.0 million matures July 2002 and $450.0 million
   matures 2003 .............................................................                  --                 --
 Tax-exempt bonds and other tax-exempt financing; interest rates  that float
   based on prevailing market rates .........................................               283.2              283.2
 Other debt; unsecured and secured by real property,
   equipment and other assets ...............................................                 7.3               38.3
                                                                                         --------           --------
                                                                                          1,338.3            1,367.7
 Less: Current portion ......................................................                (3.5)             (33.6)
                                                                                         --------           --------
                                                                                         $1,334.8           $1,334.1
                                                                                         ========           ========


    In February 2002, the Company reduced the short- and long-term portions of its revolving credit facility to $300.0 million and $450.0 million, respectively. As of March 31, 2002, the Company had $438.2 million of availability under its revolving credit facility.

    As of March 31, 2002, the Company had $135.2 million of restricted cash, of which $110.2 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company's performance.

    Interest expense paid was $16.7 million (net of $.4 million of capitalized interest) and $11.6 million (net of $.3 million of capitalized interest) for the three months ended March 31, 2002 and 2001, respectively. The Company's ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. During 2001, the Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value of $225.0 million and mature in 2004, coterminous with the Company's public notes that were sold in 1999. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6 5/8%. The Company has designated these agreements as hedges in changes in the fair value of the Company's fixed-rate debt and accounts for them in accordance with SFAS 133.

   As of March 31, 2002, interest rate swap agreements are reflected at fair market value of $1.2 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2002, the Company recorded net interest income of $1.3 million related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

7. INCOME TAXES

    Income taxes have been provided for the three months ended March 31, 2002 and 2001 based upon the Company's anticipated annual effective income tax rate of 38.0%. Income taxes paid were $.6 million and $14.2 million for the three months ended March 31, 2002 and 2001, respectively.

8. STOCK OPTIONS

    In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of common stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. The Company has reserved 20.0 million shares of common stock for issuance pursuant to options granted under the Stock Incentive Plan. As of March 31, 2002, 2.3 million options remain available for future grants.

    A summary of stock option transactions for the three months ended March 31, 2002 is as follows:

                                                              Weighted-average
                                                   Shares      Exercise Price
                                                   ------     ----------------
Options outstanding at beginning of year            12.4           $ 16.22
Granted ................................             2.2             17.40
Exercised ..............................             (.1)            13.77
Cancelled ..............................             (.1)            15.72
                                                    ----           -------
Options outstanding at March 31, 2002 ..            14.4           $ 16.41
                                                    ====           =======
Options exercisable at March 31, 2002 ..             8.4           $ 16.96
                                                    ====           =======

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

    During 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. In October 2001, the Company announced that its Board of Directors authorized the repurchase of up to an additional $125.0 million of its common stock. As of March 31, 2002, the Company had repurchased 11.9 million shares of its stock for $196.6 million, of which 2.7 million shares were acquired during the three months ended March 31, 2002 for $46.5 million.

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

    Earnings per share for the three months ended March 31, 2002 and 2001 is calculated as follows (in thousands, except per share data):

                                                        Three Months
                                                       Ended March 31,
                                                  --------------------------
                                                    2002              2001
                                                  --------          --------
Numerator:
  Net income ................................     $ 54,900          $ 49,600
                                                  ========          ========
Denominator:
  Denominator for basic earnings per share ..      168,094           171,185
  Effect of dilutive securities-- Options to
   purchase common stock ....................          956               606
                                                  --------          --------
   Denominator for diluted earnings per share      169,050           171,791
                                                  ========          ========
   Basic and diluted earnings per share .....     $    .32          $    .29
                                                  ========          ========

Antidilutive securities not included in the
diluted earnings per share calculation:
   Options to purchase common stock .........        2,604             9,967
   Weighted average exercise price ..........     $  18.90          $  17.88

10. FUEL HEDGE

    The Company's results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company has entered into heating oil option agreements to manage a portion of its exposure to fluctuations in diesel prices. The Company has minimized its credit risk by entering into such heating oil option agreements with a group of financial institutions having investment grade ratings. The Company's option agreements qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting, certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge.

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

    In accordance with SFAS 133, to the extent the option agreements are effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. To the extent the change in the option agreements does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as other income or expense. The effectiveness of these option agreements as a hedge against future purchases of diesel fuel is periodically evaluated. If the option agreements were to become other than highly effective, gains and or losses would be recognized currently in income. Realized gains and losses on these option agreements are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

    During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at March 31, 2002 was determined by third parties to be a gain of approximately $2.2 million ($1.3 million, net of tax). In accordance with SFAS 133, $1.2 million, representing the effective portion of the change in fair value for the three months ended March 31, 2002, net of tax, has been recorded in stockholders' equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $.1 million for the three months ended March 31, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Operations. Realized losses of $.6 million related to these option agreements are included in cost of operations in the Company's Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002.

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

    In December 1999, the Company entered into an operating lease facility established to finance the acquisition of operating equipment. As of March 31, 2002, $76.3 million was outstanding under this facility.

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

    The Company's liabilities for unpaid and incurred but not reported claims at March 31, 2002 were $61.2 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Other Matters

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At March 31, 2002, letters of credit totaling $311.8 million were outstanding and surety bonds totaling $672.0 million were outstanding, which will expire on various dates through 2007. In addition, at March 31, 2002, the Company had $135.2 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2001.

Our Business

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 145 collection companies in 22 states. We also own or operate 90 transfer stations and 54 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

    The following table reflects our total revenue by source for the three months ended March 31, 2002 and 2001 (in millions):


                                                     Three Months Ended
                                                            March 31,
                                      ---------------------------------------------------
                                               2002                           2001
                                      ----------------------         --------------------
Collection:
  Residential ...................     $124.6           22.5%         $113.1         21.1%
  Commercial ....................      171.1           31.0           168.6         31.5
  Industrial ....................      117.9           21.4           122.4         22.9
  Other .........................       12.1            2.2            11.3          2.1
                                      ------          -----          ------        -----
          Total collection ......      425.7           77.1           415.4         77.6

Transfer and disposal ...........      187.1                          175.2
Less: Intercompany ..............      (97.3)                         (93.5)
                                      ------                          -----
  Transfer and disposal, net.....       89.8           16.3            81.7         15.3

Other ...........................       36.4            6.6            38.3          7.1
                                      ------          -----          ------        -----
          Total revenue .........     $551.9          100.0%         $535.4        100.0%
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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended March 31, 2002 and 2001, approximately 53% and 52%, respectively, of the total volume of waste we collected was disposed of at our landfills.

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

Business Combinations

    We make decisions to acquire or invest in businesses based on financial and strategic considerations. We use the purchase method of accounting to account for business acquisitions.

    We acquired various solid waste businesses during the three months ended March 31, 2002 and 2001. The aggregate purchase price we paid in these transactions was $4.2 million and $7.4 million in cash, respectively.

    During the three months ended March 31, 2001, $20.2 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    See Note 4, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

    Net income was $54.9 million for the three months ended March 31, 2002, or $.32 per share, as compared to $49.6 million, or $.29 per share, for the three months ended March 31, 2001.

    In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, net income for the three months ended March 31, 2001 would have been $55.6 million, or $.32 per share.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2002 and 2001:


                                                                     Three Months Ended
                                                                           March  31,
                                                        -----------------------------------------------
                                                                2002                        2001
                                                        -------------------        --------------------
Revenue ......................................          $551.9        100.0%       $535.4        100.0%
Expenses:
  Cost of operations .........................           342.0         62.0         329.7         61.6
  Depreciation, amortization and
    depletion of property and equipment ......            42.1          7.6          39.3          7.3
  Amortization of intangible assets ..........             2.3           .4          11.0          2.1
  Selling, general and administrative expenses            58.6         10.6          56.5         10.5
                                                        ------        -----        ------        -----
Operating income .............................          $106.9         19.4%       $ 98.9         18.5%
                                                        ======        =====        ======        =====


    Revenue was $551.9 million and $535.4 million for the three months ended March 31, 2002 and 2001, respectively, an increase of 3.1%. The following table reflects the components of our revenue growth for the three months ended March 31, 2002 and 2001:

                                                             Three Months
                                                            Ended March 31,
                                                          ------------------
                                                          2002          2001
                                                          ----          ----
Price ................................................    1.0%          1.4%
Volume ...............................................     --           2.1
                                                          ---           ---
          Total internal growth ......................    1.0           3.5
Acquisitions .........................................    2.1           3.3
                                                          ---           ---
          Total revenue growth .......................    3.1%          6.8%
                                                          ===           ===

Price growth for the three months ended March 31, 2002 was impacted by declining commodity prices. Excluding the negative effect of commodity prices, price growth was 1.3%. In addition, non-core operations increased volume growth during the three months ended March 31, 2002. Excluding the positive impact of non-core operations, volume growth was (.4%) for the three months ended March 31, 2002. As such, adjusted internal growth for the three months ended March 31, 2002 was .9%.

    Price growth for the three months ended March 31, 2001 was impacted by declining commodity prices. Excluding the negative effect of commodity prices, price growth and adjusted internal growth were 2.2% and 4.3%, respectively, for the three months ended March 31, 2001.

    Cost of operations was $342.0 million for the three months ended March 31, 2002 versus $329.7 million for the comparable 2001 period. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 62.0% for the three months ended March 31, 2002 versus 61.6% for the comparable 2001 period. The increase in cost of operations as a percentage of revenue for the three months ended March 31, 2002 versus the comparable period last year is primarily a result of higher insurance costs and lower commodity prices partially offset by lower fuel prices and improved operating efficiencies.

    Expenses for depreciation, amortization and depletion of property and equipment were $42.1 million for the three months ended March 31, 2002 versus $39.3 million for the comparable 2001 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 7.6% for the three months ended March 31, 2002 versus 7.3% for the comparable 2001 period. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $2.3 million for the three months ended March 31, 2002 versus $11.0 million for the comparable 2001 period. Amortization of intangible assets as a percentage of revenue was .4% for the three months ended March 31, 2002 versus 2.1% for the comparable 2001 period. The decrease in such expenses in aggregate dollars and as a percentage of revenue versus the comparable period last year is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, amortization of intangible assets for the three months ended March 31, 2001 would have been $1.4 million.

    Selling, general and administrative expenses were $58.6 million for the three months ended March 31, 2002 versus $56.5 million for the comparable 2001 period. Selling, general and administrative expenses as a percentage of revenue were 10.6% for the three months ended March 31, 2002 versus 10.5% for the comparable 2001 period. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable period last year is primarily due to the addition of area and regional management during 2001 and various training and systems initiatives during 2002 and 2001.

Interest Expense

    Interest expense relates primarily to borrowings under our unsecured notes, revolving credit facility and tax-exempt bonds. Interest expense was $19.2 million for the three months ended March 31, 2002 versus $20.9 million for the comparable 2001 period. The decrease in interest expense in aggregate dollars is due to lower average interest rates partially offset by higher average outstanding debt balances.

    Capitalized interest was $.4 million for the three months ended March 31, 2002 versus $.3 million for the comparable 2001 period.

Interest and Other Income (Expense), Net

    Interest and other income, net of other expense, was $.8 million for the three months ended March 31, 2002 versus $2.0 million for the comparable 2001 period.

Income Taxes

    The provision for income taxes was $33.6 million for the three months ended March 31, 2002 versus $30.4 million for the comparable 2001 period. The effective income tax rate was 38.0% for the three months ended March 31, 2002 and 2001. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

  Available Airspace

    The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2002:


                                    Balance as of                                                Changes in   Balance as of
                                     December 31,    Expansions    Permits         Airspace      Engineering     March 31,
                                        2001         Undertaken    Granted         Consumed       Estimates        2002
                                    -------------    ----------    -------         --------      -----------  -------------
Permitted airspace:
  Cubic yards (in millions).......     1,329.0            .8         3.9             (7.6)          13.1          1,339.2
  Number of sites ................          54                                         --             --               54
Expansion airspace:
  Cubic yards (in millions).......       359.6          48.0        (3.9)              --           (2.1)           401.6
  Number of sites ................          20             2          --                                               22
                                       -------          ----         ---             ----           ----          -------
Total available airspace:
  Cubic yards (in millions).......     1,688.6          48.8          --             (7.6)          11.0          1,740.8
                                       =======          ====         ===             ====           ====          =======
  Number of sites ................          54                                                                         54
                                       =======                                                                    =======


    As of March 31, 2002, we owned or operated 54 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of March 31, 2002, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

    As of March 31, 2002, 22 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 22 landfills have an estimated remaining average site life of 34 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 34 years.

    As of March 31, 2002, seven of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of March 31, 2002, seven of our 22 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining eight landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

    We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

  Closure and Post-Closure Costs

    The following table reflects our closure and post-closure expense per cubic yard of airspace consumed for the three months ended March 31, 2002 and 2001:


                                           Three Months Ended
                                                 March 31,
                                          ----------------------
                                            2002          2001
                                          -------        -------
Closure and post-closure expense
   (in millions) ...............          $   5.5        $   4.7
Cubic yards of airspace consumed
   (in millions) ...............              7.6            7.5
Closure and post-closure expense
  per cubic yard ...............          $   .72        $   .63

     The increase in closure and post-closure expense per cubic yard from 2001 to 2002 is due primarily to the addition of two landfills during the second quarter of 2001 that have higher costs per cubic yard than the Company's average.

    As of March 31, 2002, accrued closure and post-closure costs were $243.8 million. The current portion of these costs of $20.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $222.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued environmental and landfill costs. As of March 31, 2002, assuming that all available landfill capacity is used, we expect to expense approximately $554.0 million of additional closure and post-closure costs over the remaining lives of our facilities.

    Our estimates for closure and post-closure costs do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  Investment in Landfills

    The following table reflects changes in our investments in landfills for the three months ended March 31, 2002 and the future expected investment as of March 31, 2002 (in millions):




                                           Balance                 Transfers     Additions     Balance
                                            as of                    and          Charged       as of       Expected       Total
                                           December      Capital    Adjust-         to          March        Future      Expected
                                           31, 2001     Additions    ments        Expense      31, 2002    Investment   Investment
                                           -------      ---------  ---------     --------      --------    ----------   ----------
Non-depletable landfill land.....          $  50.5        $ .8      $   --        $    --      $  51.3      $     --     $   51.3
Landfill development costs.......            958.8         2.5        (1.3)            --        960.0       1,181.7      2,141.7
Construction in
   progress-- landfill...........             17.6         4.0        (5.1)            --         16.5            --         16.5
Accumulated depletion
   and amortization..............           (237.0)         --          .5          (14.1)      (250.6)           --       (250.6)
                                           -------        ----      ------        -------      -------      --------     --------
Net investment in
   landfill and land
   development costs.............          $ 789.9        $7.3      $ (5.9)       $ (14.1)     $ 777.2      $1,181.7     $1,958.9
                                           =======        ====      ======        =======      =======      ========     ========


     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion and amortization expense for the three months ended March 31, 2002 and 2001:

                                                                     2002            2001
                                                                   ---------       ---------
    Number of landfills owned or operated....................             54              53
    Net investment, excluding non-depletable land
      (in millions)..........................................      $   725.9       $   744.0
    Total estimated available disposal capacity
      (in millions of cubic yards)...........................        1,740.8         1,732.0
    Net investment per cubic yard............................      $     .42       $     .43
    Landfill depletion and amortization expense
      (in millions)..........................................      $    14.1       $    14.1
    Airspace consumed (in millions of cubic yards)...........            7.6             7.5
    Depletion and amortization per cubic yard of
    airspace consumed........................................      $    1.86       $    1.88


    As of March 31, 2002, we expect to spend an estimated additional $1.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.10 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

    We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2002 and 2001, respectively.

Financial Condition

    At March 31, 2002, we had $135.2 million of restricted cash, of which $110.2 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At March 31, 2002, we had $283.2 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

    In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility expires in July 2002 and the remaining $500.0 million expires in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. As of March 31, 2002, we had $438.2 million available under the credit facility.

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

      In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of March 31, 2002, $76.3 million was outstanding under this facility.

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

SELECTED BALANCE SHEET ACCOUNTS

    The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the three months ended March 31, 2002 (in millions):


                                                  Allowance for        Closure and                             Amounts Due to
                                                Doubtful Accounts      Post-Closure         Self-Insurance     Former Owners
                                                -----------------      ------------         --------------     -------------
Balance, December 31, 2001.................          $ 19.0              $ 239.5                $ 57.6             $ 6.0
Additions charged to expense...............             3.5                  5.5                  30.0                --
Additions due to acquisitions, net
  of divestitures..........................              --                   --                    --                --
Usage......................................            (3.3)                (1.2)                (26.4)              (.2)
                                                     ------              -------                ------             -----
Balance, March 31, 2002....................            19.2                243.8                  61.2               5.8
Current portion............................            19.2                 20.9                  42.0               5.8
                                                     ------              -------                ------             -----
Long-term portion..........................          $   --              $ 222.9                $ 19.2             $  --
                                                     ======              =======                ======             =====


    Additions to accrued liabilities related to acquisitions are periodically reviewed during the year subsequent to the acquisition. During such reviews, accrued liabilities, which are considered to be in excess of amounts required for a specific acquisition, are reversed and charged against goodwill (cost in excess of net fair value of assets acquired).

    As of March 31, 2002, accounts receivable were $224.0 million, net of allowance for doubtful accounts of $19.2 million, resulting in days sales outstanding of 37, or 24 days net of deferred revenue.

  Property and Equipment

    The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2002 (in millions):


                                                              Gross Property and Equipment
                                         -------------------------------------------------------------------------
                                                                                Acquisi-    Trans-
                                            Balance                              tions       fers         Balance
                                             as of                              Net of       and           as of
                                          December 31,   Capital     Retire-    Divesti-    Adjust-       March 31,
                                           31, 2001     Additions     ments      tures       ments          2002
                                         -------------  ---------    -------    --------    -------       --------
Other land.........................        $   94.3      $  2.8       $  --      $  --       $  1.2       $   98.3
Non-depletable landfill land.......            50.5          .8          --         --           --           51.3
Landfill development costs.........           958.8         2.5          --         --         (1.3)         960.0
Vehicles and equipment.............         1,153.2        23.2        (7.4)       1.0          6.3        1,176.3
Buildings and improvements.........           256.4         1.7        (0.1)      (1.8)        12.2          268.4
Construction in progress--
   landfill........................            17.6         4.0          --         --         (5.1)          16.5
Construction in
  progress -- other................            23.5         2.6          --         --        (15.7)          10.4
                                           --------      ------       -----      -----       ------       --------
         Total.....................        $2,554.3      $ 37.6       $(7.5)     $ (.8)      $ (2.4)      $2,581.2
                                           ========      ======       =====      =====       ======       ========


                                                  Accumulated Depreciation, Amortization and Depletion
                                         -------------------------------------------------------------------------
                                                                                            Trans-
                                            Balance                                          fers         Balance
                                             as of                                           and           as of
                                          December 31,   Capital     Retire-    Divesti-    Adjust-       March 31,
                                           31, 2001     Additions     ments      tures       ments          2002
                                          ------------  ---------    -------    --------    -------       --------
Landfill development costs.........        $(237.0)      $(14.1)      $  --      $  --       $   .5       $ (250.6)
Vehicles and equipment.............         (495.7)       (25.8)        3.7         .8          1.5         (515.5)
 Buildings and improvements........          (46.7)        (2.2)         .1         .1           .4          (48.3)
                                           --------      ------       -----      -----       ------       --------
         Total.....................        $(779.4)      $(42.1)      $ 3.8      $  .9       $  2.4       $ (814.4)
                                           ========      ======       =====      =====       ======       ========


LIQUIDITY AND CAPITAL RESOURCES

    The major components of changes in cash flows for the three months ended March 31, 2002 and 2001 are discussed below.

    CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $134.6 million and $86.2 million for the three months ended March 31, 2002 and 2001, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

    CASH FLOWS USED IN INVESTING ACTIVITIES. Cash used in investing activities consists primarily of cash used for capital additions and business acquisitions in 2002 and 2001, and amounts due and contingent payments to former owners in 2001. Cash used to acquire businesses, net of cash acquired, was $4.2 million and $7.4 million during the three months ended March 31, 2002 and 2001, respectively.

    We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

    CASH FLOWS USED IN FINANCING ACTIVITIES. Cash used in financing activities for the three months ended March 31, 2002 and 2001 was $76.1 million and $18.8 million, respectively.

    In 2000, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. In October 2001, we announced that our Board of Directors authorized the repurchase of up to an additional $125.0 million of our common stock. As of March 31, 2002, we had repurchased 11.9 million shares of our stock for $196.6 million, of which 2.7 million shares were acquired during the three months ended March 31, 2002 for $46.5 million. We intend to finance share repurchases from cash on hand, cash flow from operations, our revolving credit facility and other financings.

    In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At March 31, 2002, $76.3 million was outstanding under this facility.

    We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

    We have received investment grade ratings from several credit rating agencies. As of March 31, 2002, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

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

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, labor and fuel rates, and inflationary and general and economic trends turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as: competition and demand for services in the solid waste industry; general economic conditions including but not limited to inflation, changes in fuel, labor and other variable costs and changes in commodity prices, which are generally not within our control; our ability to maintain our investment grade rating and to generate sufficient cash flow; our dependence on acquisitions for growth; our ability to manage growth; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; our dependence on key personnel; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to extend the maturity of our short-term credit facility; our ability to purchase our common stock at prices that are accretive to earnings per share; the outcome of the IRS audit; and other risk factors and more detailed information contained in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market sensitive financial instruments consist primarily of variable rate debt. Therefore, our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt as well as interest rate swap agreements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        10.1 - Employment Agreement dated May 14, 2001 by and between Michael Cordesman, who became an executive officer in March 2002, and the Company (filed herewith).

(b) Reports on Form 8-K:

    (1) Form 8-K, dated and filed January 30, 2002, including a press release announcing the Company's operating results for the three and twelve months ended December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REPUBLIC SERVICES, INC.




                                       By: /s/ Tod C. Holmes
                                           -------------------------------------
                                           Tod C. Holmes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




                                       By: /s/ Charles F. Serianni
                                           -------------------------------------
                                           Charles F. Serianni
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)

Date: May 13, 2002