Form 10-Q
period 2002-06-30
REPUBLIC SERVICES INC
filed 2002-08-09
CIK 1060391

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On August 7, 2002, the registrant had outstanding 163,614,517 shares of Common Stock, par value $.01 per share.


================================================================================

                             REPUBLIC SERVICES, INC.

                                      INDEX


                                                                                                    Page
                                                                                                    ----


                                          PART I. FINANCIAL INFORMATION

       ITEM 1.         Financial Statements

                       Condensed Consolidated Balance Sheets as of June 30,
                         2002 (Unaudited) and December 31, 2001......................                    3

                       Unaudited Condensed Consolidated Statements of Operations
                         for the Three and Six Months Ended June 30, 2002 and 2001...                    4

                       Unaudited Condensed Consolidated Statement of Stockholders'
                         Equity and Comprehensive Income for the Six Months
                         Ended June 30, 2002.........................................                    5

                       Unaudited Condensed Consolidated Statements of Cash Flows
                         for the Six Months Ended June 30, 2002 and 2001.............                    6

                       Notes to Unaudited Condensed Consolidated Financial
                         Statements..................................................                    7

       ITEM 2.         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...................................                   17

       ITEM 3.         Quantitative and Qualitative Disclosures about Market
                         Risk........................................................                   26


                                           PART II. OTHER INFORMATION


       ITEM 4.         Submission of Matters to a Vote of Security Holders...........                  27

       ITEM 6.         Exhibits and Reports on Form 8-K..............................                  27



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             REPUBLIC SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                         June 30,          December 31,
                                                                           2002              2001
                                                                       -----------         -----------
                                                                       (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................          $    110.4         $     16.1
  Accounts receivable, less allowance for doubtful accounts
     of $19.8 and $19.0, respectively ........................               246.0              232.9
  Prepaid expenses and other current assets ..................                75.7               75.8
                                                                        ----------         ----------
            Total Current Assets .............................               432.1              324.8
RESTRICTED CASH ..............................................               147.5              142.3
PROPERTY AND EQUIPMENT, NET ..................................             1,781.8            1,774.9
INTANGIBLE ASSETS, NET .......................................             1,553.4            1,551.6
OTHER ASSETS .................................................                69.4               62.7
                                                                        ----------         ----------
                                                                        $  3,984.2         $  3,856.3
                                                                        ==========         ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................          $     76.2         $     90.2
  Accrued liabilities ........................................               134.7              111.3
  Amounts due to former owners ...............................                 3.4                6.0
  Deferred revenue ...........................................                78.6               72.8
  Notes payable and current maturities of long-term debt .....                 3.5               33.6
  Other current liabilities ..................................               116.0               72.5
                                                                        ----------         ----------
            Total Current Liabilities ........................               412.4              386.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES ....................             1,361.7            1,334.1
ACCRUED ENVIRONMENTAL AND LANDFILL COSTS .....................               231.7              219.4
DEFERRED INCOME TAXES ........................................               140.6              118.7
OTHER LIABILITIES ............................................                45.1               41.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued ..........................                --                 --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 179,549,894 and 178,858,274 issued, including
     shares held in treasury, respectively ...................                 1.8                1.8
  Additional paid-in capital .................................             1,276.9            1,264.7
  Retained earnings ..........................................               757.0              641.1
  Treasury stock, at cost (14,215,700 and 9,213,600 shares,
     respectively) ...........................................              (242.8)            (150.1)
  Accumulated other comprehensive loss, net of tax ...........                 (.2)              (1.6)
                                                                        ----------         ----------
            Total Stockholders' Equity .......................             1,792.7            1,755.9
                                                                        ----------         ----------
                                                                        $  3,984.2         $  3,856.3
                                                                        ==========         ==========



        The accompanying notes are an integral part of these statements.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                    ---------------------------         -------------------------------
                                                       2002             2001                2002                2001
                                                    ---------         ---------         -----------         -----------
REVENUE ..................................          $   598.2         $   576.0         $   1,150.1         $   1,111.4
EXPENSES:
  Cost of operations .....................              371.5             354.5               713.5               684.2
  Depreciation, amortization and depletion               49.4              53.9                93.8               104.2
  Selling, general and administrative ....               61.0              55.8               119.6               112.3
                                                    ---------         ---------         -----------         -----------
OPERATING INCOME .........................              116.3             111.8               223.2               210.7
INTEREST EXPENSE .........................              (19.2)            (19.6)              (38.4)              (40.5)
INTEREST INCOME ..........................                1.0                .8                 1.7                 1.5
OTHER INCOME (EXPENSE), NET ..............                 .3                .7                  .4                 2.0
                                                    ---------         ---------         -----------         -----------
INCOME BEFORE INCOME TAXES ...............               98.4              93.7               186.9               173.7
PROVISION FOR INCOME TAXES ...............               37.4              35.6                71.0                66.0
                                                    ---------         ---------         -----------         -----------
NET INCOME ...............................          $    61.0         $    58.1         $     115.9         $     107.7
                                                    =========         =========         ===========         ===========
BASIC AND DILUTED EARNINGS PER SHARE .....          $     .36         $     .34         $       .69         $       .63
                                                    =========         =========         ===========         ===========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........              167.5             171.4               168.3               171.6
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

                             REPUBLIC SERVICES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (in millions)

                                                                                                            Accumu-
                                                                                                             lated
                                                        Common Stock                                         Other      Compre-
                                                       ---------------   Additional                          Compre-    hensive
                                                       Shares,    Par     Paid-in     Retained   Treasury    hensive   Income for
                                                        Net      Value    Capital     Earnings     Stock      Loss     the Period
                                                      --------  ------  -----------   --------   --------    -------   ----------
BALANCE AT DECEMBER 31, 2001 ..................        169.6    $  1.8   $  1,264.7   $  641.1   $ (150.1)   $  (1.6)
 Net income ...................................           --        --           --      115.9         --         --    $  115.9
 Issuance of common stock .....................           .7        --         12.2         --         --         --
 Purchase of common stock for treasury ........         (5.0)       --           --         --      (92.7)        --
 Change in value of derivative instruments, net
  of tax ......................................           --        --           --         --         --        1.4         1.4
                                                    --------    ------   ----------   --------   --------    -------    --------
BALANCE AT JUNE 30, 2002 ......................        165.3    $  1.8   $  1,276.9   $  757.0   $ (242.8)   $   (.2)   $  117.3
                                                    ========    ======   ==========   ========   ========    =======    ========


         The accompanying notes are an integral part of this statement.

                             REPUBLIC SERVICES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                        Six Months Ended
                                                                             June 30,
                                                                     -------------------------
                                                                       2002             2001
                                                                     --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income ..............................................          $  115.9         $  107.7
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and depletion of property
       and equipment ......................................              90.2             81.8
     Amortization of intangible and other assets ..........               3.6             22.4
     Deferred tax provision ...............................              21.4             14.9
     Provision for doubtful accounts ......................               6.9              7.8
     Other non-cash charges ...............................                --               .4
     Changes in assets and liabilities, net of effects from
        business acquisitions:
       Accounts receivable ................................             (19.9)           (20.8)
       Prepaid expenses and other assets ..................                .6              6.8
       Accounts payable and accrued liabilities ...........               4.8            (33.7)
       Other liabilities ..................................              63.5             36.5
                                                                     --------         --------
                                                                        287.0            223.8
                                                                     --------         --------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .....................            (105.2)          (115.7)
  Proceeds from sale of property and equipment ............               8.2              4.8
  Cash used in business acquisitions, net of cash
     acquired .............................................              (5.5)          (261.1)
  Cash proceeds from business dispositions ................               5.0              4.8
  Amounts due and contingent payments to former owners ....              (2.3)           (29.2)
  Restricted cash .........................................              (5.2)            54.1
                                                                     --------         --------
                                                                       (105.0)          (342.3)
                                                                     --------         --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ..........              25.2             36.0
  Payments of notes payable and long-term debt ............              (1.2)            (5.0)
  Net (payments on) proceeds from revolving credit facility             (30.0)           130.0
  Issuance of common stock ................................              11.0             11.9
  Purchases of common stock for treasury ..................             (92.7)           (47.3)
                                                                     --------         --------
                                                                        (87.7)           125.6
                                                                     --------         --------
INCREASE  IN CASH AND CASH EQUIVALENTS ....................              94.3              7.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........              16.1              2.0
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................          $  110.4         $    9.1
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

    During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown. Approximately $1.0 million of this charge related to ongoing future lease commitments and other obligations associated with planned divestitures. As of June 30, 2002, the Company was still in the process of divesting and closing certain core and non-core operations pursuant to the plan adopted by management during the fourth quarter of 2001. Management believes that the estimated charges recorded during the fourth quarter of 2001 related to its planned divestitures and closings are still appropriate.

    During the three and six months ended June 30, 2002, the Company recorded unrealized gains of $.3 million ($.2 million, net of tax) and $2.5 million ($1.5 million, net of tax), respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. (For further information, see Note 10, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.4 million, net of tax, was recorded to other comprehensive income (loss) during the six months ended June 30, 2002. The Company had no other components of other comprehensive income (loss) for the periods presented.

    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002.

    The following table summarizes the adjustments to net income and earnings per share as if SFAS 142 were adopted on January 1, 2001:


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                       --------------------        ----------------------
                                                        2002          2001          2002           2001
                                                       ------        ------        -------        -------
Reported net income .........................          $ 61.0        $ 58.1        $ 115.9        $ 107.7
Goodwill amortization, net of tax ...........              --           6.1             --           12.1
                                                       ------        ------        -------        -------
Adjusted net income .........................          $ 61.0        $ 64.2        $ 115.9        $ 119.8
                                                       ======        ======        =======        =======

Reported basic and diluted earnings per share          $  .36        $  .34        $   .69        $   .63
Goodwill amortization, net of tax ...........              --           .04             --            .07
                                                       ------        ------        -------        -------
Adjusted basic and diluted earnings per share          $  .36        $  .38        $   .69        $   .70
                                                       ======        ======        =======        =======


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

TOTAL AVAILABLE DISPOSAL CAPACITY

    As of June 30, 2002, the Company owned or operated 54 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace which is likely to be permitted.

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

CLOSURE AND POST-CLOSURE COSTS

    Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $12.2 million and $10.1 million during the six months ended June 30, 2002 and 2001, respectively.

    A number of the Company's landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of June 30, 2002, assuming that all available landfill capacity is used, the Company expects to expense approximately $539.6 million of such costs over the remaining lives of these facilities.

ENVIRONMENTAL COSTS

    In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2002 and 2001.

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

    Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $1.0 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

    A summary of property and equipment is as follows:


                                                                 June 30,         December 31,
                                                                   2002               2001
                                                                ----------        ------------
         Other land ..................................          $     94.6         $     94.3
         Non-depletable landfill land ................                52.2               50.5
         Landfill development costs ..................               977.1              958.8
         Vehicles and equipment ......................             1,226.7            1,153.2
         Buildings and improvements ..................               265.2              256.4
         Construction-in-progress-landfill ...........                23.8               17.6
         Construction-in-progress-other ..............                 2.2               23.5
                                                                ----------         ----------
                                                                   2,641.8            2,554.3
                                                                ----------         ----------

         Less: Accumulated depreciation, depletion and
           amortization--
           Landfill development costs ................              (268.3)            (237.0)
           Vehicles and equipment ....................              (540.7)            (495.7)
           Building and improvements .................               (51.0)             (46.7)
                                                                ----------         ----------
                                                                    (860.0)            (779.4)
                                                                ----------         ----------
         Property and equipment, net .................          $  1,781.8         $  1,774.9
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

4. BUSINESS COMBINATIONS

    The Company uses the purchase method of accounting to account for business acquisitions. The Company acquired various solid waste businesses during the six months ended June 30, 2002 and 2001. The aggregate purchase price paid by the Company in these transactions was $5.5 million and $266.4 million in cash, respectively.

    During the six months ended June 30, 2001, $65.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

    The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:


                                                                        Six Months
                                                                       Ended June 30,
                                                                    -------------------
                                                                    2002          2001
                                                                    ----         ------
         Property and equipment ..........................          $1.0         $100.0
         Cost in excess of net assets acquired ...........           7.6          190.4
         Restricted cash .................................            --           61.9
         Debt assumed ....................................            --          (28.1)
         Other liabilities ...............................            --          (58.7)
         Working capital deficit .........................          (3.1)          (4.4)
                                                                    ----         ------
           Cash used in acquisitions, net of cash acquired          $5.5         $261.1
                                                                    ====         ======

5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired ("goodwill") and other intangible assets. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

    The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the six months ended June 30, 2002:



                                             Gross Intangible Assets
                                    ---------------------------------------------
                                     Goodwill           Other            Total
                                    ----------         -------         ----------
Balance, December 31, 2001          $  1,669.6         $  49.2         $  1,718.8
  Acquisitions ...........                 7.6              --                7.6
  Other additions ........                  --              .6                 .6
  Divestitures ...........                (3.8)             --               (3.8)
  Retirements ............                  --            (4.6)              (4.6)
                                    ----------         -------         ----------
Balance, June 30, 2002 ...          $  1,673.4         $  45.2         $  1,718.6
                                    ==========         =======         ==========




                                             Accumulated Amortization
                                    ---------------------------------------------
                                     Goodwill           Other            Total
                                    ----------         -------         ----------
Balance, December 31, 2001          $   (147.1)        $ (20.1)        $   (167.2)
  Amortization expense ...                  --            (2.8)              (2.8)
  Divestitures ...........                  .2              --                 .2
  Retirements ............                  --             4.6                4.6
                                    ----------         -------         ----------
Balance, June 30, 2002 ...          $   (146.9)        $ (18.3)        $   (165.2)
                                    ==========         =======         ==========


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

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                                                              June 30,          December 31,
                                                                                                2002              2001
                                                                                              --------          ------------
     $225.0 million unsecured notes, net of unamortized discount of $.5 million, and including $3.2 million and ($.2) million adjustments to fair market value, respectively; interest payable  semi-annually in May and November at 6 5/8%;
       principal due  at maturity in 2004 ..........................................          $    227.7         $    224.3

     $375.0 million unsecured notes, net of unamortized discount of $.4 million and $.5 million; interest payable semi -annually in May and
       November at 7 1/8%; principal due at maturity in 2009 .......................               374.6              374.5

     $450.0 million unsecured notes, net of unamortized discount of $2.5 million and  $2.6 million; interest payable semi-annually in
       February and August at 6 3/4%; principal due at maturity in 2011 ............               447.5              447.4

     $750.0 million unsecured revolving credit facility; interest payable using
        LIBOR-based rates; $300.0 million matures July 2002 and $450.0 million
        matures 2003 ...............................................................                  --                 --

     Tax-exempt bonds and other tax-exempt financing; interest rates  that
       float based on prevailing market rates ......................................               307.6              283.2

     Other debt; unsecured and secured by real property,
       equipment and other assets ..................................................                 7.8               38.3
                                                                                              ----------         ----------
                                                                                                 1,365.2            1,367.7
     Less: Current portion .........................................................                (3.5)             (33.6)
                                                                                              ----------         ----------
                                                                                              $  1,361.7         $  1,334.1
                                                                                              ==========         ==========


    In February 2002, the Company reduced the short- and long-term portions of its revolving credit facility to $300.0 million and $450.0 million, respectively. As of June 30, 2002, the Company had $461.2 million of availability under its revolving credit facility. In July 2002, the Company renewed the short- and long-term portions of its revolving credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in July 2007.

    As of June 30, 2002, the Company had $147.5 million of restricted cash, of which $115.3 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company's performance.

    Interest expense paid was $38.4 million (net of $1.0 million of capitalized interest) and $48.8 million (net of $1.1 million of capitalized interest) for the six months ended June 30, 2002 and 2001, respectively. The Company's ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. During 2001, the Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value of $225.0 million and mature in 2004, coterminous with the Company's public notes that were sold in 1999. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6 5/8%. The Company has designated these agreements as hedges in changes in the fair value of the Company's fixed-rate debt and accounts for them in accordance with SFAS 133.

   As of June 30, 2002, interest rate swap agreements are reflected at fair market value of $3.2 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2002, the Company recorded net interest income of $1.3 million and $2.6 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

7. INCOME TAXES

    Income taxes have been provided for the six months ended June 30, 2002 and 2001 based upon the Company's anticipated annual effective income tax rate of 38.0%. Income taxes paid were $6.5 million and $17.8 million for the six months ended June 30, 2002 and 2001, respectively.

8. STOCK OPTIONS

    In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of common stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.

    In May 2002, the Company's stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of common stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of June 30, 2002, 9.3 million options remain available for future grants.

    A summary of stock option transactions for the six months ended June 30, 2002 is as follows:


                                                                       Weighted-Average
                                                            Shares      Exercise Price
                                                             ----      ----------------
         Options outstanding at beginning of year            12.4         $   16.22

         Granted ................................             2.2             17.40

         Exercised ..............................             (.7)            15.96

         Cancelled ..............................             (.1)            15.83
                                                             ----         ---------
         Options outstanding at June 30, 2002 ...            13.8         $   16.42
                                                             ====         =========
         Options exercisable at June 30, 2002 ...             8.1         $   17.03
                                                             ====         =========

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

    During 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. In October 2001, the Company announced that its Board of Directors authorized the repurchase of up to an additional $125.0 million of its common stock. As of June 30, 2002, the Company had repurchased 14,215,700 million shares of its stock for $242.8 million, of which 5,002,100 million shares were acquired during the six months ended June 30, 2002 for $92.7 million. In August 2002, the Company announced that its Board of Directors increased the share repurchase authorization previously announced in October 2001 from $125.0 million to $150.0 million.

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

    Earnings per share for the three and six months ended June 30, 2002 and 2001 is calculated as follows (in thousands, except per share data):


                                                                       Three Months                        Six Months
                                                                      Ended June 30,                      Ended June 30,
                                                                --------------------------          --------------------------
                                                                  2002              2001              2002             2001
                                                                --------          --------          --------          --------
         Numerator:
           Net income ................................          $ 61,000          $ 58,100          $115,900          $107,700
                                                                ========          ========          ========          ========
         Denominator:
           Denominator for basic earnings per share ..           165,976           170,259           167,035           170,723
           Effect of dilutive securities-- Options to
             purchase common stock ...................             1,542             1,177             1,249               891
                                                                --------          --------          --------          --------
            Denominator for diluted earnings per share           167,518           171,436           168,284           171,614
                                                                ========          ========          ========          ========
            Basic and diluted earnings per share .....          $    .36          $    .34          $    .69          $    .63
                                                                ========          ========          ========          ========
         Antidilutive securities not included in the
         diluted earnings per share calculation:
            Options to purchase common stock .........               203               248             1,404             5,108
            Weighted average exercise price ..........          $  23.89          $  23.04          $  19.26          $  18.00


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

    During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at June 30, 2002 was determined by third parties to be a loss of approximately $.3 million ($.2 million, net of tax). In accordance with SFAS 133, $1.4 million, representing the effective portion of the change in fair value for the six months ended June 30, 2002, net of tax, has been recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). The ineffective portion of the change in fair value was a gain of approximately $0 and $.1 million for the three and six months ended June 30, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Operations. Realized losses of $.2 million and $.8 million related to these option agreements are included in cost of operations in the Company's Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002, respectively.

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

    In December 1999, the Company entered into an operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2002, $73.7 million was outstanding under this facility. In July 2002, the Company retired this facility using its excess cash.

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

    The Company's liabilities for unpaid and incurred but not reported claims at June 30, 2002 were $64.1 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

OTHER MATTERS

    In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. At June 30, 2002, letters of credit totaling $288.8 million were outstanding and surety bonds totaling $535.8 million were outstanding, which will expire on various dates through 2007. In addition, at June 30, 2002, the Company had $147.5 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

OUR BUSINESS

    We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 146 collection companies in 22 states. We also own or operate 91 transfer stations and 54 solid waste landfills.

    We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

    The following table reflects our total revenue by source for the three and six months ended June 30, 2002 and 2001 (in millions):


                                           Three Months Ended June 30,                       Six Months Ended June 30,
                                   -------------------------------------------        ----------------------------------------
                                            2002                    2001                     2002                   2001
                                   -------------------     -------------------        -----------------      -----------------
Collection:
  Residential ................     $  130.5       21.8%    $  117.8       20.5%      $  255.1      22.2%    $  230.9      20.8%
  Commercial .................        174.6       29.2        172.2       29.9          345.7      30.1        340.8      30.7
  Industrial .................        128.3       21.4        132.0       22.9          246.2      21.4        254.4      22.9
  Other ......................         13.6        2.3         11.7        2.0           25.7       2.2         23.0       2.0
                                   --------      -----     --------      -----       --------     -----     --------     -----
          Total collection ...        447.0       74.7        433.7       75.3          872.7      75.9        849.1      76.4

Transfer and disposal ........        221.6                   200.7                     408.7                  375.9
Less: Intercompany ...........       (110.7)                 (104.7)                   (208.0)                (198.2)
                                   --------                --------                  --------               --------
  Transfer and disposal, net .        110.9       18.6         96.0       16.7          200.7      17.4        177.7      16.0

Other ........................         40.3        6.7         46.3        8.0           76.7       6.7         84.6       7.6
                                   --------      -----     --------      -----       --------     -----     --------     -----
          Total revenue ......     $  598.2      100.0%    $  576.0      100.0%      $1,150.1     100.0%    $1,111.4     100.0%
                                   ========      =====     ========      =====       ========     =====     ========     =====


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

    The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended June 30, 2002 and 2001, approximately 52% and 53%, respectively, of the total volume of waste we collected was disposed of at our landfills.

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

    We acquired various solid waste businesses during the six months ended June 30, 2002 and 2001. The aggregate purchase price we paid in these transactions was $5.5 million and $266.4 million in cash, respectively.

    During the six months ended June 30, 2001, $65.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace.

    See Note 4, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

    Net income was $61.0 million for the three months ended June 30, 2002, or $.36 per share, as compared to $58.1 million, or $.34 per share, for the three months ended June 30, 2001. Net income was $115.9 million for the six months ended June 30, 2002 or $.69 per share, as compared to $107.7 million, or $.63 per share, for the six months ended June 30, 2001.

    In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, net income for the three and six months ended June 30, 2001 would have been $64.2 million, or $.38 per share, and $119.8 million, or $.70 per share, respectively.

    The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2002 and 2001:


                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                              -------------------------------------   -----------------------------------------
                                                     2002                2001                 2002                 2001
                                              -----------------   -----------------   -------------------   -------------------
Revenue ..................................    $  598.2    100.0%  $  576.0    100.0%  $  1,150.1    100.0%  $  1,111.4    100.0%
Expenses:
  Cost of operations .....................       371.5     62.1      354.5     61.5        713.5     62.0        684.2     61.5
  Depreciation, amortization and depletion
   of property and equipment .............        48.1      8.1       42.5      7.5         90.2      7.9         81.8      7.4
  Amortization of intangible assets ......         1.3       .2       11.4      1.9          3.6       .3         22.4      2.0
  Selling, general and administrative
   expenses ..............................        61.0     10.2       55.8      9.7        119.6     10.4        112.3     10.1
                                              --------     ----   --------     ----   ----------     ----   ----------     ----
Operating income .........................    $  116.3     19.4%  $  111.8     19.4%  $    223.2     19.4%  $    210.7     19.0%
                                              ========     ====   ========     ====   ==========     ====   ==========     ====


    Revenue was $598.2 million and $576.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of 3.9%. Revenue was $1,150.1 and $1,111.4 million for the six months ended June 30, 2002 and 2001, respectively, an increase of 3.5%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2002 and 2001:


                                                        Three Months               Six Months
                                                       Ended June 30,            Ended June 30,
                                                    ------------------          -----------------
                                                    2002          2001          2002         2001
                                                    ----          ----          ----         ----
         Price .........................            1.7%           .4%          1.4%           .9%
         Volume ........................            1.3           4.0            .7           3.0
                                                    ---           ---           ---           ---
                   Total internal growth            3.0           4.4           2.1           3.9
         Acquisitions ..................             .9           3.6           1.4           3.5
                                                    ---           ---           ---           ---
                   Total revenue growth             3.9%          8.0%          3.5%          7.4%
                                                    ===           ===           ===           ===


    Price growth for the three and six months ended June 30, 2002 was impacted by an increase in commodity prices. Excluding the positive effect of commodity prices, price growth was 1.3% for the three and six months ended June 30, 2002. In addition, non-core operations increased volume growth during the six months ended June 30, 2002. Non-core operations did not impact volume growth during the three months ended June 30, 2002. Excluding the positive impact of non-core operations, volume growth was .5% for the six months ended June 30, 2002. As such, adjusted internal growth for the three and six months ended June 30, 2002 was 2.6% and 1.8%, respectively.

    Price growth for the three and six months ended June 30, 2001 was impacted by a decline in commodity prices. Excluding the negative effect of commodity prices, price growth was 2.0% and 2.1% for the three and six months ended June 30, 2001, respectively. In addition, non-core operations increased volume growth during three months ended June 30, 2001. Excluding the positive impact of non-core operations, volume growth was 3.0% and 2.5% for the three and six months ended June 30, 2001, respectively. As such, adjusted internal growth for the three and six months ended June 30, 2001 was 5.0% and 4.6%, respectively.

    Cost of operations was $371.5 and $713.5 million for the three and six months ended June 30, 2002 versus $354.5 and $684.2 million for the comparable 2001 periods. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 62.1% and 62.0% for the three and six months ended June 30, 2002 versus the 61.5% for the comparable 2001 periods. The increase in cost of operations as a percentage of revenue for the three and six months ended June 30, 2002 versus the comparable period last year is primarily a result of higher insurance costs and the economic slowdown partially offset by lower fuel prices and improved operating efficiencies.

    Expenses for depreciation, amortization and depletion of property and equipment were $48.1 and $90.2 million for the three and six months ended June 30, 2002 versus $42.5 and $81.8 million for the comparable 2001 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 8.1% and 7.9% for the three and six months ended June 30, 2002 versus 7.5% and 7.4% for the comparable 2001 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to acquisitions and capital expenditures.

    Expenses for amortization of intangible assets were $1.3 and $3.6 million for the three and six months ended June 30, 2002 versus $11.4 and $22.4 million for the comparable 2001 periods. Amortization of intangible assets as a percentage of revenue was .2% and .3% for the three and six months ended June 30, 2002 versus 1.9% and 2.0% for the comparable 2001 periods. The decrease in such expenses in aggregate dollars and as a percentage of revenue versus the comparable period last year is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, amortization of intangible assets for the three and six months ended June 30, 2001 would have been $1.4 and $2.8 million, respectively.

    Selling, general and administrative expenses were $61.0 and $119.6 million for the three and six months ended June 30, 2002 versus $55.8 and $112.3 million for the comparable 2001 periods. Selling, general and administrative expenses as a percentage of revenue were 10.2% and 10.4% for the three and six months ended June 30, 2002 versus 9.7% and 10.1% for the comparable 2001 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to the addition of area and regional management during 2001 and various training and systems initiatives during 2002 and 2001.

INTEREST EXPENSE

    Interest expense relates primarily to borrowings under our unsecured notes, revolving credit facility and tax-exempt bonds. Interest expense was $19.2 and $38.4 million for the three and six months ended June 30, 2002 versus $19.6 and $40.5 million for the comparable 2001 periods. The decrease in interest expense in aggregate dollars is due to lower average interest rates partially offset by higher average outstanding debt balances.

    Capitalized interest was $.6 and $1.0 million for the three and six months ended June 30, 2002 versus $.7 and $1.1 million for the comparable 2001 periods.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income, net of other expense, was $1.3 and $2.1 million for the three and six months ended June 30, 2002 versus $1.5 and $3.5 million for the comparable 2001 periods.

INCOME TAXES

    The provision for income taxes was $37.4 and $71.0 million for the three and six months ended June 30, 2002 versus $35.6 and $66.0 million for the comparable 2001 periods. The effective income tax rate was 38.0% for the three and six months ended June 30, 2002 and 2001. Income taxes have been provided based upon our anticipated annual effective tax rate.

LANDFILL AND ENVIRONMENTAL MATTERS

  AVAILABLE AIRSPACE

    The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2002:


                                  Balance as of                                      Changes in    Balance as of
                                   December 31,  Expansions   Permits     Airspace   Engineering     June 30,
                                      2001       Undertaken   Granted     Consumed    Estimates        2002
                                  -------------  ----------   -------     --------   -----------   -------------
Permitted airspace:
  Cubic yards (in millions)          1,329.0          .4         3.9        (16.5)        13.1         1,329.9
  Number of sites .........               54                                                                54
Expansion airspace:
  Cubic yards (in millions)            359.6        31.5        (3.9)          --         (2.1)          385.1
  Number of sites .........               20           2          --           --           --              22
                                     -------        ----       -----        -----         ----         -------
Total available airspace:
  Cubic yards (in millions)          1,688.6        31.9          --        (16.5)        11.0         1,715.0
                                     =======        ====       =====        =====         ====         =======
  Number of sites .........               54                                                                54
                                     =======                                                           =======


         As of June 30, 2002, we owned or operated 54 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of June 30, 2002, total available disposal capacity is estimated to be 1.3 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

         As of June 30, 2002, 22 of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these 22 landfills have an estimated remaining average site life of 32 years, including expansion airspace. The average estimated remaining life of all of our landfills is 33 years.

         As of June 30, 2002, seven of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of June 30, 2002, seven of our 22 landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining eight landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

         We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

  CLOSURE AND POST-CLOSURE COSTS

         The following table reflects our closure and post-closure expense per cubic yard of airspace consumed for the three and six months ended June 30, 2002 and 2001:



                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                              ---------------------     ---------------------
                                                2002         2001         2002         2001
                                              --------     --------     --------     --------
         Closure and post-closure expense
            (in millions) ...............     $    6.7     $    5.4     $   12.2     $   10.1
         Cubic yards of airspace consumed
            (in millions) ...............          8.9          8.4         16.5         15.9
         Closure and post-closure expense
           per cubic yard ...............     $    .75     $    .64     $    .74     $    .64

         The increase in closure and post-closure expense per cubic yard from 2001 to 2002 is due primarily to the addition of two landfills during the second quarter of 2001 that have higher costs per cubic yard than the Company's average.

         As of June 30, 2002, accrued closure and post-closure costs were $249.0 million. The current portion of these costs of $18.3 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $230.7 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued environmental and landfill costs. As of June 30, 2002, assuming that all available landfill capacity is used, we expect to expense approximately $539.6 million of additional closure and post-closure costs over the remaining lives of our facilities.

         Our estimates for closure and post-closure costs do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

INVESTMENT IN LANDFILLS

    The following table reflects changes in our investments in landfills for the six months ended June 30, 2002 and the future expected investment as of June 30, 2002 (in millions):


                                                  LANDFILLS
                         BALANCE AS                 ACQUIRED,    TRANSFERS    ADDITIONS   BALANCE AS      EXPECTED       TOTAL
                        OF DECEMBER     CAPITAL       NET OF       AND        CHARGED TO      OF           FUTURE       EXPECTED
                          31, 2001     ADDITIONS  DIVESTITURES  ADJUSTMENTS    EXPENSE    JUNE 30, 2002   INVESTMENT  INVESTMENT
                        ----------     ---------  ------------  -----------    -------    -------------   ----------  ----------
Non-depletable
  landfill land .....     $   50.5      $    2.0     $     --     $    (.3)     $     --      $   52.2      $     --     $   52.2
Landfill development
 costs ..............        958.8           8.9           .5          8.9            --         977.1       1,162.0      2,139.1
Construction in
 progress--landfill..         17.6          14.9           --         (8.7)           --          23.8            --         23.8
Accumulated depletion
 and amortization ...       (237.0)           --           --           .5         (31.8)       (268.3)           --       (268.3)
                          --------      --------     --------     --------      --------      --------      --------     --------
Net investment in
 landfill and land
 development costs..      $  789.9      $   25.8     $     .5     $     .4      $  (31.8)     $  784.8      $1,162.0     $1,946.8
                          ========      ========     ========     ========      ========      ========      ========     ========


         The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion and amortization expense for the six months ended June 30, 2002 and 2001:

                                                                2002          2001
                                                             ---------     ---------
         Number of landfills owned or operated .........            54            55
         Net investment, excluding non-depletable land
           (in millions) ...............................     $   732.6     $   786.7
         Total estimated available disposal capacity (in
           millions of cubic yards) ....................       1,715.0       1,801.0
         Net investment per cubic yard .................     $     .43     $     .44
         Landfill depletion and amortization expense (in
           millions) ...................................     $    31.8     $    30.3
         Airspace consumed (in millions of cubic yards)           16.5          15.9
         Depletion and amortization per cubic yard of
           airspace consumed ...........................     $    1.93     $    1.91

         As of June 30, 2002, we expect to spend an estimated additional $1.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.10 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

         We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

         At June 30, 2002, we had $147.5 million of restricted cash, of which $115.3 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At June 30, 2002, we had $307.6 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

         In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. As of June 30, 2002, we had $461.2 million available under the credit facility.

         In July 2002, we renewed the short- and long-term portions of our credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in July 2007.

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

         In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2002, $73.7 million was outstanding under this facility. In July 2002, we retired this facility using our excess cash.

         In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6 3/4% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. Proceeds from the notes were used to repay our revolving credit facility.

         In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, in September 2001 we entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have a total notional value of $225.0 million and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at a fixed rate of 6 5/8%. The swap agreements terminate in May 2004.

         We believe that we have sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

SELECTED BALANCE SHEET ACCOUNTS

         The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the six months ended June 30, 2002 (in millions):


                                             ALLOWANCE FOR       CLOSURE AND                         AMOUNTS DUE TO
                                           DOUBTFUL ACCOUNTS     POST-CLOSURE      SELF-INSURANCE     FORMER OWNERS
                                           -----------------     ------------      --------------     -------------
         Balance, December 31, 2001 ...            $ 19.0            $239.5             $ 57.6            $  6.0
         Additions charged to expense..               6.8              12.2               60.4                --
         Additions due to acquisitions,
           net of divestiture .........                --                --                 --               (.3)
         Usage ........................              (6.0)             (2.7)             (53.9)             (2.3)
                                                   ------            ------             ------            ------
         Balance, June 30, 2002 .......              19.8             249.0               64.1               3.4
         Current portion ..............              19.8              18.3               44.9               3.4
                                                   ------            ------             ------            ------
         Long-term portion ............            $   --            $230.7             $ 19.2            $   --
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

    As of June 30, 2002, accounts receivable were $246.0 million, net of allowance for doubtful accounts of $19.8 million, resulting in days sales outstanding of 37, or 25 days net of deferred revenue.

  PROPERTY AND EQUIPMENT

    The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2002 (in millions):

                                                                     GROSS PROPERTY AND EQUIPMENT
                                          ----------------------------------------------------------------------------
                                       BALANCE AS OF                           ACQUISITIONS,                  BALANCE
                                        DECEMBER 31,    CAPITAL                    NET OF    TRANSFERS AND    AS OF
                                            2001       ADDITIONS  RETIREMENTS   DIVESTITURE    ADJUSTMENTS    JUNE 30,
                                          --------     --------     --------      --------      --------      --------


         Other land .................     $   94.3     $    3.5     $   (2.0)     $    (.5)     $    (.7)     $   94.6
         Non-depletable landfill
           land .....................         50.5          2.0           --            --           (.3)         52.2

         Landfill development costs .        958.8          9.0           --            .4           8.9         977.1
         Vehicles and equipment .....      1,153.2         68.6        (12.2)          1.7          15.4       1,226.7
         Buildings and improvements .        256.4          3.7         (1.4)         (1.8)          8.3         265.2
         Construction in progress--
            landfill ................         17.6         14.9           --            --          (8.7)         23.8
         Construction in
           progress-- other .........         23.5          3.5           --            --         (24.8)          2.2
                                          --------     --------     --------      --------      --------      --------
                  Total .............     $2,554.3     $  105.2     $  (15.6)     $    (.2)     $   (1.9)     $2,641.8
                                          ========     ========     ========      ========      ========      ========




                                                      ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                    --------------------------------------------------------------------------------------
                                                     ADDITIONS
                                    BALANCE AS OF     CHARGED                                                     BALANCE
                                      DECEMBER 31,       TO                                      TRANSFERS AND      AS OF
                                         2001          EXPENSE     RETIREMENT      DIVESTITURES   ADJUSTMENTS     JUNE 30,
                                    --------------     -------     ----------      ------------   -----------     --------
         Landfill development costs      $(237.0)       $(31.8)        $   --        $   --        $   .5        $(268.3)
         Vehicles and equipment ....      (495.7)        (53.8)           6.6            .8           1.4         (540.7)
          Buildings and improvements       (46.7)         (4.6)            .3            --            --          (51.0)
                                         -------        ------         ------        ------        ------        -------
                  Total ............     $(779.4)       $(90.2)        $  6.9        $   .8        $  1.9        $(860.0)
                                         =======        ======         ======        ======        ======        =======



LIQUIDITY AND CAPITAL RESOURCES

         The major components of changes in cash flows for the six months ended June 30, 2002 and 2001 are discussed below.

         CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $287.0 million and $223.8 million for the six months ended June 30, 2002 and 2001, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

         CASH FLOWS USED IN INVESTING ACTIVITIES. Cash used in investing activities consists primarily of cash used for capital additions and business acquisitions in 2002 and 2001, and amounts due and contingent payments to former owners in 2001. Cash used to acquire businesses, net of cash acquired, was $5.5 million and $261.1 million during the six months ended June 30, 2002 and 2001, respectively.

         We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

         CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash provided by (used in) financing activities for the six months ended June 30, 2002 and 2001 was $(87.7) million and $125.6 million, respectively.

         In 2000, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. In October 2001, we announced that our Board of Directors authorized the repurchase of up to an additional $125.0 million of our common stock. As of June 30, 2002, we had repurchased 14,215,700 million shares of our stock for $242.8 million, of which 5,002,100 million shares were acquired during the six months ended June 30, 2002 for $92.7 million. In August 2002, we announced that our Board of Directors increased the share repurchase authorization previously announced in October 2001 from $125.0 million to $150.0 million. We intend to finance share repurchases from cash on hand, cash flow from operations, our revolving credit facility and other financings.

         In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. At June 30, 2002, $73.7 million was outstanding under this facility. In July 2002, we retired this facility using our excess cash.

         We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

         We have received investment grade ratings from several credit rating agencies. As of June 30, 2002, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

         As of June 30, 2002, we are in compliance with all financial and other covenants associated with our credit facilities.

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

         In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes certain aspects of financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do no expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2002, we held our annual stockholders meeting. The holders of 153,203,022 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders took the following actions:

         Our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:


           DIRECTOR NOMINEE                      VOTES CAST FOR                       VOTES WITHHELD
           ----------------                      --------------                       --------------
           H. Wayne Huizenga                       150,779,519                          2,423,503
           Harris W. Hudson                        150,832,548                          2,370,474
           James E. O'Connor                       151,117,556                          2,085,466
           John W. Croghan                         151,385,603                          1,817,419
           Ramon A. Rodriguez                      151,373,240                          1,829,782
           Allan C. Sorenson                       151,364,538                          1,838,484

         Our stockholders also approved and adopted our amended and restated 1998 Stock Incentive Plan (140,403,910 votes were cast for this matter, 11,928,504 votes were cast against this matter, there were 870,608 abstentions and there were no broker non-votes).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


         10.1     Amended and Restated 1998 Stock Incentive Plan.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         (1) Form 8-K, dated and filed April 29, 2002, including a press release announcing the Company's operating results for the three months ended March 31, 2002.

         (2) Form 8-K, dated June 21, 2002 and filed June 24, 2002, announcing the dismissal of Arthur Andersen, LLP as the Company's independent public accountants, and the engagement of Ernst & Young, LLP as the Company's independent public accountants.

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


                                      By:  /s/ CHARLES F. SERIANNI
                                         ------------------------------------
                                         Charles F. Serianni
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)

Date: August 9, 2002

                                  EXHIBIT INDEX

   EXHIBITS
   --------

      10.1  Amended and Restated 1998 Stock Incentive Plan

      99.1 Certification Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.