Form 10-Q
period 2002-09-30
REPUBLIC SERVICES INC
filed 2002-11-14
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 1-14267

REPUBLIC SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation)	65-0716904 (IRS Employer Identification No.)

110 S.E. 6TH STREET, 28TH FLOOR FT. LAUDERDALE, FLORIDA (Address of Principal Executive Offices)	33301 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (954) 769-2400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     On November 7, 2002, the registrant had outstanding 163,845,130 shares of Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
CEO CERTIFICATION
CFO CERTIFICATION

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62.9	$16.1
Accounts receivable, less allowance for doubtful accounts of $19.7 and $19.0, respectively	249.7	232.9
Prepaid expenses and other current assets	71.0	75.8

Total Current Assets	383.6	324.8
RESTRICTED CASH	141.1	142.3
PROPERTY AND EQUIPMENT, NET	1,862.1	1,774.9
GOODWILL, NET	1,532.1	1,522.5
OTHER INTANGIBLE ASSETS, NET	26.5	29.1
OTHER ASSETS	101.5	62.7

	$4,046.9	$3,856.3

	LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92.5	$107.9
Accrued liabilities	116.1	93.6
Amounts due to former owners	6.9	6.0
Deferred revenue	80.3	72.8
Notes payable and current maturities of long-term debt	3.4	33.6
Other current liabilities	100.2	72.5

Total Current Liabilities	399.4	386.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,385.4	1,334.1
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	243.1	219.4
DEFERRED INCOME TAXES	160.8	118.7
OTHER LIABILITIES	45.3	41.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 179,752,010 and 178,858,274 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,280.4	1,264.7
Retained earnings	819.2	641.1
Treasury stock, at cost (16,597,500 and 9,213,600 shares, respectively)	(288.5)	(150.1)
Accumulated other comprehensive loss, net of tax	—	(1.6)

Total Stockholders’ Equity	1,812.9	1,755.9

	$4,046.9	$3,856.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE	$609.7	$582.6	$1,759.8	$1,694.0
EXPENSES:
Cost of operations	377.6	358.2	1,091.1	1,042.4
Depreciation, amortization and depletion	53.4	56.6	147.2	160.8
Selling, general and administrative	60.5	57.4	180.1	169.7

OPERATING INCOME	118.2	110.4	341.4	321.1
INTEREST EXPENSE	(19.3)	(20.7)	(57.7)	(61.2)
INTEREST INCOME	1.4	1.8	3.1	3.3
OTHER INCOME (EXPENSE), NET	.1	—	.5	2.0

INCOME BEFORE INCOME TAXES	100.4	91.5	287.3	265.2
PROVISION FOR INCOME TAXES	38.2	34.8	109.2	100.8

NET INCOME	$62.2	$56.7	$178.1	$164.4

BASIC AND DILUTED EARNINGS PER SHARE	$.38	$.33	$1.07	$.96

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	164.8	171.1	167.1	171.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(in millions)

	Common Stock					Accumulated
			Additional			Other	Comprehensive
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Income
	Net	Value	Capital	Earnings	Stock	Income (Loss)	For the Period

BALANCE AT DECEMBER 31, 2001	169.6	$1.8	$1,264.7	$641.1	$(150.1)	$(1.6)
Net income	—	—	—	178.1	—	—	$178.1
Issuance of common stock	1.0	—	15.7	—	—	—
Purchase of common stock for treasury	(7.4)	—	—	—	(138.4)	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	1.6	1.6

BALANCE AT SEPTEMBER 30, 2002	163.2	$1.8	$1,280.4	$819.2	$(288.5)	$—	$179.7

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,

	2002	2001

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$178.1	$164.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and depletion of property and equipment	142.3	126.1
Amortization of intangible and other assets	4.9	34.7
Deferred tax provision	41.5	22.1
Provision for doubtful accounts	9.1	12.7
Other non-cash charges	.7	.2
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(22.6)	(30.2)
Prepaid expenses and other assets	1.6	2.6
Accounts payable and accrued liabilities	10.8	26.1
Other liabilities	48.3	22.4

	414.7	381.1

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(162.3)	(179.0)
Proceeds from sale of property and equipment	11.3	7.5
Cash used in business acquisitions, net of cash acquired	(43.1)	(261.1)
Cash proceeds from business dispositions	15.1	42.1
Amounts due and contingent payments to former owners	(2.6)	(29.3)
Restricted cash	1.2	46.4

	(180.4)	(373.4)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	41.3	71.1
Payments of notes payable and long-term debt	(1.9)	(5.6)
Proceeds from issuance of unsecured notes, net of discount	—	447.4
Net payments on revolving credit facility	(30.0)	(467.5)
Purchase of equipment under synthetic lease	(72.6)	—
Issuance of common stock	14.1	38.1
Purchases of common stock for treasury	(138.4)	(93.2)

	(187.5)	(9.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46.8	(2.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16.1	2.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62.9	$—

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1. BASIS OF PRESENTATION

     Republic Services, Inc. (together with its subsidiaries, the “Company”) is a leading provider of non-hazardous solid waste collection and disposal services in the United States.

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2001.

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

     During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in insurance reserves and an increase in bad debt expense related to the economic slowdown. Approximately $1.0 million of this charge related to ongoing future lease commitments and other obligations associated with planned divestitures. As of September 30, 2002, the Company was still in the process of divesting and closing certain core and non-core operations pursuant to the plan adopted by management during the fourth quarter of 2001. Management believes that the estimated charges recorded during the fourth quarter of 2001 related to its planned divestitures and closings are still appropriate.

     During the three and nine months ended September 30, 2002, the Company recorded unrealized gains of $.5 million ($.3 million, net of tax) and $2.9 million ($1.8 million, net of tax), respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. (For further information, see Note 10, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.6 million, net of tax, was recorded to other comprehensive income (loss) during the nine months ended September 30, 2002. The Company had no other components of other comprehensive income (loss) for the periods presented.

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002.

     The following table summarizes the adjustments to net income and earnings per share as if SFAS 142 were adopted on January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$62.2	$56.7	$178.1	$164.4
Goodwill amortization, net of tax	—	6.8	—	18.9

Adjusted net income	$62.2	$63.5	$178.1	$183.3

Reported basic and diluted earnings per share	$.38	$.33	$1.07	$.96
Goodwill amortization, net of tax	—	.04	—	.11

Adjusted basic and diluted earnings per share	$.38	$.37	$1.07	$1.07

     The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”) as of January 1, 2002. This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement establishes a single accounting model for assets to be disposed of by sale and resolves certain SFAS 121 implementation issues. The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

2. LANDFILL AND ENVIRONMENTAL COSTS

Life Cycle Accounting

     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company’s engineers. These estimates are used by the Company’s operating and accounting personnel to annually adjust the Company’s rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas deemed likely to be permitted.

Total Available Disposal Capacity

     As of September 30, 2002, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace that is likely to be permitted.

Likely to be Permitted Expansion Airspace

     Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in the Company’s calculation of total available disposal capacity, the following criteria must be met:

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

     Upon meeting the Company’s expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include likely to be permitted airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

     The Company has identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows:

1. Obtaining approval from local authorities;

2. Submitting a permit application with state authorities; and

3. Obtaining permit approval from state authorities.

     Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the likely to be permitted airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. The Company has never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurances can be made that all future expansions will be permitted as designed.

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

     Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted future expected cash flows of the landfill relative to the other assets within the group. If the landfill meets the Company’s expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus likely to be permitted airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including likely to be permitted airspace where appropriate.

Closure and Post-Closure Costs

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency’s Subtitle D regulations and applicable state and local regulations. These estimates do not take into account discounts for the present value of total estimated costs. Accruals for closure and post-closure costs totaled approximately $19.2 million and $15.4 million during the nine months ended September 30, 2002 and 2001, respectively.

     A number of the Company’s landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Estimated aggregate closure and post-closure costs will be fully accrued for the Company’s landfills at the time such facilities cease to accept waste and are closed. As of September 30, 2002, assuming that all available landfill capacity is used, the Company expects to expense approximately $531.3 million of such costs over the remaining lives of these facilities.

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental monitoring and reporting to certain regulatory agencies. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2002 and 2001.

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

     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are twenty to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, five to fifteen years for all other equipment, and five to ten years for furniture and fixtures.

     Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill and Environmental Costs.)

     The Company capitalizes interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” Construction projects must meet the following criteria before interest is capitalized:

1. Total construction costs are $50,000 or greater,

2. The construction phase is one month or longer, and

3. The assets have a useful life of one year or longer.

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $1.8 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively.

     A summary of property and equipment is as follows:

	September 30,	December 31,
	2002	2001

Other land	$88.0	$94.3
Non-depletable landfill land	53.4	50.5
Landfill development costs	995.8	958.8
Vehicles and equipment	1,324.8	1,153.2
Buildings and improvements	264.3	256.4
Construction-in-progress-landfill	28.5	17.6
Construction-in-progress-other	4.3	23.5

	2,759.1	2,554.3

Less: Accumulated depreciation, depletion and amortization— Landfill development costs	(286.6)	(237.0)
Vehicles and equipment	(557.4)	(495.7)
Building and improvements	(53.0)	(46.7)

	(897.0)	(779.4)

Property and equipment, net	$1,862.1	$1,774.9

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

4. BUSINESS COMBINATIONS

     The Company uses the purchase method of accounting to account for business acquisitions. The Company acquired various solid waste businesses during the nine months ended September 30, 2002 and 2001. The aggregate purchase price paid by the Company in these transactions was $43.1 million and $266.4 million in cash, respectively.

     During the nine months ended September 30, 2001, $65.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace where appropriate.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the periods presented:

	Nine Months
	Ended September 30,

	2002	2001

Property and equipment	$21.4	$91.4
Cost in excess of net assets acquired	33.2	206.9
Restricted cash	—	61.8
Debt assumed	—	(11.0)
Other liabilities	(5.1)	(28.1)
Working capital deficit	(6.4)	(59.9)

Cash used in acquisitions, net of cash acquired	$43.1	$261.1

     The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during the nine months ended September 30, 2002 accounted for under the purchase method of accounting had occurred as of the beginning of each nine month period presented are as follows:

	2002	2001

Revenue	$1,792.6	$1,729.3
Net income	$176.6	$162.8
Basic and diluted earnings per share	$1.06	$.95
Weighted average common and common equivalent shares outstanding	167.1	171.4

5. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (“goodwill”) and other intangible assets. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the nine months ended September 30, 2002:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2001	$1,669.6	$49.2	$1,718.8
Acquisitions	32.7	.5	33.2
Other additions	—	.6	.6
Divestitures	(26.7)	—	(26.7)
Retirements	—	(10.4)	(10.4)

Balance, September 30, 2002	$1,675.6	$39.9	$1,715.5

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2001	$(147.1)	$(20.1)	$(167.2)
Amortization expense	—	(3.7)	(3.7)
Divestitures	3.6	—	3.6
Retirements	—	10.4	10.4

Balance, September 30, 2002	$(143.5)	$(13.4)	$(156.9)

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002. The Company annually reassesses the value of, and useful lives assigned to, intangible assets (including goodwill) to determine whether the value of one or more intangible assets is impaired. Impairment charges resulting from this assessment would be immediately recorded as a charge to earnings in the Company’s statements of operations.

     During the three months ended March 31, 2002, the Company completed its impairment test in accordance with SFAS 142 and determined that the fair value of its reporting unit significantly exceeds its carrying value. As a result, no impairment charge was required.

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

	September 30,	December 31,
	2002	2001

$225.0 million unsecured notes, net of unamortized discount of $.4 million and $.5 million, and including $11.2 million and ($.2) million adjustments to fair market value, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in 2004	$235.8	$224.3
$375.0 million unsecured notes, net of unamortized discount of $.4 million and $.5 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.5
$450.0 million unsecured notes, net of unamortized discount of $2.4 million and $2.6 million; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	447.6	447.4
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2003 and $450.0 million matures 2007	—	—
Tax-exempt bonds and other tax-exempt financing; interest rates that float based on prevailing market rates	325.2	283.2
Other debt; unsecured and secured by real property, equipment and other assets	5.6	38.3

	1,388.8	1,367.7
Less: Current portion	(3.4)	(33.6)

	$1,385.4	$1,334.1

     In February 2002, the Company reduced the short- and long-term portions of its revolving credit facility to $300.0 million and $450.0 million, respectively. In July 2002, the Company renewed the short- and long-term portions of its revolving credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in July 2007. As of September 30, 2002, the Company had $407.2 million of availability under its revolving credit facility.

     As of September 30, 2002, the Company had $141.1 million of restricted cash, of which $103.7 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest expense paid was $54.7 million (net of $1.8 million of capitalized interest) and $51.3 million (net of $2.2 million of capitalized interest) for the nine months ended September 30, 2002 and 2001, respectively. The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. During 2001, the Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value of $225.0 million and mature in 2004, coterminous with the Company’s public notes that were sold in 1999. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6 5/8%. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with SFAS 133.

     As of September 30, 2002, interest rate swap agreements are reflected at fair market value of $11.2 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2002, the Company recorded net interest income of $1.3 million and $3.9 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

7. INCOME TAXES

     Income taxes have been provided for the nine months ended September 30, 2002 and 2001 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid were $40.5 million and $19.0 million for the nine months ended September 30, 2002 and 2001, respectively.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock to employees, non-employee directors and independent contractors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Options granted have a term of ten years from the date of grant and generally vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.

     In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of common stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of September 30, 2002, 9.3 million options remain available for future grants.

     A summary of stock option transactions for the nine months ended September 30, 2002 is as follows:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at beginning of year	12.4	$16.22
Granted	2.2	17.44
Exercised	(.8)	15.82
Cancelled	(.2)	15.33

Options outstanding at September 30, 2002	13.6	$16.45

Options exercisable at September 30, 2002	8.0	$17.07

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of its common stock. In October 2001, the Company announced that its Board of Directors authorized the repurchase of up to an additional $125.0 million of its common stock which was increased to $150.0 million in August 2002. As of September 30, 2002, the Company had repurchased 16,597,500 shares of its stock for $288.5 million, of which 7,383,900 shares were acquired during the nine months ended September 30, 2002 for $138.4 million. In October 2002, the Company announced that its Board of Directors authorized the repurchase of up to an additional $150.0 million of its common stock.

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

     Earnings per share for the three and nine months ended September 30, 2002 and 2001 is calculated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Numerator:
Net income	$62,200	$56,700	$178,100	$164,400

Denominator:
Denominator for basic earnings per share	163,538	169,724	165,870	170,405
Effect of dilutive securities — Options to purchase common stock	1,260	1,333	1,252	1,039

Denominator for diluted earnings per share	164,798	171,057	167,122	171,444

Basic and diluted earnings per share	$.38	$.33	$1.07	$.96

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	229	208	1,012	3,475
Weighted average exercise price	$23.45	$23.81	$19.58	$18.12

10. FUEL HEDGE

     The Company’s results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company has entered into heating oil option agreements to manage a portion of its exposure to fluctuations in diesel prices. The Company has reduced the volatility associated with fuel costs by entering into such heating oil option agreements with a group of financial institutions having investment grade ratings. The Company’s option agreements qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting, certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge.

     Under these option agreements, the Company receives or makes payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements provide the Company protection from fuel prices rising above a predetermined fixed price in the option agreements but also limit the Company’s ability to benefit from price decreases below the predetermined fixed price in the option agreements.

     In accordance with SFAS 133, to the extent the option agreements are effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. To the extent the change in the option agreements does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as other income or expense. The effectiveness of these option agreements as a hedge against future purchases of diesel fuel is periodically evaluated. If the option agreements were to become other than highly effective, gains and or losses would be recognized currently in income. Realized gains and losses on these option agreements are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settle each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The fair value of these option agreements at September 30, 2002 was determined by third parties to be a gain of approximately $.1 million ($0 million, net of tax). In accordance with SFAS 133, $1.6 million, representing the effective portion of the change in fair value for the nine months ended September 30, 2002, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The ineffective portion of the change in fair value was a gain of approximately $0 and $.1 million for the three and nine months ended September 30, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Operations. Realized losses of $0 million and $.8 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002, respectively.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is a party to various general legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly periods in which they are resolved.

Lease Commitments

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms up to twenty-five years.

     In December 1999, the Company entered into an operating lease facility established to finance the acquisition of operating equipment. In July 2002, the Company exercised its right to purchase the equipment underlying this facility by paying $72.6 million, which was the balance outstanding under the facility at that time.

Liability Insurance

     The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

     The Company’s insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

     The Company’s liabilities for unpaid and incurred but not reported claims at September 30, 2002 were $69.7 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Other Matters

     In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company’s performance. At September 30, 2002, letters of credit totaling $368.1 million were outstanding and surety bonds totaling $579.1 million were outstanding, which will expire on various dates through 2015. In addition, at September 30, 2002, the Company had $141.1 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

     The Company’s business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on the Company.

     Through the date of the Company’s initial public offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation, Inc. The Internal Revenue Service is auditing AutoNation’s consolidated tax returns for fiscal years 1995 through 1999. In accordance with the Company’s tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2001.

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 144 collection companies in 22 states. We also own or operate 91 transfer stations and 56 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the three and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2002		2001		2002		2001

Collection:
Residential	$137.0	22.5%	$124.9	21.4%	$392.1	22.3%	$355.8	21.0%
Commercial	174.3	28.6	173.0	29.7	520.0	29.5	513.8	30.3
Industrial	130.0	21.3	131.5	22.6	376.2	21.4	385.9	22.8
Other	11.8	1.9	12.0	2.1	37.5	2.1	35.0	2.1

Total collection	453.1	74.3	441.4	75.8	1,325.8	75.3	1,290.5	76.2

Transfer and disposal	228.7		206.3		637.4		582.2
Less: Intercompany	(112.7)		(104.0)		(320.7)		(302.2)

Transfer and disposal, net	116.0	19.0	102.3	17.5	316.7	18.0	280.0	16.5

Other	40.6	6.7	38.9	6.7	117.3	6.7	123.5	7.3

Total revenue	$609.7	100.0%	$582.6	100.0%	$1,759.8	100.0%	$1,694.0	100.0%

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

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the nine months ended September 30, 2002 and 2001, approximately 53% of the total volume of waste we collected was disposed of at our landfills.

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

     We acquired various solid waste businesses during the nine months ended September 30, 2002 and 2001. The aggregate purchase price we paid in these transactions was $43.1 million and $266.4 million in cash, respectively.

     During the nine months ended September 30, 2001, $65.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. These allocations were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group, if applicable, and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes likely to be permitted airspace.

     See Note 4, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Net income was $62.2 million for the three months ended September 30, 2002, or $.38 per share, as compared to $56.7 million, or $.33 per share, for the three months ended September 30, 2001. Net income was $178.1 million for the nine months ended September 30, 2002 or $1.07 per share, as compared to $164.4 million, or $.96 per share, for the nine months ended September 30, 2001.

     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, net income for the three and nine months ended September 30, 2001 would have been $63.5 million, or $.37 per share, and $183.3 million, or $1.07 per share, respectively.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

Revenue	$609.7	100.0%	$582.6	100.0%	$1,759.8	100.0%	$1,694.0	100.0%
Expenses:
Cost of operations	377.6	61.9	358.2	61.5	1,091.1	62.0	1,042.4	61.5
Depreciation, amortization and depletion of property and equipment	52.1	8.6	44.3	7.6	142.3	8.1	126.1	7.4
Amortization of intangible assets	1.3	.2	12.3	2.1	4.9	.3	34.7	2.1
Selling, general and administrative expenses	60.5	9.9	57.4	9.9	180.1	10.2	169.7	10.0

Operating income	$118.2	19.4%	$110.4	18.9%	$341.4	19.4%	$321.1	19.0%

     Revenue was $609.7 million and $582.6 million for the three months ended September 30, 2002 and 2001, respectively, an increase of 4.7%. Revenue was $1,759.8 and $1,694.0 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of 3.9%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Core price	1.2%	1.6%	1.3%	1.9%
Commodities	.8	(1.2)	.3	(1.2)

Total price	2.0	.4	1.6	.7

Core volume	2.6	.5	1.2	1.8
Non-core volume	.3	1.0	.2	.7

Total volume	2.9	1.5	1.4	2.5

Total internal growth	4.9	1.9	3.0	3.2
Acquisitions, net of divestitures	(.6)	6.2	.8	4.4
Taxes	.4	—	.1	—

Total revenue growth	4.7%	8.1%	3.9%	7.6%

     Taxes represent fees levied on landfill volumes in certain states that are passed on to customers.

     Cost of operations was $377.6 and $1,091.1 million for the three and nine months ended September 30, 2002 versus $358.2 and $1,042.4 million for the comparable 2001 periods. The increase in aggregate dollars is primarily a result of the expansion of our operations through acquisitions and internal growth. Cost of operations as a percentage of revenue was 61.9% and 62.0% for the three and nine months ended September 30, 2002 versus the 61.5% for the comparable 2001 periods. The increase in cost of operations as a percentage of revenue for the three and nine months ended September 30, 2002 versus the comparable period last year is primarily a result of higher insurance costs and the economic slowdown partially offset by higher commodity prices, lower fuel prices and improved operating efficiencies.

     Expenses for depreciation, amortization and depletion of property and equipment were $52.1 and $142.3 million for the three and nine months ended September 30, 2002 versus $44.3 and $126.1 million for the comparable 2001 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 8.6% and 8.1% for the three and nine months ended September 30, 2002 versus 7.6% and 7.4% for the comparable 2001 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to acquisitions, capital expenditures and terminating our operating lease facility.

     Expenses for amortization of intangible assets were $1.3 and $4.9 million for the three and nine months ended September 30, 2002 versus $12.3 and $34.7 million for the comparable 2001 periods. Amortization of intangible assets as a percentage of revenue was .2% and .3% for the three and nine months ended September 30, 2002 versus 2.1% for the comparable 2001 periods. The decrease in such expenses in aggregate dollars and as a percentage of revenue versus the comparable period last year is due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, we ceased amortizing intangible assets with indefinite lives effective January 1, 2002. If SFAS 142 had been effective January 1, 2001, amortization of intangible assets for the three and nine months ended September 30, 2001 would have been $1.4 and $4.1 million, respectively.

     Selling, general and administrative expenses were $60.5 and $180.1 million for the three and nine months ended September 30, 2002 versus $57.4 and $169.7 million for the comparable 2001 periods. Selling, general and administrative expenses as a percentage of revenue were 9.9% and 10.2% for the three and nine months ended September 30, 2002 versus 9.9% and 10.0% for the comparable 2001 periods. The increase in such expenses in aggregate dollars versus the comparable periods last year and as a percentage of revenue for the nine months ended September 30, 2002 versus the comparable period last year is primarily due to the addition of area and regional management during 2001 and various training and systems initiatives during 2002 and 2001.

Interest Expense

     Interest expense relates primarily to borrowings under our unsecured notes, revolving credit facility and tax-exempt bonds. Interest expense was $19.3 and $57.7 million for the three and nine months ended September 30, 2002 versus $20.7 and $61.2 million for the comparable 2001 periods. The decrease in interest expense in aggregate dollars is due to lower average interest rates.

     Capitalized interest was $.8 and $1.8 million for the three and nine months ended September 30, 2002 versus $1.1 and $2.2 million for the comparable 2001 periods.

Interest and Other Income (Expense), Net

     Interest and other income, net of other expense, was $1.5 and $3.6 million for the three and nine months ended September 30, 2002 versus $1.8 and $5.3 million for the comparable 2001 periods.

Income Taxes

     The provision for income taxes was $38.2 and $109.2 million for the three and nine months ended September 30, 2002 versus $34.8 and $100.8 million for the comparable 2001 periods. The effective income tax rate was 38.0% for the three and nine months ended September 30, 2002 and 2001. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2002:

	Balance as of					Changes in	Balance as of
	December 31,	Expansions	Permits	Landfills	Airspace	Engineering	September 30,
	2001	Undertaken	Granted	Acquired	Consumed	Estimates	2002

Permitted airspace:
Cubic yards (in millions)	1,329.0	.4	52.4	4.9	(25.8)	13.1	1,374.0
Number of sites	54		1	1			56
Expansion airspace:
Cubic yards (in millions)	359.6	31.5	(44.2)	—	—	(2.1)	344.8
Number of sites	20	2	(2)	—			20

Total available airspace:
Cubic yards (in millions)	1,688.6	31.9	8.2	4.9	(25.8)	11.0	1,718.8

Number of sites	54		1	1			56

     As of September 30, 2002, we owned or operated 56 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of airspace we have deemed likely to be permitted. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of September 30, 2002, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of expansion airspace which we have deemed likely to be permitted. Before airspace included in an expansion area is determined as likely to be permitted and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of September 30, 2002, twenty of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these twenty landfills have an estimated remaining average site life of 32 years, including expansion airspace. The average estimated remaining life of all of our landfills is 33 years.

     As of September 30, 2002, five of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of September 30, 2002, nine of our twenty landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining six landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

     We have never been denied an expansion permit for a landfill that included likely to be permitted airspace in its total available disposal capacity, although no assurance can be made that all future expansions will be permitted as designed.

Closure and Post-Closure Costs

     The following table reflects our closure and post-closure expense per cubic yard of airspace consumed for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Closure and post-closure expense (in millions)	$7.0	$5.3	$19.2	$15.4
Cubic yards of airspace consumed (in millions)	9.3	8.5	25.8	24.4
Closure and post-closure expense per cubic yard	$.75	$.62	$.74	$.63

     The increase in closure and post-closure expense per cubic yard from 2001 to 2002 is due primarily to increased volumes at landfills that have relatively higher costs per cubic yard than our company average.

     As of September 30, 2002, accrued closure and post-closure costs were $257.6 million. The current portion of these costs of $15.4 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $242.2 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs. As of September 30, 2002, assuming that all available landfill capacity is used, we expect to expense approximately $531.3 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure costs do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the nine months ended September 30, 2002 and the future expected investment as of September 30, 2002 (in millions):

	Balance as of			Transfers	Additions	Balance as of	Expected	Total
	December 31,	Capital	Landfills	and	Charged to	September 30,	Future	Expected
	2001	Additions	Acquired	Adjustments	Expense	2002	Investment	Investment

Non-depletable landfill land	$50.5	$3.0	$—	$(.1)	$—	$53.4	$—	$53.4
Landfill development costs	958.8	11.6	4.7	20.7	—	995.8	1,178.1	2,173.9
Construction in progress — landfill	17.6	31.6	—	(20.7)	—	28.5	—	28.5
Accumulated depletion and amortization	(237.0)	—	—	.5	(50.1)	(286.6)	—	(286.6)

Net investment in landfill and land development costs	$789.9	$46.2	$4.7	$.4	$(50.1)	$791.1	$1,178.1	$1,969.2

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion and amortization expense for the nine months ended September 30, 2002 and 2001:

	2002	2001

Number of landfills owned or operated	56	54
Net investment, excluding non-depletable land (in millions)	$737.7	$767.4
Total estimated available disposal capacity (in millions of cubic yards)	1,718.8	1,757.5
Net investment per cubic yard	$.43	$.44
Landfill depletion and amortization expense (in millions)	$50.1	$46.3
Airspace consumed (in millions of cubic yards)	25.8	24.4
Depletion and amortization per cubic yard of airspace consumed	$1.94	$1.90

     As of September 30, 2002, we expect to spend an estimated additional $1.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.11 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account discounts for the present value of total estimated costs. For further information, see “Closure and Post-Closure Costs.”

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the nine months ended September 30, 2002 and 2001, respectively.

Financial Condition

     At September 30, 2002, we had $141.1 million of restricted cash, of which $103.7 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At September 30, 2002, we had $325.2 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the short- and long-term portions of our credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in July 2007. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of September 30, 2002, we had $407.2 million available under the credit facility.

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

     In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. In July 2002, we exercised our right to purchase the equipment underlying this facility by paying $72.6 million using our excess cash, which was the balance outstanding under the facility at that time.

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

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued insurance and amounts due to former owners during the nine months ended September 30, 2002 (in millions):

	Allowance for	Closure and		Amounts Due to
	Doubtful Accounts	Post-Closure	Accrued Insurance	Former Owners

Balance, December 31, 2001	$19.0	$239.5	$57.6	$6.0
Additions charged to expense	9.1	19.2	102.3	—
Additions due to acquisitions, net of divestitures	.1	5.0	—	3.5
Usage	(8.5)	(6.1)	(90.2)	(2.6)

Balance, September 30, 2002	19.7	257.6	69.7	6.9
Current portion	19.7	15.4	49.2	6.9

Long-term portion	$—	$242.2	$20.5	$—

     As of September 30, 2002, accounts receivable were $249.7 million, net of allowance for doubtful accounts of $19.7 million, resulting in days sales outstanding of 37, or 25 days net of deferred revenue.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2002 (in millions):

	Gross Property and Equipment

	Balance as of			Acquisitions,		Balance as of
	December 31,	Capital		Net of	Transfers and	September 30,
	2001	Additions	Retirements	Divestitures	Adjustments	2002

Other land	$94.3	$4.2	$(2.5)	$(7.2)	$(.8)	$88.0
Non-depletable landfill land	50.5	3.0	—	—	(.1)	53.4
Landfill development costs	958.8	11.6	—	4.7	20.7	995.8
Vehicles and equipment	1,153.2	172.9	(26.9)	11.1	14.5	1,324.8
Buildings and improvements	256.4	6.0	(2.7)	(3.8)	8.4	264.3
Construction in progress — landfill	17.6	31.6	—	—	(20.7)	28.5
Construction in progress — other	23.5	5.6	—	—	(24.8)	4.3

Total	$2,554.3	$234.9	$(32.1)	$4.8	$(2.8)	$2,759.1

	Accumulated Depreciation, Amortization and Depletion

		Additions
	Balance as of	Charged				Balance as of
	December 31,	to			Transfers and	September 30,
	2001	Expense	Retirements	Divestitures	Adjustments	2002

Landfill development costs	$(237.0)	$(50.1)	$—	$—	$.5	$(286.6)
Vehicles and equipment	(495.7)	(85.0)	19.6	1.5	2.2	(557.4)
Buildings and improvements	(46.7)	(7.2)	1.1	.4	(.6)	(53.0)

Total	$(779.4)	$(142.3)	$20.7	$1.9	$2.1	$(897.0)

Liquidity and Capital Resources

     The major components of changes in cash flows for the nine months ended September 30, 2002 and 2001 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $414.7 million and $381.1 million for the nine months ended September 30, 2002 and 2001, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business and timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities consists primarily of cash used for capital additions and business acquisitions in 2002 and 2001, and amounts due and contingent payments to former owners in 2001. Cash used to acquire businesses, net of cash acquired, was $43.1 million and $261.1 million during the nine months ended September 30, 2002 and 2001, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $187.5 million and $9.7 million, respectively.

     In 2000, we announced that our board of directors authorized the repurchase of up to $150.0 million of our common stock. In October 2001, we announced that our board of directors authorized the repurchase of up to an additional $125.0 million of our common stock which was increased to $150.0 million in August 2002. As of September 30, 2002, we had repurchased 16,597,500 shares of our stock for $288.5 million, of which 7,383,900 shares were acquired during the nine months ended September 30, 2002 for $138.4 million. In October 2002, we announced that our board of directors authorized the repurchase of up to an additional $150.0 million of our common stock. We intend to finance share repurchases from cash on hand, cash flow from operations, our revolving credit facility and other financings.

     In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. In July 2002, we retired this facility using our excess cash.

     We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions.

     We have received investment grade ratings from several credit rating agencies. As of September 30, 2002, our senior debt was rated Baa3 by Moody’s, BBB by Standard & Poor’s and BBB+ by Fitch.

     As of September 30, 2002, we are in compliance with all financial and other covenants associated with our credit facilities.

Seasonality

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will require our company to change the accounting methodology we currently use to record closure and post-closure liabilities related to our landfills. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today’s dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. We are currently evaluating the effect of adoption of this statement, and have not determined whether the impact of adoption will be material to our consolidated financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes certain aspects of financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, labor and fuel rates, and inflationary and general and economic trends turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as: competition and demand for services in the solid waste industry; general economic conditions including but not limited to inflation, changes in fuel, labor and other variable costs and changes in commodity prices, which are generally not within our control; our ability to maintain our investment grade rating and to generate sufficient cash flow; our dependence on acquisitions for growth; our ability to manage growth; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; our dependence on key personnel; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; our ability to purchase our common stock at prices that are accretive to earnings per share; the outcome of the IRS audit; and other risk factors and more detailed information contained in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in this quarterly report.

(b) Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

(1)	Form 8-K, dated and filed August 1, 2002, including a press release announcing the Company’s operating results for the three and six months ended June 30, 2002.

(2)	Form 8-K, dated and filed August 9, 2002, announcing that James E. O’Connor, the principal executive officer of Republic Services, Inc., and Tod C. Holmes, the principal financial officer of Republic Services, Inc., each filed with the Securities and Exchange Commission (the “SEC”) a statement under oath in response to the order of the SEC pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934 (SEC File No. 4-460)

(3)	Form 8-K, dated and filed September 13, 2002, announcing that the Company’s Board of Directors had named James E. O’Connor as Chairman-Elect.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

By: /s/ TOD C. HOLMES

Tod C. Holmes Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ CHARLES F. SERIANNI

Charles F. Serianni Chief Accounting Officer (Principal Accounting Officer)
Date: November 13, 2002

CERTIFICATION

I, James E. O’Connor, President and Chief Executive Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Republic Services, Inc;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ JAMES E. O’CONNOR James E. O’Connor President and Chief Executive Officer

CERTIFICATION

I, Tod C. Holmes, Senior Vice President and Chief Financial Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Republic Services, Inc;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ TOD C. HOLMES

Tod C. Holmes Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.