Form 10-K
period 2002-12-31
REPUBLIC SERVICES INC
filed 2003-03-27
CIK 1060391

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                 Title of Each Class                         Name of Each Exchange on which Registered
       COMMON STOCK, PAR VALUE $.01 PER SHARE                       THE NEW YORK STOCK EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]     No [ ]

     As of June 28, 2002, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $3,150,628,043.

     As of March 21, 2003, the registrant had outstanding 161,261,590 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Proxy Statement relative to the 2003 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE NUMBER
                                                                          -----------
Item 1.     Business....................................................       1
Item 2.     Properties..................................................      18
Item 3.     Legal Proceedings...........................................      19
Item 4.     Submission of Matters to a Vote of Security Holders.........      19
Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................      20
Item 6.     Selected Financial Data.....................................      21
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (including Item 7A).............      22
Item 8.     Financial Statements and Supplementary Data.................      48
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................      80
Item 10.    Directors and Executive Officers of the Registrant..........      81
Item 11.    Executive Compensation......................................      81
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................      81
Item 13.    Certain Relationships and Related Transactions..............      81
Item 14.    Controls and Procedures.....................................      81
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form
              8-K.......................................................      82
            Signatures and Certifications...............................      85

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 142 collection companies in 22 states. We also own or operate 90 transfer stations, 56 solid waste landfills and 33 recycling facilities.

     As of December 31, 2002, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains a group of operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of operating segments.

     We had revenue of $2,365.1 million and $2,257.5 million and operating income of $459.5 million and $283.5 million for the years ended December 31, 2002 and 2001, respectively. The $107.6 million, or 4.8%, increase in revenue from 2001 to 2002 is primarily attributable to the successful execution of our operating and growth strategies described below. The $176.0 million, or 62.1%, increase in operating income from 2001 to 2002 is primarily attributable to a charge of $132.0 million on a pre-tax basis that we recorded during the fourth quarter of 2001 related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in self-insurance reserves and an increase in bad debt expense related to the economic slowdown. The remaining increase in operating income of $44.0 million is primarily attributable to the elimination of $43.0 million of goodwill amortization upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Our presence in high growth markets throughout the Sunbelt, including Florida, Georgia, Nevada, California and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years, supports our internal growth strategy. We believe that our presence in these markets positions our company to experience growth at rates that are generally higher than the industry's overall growth rate.

     While we believe that we are well positioned to continue to increase our revenue and operating income in the longer term, the economic slowdown has had a negative impact on certain aspects of our business. However, the aspects of our business that we believe are "recession resilient" have continued to perform well. These include our residential and commercial collection operations which are flat-rate businesses and are not subject to the volatility we experience in our industrial collection and disposal businesses. We continue to focus on enhancing stockholder value by implementing our financial, operating and growth strategies as described below.

INDUSTRY OVERVIEW

     Based on analysts' reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $43.0 billion, of which approximately 47% is generated by publicly-owned waste companies, 29% is generated by privately-held waste companies, and 24% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly-owned companies' total revenue. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and other local governmental authorities generate approximately 53% of total industry revenue. In general, growth in the solid waste industry is proportional to growth in the overall economy.

     The solid waste industry has experienced a period of rapid consolidation. During this time we were able to grow significantly through acquisitions. However, growth in the industry by virtue of acquisitions has slowed considerably since late 1999. Despite this, we believe that the opportunity to grow through acquisitions still exists, albeit at a slower pace than experienced in previous years, as a result of the following factors:

          Subtitle D Regulation. Subtitle D of the Resource Conservation and Recovery Act of 1976, as currently in effect, and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller participants in our industry have found these costs difficult, if not impossible, to bear. Large publicly-owned companies, like our company, have greater access to, and a lower cost of, the capital necessary to finance such increased capital expenditures and costs relative to many of the privately-owned companies in the industry. Additionally, the required permits for landfill development, expansion or construction have become more difficult, time-consuming and costly to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators that have greater access to capital.

          Integration of Solid Waste Businesses. By being able to control the waste stream in a market through the collection, transfer and disposal process, integrated solid waste companies gain a further competitive advantage over non-integrated operators. The ability of the integrated companies to both collect and dispose of solid waste, coupled with access to significant capital resources necessary for acquisitions, has created an environment in which large publicly-owned, integrated companies can operate more cost effectively and competitively than non-integrated operators.

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

FINANCIAL STRATEGY

     A key component of our financial strategy is our ability to generate free cash flow. Our definition of free cash flow is cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of equipment as presented in our consolidated statement of cash flows. We believe that free cash flow is the best measure of our financial performance because strong, sustainable free cash flow is indicative of high quality earnings. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow.

     We manage our free cash flow primarily by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital which consists primarily of accounts receivable and accounts payable.

     We have used and will continue to use our cash flow to maximize stockholder value as well as our return on investment. This includes the following:

     - CUSTOMER SERVICE. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

     - INTERNAL GROWTH. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

     - STRATEGIC ACQUISITIONS. We have and will continue to pursue strategic acquisitions that augment our existing business platform.

     - SHARE REPURCHASE. If we are unable to identify opportunities that satisfy our growth strategy, we intend to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2002, we repurchased a total of 17.2 million shares, or approximately 10% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $300.1 million. In October 2002, our board of directors authorized the repurchase of up to an additional $150.0 million of our common stock. We believe that our share repurchase program will continue to enhance stockholder value.

     - DIVIDENDS. Depending upon the availability of strategic acquisitions, in addition to using our free cash flow to repurchase shares of our common stock, we may consider declaring a cash dividend if we believe that it will enhance stockholder value.

     - MINIMIZE BORROWINGS. To the extent that the opportunities to enhance stockholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings.

     Another key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us to secure favorable, long-term, fixed-rate financing that reduces our exposure to changing interest rates. This has also allowed us, and will continue to allow us, to readily access capital markets.

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

          James E. O'Connor, who has served as our Chief Executive Officer since December 1998 and became our Chairman in January 2003, also worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O'Connor has over 28 years of experience in the solid waste industry.

          Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 22 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, including Vice President of the Mid-Atlantic Region from 1992 to 1999.

          The other corporate officers with responsibility for our operations have an average of over 20 years of management experience in the solid waste industry. Our five regional vice presidents and our 23 area presidents have an average of 22 years of experience in the industry.

          In addition, our former Chairman and a current Director, H. Wayne Huizenga, has over 28 years of experience in the solid waste industry. After several years of owning and operating private waste collection companies in Florida, he co-founded Waste Management in 1971. From 1971 to 1984, he served in various executive capacities with Waste Management, including President and Chief Operating Officer. By then, Waste Management had become the world's largest integrated solid waste services company. Furthermore, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 38 years of experience in the solid waste industry, including 11 years with Waste Management and 19 years with private waste collection companies.

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

     - INTEGRATED OPERATIONS. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2002, approximately 53% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we are able to reduce our disposal costs.

     - ECONOMIES OF SCALE, COST EFFICIENCIES AND ASSET UTILIZATION. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs in the range of 10% of revenue which we feel is appropriate given our existing business platform. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet, we have instituted a grid productivity program which allows us to benchmark the performance of all of our drivers. In our larger markets, we also use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be significantly reduced.

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

          Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable our company to capitalize on our leading positions in many of the markets in which we operate. We currently have approximately 500 sales and marketing employees in the field, who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a contact management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

     - ACQUISITION GROWTH. During the late 1990's, the solid waste industry experienced a period of rapid consolidation. We were able to grow significantly through acquisitions during this period. However, the rate of consolidation in the industry has slowed considerably. Despite this, we continue to look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses on privately-held solid waste companies and municipal and other local governmental authorities. We believe that our ability to acquire privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately-held companies' owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occurs for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that may be divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

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

          Acquire Businesses Positioning the Company for Growth. In making acquisitions, we principally target high quality businesses that will allow our company to be, or provide our company favorable prospects of becoming, a leading provider of integrated solid waste services in markets with favorable demographic growth. Generally, we have acquired, and will continue to seek to acquire, solid waste collection, transfer and disposal companies that:

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

     Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 22 states through 142 collection companies. In 2002, 75% of our revenue was derived from collection services consisting of approximately 30% from services provided to municipal and residential customers, 39% from services provided to commercial customers and 31% from services provided to industrial and other customers.

     Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give our company exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with our company. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

     In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by such considerations as:

     - market factors,

     - collection frequency,

     - type of equipment furnished,

     - the type and volume or weight of the waste collected,

     - the distance to the disposal facility and

     - the cost of disposal.

     We rent waste containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year or longer. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

     We own or operate 90 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities.

     Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

     Disposal Services. As of December 31, 2002, we owned or operated 56 landfills, which had approximately 7,697 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand our sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See "-- Properties."

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

     Other Services. We have 33 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party facilities, thereby minimizing our recycling investment.

     We provide remediation and other heavy construction services primarily through our subsidiary located in Missouri. During March 2001, this subsidiary agreed to act as a subcontractor on a project awarded by the Army Corps of Engineers to dredge a portion of the Blue River. Revenue from this contract, which was completed in 2002, was approximately $9.0 million. During 2002, our subsidiary was awarded a contract to assist on the Riverside Levy Project in Missouri. Revenue from this project, which is scheduled to be completed in 2004, is expected to be approximately $50.0 million of which approximately $17.0 has already been recorded.

     We also have a Texas based compost, mulch and soil business at which yard, mill and other waste is processed, packaged and sold as various products.

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

CUSTOMERS

     We provide services to commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 10% of the consolidated revenue of any of our reportable segments in any of the last three years.

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

REGULATION

     Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are generally required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous wastes, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to obtain injunctions and/or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, public and occupational health and safety agencies and authorities administer these regulations, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

     We strive to conduct our operations in compliance with applicable laws and regulations. However, in the existing climate of heightened environmental concerns, from time to time, we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. There is no assurance that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established a reserve that we believe, based on currently available information, will be adequate to cover any potential regulatory costs. However, we cannot assure you that actual costs will not exceed our reserve.

     Federal Regulation. The following summarizes the primary environmental, public and occupational health and safety-related statutes of the United States that affect our facilities and operations:

          (1) The Solid Waste Disposal Act, as amended, including the Resource Conservation and Recovery Act. RCRA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes, and require states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

          Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit to the U.S. EPA a permit program designed to implement Subtitle D regulations by April 9, 1993. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D.

          All of our planned landfill expansions or new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these new regulations. Compliance with Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.

          (2) The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict, joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to the site and parties who arranged for the disposal of the hazardous substances at the site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent upon the existence or disposal of only "hazardous wastes" but can also be based upon the existence of small quantities of more than 700 "substances" characterized by the U.S. EPA as "hazardous," many of which may be found in common household waste.

          Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment or to order (or offer an opportunity to) persons potentially liable for the cleanup of the hazardous substances to do so. In addition, the U.S. EPA has established a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

          Liability under CERCLA is not dependent upon the intentional disposal of hazardous wastes or hazardous substances. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if our landfills have never knowingly received hazardous wastes as such, it is possible that one or more hazardous substances may have been deposited or "released" at our landfills or at other properties which we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business and financial condition. For a further discussion, see "--Liability Insurance and Bonding."

          (3) The Federal Water Pollution Control Act of 1972, as amended. This Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring, and under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under this Act require a permit for certain construction activities and discharges from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under this Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects wetlands must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

          (4) The Clean Air Act, as amended. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the U.S. EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill is required to have a gas collection and control system installed and made operational varies depending upon calculated emission rates at the landfill. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. We do not expect that compliance with any new state regulations will have a material effect on us.

          (5) The Occupational Safety and Health Act of 1970, as amended. This Act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

     State Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, in solid waste landfills have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are or have been under consideration by the U.S. Congress and the U.S. EPA, respectively.

     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens' groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

     Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal, and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet all applicable regulations. If underground storage tanks we own or operate leak, and the leakage migrates onto the property of others, we could be liable for response costs and other damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our business or financial condition.

     Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in each state. Various states have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from that involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional; however, states have also attempted to distinguish proposed laws from that involved in and implicated by that ruling. In response to these Supreme Court rulings, the U.S. Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

     We have established a reserve for landfill and environmental costs, which includes landfill site closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjust our rates used to expense closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our reserves for such landfill and environmental expenditures are adequate. However, environmental laws may change, and there can be no assurance that our reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations or the identification of adverse environmental conditions previously unknown to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Landfill and Environmental Matters" and "Risk
Factors -- Compliance with environmental regulation may impede our growth."

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

     Our insurance programs for worker's compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and estimates of claims incurred but not reported.

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

EMPLOYEES

     As of December 31, 2002, we employed approximately 12,700 full-time employees, approximately 3,300 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

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

CORPORATE HISTORY

     We were incorporated as a Delaware corporation in 1996 by our former parent company, AutoNation, Inc. In 1998, AutoNation separated its non-hazardous solid waste services division from its other businesses and we completed an initial public offering of shares of our common stock. In 1999, AutoNation sold substantially all of its remaining interest in our company in a secondary public offering.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

     Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on
Schedule 14A and amendments to those materials filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission's website is not part of this document.

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

ECONOMIC CONDITIONS MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND INTERNAL GROWTH.

     During 2001, the economic slowdown reduced recycling commodity prices which negatively impacted our operating margins. The economic slowdown also negatively impacted the portion of our business servicing the manufacturing sector and the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity began to weaken. Furthermore, the portion of our business that services the residential construction industry was negatively impacted toward the latter part of 2001. During 2002, landfill volumes attributable to manufacturing and construction activity continued to weaken. A continued slowdown in the economy could further adversely affect volumes, pricing and operating margins in our collection, transfer and disposal operations.

AN INCREASE IN THE PRICE OF FUEL MAY ADVERSELY AFFECT OUR BUSINESS.

     Our operations are dependent upon fuel, which we purchase in the open market on a daily basis. During 2000, we experienced an increase in the cost of fuel. A portion of this increase was passed on to our customers. To date in 2003, we have experienced a significant increase in the cost of fuel. However, because of the competitive nature of the waste industry, there can be no assurances that we will be able to pass on the recent or any future increases in fuel prices to our customers. Due to prospects of war and political instability in oil producing countries, fuel prices may continue to increase significantly in 2003. A significant increase in fuel costs could adversely affect our business.

WE MAY BE UNABLE TO EXECUTE OUR FINANCIAL STRATEGY.

     Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

     Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, to fund our internal growth, to acquire other solid waste businesses, repurchase shares of our common stock, minimize our borrowings and take other actions to enhance stockholder value. We cannot assure you that we will generate sufficient cash flow to execute our financial strategy, that we will be able to repurchase our common stock or that we will declare any cash dividends.

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

COMPLIANCE WITH ENVIRONMENTAL AND OTHER LAWS AND REGULATIONS MAY IMPEDE OUR GROWTH.

     We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning, land use and transportation. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition, results of operations or cash flows. A significant judgment or fine against our company, or our loss of significant permits or licenses, could have a material adverse effect on our financial condition, results of operations, cash flows or prospects.

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

     We currently accrue for landfill closure and post-closure costs based on consumption of landfill airspace. As of December 31, 2002, assuming that all available landfill capacity is used, we expect to expense approximately $541.3 million of landfill closure and post-closure costs over the remaining lives of these facilities. We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to us.

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

WE MAY BE UNABLE TO EXTEND THE MATURITY OF OUR REVOLVING SHORT-TERM CREDIT FACILITY.

     We have a revolving short-term credit facility in the principal amount of $300.0 million which expires in July 2003. We anticipate extending the maturity of this credit facility until July 2004. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.

THE OUTCOME OF AUDITS BY THE INTERNAL REVENUE SERVICE MAY ADVERSELY AFFECT OUR COMPANY.

     Through the date of our initial public offering in July 1998, we filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 through 1999. In accordance with the tax sharing agreement we have with AutoNation, we may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998 resulting from this audit. In addition, the Internal Revenue Service is auditing our consolidated tax returns for fiscal years 1998 and 1999. No assurance can be given with respect to the outcome of this audit or the effect it may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Ft. Lauderdale, Florida in leased premises. As of December 31, 2002, we operated approximately 5,400 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

     The following table provides certain information regarding the 56 landfills owned or operated by us as of December 31, 2002:

                                                                                                                        UNUSED
                                                                                             TOTAL       PERMITTED     PERMITTED
            LANDFILL NAME                           LOCATION                   REGION     ACREAGE(2)    ACREAGE(3)    ACREAGE(4)
            -------------              -----------------------------------  ------------  -----------   -----------   -----------
545 Landfill.........................  Winter Garden, Florida               Southern            80            58             8
Apex.................................  Clark County, Nevada                 Western          2,285         1,233         1,074
Brent Run............................  Montrose, Michigan                   Central            544           106            60
Broadhurst Landfill..................  Jesup, Georgia                       Southern           900           105            65
C&T Regional.........................  Linn, Texas                          Southwestern       200            77             5
Carleton Farms.......................  Detroit, Michigan                    Central            640           388           231
Charter Waste........................  Abilene, Texas                       Southwestern       396           300           268
Cedar Trail..........................  Bartow, Florida                      Southern           392            53            --
Chiquita Canyon......................  Valencia, California                 Western            592           257            81
Cleveland Container/JMN..............  Shelby, North Carolina               Southern           179            37            --
Countywide...........................  East Sparta, Ohio                    Eastern            816            88            --
Dozit Landfill.......................  Morganfield, Kentucky                Central            231            47            28
East Carolina Landfill...............  Aulander, North Carolina             Southern           740           113            51
Elk Run..............................  Onaway, Michigan                     Central             99            40            29
Epperson Landfill....................  Williamstown, Kentucky               Central            899           100            40
Foothills Landfill(1)................  Lenior, North Carolina               Southern           231            78            56
Forest Lawn..........................  Three Oaks, Michigan                 Central            278           165            --
Front Range..........................  Denver, Colorado                     Southwestern       602           195           142
Honeygo Run..........................  Perry Hall, Maryland                 Eastern             68            39            13
Kestrel Hawk.........................  Racine, Wisconsin                    Central            218           125            13
Laughlin(1)..........................  Laughlin, Nevada                     Western             40            40            --
Mallard Ridge........................  Delavan, Wisconsin                   Central            659            42             9
Modern...............................  York, Pennsylvania                   Eastern            716           230            22
National Serv-All....................  Fort Wayne, Indiana                  Central            458           204            12
Nine Mile Road.......................  St. Augustine, Florida               Southern           354            28            --
North County.........................  Houston, Texas                       Southwestern       100            31             9
Northwest Tennessee..................  Union City, Tennessee                Central            600           120            76
Oak Grove............................  Winder, Georgia                      Southern           324            60            --
Ohio County Balefill(1)..............  Beaver Dam, Kentucky                 Central            908           178           126
Pepperhill...........................  North Charleston, South Carolina     Southern            37            22            --
Pine Grove...........................  Amanda, Ohio                         Eastern            734           112            72
Pine Ridge...........................  Griffin, Georgia                     Southern           515           196           151
Potrero..............................  Suisan, California                   Western          1,400           190            90
Presidio(1)..........................  Presidio, Texas                      Southwestern        10            10             6
Republic/Alpine(1)...................  Alpine, Texas                        Southwestern        80            74            67
Republic/CSC.........................  Avalon, Texas                        Southwestern       467           190           127
Republic/Maloy.......................  Campbell, Texas                      Southwestern       455           195           124
San Angelo(1)........................  San Angelo, Texas                    Southwestern       257           232           111
Savannah Regional....................  Savannah, Georgia                    Southern           123            56            42
Seabreeze Landfill...................  Clute, Texas                         Southwestern       846           161            23
Seagull..............................  Avalon, California                   Western              6             3            --
Southern Illinois Regional...........  DeSoto, Illinois                     Central            349           113            13
Swiftcreek Landfill..................  Macon, Georgia                       Southern           836            85            18
Tay-Ban..............................  Birch Run, Michigan                  Central             90            40             6
Tri-K Landfill.......................  Stanford, Kentucky                   Central            612            64            33
Union County.........................  Cross Anchor, South Carolina         Southern           600            83            74
United Refuse........................  Fort Wayne, Indiana                  Central            305            77            15
Upper Piedmont Environmental.........  Roxboro, North Carolina              Southern           614            70            39
Uwharrie Landfill(1).................  Mt. Gilead, North Carolina           Southern           967           118            56
Valley View Landfill.................  Sulphur, Kentucky                    Central            894           109            46
Vasco Road...........................  Livermore, California                Western            435           246            89
Victory Environmental................  Terre Haute, Indiana                 Central          1,013           303           165
Wabash Valley........................  Wabash, Indiana                      Central            303            69             7
West Contra Costa County.............  Contra Costa, California             Western            350           188            --
Whitefeather.........................  Pinconning, Michigan                 Central            639            57            26
Worthington..........................  Worthington, Indiana                 Central            338            97            28
                                                                                            ------         -----         -----
       Total.........................                                                       27,824         7,697         3,846
                                                                                            ======         =====         =====

---------------

(1) Operated but not owned by us.
(2) Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned by our company.
(3) Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(4) Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.  LEGAL PROCEEDINGS

     We are and will continue to be involved in various administrative and legal proceedings in the ordinary course of business. We can give you no assurance regarding the outcome of these proceedings or the effect their outcomes may have, or that our insurance coverages or reserves are adequate. A significant judgment against our company, the loss of significant permits or licenses, or the imposition of a significant fine could have a material adverse effect on our financial position, results of operations, cash flows or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock began trading on the New York Stock Exchange on July 1, 1998.

     The following table sets forth the range of the high and low sales prices of our common stock for the periods indicated:

                                                           HIGH     LOW
                                                          ------   ------
2002
First Quarter...........................................  $20.00   $16.45
Second Quarter..........................................   21.77    18.60
Third Quarter...........................................   21.15    16.26
Fourth Quarter..........................................   22.26    18.76

2001
First Quarter...........................................  $19.10   $13.75
Second Quarter..........................................   19.95    17.45
Third Quarter...........................................   20.90    15.60
Fourth Quarter..........................................   20.60    15.25

     On March 21, 2003 the last reported sales price of our common stock was $19.86.

     There were approximately 91 record holders of our common stock at March 21, 2003.

     We did not pay cash dividends on our common stock in 2001 and 2002. We intend to retain all earnings for use in the operation and expansion of our business. However, if we are unable to expand our business by acquiring businesses that satisfy our acquisition growth strategy, we intend to use a portion of our future earnings to repurchase our common stock and we may consider declaring a cash dividend.

     During 2000, 2001 and 2002, our board of directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of our common stock. As of December 31, 2002, we paid $300.1 million to repurchase approximately 17.2 million shares of our stock, of which approximately 8.0 million shares were acquired during 2002 for $150.0 million.

     The information required by Item 201(d) of Regulation S-K is included with
Item 12 of Part III of this Form 10-K, which is incorporated by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

     The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected statement of income data and the other operating data for the years 1999 and 1998 and the selected balance sheet data at December 31, 2000 and 1999 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2002 presentation. See Notes 1, 3 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders' equity and their effect on comparability of year-to-year data.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2002       2001       2000       1999       1998
                                                              --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Revenue.....................................................  $2,365.1   $2,257.5   $2,103.3   $1,869.3   $1,375.0
Expenses:
  Cost of operations........................................   1,472.9    1,422.5    1,271.3    1,131.9      848.6
  Depreciation, amortization and depletion..................     199.6      215.4      197.4      163.2      106.3
  Selling, general and administrative.......................     238.7      236.5      193.9      176.7      135.8
  Other charges (income)....................................      (5.6)      99.6        6.7        6.9         --
                                                              --------   --------   --------   --------   --------
Operating income............................................     459.5      283.5      434.0      390.6      284.3
Interest expense............................................     (77.0)     (80.1)     (81.6)     (64.2)     (44.7)
Interest income.............................................       4.3        4.4        1.7        3.5        1.5
Other income (expense), net.................................       (.3)       1.5        2.3       (3.4)       (.9)
                                                              --------   --------   --------   --------   --------
Income before income taxes..................................     386.5      209.3      356.4      326.5      240.2
Provision for income taxes..................................     146.9       83.8      135.4      125.7       86.5
                                                              --------   --------   --------   --------   --------
Net income..................................................  $  239.6   $  125.5   $  221.0   $  200.8   $  153.7
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings per share(a).....................  $   1.44   $    .73   $   1.26   $   1.14   $   1.13
                                                              ========   ========   ========   ========   ========
Weighted average diluted common and common equivalent shares
  outstanding(a)............................................     166.7      171.1      175.0      175.7      135.6
                                                              ========   ========   ========   ========   ========

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2002       2001       2000       1999       1998
                                                              --------   --------   --------   --------   --------
OTHER OPERATING DATA:
Cash flows from operating activities........................  $  569.7   $  459.2   $  461.8   $  323.8   $  271.1
Capital expenditures (b)....................................     258.6      249.3      208.0      294.5      203.6
Proceeds from the sale of equipment.........................      14.6        8.7       12.6        4.9       10.6
EBITDA(c)...................................................     659.1      498.9      631.4      553.8      390.6
EBITDA margin (d)...........................................      27.9%      22.1%      30.0%      29.6%      28.4%

                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                2002       2001       2000       1999
                                                              --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  141.5   $   16.1   $    2.0   $   13.1
Restricted cash.............................................     175.0      142.3       84.3       10.3
Total assets................................................   4,209.1    3,856.3    3,561.5    3,288.3
Total debt..................................................   1,442.1    1,367.7    1,256.7    1,209.3
Total stockholders' equity..................................   1,881.1    1,755.9    1,674.9    1,502.7

---------------

(a) Prior to our initial public offering on July 1, 1998, we had 100 shares of common stock outstanding, all of which were owned by AutoNation. Historical share and per share data have been retroactively adjusted for the recapitalization of our 100 shares of common stock into 95.7 million shares of common stock in July 1998.
(b) During 2002, we also paid $72.6 million to purchase equipment originally placed into service pursuant to an operating lease.
(c) EBITDA represents operating income plus depreciation, amortization and depletion. While EBITDA data should not be construed as a substitute for operating income, net income or cash flows from operations in analyzing our operating performance, financial position and cash flows, we have included EBITDA data, which is not a measure of financial performance calculated in accordance with accounting principles generally accepted in the United States, because we believe that this data is commonly used by certain investors to evaluate a company's performance in the solid waste industry. Due to the fact that not all companies calculate non-GAAP measures in the same manner, the EBITDA presentation herein may not be comparable to similarly titled measures reported by other companies.
(d) EBITDA margin represents EBITDA divided by revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.

2002 FINANCIAL OBJECTIVES

     In January 2002, we publicly announced our objectives for the year. These objectives included the following:

     - Increasing free cash flow by over 10%.

     - Growing revenue by 1.5% to 2.0%, with 1.0% from price increases and .5% to 1.0% from volume growth.

     - Generating earnings per share of $1.37 to $1.39.

     - Using free cash flow to enhance shareholder value by completing strategic acquisitions and repurchasing up to $125.0 million of our stock.

2002 BUSINESS PERFORMANCE

     We exceeded all four of our financial objectives for 2002 despite a weak economy.

     The economic slowdown which began in 2001 continued to negatively impact the portion of our business servicing the manufacturing sector and non-residential construction activity during 2002. Volumes attributable to manufacturing and construction activity continued to weaken during 2002.

     Despite the weakness we experienced in the aspects of our business noted above, our internal growth from core operations for 2002 was 3.0% with 1.4% from price increases and 1.6% from volume growth. During 2002, we secured several long-term franchise and municipal contracts. We also benefited from the geographic mix of our business which favors high growth markets. As a result, during 2002 we were able to exceed the internal growth objectives we established at the beginning of the year.

     In addition to the impact of the economic slowdown discussed above, during 2002 our operating margins were also negatively impacted by increased costs for risk and health insurance, increased depreciation expense primarily associated with capital additions, and increased revenue from municipal contracts and transfer stations which have lower margins than our other lines of business.

     This decrease in operating margins was partially offset by an increase in recycling commodity prices, a decrease in fuel costs and the termination of our operating lease facility. During 2001, we began a number of initiatives designed to increase efficiencies and reduce costs including the implementation of a number of management information systems such as route optimization, customer relationship tracking and equipment maintenance software. We continued to realize benefits from these initiatives in 2002.

     Notwithstanding the impact of the economic slowdown and the increase in certain expenses, our earnings per share for the year ended December 31, 2002 was $1.42, excluding a gain on sale of certain assets, which exceeded the objective we established at the beginning of the year. We were also able to exceed our free cash flow objective for the year.

     During 2002 our board of directors increased our previously authorized share repurchase program from $125.0 million to $150.0 million. We used our free cash flow during 2002 to repurchase 8.0 million shares of our common stock for $150.0 million.

2003 FINANCIAL OBJECTIVES

     Our financial objectives for 2003 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter 2002. Specific guidance is as follows:

     - Our goal is to generate free cash flow of approximately 90.0% of 2003 net income. We define free cash flow as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of equipment as presented in our Consolidated Statement of Cash Flows.

     - We anticipate using our free cash flow to repurchase shares of our common stock under our $150.0 million share repurchase program approved by our board of directors in October 2002.

     - We anticipate earnings per share of $1.46 to $1.48, including an estimated $.03 of additional landfill costs associated with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," and a change in accounting associated with methane gas collection systems.

     - We anticipate internal growth from core operations to be 2.0% to 3.0%, with approximately 1.0% to 1.5% attributable to price increases and 1.0% to 1.5% attributable to volume growth.

BUSINESS INITIATIVES

     Our business initiatives for 2003 are generally a continuation of those initiated in the prior two years and are dependent on standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our new systems is essential to the overall success of our initiatives. Our business initiatives for 2003 are as follows:

     - Improve the quality of our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we implemented the second generation of this software which we call RSI 1.0. RSI 1.0, our company's core business system, provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis.

      We currently monitor our return on investment by market place and are in the process of instituting a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

      During 2001, we also implemented a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. Our focus during 2003 will be to ensure our sales force is properly trained on this system and using it as intended.

     - Improve the productivity of our operations. We have instituted a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2003, we will continue to update our disposal optimization reviews. These reviews determine which local disposal option maximizes our return on invested capital and cash flow.

     - Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and procurement system. Among other features, this system will track parts inventories, generate automatic quantity order points and log all maintenance work. It will allow us to capture and review information to ensure our preventive maintenance programs comply with manufacturers' warranties. In addition, the purchase order module within this system will allow us to cross-reference purchasing information with our inventory. We expect to have Dossier implemented at all of our hauling and landfill operations by the end of 2003.

     - Enhance operational and financial reporting systems. We currently have several initiatives underway aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

      The most significant of these systems is our enterprise-wide general ledger package. We successfully converted all of our locations to Lawson general ledger software in 2002 and we are currently in the process of converting all of our locations to Lawson fixed asset software.

      All of the system initiatives mentioned above will provide us with more consistent and detailed information, thus allowing us to make quicker and more informed business decisions. In addition, during 2001, all of our significant software applications were standardized and centralized at our data center in Fort Lauderdale, Florida. This standardization and centralization provides us with consolidated information concerning our operations across a variety of operational and financial disciplines. It also significantly enhances our ability to execute our disaster recovery plan, if necessary.

     - Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of the recent increase in insurance costs, we expanded our safety training programs in 2002. We have signed a multi-year agreement with DuPont Safety Resources to assist in successfully completing this initiative.

OUR BUSINESS

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 142 collection companies in 22 states. We also own or operate 90 transfer stations, 56 solid waste landfills and 33 recycling facilities.

     We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling and compost, mulch and soil operations.

     The following table reflects our total revenue by source for the years ended December 31, 2002, 2001 and 2000 (in millions):

                                        2002               2001               2000
                                  ----------------   ----------------   ----------------
Collection:
  Residential..................   $  530.7    22.4%  $  479.7    21.2%  $  434.6    20.6%
  Commercial...................      696.7    29.5      686.0    30.4      627.8    29.9
  Industrial...................      501.6    21.2      509.6    22.6      486.5    23.1
  Other........................       50.8     2.1       47.5     2.1       47.6     2.3
                                  --------   -----   --------   -----   --------   -----
          Total collection.....    1,779.8    75.2    1,722.8    76.3    1,596.5    75.9
                                  --------           --------           --------
Transfer and disposal..........      854.1              780.8              717.4
Less: Intercompany.............     (428.5)            (405.0)            (364.5)
                                  --------           --------           --------
  Transfer and disposal, net...      425.6    18.0      375.8    16.7      352.9    16.8
Other..........................      159.7     6.8      158.9     7.0      153.9     7.3
                                  --------   -----   --------   -----   --------   -----
          Total revenue........   $2,365.1   100.0%  $2,257.5   100.0%  $2,103.3   100.0%
                                  ========   =====   ========   =====   ========   =====

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection operations to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 5% of our consolidated revenue in any of the last three years.

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 2002, approximately 53% of the total volume of waste we collected was disposed of at landfills we own or operate.

     Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, accruals for closure and post-closure costs, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized or accrued, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire, construct, close and maintain a site during the post-closure period.

     Cost and airspace estimates are developed annually by independent engineers together with our engineers. These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes in design and changes due to the addition of airspace lying in expansion areas that we believe has a probable likelihood of being permitted.

CRITICAL ACCOUNTING POLICIES AND DISCLOSURES

     Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. In the past, we significantly expanded our accounting disclosures in a number of areas that require subjective or complex judgments including landfill accounting, fixed assets and the activity in various balance sheet accounts such as closure and post-closure accruals, self-insurance reserves and allowance for doubtful accounts. As part of our continuing commitment to reliable and transparent financial reporting that allows the users of our financial statements to make more informed decisions, we have prepared the following list of accounting policies that we believe are the most critical in understanding our company's financial condition, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain.

     The following policies related to our landfill accounting are effective through December 31, 2002. On January 1, 2003, certain of our policies will change upon the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." See Note 2, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements for further information.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
LANDFILL ACCOUNTING:
Life Cycle Accounting  We use life cycle       Cost and airspace       Management's
                       accounting and the      estimates are           Discussion and
                       units-of-consumption    developed annually by   Analysis of Financial
                       method to recognize     independent and/or      Condition and Results
                       certain landfill        company engineers.      of
                       costs over the life     Changes in these        Operations -- Landfill
                       of the site. In life    estimates could         and Environmental
                       cycle accounting, all   significantly affect    Matters.
                       costs to acquire,       our amortization,
                       construct, close and    depletion, closure      Note 4, Accrued
                       maintain a site         and post-closure        Landfill,
                       during post-closure     expense.                Environmental and
                       are capitalized or                              Legal Costs in the
                       accrued, and charged                            Consolidated
                       to expense based upon                           Financial Statements.
                       the consumption of
                       cubic yards of
                       available airspace.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
Probable Expansion     We include in our       We have developed six   Management's
Airspace               calculation of total    criteria that must be   Discussion and
                       available airspace      met before an           Analysis of Financial
                       expansion areas that    expansion area is       Condition and Results
                       we believe have a       designated as           of
                       probable likelihood     probable expansion      Operations -- Landfill
                       that the expansion      airspace. We believe    and Environmental
                       area will ultimately    that satisfying each    Matters.
                       be permitted.           of these criteria
                                               demonstrates a high     Note 4, Accrued
                                               likelihood that         Landfill,
                                               expansion airspace      Environmental and
                                               that is incorporated    Legal Costs in the
                                               in our landfill         Consolidated
                                               costing will be         Financial Statements.
                                               permitted. However,
                                               because some of these
                                               criteria are
                                               judgmental, they may
                                               exclude expansion
                                               airspace that will
                                               eventually be
                                               permitted or include
                                               expansion airspace
                                               that will not be
                                               permitted. In either
                                               of these scenarios,
                                               our amortization,
                                               depletion, closure
                                               and post-closure
                                               expense could change
                                               significantly.
Closure and Post-      Costs for final         Total future costs      Management's
Closure                closure of our          for closure and         Discussion and
                       landfills and costs     post-closure are        Analysis of Financial
                       for providing           developed annually by   Condition and Results
                       required post-closure   independent and the     of
                       monitoring and          company's engineers.    Operations -- Landfill
                       maintenance are         Changes in these        and Environmental
                       charged to cost of      estimates could         Matters
                       operations based upon   affect our closure      and -- Selected
                       consumed airspace       and post- closure       Balance Sheet
                       using the units-of-     expense.                Accounts.
                       consumption method.
                       These costs are not                             Note 4, Accrued
                       inflated or                                     Landfill,
                       discounted to the                               Environmental and
                       present value of                                Legal Costs in the
                       total estimated                                 Consolidated
                       costs.                                          Financial Statements.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
SELF-INSURANCE:
                       Our insurance           Estimates of claims     Management's
                       programs for worker's   development and         Discussion and
                       compensation, general   claims incurred but     Analysis of Financial
                       liability, vehicle      not reported are        Condition and Results
                       liability and           developed by us and     of
                       employee-related        by our independent      Operations -- Selected
                       health care benefits    actuary. If actual      Balance Sheet
                       are effectively         claims experience or    Accounts.
                       self-insured.           development is
                       Self-insurance          significantly           Note 12, Commitments
                       accruals are based on   different than our      and Contingencies in
                       claims filed and        estimates, our          the Consolidated
                       estimates of claims     self-insurance          Financial Statements.
                       incurred but not        expense would change.
                       reported.
PROPERTY AND
EQUIPMENT:
Expenditures for       Expenditures for        Whether certain         Management's
Improvements, Repairs  major additions and     expenditures improve    Discussion and
and Maintenance        improvements to         an asset or lengthen    Analysis of Financial
                       facilities are          its useful life is      Condition and Results
                       capitalized. All        subject to our          of
                       expenditures for        judgment.               Operations -- Selected
                       maintenance and         Accordingly, the        Balance Sheet
                       repairs are expensed    actual useful lives     Accounts
                       when incurred.          of our assets could     and -- Property and
                                               differ from our         Equipment.
                                               estimates.
                                                                       Note 2, Summary of
                                                                       Significant
                                                                       Accounting Policies
                                                                       in the Consolidated
                                                                       Financial Statements.
Useful Lives           Property and            Our estimates           Management's
                       equipment are           regarding the useful    Discussion and
                       recorded at cost.       lives of our            Analysis of Financial
                       Depreciation and        depreciable assets      Condition and Results
                       amortization expense    are based on our        of
                       is provided over the    judgment.               Operations -- Selected
                       estimated useful        Accordingly, actual     Balance Sheet
                       lives of the            useful lives could      Accounts
                       applicable assets       differ from our         and -- Property and
                       using the               estimates.              Equipment.
                       straight-line method.
                       The estimated useful                            Note 2, Summary of
                       lives are twenty to                             Significant
                       forty years for                                 Accounting Policies
                       buildings and                                   in the Consolidated
                       improvements, five to                           Financial Statements.
                       twelve years for
                       vehicles, seven to
                       ten years for most
                       landfill equipment,
                       five to fifteen years
                       for all other
                       equipment, and five
                       to ten years for
                       furniture and
                       fixtures.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
Capitalized Interest   We capitalize           Capitalizing too        Management's
                       interest on landfill    little or too much      Discussion and
                       cell construction and   interest expense        Analysis of Financial
                       other construction      could lead to a         Condition and Results
                       projects in             misstatement of         of
                       accordance with         interest expense in     Operations -- Selected
                       Statement of            the statement of        Balance Sheet
                       Financial Accounting    income. In order to     Accounts and
                       Standards No. 34,       minimize this risk,      -- Property and
                       "Capitalization of      construction projects   Equipment.
                       Interest Cost."         must meet the           Note 2, Summary of
                                               following criteria      Significant
                                               before interest is      Accounting Policies
                                               capitalized:            in the Consolidated
                                               1. Total construction   Financial Statements.
                                                  costs are $50,000
                                                  or greater,
                                               2. the construction
                                               phase is one month or
                                                  longer, and
                                               3. the assets have a
                                                  useful life of one
                                                  year or longer.
REVENUE AND ACCOUNTS
RECEIVABLE:
                       Revenue consists        Establishing reserves   Management's
                       primarily of            against specific        Discussion and
                       collection fees from    accounts receivable     Analysis of Financial
                       various customer        and the overall         Condition and Results
                       types and transfer      adequacy of our         of
                       and landfill disposal   accounts receivable     Operations -- Selected
                       fees charged to third   reserve is a matter     Balance Sheet
                       parties. Advance        of judgment. If our     Accounts.
                       billings are recorded   judgment and
                       as deferred revenue.    estimates concerning    Note 2, Summary of
                       Revenue is recognized   the adequacy of our     Significant
                       over the period in      reserve for accounts    Accounting Policies
                       which services are      receivable is           in the Consolidated
                       provided. No one        incorrect, bad debt     Financial Statements.
                       customer has            expense would change.
                       individually
                       accounted for more
                       than 10.0% of our
                       consolidated revenue
                       of any of our
                       reportable segments
                       in any of the past
                       three years. Reserves
                       for accounts
                       receivable are
                       provided when a
                       receivable is
                       believed to be
                       uncollectible or
                       generally when a
                       receivable is in
                       excess of 90 days
                       old.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
DERIVATIVES:
                       From time to time, we   The hedging             Management's
                       use derivatives to      relationships we have   Discussion and
                       limit our exposure to   entered into are        Analysis of Financial
                       fluctuations in         expected to be either   Condition and Results
                       diesel fuel prices      100% effective or       of
                       and interest rates.     highly effective and    Operations -- Financial
                       These derivatives       have been determined    Condition and -- Fuel
                       have been accounted     to meet the criteria    Hedge.
                       for in accordance       for hedge accounting.
                       with Statement of       If, in the future,      Note 5, Notes Payable
                       Financial Accounting    these relationships     and Long-Term Debt
                       Standards No. 133,      are no longer           and Note 11, Fuel
                       "Accounting for         expected to be 100%     Hedge in the
                       Derivative              or highly effective,    Consolidated
                       Instruments and         or if they no longer    Financial Statements.
                       Hedging Activities."    meet the criteria for
                                               hedge accounting, our
                                               results of operations
                                               could change.

                                                   SUBJECTIVE OR            DISCLOSURE
POLICY                      DESCRIPTION          COMPLEX JUDGMENTS           REFERENCE
LONG-LIVED ASSET
IMPAIRMENTS:
                       Long-lived assets       Our estimates of        Management's
                       consist primarily of    future cash flows and   Discussion and
                       property, equipment,    fair values are based   Analysis of Financial
                       goodwill and other      on our judgment.        Condition and Results
                       intangible assets. We   Accordingly, we could   of
                       periodically evaluate   designate certain       Operations -- Property
                       whether events and      assets as impaired      and Equipment.
                       circumstances have      that are not and fail
                       occurred (as further    to identify certain     Note 2, Summary of
                       described in Note 2     impaired assets.        Significant
                       of the Consolidated                             Accounting Policies
                       Financial Statements)                           in the Consolidated
                       that may warrant                                Financial Statements.
                       revision of the
                       estimated useful life
                       of long-lived assets
                       or whether the
                       remaining balance of
                       these assets should
                       be evaluated for
                       possible impairment.
                       We use an estimate of
                       the undiscounted cash
                       flow over the
                       remaining life of the
                       assets in assessing
                       their recoverability.
                       In addition, goodwill
                       is tested for
                       impairment on an
                       annual basis or more
                       frequently if
                       indicators of
                       impairment arise. In
                       testing for
                       impairment, we
                       estimate the fair
                       value of each
                       operating segment of
                       our business and
                       compare the fair
                       values with the
                       carrying values. We
                       measure impairment
                       loss as the amount by
                       which the carrying
                       amount of the asset
                       or operating segment
                       exceeds its fair
                       value.

BUSINESS COMBINATIONS

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

     We acquired various solid waste businesses during the year ended December 31, 2002. The aggregate purchase price we paid for these transactions was $55.8 million.

     We acquired various solid waste businesses during the year ended December 31, 2001. The aggregate purchase price we paid for these transactions was $287.7 million. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $247.5 million.

     In July 1999, we entered into a definitive agreement with Allied Waste Industries to acquire certain solid waste assets. In 2000, we had completed the purchase of these assets for approximately $105.5 million in cash, $85.8 million of which were acquired during 2000. In October 1999, we entered into a definitive agreement with Allied for the simultaneous purchase and sale of certain other solid waste assets. In 2000, we and Allied had completed the purchase and sale of these assets of which annual revenue was approximately $145.0 million. Our net proceeds from the cash portion of the exchange of assets were $30.7 million. All of these transactions have been accounted for under the purchase method of accounting.

     In addition to the acquisitions from Allied, we also acquired various other solid waste businesses during the year ended December 31, 2000. The aggregate purchase price we paid in these transactions was $102.5 million in cash.

     Cost in excess of fair value of net assets acquired for 2002 acquisitions totaled approximately $40.1 million. As of December 31, 2002 we had intangible assets, net of accumulated amortization, of $1,569.9 million, which consist primarily of the cost in excess of fair value of net assets acquired.

     During 2002, $5.1 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. As of December 31, 2002, we had $1,026.3 million of landfill development costs which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. When a landfill is acquired as part of a group of assets, purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace which includes probable expansion airspace where appropriate.

     Cost in excess of fair value of net assets acquired for 2001 acquisitions totaled approximately $223.3 million. As of December 31, 2001, we had intangible assets, net of accumulated amortization, of $1,551.6 million, which consists primarily of the cost in excess of fair value of net assets acquired. In addition, during 2001, $62.6 million of the total purchase price for acquisitions and contingent payments to former owners was allocated to landfill airspace.

     Cost in excess of fair value of net assets acquired for 2000 acquisitions totaled approximately $253.4 million. As of December 31, 2000, we had intangible assets, net of accumulated amortization, of $1,435.0 million, which consists primarily of the cost in excess of fair value of net assets acquired. In addition, during 2000, $30.9 million of the total purchase price for acquisitions and contingent payments to former owners was allocated to landfill airspace.

CONSOLIDATED RESULTS OF OPERATIONS

  Years Ended December 31, 2002, 2001 and 2000

     Our net income was $239.6 million for the year ended December 31, 2002, as compared to $125.5 million in 2001 and $221.0 million in 2000. Our operating results for the years ended December 31, 2002, 2001 and 2000 include other charges (income) described below.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 2000 through 2002:

                                                   2002                2001                2000
                                             ----------------    ----------------    ----------------
                                                $         %         $         %         $         %
                                             --------   -----    --------   -----    --------   -----
Revenue....................................  $2,365.1   100.0%   $2,257.5   100.0%   $2,103.3   100.0%
Cost of operations.........................   1,472.9    62.3     1,422.5    63.0     1,271.3    60.5
Depreciation, amortization and depletion of
  property and equipment...................     193.5     8.2       168.3     7.4       157.0     7.5
Amortization of intangible assets..........       6.1      .2        47.1     2.1        40.4     1.9
Selling, general and administrative
  expenses.................................     238.7    10.1       236.5    10.5       193.9     9.2
Other charges (income).....................      (5.6)    (.2)       99.6     4.4         6.7      .3
                                             --------   -----    --------   -----    --------   -----
    Operating income.......................  $  459.5    19.4%   $  283.5    12.6%   $  434.0    20.6%
                                             ========   =====    ========   =====    ========   =====

     Revenue. Revenue was $2,365.1 million, $2,257.5 million and $2,103.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenue increased by $107.6 million, or 4.8%, from 2001 to 2002. Revenue increased by $154.2 million, or 7.3%, from 2000 to 2001. The following table reflects the components of our revenue growth for the years ended December 31, 2002, 2001 and 2000:

                                                          2002   2001   2000
                                                          ----   ----   ----
Core price..............................................  1.4%    1.9%   2.5%
Recycling commodities...................................   .4    (1.1)    --
                                                          ---    ----   ----
          Total price...................................  1.8      .8    2.5
                                                          ---    ----   ----
Core volume.............................................  1.6     1.5    3.5
Non-core volume.........................................   .4      .8     --
                                                          ---    ----   ----
          Total volume..................................  2.0     2.3    3.5
                                                          ---    ----   ----
          Total internal growth.........................  3.8     3.1    6.0
Acquisitions............................................   .8     4.2    6.5
Taxes(a)................................................   .2      --     --
                                                          ---    ----   ----
          Total revenue growth..........................  4.8%    7.3%  12.5%
                                                          ===    ====   ====

---------------

(a) Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     The economic slowdown which began in 2001 continued to negatively impact the portion of our business servicing the manufacturing sector and non-residential construction industry during 2002. Volumes attributable to manufacturing and construction activity continued to weaken during 2002.

     The weakness in our business attributable to the economic slowdown was partially offset by an increase in recycling commodity prices in the early part of 2002.

     Despite the weakness we experienced in the aspects of our business noted above, our internal growth from core operations for 2002 was 3.0%. During 2002, we secured several long-term franchise and municipal contracts. We also benefited from the geographic mix of our business which favors high growth markets.

     During the first and second quarters of 2001, our revenue was negatively impacted by weakness in recycling commodity prices. In addition, during the second quarter of 2001, we began to see a slowdown in revenue from the manufacturing sector, particularly in the Midwestern and Mid-Atlantic states.

     During the third quarter of 2001, the economic slowdown began to impact our industrial business servicing the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity began to weaken. In addition, the slowdown we began to experience in the second quarter in the manufacturing sector became more acute as we experienced significant shift reductions and plant closings in the Southeastern United States, particularly in the textile and home furnishing industries in the Carolinas. These conditions were reflected in our internal growth numbers, which were approximately half of what we experienced in prior quarters.

     During the fourth quarter of 2001, we continued to see a weakening in waste volumes from the manufacturing sector. We also continued to see a slowdown in commercial construction and special waste activity which resulted in both volume reductions and price sensitivity for these services. Furthermore, we began to see a softening in residential construction activity.

     We anticipate internal growth from core operations to be 2.0% to 3.0% during 2003 assuming no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2002. However, our price and volume growth may remain flat or may decline in 2003 depending upon the severity and duration of the economic slowdown.

     Cost of Operations. Cost of operations was $1,472.9 million, $1,422.5 million and $1,271.3 million, or, as a percentage of revenue, 62.3%, 63.0% and 60.5%, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The increase in aggregate dollars from 2001 to 2002 is primarily a result of the expansion of our operations through acquisitions and internal growth. During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $24.2 million was recorded to cost of operations which relates primarily to the downsizing of our compost, mulch and soil business and related inventory adjustments and an increase in self-insurance reserves.

     Excluding the impact of this charge, cost of operations for 2001 was $1,398.3 million, or 61.9% as a percent of revenue. The increase in adjusted cost of operations as a percentage of revenue from 2001 to 2002 is primarily the result of the economic slowdown, higher costs for risk and health insurance, and increased revenue from municipal contracts and transfer stations which have higher operating costs. These increases in cost of operations were partially offset by improved operating efficiencies, higher recycling commodity prices, lower fuel costs and the termination of our operating lease facility.

     The increase in aggregate dollars from 2000 to 2001 is primarily a result of the expansion of our operations through acquisitions and internal growth. The increase in cost of operations as a percentage of revenue from 2000 to 2001, excluding the impact of the charge recorded in the fourth quarter of 2001, is primarily a result of the economic slowdown, lower recycling commodity prices, higher labor costs and higher costs for risk and health insurance partially offset by improved operating efficiencies and revenue mix. In addition, during the third quarter of 2001 we continued to be successful in attracting municipal customers; however, these customers generally produce lower margins than other customers.

     To date in 2003, we have experienced a significant increase in fuel prices. We believe that cost of operations as a percentage of revenue may continue to remain high or increase further depending upon the cost of fuel, health insurance, risk insurance and other key components of our cost structure and the severity and duration of the economic slowdown.

     Depreciation, Amortization and Depletion of Property and
Equipment. Depreciation, amortization and depletion expenses for property and equipment were $193.5 million, $168.3 million and $157.0 million, or, as a percentage of revenue, 8.2%, 7.4% and 7.5%, for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in aggregate dollars for all periods presented is primarily due to acquisitions and capital expenditures. The increase as a percentage of revenue from 2001 to 2002 is primarily due to higher depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease. The decrease as a percentage of revenue from 2000 to 2001 is primarily due to lower depletion expense at our landfills resulting from higher compaction and more cost efficient cell construction.

     Amortization of Intangible Assets. Intangible assets consist primarily of cost in excess of fair value of net assets acquired, but also includes values assigned to long-term contracts and covenants not to compete. Expenses for amortization of intangible assets were $6.1 million, $47.1 million and $40.4 million, or, as a percentage of revenue, .2%, 2.1% and 1.9%, for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in aggregate dollars and as a percent of revenue from 2001 to 2002 is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 under which most of our intangible assets are no longer subject to amortization. The increase in aggregate dollars and as a percentage of revenue from 2000 to 2001 is primarily due to an increase in the aggregate dollar amount of acquisitions accounted for using the purchase method of accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $238.7 million, $236.5 million and $193.9 million, or, as a percentage of revenue, 10.1%, 10.5% and 9.2%, for the years ended December 31, 2002, 2001 and 2000, respectively. The increases in aggregate dollars are primarily a result of the expansion of our operations through acquisitions and internal growth.

     During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $8.2 million was recorded to selling, general and administrative expenses which relates primarily to an increase in bad debt expense resulting from the economic slowdown. Excluding the impact of this charge, selling, general and administrative expenses for 2001 were $228.3 million, or 10.1% as a percent of revenue, which is consistent with 2002. The increase in selling, general and administrative expenses as a percentage of revenue from 2000 to 2001 is primarily due to the strengthening of our regional management structure and various systems and training initiatives. We believe that selling, general and administrative expenses in the range of 10% of revenue is appropriate for 2003 given our business platform. However, selling, general and administrative expenses as a percentage of revenue may increase depending upon the severity and duration of the economic slowdown.

     Other Charges. During the fourth quarter of 2002, we recorded a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

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

     Operating Income. Operating income was $459.5 million, $283.5 million and $434.0 million, or, as a percentage of revenue, 19.4%, 12.6% and 20.6%, for the years ended December 31, 2002, 2001 and 2000, respectively. Excluding the impact of the other charges (income) we recorded in the fourth quarters of 2002 and 2001, our operating income was $453.9 million, or 19.2%, and $415.5 million, or 18.4%, for the years ended December 31, 2002 and 2001, respectively.

     Interest Expense. We incurred interest expense on our revolving credit facility, unsecured notes and tax-exempt bonds. Interest expense was $77.0 million, $80.1 million and $81.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in interest expense is due to a general market decrease in interest rates and an increase in tax-exempt financings which generally bear interest at lower rates than our unsecured notes. The decrease in interest expense is also due to interest rate swap agreements that we entered into during 2001 and 2002.

     Capitalized interest was $2.5 million, $3.3 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $4.0 million, $5.9 million and $4.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The variances during the periods are primarily due to fluctuations in cash balances on hand and related interest income and net gains on the disposition of assets during 2000 and 2001.

     Income Taxes. Our provision for income taxes was $146.9 million, $83.8 million and $135.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our effective income tax rate was 38.0%, 40.0% and 38.0% for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in our effective tax rate from 2000 to 2001 is the result of certain non-tax-deductible items included in the charge that we recorded during the fourth quarter of 2001. Excluding the impact of this charge, our effective tax rate for 2001 was 38.0%.

     Consolidated Results of Operations. Our net income for the year ended December 31, 2002 was $239.6 million. Our adjusted net income was $236.1 million for the year ended December 31, 2002. Our adjusted operating results exclude a $5.6 million pre-tax, or a $3.5 million after-tax, gain we recorded during the fourth quarter of 2002 on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

LANDFILL AND ENVIRONMENTAL MATTERS

     Among our most significant investments and most valuable assets are our landfills. The additional disclosures included in this section provide the users of our financial statements with a clearer understanding of our investment in our landfills and various accounting principles that are unique to landfill operations.

  Available Airspace

     The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2000, 2001 and 2002:

                                  BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    BALANCE AS OF
                                  DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                      1999        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES        2000
                                  -------------   ----------   ---------------   -------   --------   -----------   -------------
Permitted airspace:
  Cubic yards (in millions).....     1,304.1           --             8.8          74.6     (32.5)          .1         1,355.1
  Number of sites...............          55                           (2)           --                                     53
Expansion airspace:
  Cubic yards (in millions).....       369.7         31.4           (27.1)        (74.6)       --           --           299.4
  Number of sites...............          20            2              (1)           (4)                                    17
                                     -------        -----           -----         -----     -----        -----         -------
Total available airspace:
  Cubic yards (in millions).....     1,673.8         31.4           (18.3)           --     (32.5)          .1         1,654.5
                                     =======        =====           =====         =====     =====        =====         =======
  Number of sites...............          55                           (2)                                                  53
                                     =======                        =====                                              =======

                               BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    CHANGES
                               DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING     IN
                                   2000        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES    DESIGN
                               -------------   ----------   ---------------   -------   --------   -----------   -------
Permitted airspace:
  Cubic yards (in millions)       1,355.1           --             7.5            .7     (32.5)        (1.8)        --
  Number of sites............          53                            1            --
Expansion airspace:
  Cubic yards (in
    millions)................       299.4         34.7           (26.5)           --        --           .9       51.1
  Number of sites............          17            4              (1)           --        --
                                  -------        -----           -----         -----     -----        -----       ----
Total available airspace:
  Cubic yards (in millions)       1,654.5         34.7           (19.0)           .7     (32.5)         (.9)      51.1
                                  =======        =====           =====         =====     =====        =====       ====
Number of sites..............          53                            1
                                  =======                        =====

                               BALANCE AS OF
                               DECEMBER 31,
                                   2001
                               -------------
Permitted airspace:
  Cubic yards (in millions)       1,329.0
  Number of sites............          54
Expansion airspace:
  Cubic yards (in
    millions)................       359.6
  Number of sites............          20
                                  -------
Total available airspace:
  Cubic yards (in millions)       1,688.6
                                  =======
Number of sites..............          54
                                  =======

                               BALANCE AS OF      NEW          LANDFILLS                           CHANGES IN    CHANGES
                               DECEMBER 31,    EXPANSIONS    ACQUIRED, NET    PERMITS   AIRSPACE   ENGINEERING     IN
                                   2001        UNDERTAKEN   OF DIVESTITURES   GRANTED   CONSUMED    ESTIMATES    DESIGN
                               -------------   ----------   ---------------   -------   --------   -----------   -------
Permitted airspace:
  Cubic yards (in
    millions)................     1,329.0           --             4.9          45.1     (34.6)        13.1         .4
  Number of sites............          54                            1             1
Expansion airspace:
  Cubic yards (in
    millions)................       359.6          4.3              --         (35.7)       --         (2.1)      27.2
  Number of sites............          20            2              --            (2)       --
                                  -------        -----           -----         -----     -----        -----       ----
Total available airspace:
  Cubic yards (in
    millions)................     1,688.6          4.3             4.9           9.4     (34.6)        11.0       27.6
                                  =======        =====           =====         =====     =====        =====       ====
Number of sites..............          54                            1             1
                                  =======                        =====         =====

                               BALANCE AS OF
                               DECEMBER 31,
                                   2002
                               -------------
Permitted airspace:
  Cubic yards (in
    millions)................     1,357.9
  Number of sites............          56
Expansion airspace:
  Cubic yards (in
    millions)................       353.3
  Number of sites............          20
                                  -------
Total available airspace:
  Cubic yards (in
    millions)................     1,711.2
                                  =======
Number of sites..............          56
                                  =======

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill's footprint or vertical slopes.

     During 2000, we actively pursued obtaining landfill permits which resulted in adding over twice as much permitted airspace during the year than was consumed. During 2001, total available airspace increased by 34.1 million cubic yards primarily due to changes in design partially offset by consumption. During 2002, total available airspace increased by 22.6 million cubic yards primarily due to the opening of a greenfield site in South Carolina, and changes in engineering estimates partially offset by consumption.

     As of December 31, 2002, we owned or operated 56 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of December 31, 2002, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 4, Accrued Landfill, Environmental and Legal Costs of the Notes to our Consolidated Financial Statements for further information.

     As of December 31, 2002, twenty of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these twenty landfills have an estimated remaining average site life of 32 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 34 years.

     As of December 31, 2002, five of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of December 31, 2002, nine of our twenty landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining six landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

  Closure and Post-Closure Costs

     The following table reflects our closure and post-closure expense per cubic yard of airspace consumed for the years ended December 31, 2002, 2001 and 2000:

                                                              2002    2001    2000
                                                              -----   -----   -----
Closure and post-closure expense (in millions)..............  $26.1   $22.9   $23.4
Cubic yards of airspace consumed (in millions)..............   34.6    32.5    32.5
Closure and post-closure expense per cubic yard.............  $ .75   $ .70   $ .72

     As of December 31, 2002, accrued closure and post-closure costs were $255.8 million. The current portion of these costs of $22.1 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $233.7 million is reflected in our Consolidated Balance Sheets in accrued landfill, environmental and legal costs. As of December 31, 2002, assuming that all available landfill capacity is used, we expect to expense approximately $541.3 million of additional closure and post-closure costs over the remaining lives of our facilities.

     Our estimates for closure and post-closure do not take into account discounts for the present value of total estimated costs. If total estimated costs were discounted to present value, they would be lower.

  Investment in Landfills

     The following tables reflect changes in our investment in landfills for the years ended December 31, 2000, 2001 and 2002 and the future expected investment as of December 31, 2002 (in millions):

                                                           LANDFILLS
                              BALANCE AS OF                ACQUIRED,      TRANSFERS      IMPAIRED      ADDITIONS    BALANCE AS OF
                              DECEMBER 31,     CAPITAL       NET OF          AND           ASSET       CHARGED TO   DECEMBER 31,
                                  1999        ADDITIONS   DIVESTITURES   ADJUSTMENTS    WRITE-DOWN      EXPENSE         2000
                              -------------   ---------   ------------   -----------   -------------   ----------   -------------
Non-depletable landfill
  land......................     $ 46.4         $  .5        $  1.1        $  (.8)       $     --       $     --      $    47.2
Landfill development
  costs.....................      827.6           7.6         (16.0)         58.0           (11.7)            --          865.5
Construction in
  progress -- landfill......       44.3          62.1           (.1)        (59.7)             --             --           46.6
Accumulated depletion and
  amortization..............     (135.1)           --          10.5            .2             6.8          (61.9)        (179.5)
                                 ------         -----        ------        ------        --------       --------      ---------
Net investment in landfill
  land and development
  costs.....................     $783.2         $70.2        $ (4.5)       $ (2.3)       $   (4.9)      $  (61.9)     $   779.8
                                 ======         =====        ======        ======        ========       ========      =========

                                                                        LANDFILLS
                             BALANCE AS OF                              ACQUIRED,      TRANSFERS      IMPAIRED      ADDITIONS
                             DECEMBER 31,     CAPITAL                     NET OF          AND           ASSET       CHARGED TO
                                 2000        ADDITIONS   RETIREMENTS   DIVESTITURES   ADJUSTMENTS    WRITE-DOWN      EXPENSE
                             -------------   ---------   -----------   ------------   -----------   -------------   ----------
Non-depletable landfill
  land.....................     $ 47.2         $ 5.1       $  (.9)        $  2.3        $ (2.2)       $   (1.0)      $     --
Landfill development
  costs....................      865.5           5.0           --           30.7          86.8           (29.2)            --
Construction in progress --
  landfill.................       46.6          58.4           --            (.4)        (87.0)             --             --
Accumulated depletion and
  amortization.............     (179.5)           --           --            3.9            .3             (.2)         (61.5)
                                ------         -----       ------         ------        ------        --------       --------
Net investment in landfill
  land and development
  costs....................     $779.8         $68.5       $  (.9)        $ 36.5        $ (2.1)       $  (30.4)      $  (61.5)
                                ======         =====       ======         ======        ======        ========       ========


                             BALANCE AS OF
                             DECEMBER 31,
                                 2001
                             -------------
Non-depletable landfill
  land.....................    $    50.5
Landfill development
  costs....................        958.8
Construction in progress --
  landfill.................         17.6
Accumulated depletion and
  amortization.............       (237.0)
                               ---------
Net investment in landfill
  land and development
  costs....................    $   789.9
                               =========

                                                                         LANDFILLS
                              BALANCE AS OF                              ACQUIRED,       TRANSFERS     ADDITIONS    BALANCE AS OF
                              DECEMBER 31,     CAPITAL                     NET OF           AND        CHARGED TO   DECEMBER 31,
                                  2001        ADDITIONS   RETIREMENTS   DIVESTITURES    ADJUSTMENTS     EXPENSE         2002
                              -------------   ---------   -----------   ------------   -------------   ----------   -------------
Non-depletable landfill
  land......................     $ 50.5         $ 3.3       $   --         $   --        $     .2       $     --      $    54.0
Landfill development
  costs.....................      958.8          18.1           --            5.1            44.3             --        1,026.3
Construction in progress --
  landfill..................       17.6          56.0           --             --           (41.3)            --           32.3
Accumulated depletion and
  amortization..............     (237.0)           --           --             --              .3          (67.4)        (304.1)
                                 ------         -----       ------         ------        --------       --------      ---------
Net investment in landfill
  land and development
  costs.....................     $789.9         $77.4       $   --         $  5.1        $    3.5       $  (67.4)     $   808.5
                                 ======         =====       ======         ======        ========       ========      =========

                                                              BALANCE AS OF
                                                                DECEMBER       EXPECTED       TOTAL
                                                                   31,          FUTURE       EXPECTED
                                                                  2002        INVESTMENT    INVESTMENT
                                                              -------------   ----------   ------------
Non-depletable landfill land................................    $   54.0       $     --     $    54.0
Landfill development costs..................................     1,026.3        1,146.4       2,172.7
Construction in progress -- landfill........................        32.3             --          32.3
Accumulated depletion and amortization......................      (304.1)            --        (304.1)
                                                                --------       --------     ---------
Net investment in landfill land and development costs.......    $  808.5       $1,146.4     $ 1,954.9
                                                                ========       ========     =========

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion and amortization expense for the years ended December 31, 2002, 2001 and 2000:

                                                             2002       2001       2000
                                                           --------   --------   --------
Number of landfills owned or operated....................        56         54         53
Net investment, excluding non-depletable land (in
  millions)..............................................  $  754.5   $  739.4   $  732.6
Total estimated available disposal capacity (in millions
  of cubic yards)........................................   1,711.2    1,688.6    1,654.5
Net investment per cubic yard............................  $    .44   $    .44   $    .44
Landfill depletion and amortization expense (in
  millions)..............................................  $   67.4   $   61.5   $   61.9
Airspace consumed (in millions of cubic yards)...........      34.6       32.5       32.5
Depletion and amortization per cubic yard of airspace
  consumed...............................................  $   1.95   $   1.89   $   1.90

     During 2002, our weighted average compaction rate for converting cubic yards to tons was approximately 1,500 pounds per cubic yard.

     As of December 31, 2002, we expect to spend an estimated additional $1,146.4 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $1.9 billion, or $1.11 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method. Our estimates for expected future investment in landfills do not take into account inflation or discounts for the present value of total estimated costs. For further information, see "Closure and Post-Closure Costs."

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the years ended December 31, 2002, 2001 and 2000.

FINANCIAL CONDITION

     One of our key financial objectives is to maintain a simple, cost-effective and transparent capital structure.

     At December 31, 2002, we had $141.5 million of cash and cash equivalents. We also had $175.0 million of restricted cash, of which $139.7 million relates to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At December 31, 2002, we had $378.2 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the short- and long-term portions of our credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in July 2007. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of December 31, 2002, we had $437.7 million available under our credit facility.

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

     In order to manage risk associated with fluctuations in interest rates, in September 2001 and October 2002, we entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have total notional values of $225.0 million and $75.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The swap agreements terminate in May 2004 and August 2011, respectively.

     At December 31, 2002, we had $378.2 million of tax-exempt bonds and other tax-exempt financings outstanding of which approximately $96.5 million was obtained during fiscal 2002. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 1.45% to 5.25% at December 31, 2002 and have maturities ranging from 2003 to 2032. As of December 31, 2002, we had $139.7 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

     We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2003 to July 2004. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

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

     The following tables reflect the activity in our allowance for doubtful accounts, accrued closure and post-closure, accrued self-insurance and amounts due to former owners during the years ended December 31, 2000, 2001 and 2002 (in millions):

                                                              CLOSURE,
                                                            POST-CLOSURE
                                          ALLOWANCE FOR         AND                          AMOUNTS DUE TO
                                        DOUBTFUL ACCOUNTS   REMEDIATION    SELF-INSURANCE    FORMER OWNERS
                                        -----------------   ------------   ---------------   --------------
Balance, December 31, 1999............       $ 14.2            $152.3          $ 38.4            $ 47.0
Additions charged to expense..........         11.8              23.4           100.1                --
Additions due to acquisitions, net of
  divestitures........................          2.1               9.1              --               7.0
Payments or usage.....................        (14.9)            (17.2)          (97.4)            (38.7)
                                             ------            ------          ------            ------
Balance, December 31, 2000............         13.2             167.6            41.1              15.3
Current portion.......................         13.2              16.8            22.1              15.3
                                             ------            ------          ------            ------
Long-term portion.....................       $   --            $150.8          $ 19.0            $   --
                                             ======            ======          ======            ======

                                                               CLOSURE,
                                         ALLOWANCE FOR       POST-CLOSURE                      AMOUNTS DUE TO
                                       DOUBTFUL ACCOUNTS   AND REMEDIATION    SELF-INSURANCE   FORMER OWNERS
                                       -----------------   ----------------   --------------   --------------
Balance, December 31, 2000...........       $ 13.2              $167.6            $ 41.1           $ 15.3
Additions charged to expense.........         22.8                22.9             130.2               --
Additions due to acquisitions, net of
  divestitures.......................          1.5                69.3                --             18.8
Payments or usage....................        (18.5)              (20.3)           (113.7)           (28.1)
                                            ------              ------            ------           ------
Balance, December 31, 2001...........         19.0               239.5              57.6              6.0
Current portion......................         19.0                21.1              38.4              6.0
                                            ------              ------            ------           ------
Long-term portion....................       $   --              $218.4            $ 19.2           $   --
                                            ======              ======            ======           ======

                                                               CLOSURE,
                                         ALLOWANCE FOR       POST-CLOSURE                      AMOUNTS DUE TO
                                       DOUBTFUL ACCOUNTS   AND REMEDIATION    SELF-INSURANCE   FORMER OWNERS
                                       -----------------   ----------------   --------------   --------------
Balance, December 31, 2001...........       $ 19.0              $239.5            $ 57.6           $  6.0
Additions charged to expense.........         11.2                26.1             138.1               --
Additions due to acquisitions, net of
  divestitures.......................           .2                 5.0                --              4.2
Payments or usage....................        (11.4)              (14.8)           (120.7)            (2.7)
                                            ------              ------            ------           ------
Balance, December 31, 2002...........         19.0               255.8              75.0              7.5
Current portion......................         19.0                22.1              33.9              7.5
                                            ------              ------            ------           ------
Long-term portion....................       $   --              $233.7            $ 41.1           $   --
                                            ======              ======            ======           ======

     Our expense related to doubtful accounts as a percentage of revenue for 2000, 2001 and 2002 was .6%, 1.0% and .5%, respectively.

     As of December 31, 2002, accounts receivable were $238.6 million, net of allowance for doubtful accounts of $19.0 million, resulting in days sales outstanding of 36 days, or 23 days net of deferred revenue. In addition, at December 31, 2002, our trade receivables in excess of 90 days old totaled $13.8 million, or 5.4% of gross receivables outstanding.

     Our expense for self-insurance as a percentage of revenue for 2000, 2001 and 2002 was 4.8%, 5.8% and 5.8%, respectively. The increases are primarily due to overall increases in insurance costs that we experienced during 2001 and 2002.

PROPERTY AND EQUIPMENT

     The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2000, 2001 and 2002 (in millions):

                                                                 GROSS PROPERTY AND EQUIPMENT
                             ----------------------------------------------------------------------------------------------------
                             BALANCE AS OF                             ACQUISITIONS,                    IMPAIRED    BALANCE AS OF
                             DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     ASSET      DECEMBER 31,
                                 1999        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2000
                             -------------   ---------   -----------   -------------   -------------   ----------   -------------
Other land.................    $   82.8       $   .5       $  (.5)        $  7.2          $  1.5         $   --       $   91.5
Non-depletable landfill
  land.....................        46.4           .5           --            1.1             (.8)            --           47.2
Landfill development
  costs....................       827.6          7.6           --          (16.0)           58.0          (11.7)         865.5
Vehicles and equipment.....       961.3         64.0        (41.2)          (2.5)           37.3             --        1,018.9
Buildings and
  improvements.............       187.5         10.7          (.8)            .2            29.7            (.2)         227.1
Construction in
  progress -- landfill.....        44.3         62.1           --            (.1)          (59.7)            --           46.6
Construction in
  progress -- other........        24.4         62.6           --           (1.9)          (67.1)            --           18.0
                               --------       ------       ------         ------          ------         ------       --------
        Total..............    $2,174.3       $208.0       $(42.5)        $(12.0)         $ (1.1)        $(11.9)      $2,314.8
                               ========       ======       ======         ======          ======         ======       ========

                                                    ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                            -----------------------------------------------------------------------------------------------------
                            BALANCE AS OF   ADDITIONS                                                   IMPAIRED    BALANCE AS OF
                            DECEMBER 31,    CHARGED TO                                 TRANSFERS AND     ASSET      DECEMBER 31,
                                1999         EXPENSE     RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2000
                            -------------   ----------   -----------   -------------   -------------   ----------   -------------
Landfill development
  costs...................    $ (135.1)     $   (61.9)     $   --         $ 10.5          $   .2         $  6.8       $ (179.5)
Vehicles and equipment....      (399.9)         (88.1)       30.1           27.8             1.2             --         (428.9)
Buildings and
  improvements............       (33.8)          (7.0)         .4            1.9             (.1)            --          (38.6)
                              --------      ---------      ------         ------          ------         ------       --------
        Total.............    $ (568.8)     $  (157.0)     $ 30.5         $ 40.2          $  1.3         $  6.8       $ (647.0)
                              ========      =========      ======         ======          ======         ======       ========

                                                                 GROSS PROPERTY AND EQUIPMENT
                             ----------------------------------------------------------------------------------------------------
                             BALANCE AS OF                             ACQUISITIONS,                    IMPAIRED    BALANCE AS OF
                             DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND     ASSET      DECEMBER 31,
                                 2000        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2001
                             -------------   ---------   -----------   -------------   -------------   ----------   -------------
Other land.................    $   91.5      $     1.3     $ (1.6)        $  5.4          $   --         $ (2.3)      $   94.3
Non-depletable landfill
  land.....................        47.2            5.1        (.9)           2.3            (2.2)          (1.0)          50.5
Landfill development
  costs....................       865.5            5.0         --           30.7            86.8          (29.2)         958.8
Vehicles and equipment.....     1,018.9          113.4      (31.0)          17.8            37.0           (2.9)       1,153.2
Buildings and
  improvements.............       227.1            9.1       (2.2)           7.6            15.3            (.5)         256.4
Construction in
  progress -- landfill.....        46.6           58.4         --            (.4)          (87.0)            --           17.6
Construction in
  progress -- other........        18.0           57.0         --             --           (51.5)            --           23.5
                               --------      ---------     ------         ------          ------         ------       --------
        Total..............    $2,314.8      $   249.3     $(35.7)        $ 63.4          $ (1.6)        $(35.9)      $2,554.3
                               ========      =========     ======         ======          ======         ======       ========

                                                    ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                            -----------------------------------------------------------------------------------------------------
                            BALANCE AS OF   ADDITIONS                                                   IMPAIRED    BALANCE AS OF
                            DECEMBER 31,    CHARGED TO                                 TRANSFERS AND     ASSET      DECEMBER 31,
                                2000         EXPENSE     RETIREMENTS   DIVESTITURES     ADJUSTMENTS    WRITE-DOWN       2001
                            -------------   ----------   -----------   -------------   -------------   ----------   -------------
Landfill development
  costs...................    $ (179.5)     $   (61.5)     $   --         $  3.9          $   .3         $  (.2)      $ (237.0)
Vehicles and equipment....      (428.9)         (98.2)       26.6            3.0             1.2             .6         (495.7)
Buildings and
  improvements............       (38.6)          (8.6)         .6             --              --            (.1)         (46.7)
                              --------      ---------      ------         ------          ------         ------       --------
        Total.............    $ (647.0)     $  (168.3)     $ 27.2         $  6.9          $  1.5         $   .3       $ (779.4)
                              ========      =========      ======         ======          ======         ======       ========

                                                                       GROSS PROPERTY AND EQUIPMENT
                                          ---------------------------------------------------------------------------------------
                                          BALANCE AS OF                             ACQUISITIONS,                   BALANCE AS OF
                                          DECEMBER 31,     CAPITAL                     NET OF       TRANSFERS AND   DECEMBER 31,
                                              2001        ADDITIONS   RETIREMENTS   DIVESTITURES     ADJUSTMENTS        2002
                                          -------------   ---------   -----------   -------------   -------------   -------------
Other land..............................    $   94.3       $  5.1       $ (2.5)        $ (7.0)         $  (.2)        $   89.7
Non-depletable landfill land............        50.5          3.3           --             --              .2             54.0
Landfill development costs..............       958.8         18.1           --            5.1            44.3          1,026.3
Vehicles and equipment..................     1,153.2        220.8        (47.8)          15.1            15.5          1,356.8
Buildings and improvements..............       256.4         12.6         (2.3)          (3.4)            7.6            270.9
Construction in progress -- landfill....        17.6         56.0           --             --           (41.3)            32.3
Construction in progress -- other.......        23.5         15.3           --             --           (29.7)             9.1
                                            --------       ------       ------         ------          ------         --------
        Total...........................    $2,554.3       $331.2       $(52.6)        $  9.8          $ (3.6)        $2,839.1
                                            ========       ======       ======         ======          ======         ========

                                                           ACCUMULATED DEPRECIATION, AMORTIZATION AND DEPLETION
                                         ----------------------------------------------------------------------------------------
                                         BALANCE AS OF   ADDITIONS                                                  BALANCE AS OF
                                         DECEMBER 31,    CHARGED TO                                 TRANSFERS AND   DECEMBER 31,
                                             2001         EXPENSE     RETIREMENTS   DIVESTITURES     ADJUSTMENTS        2002
                                         -------------   ----------   -----------   -------------   -------------   -------------
Landfill development costs.............    $ (237.0)     $   (67.4)     $   --         $   --          $   .3         $ (304.1)
Vehicles and equipment.................      (495.7)        (116.5)       36.9            1.8             3.4           (570.1)
Buildings and improvements.............       (46.7)          (9.6)        1.2             .3             (.1)           (54.9)
                                           --------      ---------      ------         ------          ------         --------
        Total..........................    $ (779.4)     $  (193.5)     $ 38.1         $  2.1          $  3.6         $ (929.1)
                                           ========      =========      ======         ======          ======         ========

     Capital additions for 2002 include $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.

LIQUIDITY AND CAPITAL RESOURCES

     The major components of changes in cash flows for the years ended December 31, 2002, 2001 and 2000 are discussed below.

     Cash Flows From Operating Activities. Cash flows provided by operating activities were $569.7 million, $459.2 million and $461.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in cash provided by operating activities during the periods are due to the expansion of our business, deferred taxes and timing of receipts and payments from accounts receivable and accounts payable, respectively.

     We use cash flow from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

     Cash Flows Used In Investing Activities. Cash flows used in investing activities consist primarily of cash used for capital additions and business acquisitions. Cash used to acquire businesses, net of cash acquired, was $55.8 million, $261.2 million and $188.1 million during the years ended December 31, 2002, 2001 and 2000, respectively. Capital additions were $258.6 million, $249.3 million and $208.0 million during the years ended December 31, 2002, 2001 and 2000, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows From (Used In) Financing Activities. Cash flows provided by (used in) financing activities during the years ended December 31, 2002, 2001 and 2000 included commercial bank borrowings and repayments of debt in all three years, proceeds from our sale of unsecured notes in 2001, and proceeds from issuances of tax-exempt bonds in 2002, 2001 and 2000. In August 2001, we sold unsecured notes with a face value of $450.0 million at a discounted price of $447.4 million. Proceeds from the notes were used to repay our revolving credit facility.

     In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. In July 2002, we retired this facility using our excess cash.

     During 2000, 2001 and 2002, our board of directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of our common stock. As of December 31, 2002, we paid $300.1 million to repurchase approximately 17.2 million shares of our stock, of which we paid $150.0 million during 2002 to repurchase approximately 8.0 million shares of our stock. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     We used proceeds from our revolving credit facility, unsecured notes and tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt.

CREDIT RATING

     Our company has received investment grade credit ratings. As of December 31, 2002, our senior debt was rated Baa3 by Moody's, BBB by Standard & Poor's and BBB+ by Fitch.

     One of our key financial objectives is to maintain our investment grade credit rating on our senior debt. We believe that frequently communicating with our rating agencies and providing them with detailed information concerning our financial and operational performance is critical in achieving this objective.

     The following table demonstrates our improvement in certain financial ratios as of and for the years ended December 31, 2002, 2001 and 2000 that we believe are important to our credit rating agencies:

                                                       2002   2001   2001 ADJUSTED(A)   2000
                                                       ----   ----   ----------------   ----
Net debt to total capitalization.....................  38.2%  41.3%        41.3%        41.7%
Net debt to EBITDA(b)................................   1.8x   2.5x         2.0x         1.9x
EBITDA to interest expense(b)........................   8.6x   6.2x         7.9x         7.7x
Operating income to total assets.....................  10.9%   7.4%        10.8%        12.2%

---------------

(a) Adjusted results for 2001 exclude an $86.1 million after-tax charge we recorded in the fourth quarter of 2001 related to the completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing our compost, mulch and soil business and related inventory adjustments, an increase in self-insurance reserves and an increase in bad debt expense related to the economic slowdown.
(b) EBITDA represents operating income plus depreciation, amortization and depletion. While EBITDA data should not be construed as a substitute for operating income, net income or cash flows from operations in analyzing our operating performance, financial position and cash flows, we have included EBITDA data, which is not a measure of financial performance calculated in accordance with accounting principles generally accepted in the United States, because we believe that this data is commonly used by certain credit rating agencies to evaluate a company's financial performance. Due to the fact that not all companies calculate non-GAAP measures in the same manner, the EBITDA presentation herein may not be comparable to similarly titled measures reported by other companies.

     We believe that our investment grade rating from our credit rating agencies and the financial ratios above are indicative of the financial strength of our company.

OPERATING LEASE FACILITY

     One of our key financial objectives is to maintain a simple, cost-effective and transparent capital structure.

     As we previously disclosed in our quarterly and annual filings with the Securities and Exchange Commission, in December 1999, we entered into a $100.0 million facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. The facility had a term of three years with two consecutive one-year renewals and was entered into primarily because its implicit interest rate was over ten basis points less than our revolving credit facility at the time. The facility met the criteria of an operating lease under generally accepted accounting principles. Accordingly, during the term of this facility, we did not record this facility as debt nor did we record the related operating equipment as assets on our balance sheets. However, we included the cost of operating equipment acquired under the facility as capital expenditures for purposes of calculating our free cash flow.

     In July 2002, we exercised our right to purchase the equipment underlying this facility by paying $72.6 million using our excess cash, which was the balance outstanding under the facility at that time. As a result of our success in obtaining financing in the public markets, including tax-exempt bonds, we do not anticipate using this form of financing again in the foreseeable future.

FUEL HEDGE

     We have minimized our risk associated with changes in the price of diesel fuel by entering into derivatives with a group of financial institutions having investment grade ratings. Our derivative instruments qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under these option agreements, we receive or make payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements protect us from fuel prices rising above a predetermined fixed price in the option agreements, but also limit our ability to benefit from price decreases below the predetermined fixed price in the option agreements.

     During June 2001, we entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. The option agreements expired in December 2002. In accordance with SFAS 133, $1.6 million and $(1.6) million, net of tax, representing the effective portion of the change in fair value during the periods have been recorded in stockholders' equity as a component of accumulated other comprehensive income (loss) for the years ended December 31, 2002 and 2001, respectively. The ineffective portions of the changes in fair value of approximately $.1 million and $(.1) million for the years ended December 31, 2002 and 2001, respectively, have been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million and $.6 million for the years ended December 31, 2002 and 2001, respectively, related to these option agreements are included in cost of operations in our Consolidated Statements of Income.

FUTURE OBLIGATIONS

     The following table summarizes our significant future obligations as of December 31, 2002:

                                           MATURITIES OF NOTES
                               OPERATING       PAYABLE AND       CLOSURE AND
  YEAR ENDING DECEMBER 31,      LEASES       LONG-TERM DEBT      POST-CLOSURE   REMEDIATION    TOTAL
  ------------------------     ---------   -------------------   ------------   -----------   --------
2003.........................    $ 4.0          $    2.8            $ 17.8         $ 4.3      $   28.9
2004.........................      3.4             227.7              30.9            .9         262.9
2005.........................      2.9               2.7              17.4           2.9          25.9
2006.........................      2.7               2.4              19.6            .9          25.6
2007.........................      2.6               1.9              14.3            .9          19.7
Thereafter...................      9.2           1,197.7             638.2          49.0       1,894.1
                                 -----          --------            ------         -----      --------
          Total..............    $24.8          $1,435.2            $738.2         $58.9      $2,257.1
                                 =====          ========            ======         =====      ========

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

                                                                    EXPECTED MATURITY DATE
                                     ------------------------------------------------------------------------------------
                                                                                                           FAIR VALUE
                                                                                                        (ASSET)/LIABILITY
                                                                                                          DECEMBER 31,
                                      2003     2004     2005     2006     2007    THEREAFTER   TOTAL          2002
                                     ------   ------   ------   ------   ------   ----------   ------   -----------------
VARIABLE RATE DEBT:
Amount outstanding (in millions)...  $   .6   $   .6   $   .6   $   .3   $   --     $257.6     $259.7        $259.7
Average interest rates.............    1.80%    1.80%    1.80%    1.80%      --%      1.68%      1.68%

INTEREST RATE SWAPS:
Amount outstanding (in millions)...      --   $225.0       --       --       --     $ 75.0     $300.0        $ (9.1)
Average interest rates.............      --      2.6%      --       --       --        2.1%       2.5%

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets. SFAS 143 will require our company to change the methodology we currently use to record closure and post-closure costs related to our landfills. The most significant change to our methodology promulgated by this statement is inflating and discounting obligations to reflect today's dollars.

     SFAS 143 does not change the basic landfill accounting policies followed by us and others in the waste industry. In general, the industry has amortized capitalized costs and accrued future closure and post-closure obligations using the units-of-consumption method as cubic yards of available airspace are consumed over the life of the related landfill. This practice is referred to as life cycle accounting and will continue to be followed except as modified by SFAS 143 as discussed below.

     Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill will be recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations will be recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill. Landfill retirement obligations will be capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations will be initially measured at estimated fair value. Fair value will be calculated on a present value basis using the company's credit-adjusted, risk-free rate.

     Upon adopting SFAS 143, the company will no longer record closure and post-closure expense as a component of cost of operations. Instead, amortization expense will be recorded on the capitalized portion of the obligation and accretion expense will be recorded using the effective interest method.

     The table below reflects significant changes between our current methodology and the methodology we will use upon adopting SFAS 143:

                                                                       PRACTICE UPON ADOPTION OF
          DESCRIPTION                     CURRENT PRACTICE                    SFAS NO. 143
DEFINITIONS:
Final Capping                     Costs related to installation of  No change.
                                  the components that comprise the
                                  permanent final cover over areas
                                  of a landfill where airspace
                                  capacity has been consumed.
Closure                           Includes routine maintenance      No change, except that it will
                                  costs incurred after a site       include the final portion of the
                                  ceases to accept waste, but       methane gas collection system to
                                  prior to being certified closed.  be constructed.
Post-Closure                      Includes routine monitoring and   No change, except it will
                                  maintenance of a landfill after   include methane gas collection
                                  it has been certified as closed   systems in all cases where the
                                  by the applicable state           need for such systems are
                                  regulatory agency.                considered probable.
DISCOUNT RATE:                    Not applicable.                   Credit-adjusted, risk-free rate
                                                                    of 6.75%.
INFLATION:                        Not applicable.                   Inflation rate of 2.5%.
COST ESTIMATES:                   Cost estimates generally assume   No change, except that the cost
                                  work will be performed by third   of any activities performed
                                  parties.                          internally will be increased to
                                                                    represent an estimate of the
                                                                    amount a third party would
                                                                    charge to perform such activity.
                                                                    This third party profit will be
                                                                    taken in to income in the period
                                                                    the work is performed
                                                                    internally.

                                                                       PRACTICE UPON ADOPTION OF
          DESCRIPTION                     CURRENT PRACTICE                    SFAS NO. 143
METHANE GAS COLLECTION SYSTEMS:   Capitalized when constructed and  During the active life of a
                                  charged to expense through        landfill, included in cell
                                  depreciation over the shorter of  development costs when the need their useful life or the life of  for such systems is considered
                                  the landfill.                     probable; charged to expense
                                                                    through depletion as airspace is
                                                                    consumed using the units-
                                                                    of-consumption method. Systems
                                                                    associated with the last final
                                                                    capping event at a landfill are
                                                                    included in closure.
RECOGNITION OF LIABILITY:
Final Capping                     Accrued over the life of the      All final capping will be
                                  landfill. Costs are charged to    recorded as a liability and
                                  cost of operations and accrued    asset at fair value as the
                                  liabilities as airspace is        obligation is incurred. The
                                  consumed using the units-         discounted cash flow associated
                                  of-consumption method. Costs are  with each final capping event is
                                  not discounted.                   recorded to the accrued
                                                                    liability, with a corresponding
                                                                    increase to landfill assets as
                                                                    airspace is consumed related to
                                                                    the specific final capping
                                                                    event. Interest is accreted on
                                                                    the liability using the
                                                                    effective interest method until
                                                                    the liability is paid.
Closure and Post-Closure          Accrued over the life of the      Accrued over the life of the
                                  landfill. Costs are charged to    landfill. The discounted cash
                                  cost of operations and accrued    flow associated with the fair
                                  liabilities as airspace is        value of such liabilities is
                                  consumed using the units-         recorded to accrued liabilities,
                                  of-consumption method. Costs are  with a corresponding increase in
                                  not discounted.                   landfill assets as airspace is
                                                                    consumed. Interest is accreted
                                                                    on the liability using the
                                                                    effective interest method until
                                                                    the liability is paid.
STATEMENT OF OPERATIONS:
Cost of Operations                Expense charged to cost of        Not applicable.
                                  operations equal to amount of
                                  liability accrued.
Landfill Asset Amortization       Not applicable.                   The landfill asset is amortized
                                                                    as airspace is consumed over the
                                                                    life of a specific capping event
                                                                    for final capping or the life of
                                                                    a landfill for closure and
                                                                    post-closure.
Accretion                         Not applicable.                   Expense recognized as a
                                                                    component of operating expenses
                                                                    at credit-adjusted, risk-free
                                                                    rate (6.75%) using the effective
                                                                    interest method.

     We will adopt SFAS No. 143 beginning January 1, 2003 and, based on current estimates, will record an after-tax expense of approximately $21 million as a cumulative effect of a change in accounting principle. In addition, beginning January 1, 2003, we will modify our accounting for methane gas collection systems and, based on current estimates, will record an after-tax expense of approximately $17 million as a cumulative effect of a change in accounting principle. We expect that the impact of adopting SFAS No. 143 and changing our accounting for methane gas collection systems in 2003 will decrease earnings per share in the range of $.02 to $.03 per share. The adoption of SFAS No. 143 will have no net effect on our cash flow.

     In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Certified Public Accountants..........    49
Report of Independent Certified Public Accountants..........    51
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    52
Consolidated Statements of Income for each of the Three
  Years Ended December 31, 2002.............................    53
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for each of the Three Years Ended
  December 31, 2002.........................................    54
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 2002.............................    55
Notes to Consolidated Financial Statements..................    56
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for each of the Three Years Ended
  December 31, 2002.........................................    88

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Republic Services, Inc.:

     We have audited the accompanying consolidated balance sheet of Republic Services, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001 and the financial statement schedules as of December 31, 2001 and 2000 and for each of the years then ended listed in Item 15(a) of this form 10-K were audited by other auditors who have ceased operations and whose report dated January 30, 2002 expressed an unqualified opinion on those statements and schedules before the restatement adjustments and disclosures described below and in Notes 2, 4 and 10.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 of the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors who have ceased operations. The Company has made certain adjustments to and provided additional disclosures in prior years' financial statements to conform with the current year's presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

          (i) As described in Note 2, the 2001 and 2000 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS 142, which the Company adopted as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (in total and the related earnings-per-share amounts) to the previously issued consolidated financial statements and the adjustments to net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to previously reported net income and the related earnings-per-share amounts. Additionally, our procedures with respect to the disclosures in Note 2 regarding 2001 included (a) agreeing the cost basis and accumulated amortization of goodwill and other intangibles to the Company's underlying records obtained from management, and (b) agreeing the total of goodwill and other intangible assets, net of accumulated amortization, to the 2001 consolidated balance sheet.

          (ii) As described in Note 2, the 2001 and 2000 consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which were adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 2 regarding 2001 and 2000 included (a) agreeing the previously reported net income (in total and the related per share amounts) to the previously issued consolidated financial statements, (b) agreeing the adjustments to reported net income representing pro forma compensation expense, net of any tax effect, related to those periods to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related per share amounts.

          (iii) In the table presented under "Stock Options" in Note 2, the Company changed the calculation of the pro forma weighted-average fair value of stock options granted in 2002. The amounts in the 2001 and 2000 consolidated financial statements have been restated to conform to the 2002 calculation of the pro forma weighted-average fair value of stock options granted. We audited the adjustments that were applied to restate the disclosures for the weighted average fair value of stock options granted reflected in the 2001 and 2000 consolidated financial statements. Our procedures included (a) agreeing the adjusted weighted average fair value of stock options granted during the period to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the calculations of the weighted average fair value of stock options granted during the period.

          (iv) In the table presented in Note 4, the Company provided additional detail regarding the composition of "Landfill, Environmental and Legal Costs," as of December 31, 2001 which was not provided in the prior year's financial statements. Our procedures related to the 2001 amounts reflected in the table in Note 4 included (a) agreeing the components of 2001 "Landfill, Environmental and Legal Costs" to the company's underlying records obtained from management, and (b) testing the mathematical accuracy of the table in Note 4.

          (v) As described in Note 10, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. In addition, the Company provided additional disclosure, not provided in prior years, of consolidated revenue by source. We audited the 2001 and 2000 disclosures for reportable segments included in Note 10 to conform to the 2002 composition of reportable segments and the 2001 and 2000 disclosure of revenue by source. Our procedures with regard to the disclosure of the 2001 and 2000 reportable segments included (a) agreeing the amounts of segment gross operating revenue, intercompany operating revenue, net operating revenue, depreciation, amortization and depletion, other charges (income), operating income, capital expenditures and total assets to the Company's underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliations of segment amounts to the 2001 and 2000 consolidated financial statements, (c) agreeing the amount of charges included in 2001 operating income from Corporate Entities to the Company's underlying records obtained from management, and (d) agreeing the 2001 balance of goodwill, net of accumulated amortization, for each reportable segment to the Company's underlying records obtained from management. With regard to the disclosure of 2001 and 2000 revenue by source, our procedures included (a) agreeing the amounts of 2001 and 2000 revenue by source to the Company's underlying records provided by management, (b) testing the mathematical accuracy of the 2001 and 2000 revenue by source table, and (c) agreeing the total revenue for 2001 and 2000 to the amounts reported in the 2001 statement of income.

     In our opinion, the adjustments and disclosures described in (i), (ii),
(iii), (iv) and (v) above are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

                                          /s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida
February 3, 2003

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 30, 2002.

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH REPUBLIC SERVICES, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K AND ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCLUSION OF THIS AUDIT REPORT IN THIS FORM 10-K.

                            REPUBLIC SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  141.5   $   16.1
  Accounts receivable, less allowance for doubtful accounts
     of $19.0 at December 31, 2002 and 2001.................     238.6      232.9
  Prepaid expenses and other current assets.................      63.0       69.2
  Deferred tax assets.......................................       9.2        6.6
                                                              --------   --------
          Total Current Assets..............................     452.3      324.8
  RESTRICTED CASH...........................................     175.0      142.3
  PROPERTY AND EQUIPMENT, NET...............................   1,910.0    1,774.9
  INTANGIBLE ASSETS, NET....................................   1,569.9    1,551.6
  OTHER ASSETS..............................................     101.9       62.7
                                                              --------   --------
                                                              $4,209.1   $3,856.3
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  123.5   $  107.9
  Accrued liabilities.......................................     109.3       93.6
  Amounts due to former owners..............................       7.5        6.0
  Deferred revenue..........................................      82.9       72.8
  Notes payable and current maturities of long-term debt....       2.8       33.6
  Other current liabilities.................................      66.2       72.5
                                                              --------   --------
          Total Current Liabilities.........................     392.2      386.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................   1,439.3    1,334.1
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS.............     234.7      219.4
DEFERRED INCOME TAXES.......................................     195.0      118.7
OTHER LIABILITIES...........................................      66.8       41.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $.01 per share; 750,000,000 shares authorized; 180,825,749 and 178,858,274 issued,
     including shares held in treasury, respectively........       1.8        1.8
  Additional paid-in capital................................   1,298.7    1,264.7
  Retained earnings.........................................     880.7      641.1
  Treasury stock, at cost (17,167,600 and 9,213,600 shares,
     respectively)..........................................    (300.1)    (150.1)
  Accumulated other comprehensive loss, net of tax..........        --       (1.6)
                                                              --------   --------
          Total Stockholders' Equity........................   1,881.1    1,755.9
                                                              --------   --------
                                                              $4,209.1   $3,856.3
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUE.....................................................  $2,365.1   $2,257.5   $2,103.3
EXPENSES:
  Cost of operations........................................   1,472.9    1,422.5    1,271.3
  Depreciation, amortization and depletion..................     199.6      215.4      197.4
  Selling, general and administrative.......................     238.7      236.5      193.9
  Other charges (income)....................................      (5.6)      99.6        6.7
                                                              --------   --------   --------
OPERATING INCOME............................................     459.5      283.5      434.0
INTEREST EXPENSE............................................     (77.0)     (80.1)     (81.6)
INTEREST INCOME.............................................       4.3        4.4        1.7
OTHER INCOME (EXPENSE), NET.................................       (.3)       1.5        2.3
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     386.5      209.3      356.4
PROVISION FOR INCOME TAXES..................................     146.9       83.8      135.4
                                                              --------   --------   --------
NET INCOME..................................................  $  239.6   $  125.5   $  221.0
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $   1.44   $    .73   $   1.26
                                                              ========   ========   ========
WEIGHTED AVERAGE DILUTED COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................     166.7      171.1      175.0
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                                                ACCUMULATED
                                           COMMON STOCK                                            OTHER       COMPREHENSIVE
                                          ---------------   ADDITIONAL                         COMPREHENSIVE       INCOME
                                          SHARES,    PAR     PAID-IN     RETAINED   TREASURY      INCOME           (LOSS)
                                            NET     VALUE    CAPITAL     EARNINGS    STOCK        (LOSS)       FOR THE PERIOD
                                          -------   -----   ----------   --------   --------   -------------   --------------
BALANCE AT DECEMBER 31, 1999............   175.5    $1.8     $1,206.3     $294.6    $    --        $  --
  Net income............................      --      --           --      221.0         --           --           $221.0
  Issuance of common stock..............      .1      --          2.1         --         --           --               --
  Purchases of common stock for
    treasury............................    (3.6)     --           --         --      (50.9)          --               --
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $221.0
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 2000............   172.0     1.8      1,208.4      515.6      (50.9)          --
  Net income............................      --      --           --      125.5         --           --           $125.5
  Issuance of common stock..............     3.2      --         56.3         --         --           --               --
  Purchases of common stock for
    treasury............................    (5.6)     --           --         --      (99.2)          --               --
  Change in value of derivative
    instruments, net of tax.............      --      --           --         --         --         (1.6)            (1.6)
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $123.9
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 2001............   169.6     1.8      1,264.7      641.1     (150.1)        (1.6)
  Net income............................      --      --           --      239.6         --           --           $239.6
  Issuance of common stock..............     2.0      --         34.0         --         --           --               --
  Purchases of common stock for
    treasury............................    (8.0)     --           --         --     (150.0)          --               --
  Change in value of derivative
    instruments, net of tax.............      --      --           --         --         --          1.6              1.6
                                                                                                                   ------
         Total comprehensive income.....      --      --           --         --         --           --           $241.2
                                           -----    ----     --------     ------    -------        -----           ======
BALANCE AT DECEMBER 31, 2002............   163.6    $1.8     $1,298.7     $880.7    $(300.1)       $  --
                                           =====    ====     ========     ======    =======        =====

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002      2001       2000
                                                              -------   -------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $ 239.6   $ 125.5   $   221.0
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
       equipment............................................    126.1     106.8        95.1
     Landfill depletion and amortization....................     67.4      61.5        61.9
     Amortization of intangible and other assets............      6.1      47.1        40.4
     Deferred tax provision (benefit).......................     73.1     (10.7)       29.8
     Provision for doubtful accounts........................     11.2      17.2        11.8
     Income tax benefit from stock option exercises.........      4.0       3.3          .2
     Other non-cash charges.................................     (4.8)    132.3         8.0
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Accounts receivable..................................    (13.6)     (3.8)        6.2
       Prepaid expenses and other assets....................     (5.9)     (9.2)      (16.8)
       Accounts payable and accrued liabilities.............     37.1     (29.8)         .3
       Other liabilities....................................     29.4      19.0         3.9
                                                              -------   -------   ---------
                                                                569.7     459.2       461.8
                                                              -------   -------   ---------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (258.6)   (249.3)     (208.0)
  Proceeds from sale of equipment...........................     14.6       8.7        12.6
  Cash used in business acquisitions, net of cash
     acquired...............................................    (55.8)   (261.2)     (188.1)
  Cash proceeds from business dispositions..................     18.9      44.3        31.2
  Amounts due to former owners..............................     (2.7)    (28.1)      (38.7)
  Restricted cash...........................................    (32.7)      3.8       (74.0)
                                                              -------   -------   ---------
                                                               (316.3)   (481.8)     (465.0)
                                                              -------   -------   ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net payments on revolving credit facility.................    (30.0)   (489.0)      (33.0)
  Proceeds from issuance of unsecured notes, net of
     discount...............................................              447.4          --
  Proceeds from notes payable and long-term debt............     96.9     131.1        83.1
  Payments of notes payable and long-term debt..............     (2.2)     (6.6)       (7.1)
  Purchase of equipment under operating lease...............    (72.6)       --          --
  Issuance of common stock..................................     29.9      53.0          .9
  Purchases of common stock for treasury....................   (150.0)    (99.2)      (50.9)
  Purchases of common stock to fund employee benefit plan...                 --         (.9)
                                                              -------   -------   ---------
                                                               (128.0)     36.7        (7.9)
                                                              -------   -------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    125.4      14.1       (11.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     16.1       2.0        13.1
                                                              -------   -------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 141.5   $  16.1   $     2.0
                                                              =======   =======   =========

        The accompanying notes are an integral part of these statements.

                            REPUBLIC SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of Republic Services, Inc. (a Delaware corporation) and its subsidiaries (the "Company"). The Company provides non-hazardous solid waste collection and disposal services in the United States. All material intercompany transactions have been eliminated.

     Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

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

ACCOUNTS RECEIVABLE

     Accounts receivable represent receivables from customers for collection, transfer, disposal and other services. Receivables are recorded when billed. Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables, specific customer information and economic conditions. In general, reserves are provided for accounts receivable in excess of 90 days old. Accounts receivable are written off when they are deemed uncollectible.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     A summary of prepaid expenses and other current assets is as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
Inventory...................................................  $16.6    $19.2
Prepaid expenses............................................   19.3     16.5
Other non-trade receivables.................................   24.6     28.5
Other assets................................................    2.5      5.0
                                                              -----    -----
                                                              $63.0    $69.2
                                                              =====    =====

     Inventories consist primarily of compost, mulch, and soil materials, equipment parts, and fuel that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

     The Company expenses substantially all advertising expenditures as incurred.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income.

                            REPUBLIC SERVICES, INC.

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

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. All indirect landfill development costs are expensed as incurred. (For further information, see Note 4, Accrued Landfill, Environmental and Legal Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company's weighted average cost of indebtedness. Interest capitalized was $2.5 million, $3.3 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     A summary of property and equipment is as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  2002          2001
                                                              ------------    --------
Other land..................................................    $   89.7      $   94.3
Non-depletable landfill land................................        54.0          50.5
Landfill development costs..................................     1,026.3         958.8
Vehicles and equipment......................................     1,356.8       1,153.2
Buildings and improvements..................................       270.9         256.4
Construction-in-progress -- landfill........................        32.3          17.6
Construction-in-progress -- other...........................         9.1          23.5
                                                                --------      --------
                                                                 2,839.1       2,554.3
                                                                --------      --------
Less: Accumulated depreciation, depletion and amortization--
  Landfill development costs................................      (304.1)       (237.0)
  Vehicles and equipment....................................      (570.1)       (495.7)
  Building and improvements.................................       (54.9)        (46.7)
                                                                --------      --------
                                                                  (929.1)       (779.4)
                                                                --------      --------
Property and equipment, net.................................    $1,910.0      $1,774.9
                                                                ========      ========

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

                            REPUBLIC SERVICES, INC.

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

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The following are examples of such events or changes in circumstances:

     - A significant decrease in the market price of a long-lived asset or asset group,

     - A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition,

     - A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator,

     - An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group,

     - A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or

     - A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

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

INTANGIBLE ASSETS

     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

                            REPUBLIC SERVICES, INC.

     The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the year ended December 31, 2002:

                                                              GROSS INTANGIBLE ASSETS
                                                            ----------------------------
                                                            GOODWILL   OTHER     TOTAL
                                                            --------   ------   --------
Balance, December 31, 2001................................  $1,669.6   $ 49.2   $1,718.8
  Acquisitions............................................      42.5       .5      43.00
  Other additions.........................................        --       .7         .7
  Divestitures............................................     (30.0)      --      (30.0)
  Retirements.............................................        --    (10.4)     (10.4)
  Reversal of 2001 charge.................................       5.6       --        5.6
                                                            --------   ------   --------
Balance, December 31, 2002................................  $1,687.7   $ 40.0   $1,727.7
                                                            ========   ======   ========

                                                              ACCUMULATED AMORTIZATION
                                                            ----------------------------
                                                            GOODWILL   OTHER     TOTAL
                                                            --------   ------   --------
Balance, December 31, 2001................................  $ (147.1)  $(20.1)  $ (167.2)
  Amortization expense....................................        --     (4.6)      (4.6)
  Divestitures............................................       3.6       --        3.6
  Retirements.............................................        --     10.4       10.4
                                                            --------   ------   --------
Balance, December 31, 2002................................  $ (143.5)  $(14.3)  $ (157.8)
                                                            ========   ======   ========

     During 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002. Prior to the adoption of SFAS No. 142, cost in excess of the fair value of net assets acquired was amortized over 40 years on a straight-line basis.

     The following table summarizes the adjustments to net income and earnings per share as if SFAS 142 were adopted January 1, 2000:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Reported net income.........................................  $239.6   $125.5   $221.0
Goodwill amortization, net of tax...........................      --     25.8     22.6
                                                              ------   ------   ------
Adjusted net income.........................................  $239.6   $151.3   $243.6
                                                              ======   ======   ======
Reported basic and diluted earnings per share...............  $ 1.44   $  .73   $ 1.26
Goodwill amortization, net of tax...........................      --      .15      .13
                                                              ------   ------   ------
Adjusted basic and diluted earnings per share...............  $ 1.44   $  .88   $ 1.39
                                                              ======   ======   ======

     In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. The fair value of goodwill is determined by deducting the fair value of an operating segment's identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value were less than the carrying value for a segment, an impairment charge would be recorded to earnings in the Company's Consolidated Statement of Income.

                            REPUBLIC SERVICES, INC.

     In addition, the Company would evaluate an operating segment for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include:

     - A significant adverse change in legal factors or in the business climate,

     - An adverse action or assessment by a regulator,

     - A more likely than not expectation that a segment or a significant portion thereof will be sold, or

     - The testing for recoverability under SFAS No. 144 of a significant asset group within the segment.

     The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142, or as a result of its annual goodwill impairment test. However, there can be no assurance that goodwill will not be impaired at any time in the future.

     Included in other charges of $99.6 million for the year ended December 31, 2001 in the accompanying Consolidated Financial Statements are write-downs to intangible assets of $54.2 million for completed and planned divestitures of certain core businesses.

ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------    -----
Accrued payroll and benefits................................  $ 41.6    $29.5
Accrued fees and taxes......................................    26.8     19.8
Accrued interest............................................    19.0     17.9
Other.......................................................    21.9     26.4
                                                              ------    -----
                                                              $109.3    $93.6
                                                              ======    =====

OTHER CURRENT LIABILITIES

     A summary of other current liabilities is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------    -----
Accrued landfill, environmental and legal costs, current
  portion...................................................  $ 25.6    $23.0
Self-insurance reserves, current............................    33.9     38.4
Other.......................................................     6.7     11.1
                                                              ------    -----
                                                              $ 66.2    $72.5
                                                              ======    =====

STOCK OPTIONS

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the 1998 Stock Incentive Plan for the periods presented had an exercise price equal to the market value of the underlying common stock at the date of grant. Had compensation cost for stock option grants under the Company's Stock Incentive Plan been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's

                            REPUBLIC SERVICES, INC.

pro forma net income, earnings per share and pro forma weighted-average fair value of options granted during the period, with related assumptions, are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2002       2001       2000
                                                           --------   --------   --------
Net income, as reported..................................  $  239.6   $  125.5   $  221.0
  Less: Stock-based employee compensation expense
     pursuant to SFAS No. 123, net of tax................      10.7       11.3       17.8
                                                           --------   --------   --------
Net income, pro forma....................................  $  228.9   $  114.2   $  203.2
                                                           ========   ========   ========
Basic and diluted earnings per share --
  As reported............................................  $   1.44   $    .72   $   1.26
                                                           ========   ========   ========
  Pro forma..............................................  $   1.37   $    .67   $   1.16
                                                           ========   ========   ========
Pro forma weighted-average fair value of the Company's
  stock options granted during the period................  $   7.47   $   6.45   $   5.87
Assumptions --
  Risk-free interest rates...............................       2.7%       4.3%       5.0%
  Expected lives.........................................   5 years    5 years    5 years
  Expected volatility....................................      40.0%      40.0%      40.0%

REVENUE RECOGNITION AND DEFERRED REVENUE

     The Company generally provides services under contract with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for approximately 75%, 18% and 7%, respectively, of consolidated revenue for the year ended December 31, 2002. No one customer has individually accounted for more than 10% of the Company's consolidated revenues of any of the Company's reportable segments in any of the past three years.

     The Company recognizes revenue when all four of the following criteria are met:

     - Persuasive evidence of an arrangement exists such as a service agreement with a hauling customer or a disposal agreement with a disposal customer.

     - Services have been performed such as the collection and hauling of waste or the disposal of waste at a Company owned disposal facility.

     - The price of the services provided to the customer are fixed or determinable.

     - Collectability is reasonably assured.

OTHER CHARGES

     During the fourth quarter of 2002, the Company recorded a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

     During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in self-insurance reserves and an increase in bad debt expense related to the economic slowdown. Of the pre-tax amount, $24.2 million is included in cost of operations in the

                            REPUBLIC SERVICES, INC.

accompanying Consolidated Statements of Income, $8.2 million is included in selling, general and administrative expenses, and the remaining $99.6 million is included in other charges.

     Other charges of $6.7 million for the year ended December 31, 2000 are primarily related to the early closure of a landfill in south Texas.

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

COMPREHENSIVE INCOME

     During the years ended December 31, 2002 and 2001, the Company recorded unrealized gains (losses) of $2.8 million and $(2.8) million, ($1.7 million and $(1.7) million, net of tax), respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. (For further information, see Note 11, Fuel Hedge.) Of these amounts, $1.6 million and $(1.6) million, net of tax, were recorded to other comprehensive income (loss) for the years ended December 31, 2002 and 2001, respectively. The Company had no other components of other comprehensive income (loss) for the periods presented.

STATEMENTS OF CASH FLOWS

     The Company considers all unrestricted highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note 3, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company's fixed rate unsecured notes using quoted market rates is $1,164.3 million at December 31, 2002. The carrying value of the unsecured notes is $1,046.9 million at December 31, 2002. The carrying amounts of the Company's remaining notes payable and long-term debt approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

CONCENTRATION OF CREDIT RISK

     The Company provides services to commercial, industrial, municipal and residential customers in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many geographic areas in the United States. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. Reserves for specific accounts receivable are provided when a receivable is believed likely to be uncollectible or generally when a receivable is in excess of 90 days old.

                            REPUBLIC SERVICES, INC.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets. SFAS 143 will require the Company to change the methodology it currently uses to record closure and post-closure costs related to its landfills. The most significant change to the Company's methodology required by SFAS 143 is inflating and discounting obligations to reflect today's dollars.

     SFAS 143 does not change the basic landfill accounting policies followed by the Company and others in the waste industry. In general, the industry has amortized capitalized costs and accrued future closure and post-closure obligations using the units-of-consumption method as cubic yards of available airspace are consumed over the life of the related landfill. This practice is referred to as life cycle accounting and will continue to be followed except as modified by SFAS 143 as discussed below.

     Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill will be recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations will be recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill. Landfill retirement obligations will be capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations will be initially measured at estimated fair value. Fair value will be calculated on a present value basis using the Company's credit-adjusted, risk-free rate.

     Upon adopting SFAS 143, the Company will no longer record closure and post-closure expense as a component of cost of operations. Instead, amortization expense will be recorded on the capitalized portion of the obligation and accretion expense will be recorded using the effective interest method.

     The table below reflects significant changes between the Company's current methodology and the methodology the Company will use upon adopting SFAS 143:

                                                                       PRACTICE UPON ADOPTION OF
          DESCRIPTION                     CURRENT PRACTICE                    SFAS NO. 143
DEFINITIONS:
Final Capping                     Costs related to installation of  No change.
                                  the components that comprise the
                                  permanent final cover over areas
                                  of a landfill where airspace
                                  capacity has been consumed.
Closure                           Includes routine maintenance      No change, except that it will
                                  costs incurred after a site       include the final portion of the
                                  ceases to accept waste, but       methane gas collection system to
                                  prior to being certified closed.  be constructed.
Post-Closure                      Includes routine monitoring and   No change, except it will
                                  maintenance of a landfill after   include methane gas collection
                                  it has been certified as closed   systems in all cases where the
                                  by the applicable state           need for such systems are
                                  regulatory agency.                considered probable.

                            REPUBLIC SERVICES, INC.

                                                                       PRACTICE UPON ADOPTION OF
          DESCRIPTION                     CURRENT PRACTICE                    SFAS NO. 143
DISCOUNT RATE:                    Not applicable.                   Credit-adjusted, risk-free rate
                                                                    of 6.75%.
INFLATION:                        Not applicable.                   Inflation rate of 2.5%.
COST ESTIMATES:                   Cost estimates generally assume   No change, except that the cost
                                  work will be performed by third   of any activities performed
                                  parties.                          internally will be increased to
                                                                    represent an estimate of the
                                                                    amount a third party would
                                                                    charge to perform such activity.
                                                                    This third party profit will be
                                                                    taken in to income in the period
                                                                    the work is performed
                                                                    internally.
METHANE GAS COLLECTION SYSTEMS:   Capitalized when constructed and  During the active life of a
                                  charged to expense through        landfill, included in cell
                                  depreciation over the shorter of  development costs when the need their useful life or the life of  for such systems is considered
                                  the landfill.                     probable; charged to expense
                                                                    through depletion as airspace is
                                                                    consumed using the units-
                                                                    of-consumption method. Systems
                                                                    associated with the last final
                                                                    capping event at a landfill are
                                                                    included in closure.
RECOGNITION OF LIABILITY:
Final Capping                     Accrued over the life of the      All final capping will be
                                  landfill. Costs are charged to    recorded as a liability and
                                  cost of operations and accrued    asset at fair value as the
                                  liabilities as airspace is        obligation is incurred. The
                                  consumed using the units-         discounted cash flow associated
                                  of-consumption method. Costs are  with each final capping event is
                                  not discounted.                   recorded to the accrued
                                                                    liability, with a corresponding
                                                                    increase to landfill assets as
                                                                    airspace is consumed related to
                                                                    the specific final capping
                                                                    event. Interest is accreted on
                                                                    the liability using the
                                                                    effective interest method until
                                                                    the liability is paid.
Closure and Post-Closure          Accrued over the life of the      Accrued over the life of the
                                  landfill. Costs are charged to    landfill. The discounted cash
                                  cost of operations and accrued    flow associated with the fair
                                  liabilities as airspace is        value of such liabilities is
                                  consumed using the units-         recorded to accrued liabilities,
                                  of-consumption method. Costs are  with a corresponding increase in
                                  not discounted.                   landfill assets as airspace is
                                                                    consumed. Interest is accreted
                                                                    on the liability using the
                                                                    effective interest method until
                                                                    the liability is paid.
STATEMENT OF OPERATIONS:
Cost of Operations                Expense charged to cost of        Not applicable.
                                  operations equal to amount of
                                  liability accrued.

                            REPUBLIC SERVICES, INC.

                                                                       PRACTICE UPON ADOPTION OF
          DESCRIPTION                     CURRENT PRACTICE                    SFAS NO. 143
Landfill Asset Amortization       Not applicable.                   The landfill asset is amortized
                                                                    as airspace is consumed over the
                                                                    life of a specific capping event
                                                                    for final capping or the life of
                                                                    a landfill for closure and
                                                                    post-closure.
Accretion                         Not applicable.                   Expense recognized as a
                                                                    component of operating expenses
                                                                    at credit-adjusted, risk-free
                                                                    rate (6.75%) using the effective
                                                                    interest method.

     The Company will adopt SFAS No. 143 beginning January 1, 2003 and, based on current estimates, will record an after-tax expense of approximately $21 million as a cumulative effect of a change in accounting principle. In addition, beginning January 1, 2003, the Company will modify its accounting for methane gas collection systems and, based on current estimates, will record an after-tax expense of approximately $17 million as a cumulative effect of a change in accounting principle. The Company expects that the impact of adopting SFAS No. 143 and changing its accounting for methane gas collection systems in 2003 will decrease earnings per share in the range of $.02 to $.03 per share. The adoption of SFAS No. 143 will have no net effect on our cash flow.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

3.  BUSINESS COMBINATIONS

     The Company acquires businesses as part of its growth strategy. Businesses acquired are accounted for under the purchase method of accounting and are included in the Consolidated Financial Statements from the date of acquisition. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.

     The Company acquired various solid waste businesses during the year ended December 31, 2002. The aggregate purchase price paid for these transactions was $55.8 million.

     The Company acquired various solid waste businesses during the year ended December 31, 2001. The aggregate purchase price paid for these transactions was $287.7 million. The aggregate purchase price paid, less cash and restricted cash acquired plus debt assumed, was $247.5 million.

     In July 1999, the Company entered into a definitive agreement with Allied Waste Industries, Inc. ("Allied") to acquire certain solid waste assets. In 2000, the Company had completed the purchase of these

                            REPUBLIC SERVICES, INC.

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

     In addition to the acquisitions from Allied, the Company also acquired various other solid waste businesses during the year ended December 31, 2000, which were accounted for under the purchase method of accounting. The aggregate purchase price the Company paid in these transactions was $102.5 million in cash.

     During 2002, 2001 and 2000, $5.1 million, $62.6 million and $30.9 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. For landfills purchased as part of a group of several assets, the allocations of purchase price were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
Property and equipment......................................  $27.0    $ 87.7    $120.7
Intangible assets...........................................   43.0     223.3     253.4
Restricted cash.............................................     --      61.8        --
Working capital deficit.....................................   (8.9)    (10.2)      (.6)
Long-term debt assumed......................................     --     (28.1)     (4.2)
Other assets (liabilities), net.............................   (5.3)    (73.3)    (15.8)
Net purchase price paid with assets.........................     --        --    (165.4)
                                                              -----    ------    ------
Cash used in acquisitions, net of cash acquired.............  $55.8    $261.2    $188.1
                                                              =====    ======    ======

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions during 2002 accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Revenue................................................  $2,404.2     $2,311.0
Net income.............................................  $  238.5     $  123.8
Basic and diluted earnings per share...................  $   1.43     $    .74
Weighted average diluted common and common equivalent
  shares outstanding...................................     166.7        171.1

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

                            REPUBLIC SERVICES, INC.

4.  ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

     Certain of the Company's landfill accounting policies will be modified upon the adoption of SFAS 143, which is effective January 1, 2003. (For further information, see Note 2, Summary of Significant Accounting Policies.)

LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

     A summary of accrued landfill and environmental costs is as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2002       2001
                                                            ------     ------
Accrued landfill site closure and post-closure costs......  $196.9     $179.1
Remediation...............................................    58.9       60.4
Accrued environmental and legal costs.....................     4.5        2.9
                                                            ------     ------
                                                             260.3      242.4
Less: current portion (included in other current
  liabilities)............................................   (25.6)     (23.0)
                                                            ------     ------
                                                            $234.7     $219.4
                                                            ======     ======

LIFE CYCLE ACCOUNTING

     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued, and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company's engineers. These estimates are used by the Company's operating and accounting personnel to annually adjust the Company's rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in probable expansion areas.

TOTAL AVAILABLE DISPOSAL CAPACITY

     As of December 31, 2002, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.

PROBABLE EXPANSION AIRSPACE

     Before airspace included in an expansion area is determined as probable expansion airspace and, therefore, included in the Company's calculation of total available disposal capacity, the following criteria must be met:

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

                            REPUBLIC SERVICES, INC.

          4. Progress is being made on the project;

          5. The expansion is attainable within a reasonable time frame; and

          6. The Company believes it is likely the expansion permit will be received.

     Upon meeting the Company's expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

     The Company has identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows:

          1. Obtaining approval from local authorities;

          2. Submitting a permit application to state authorities; and

          3. Obtaining permit approval from state authorities.

     Once a landfill meets the Company's expansion criteria, management continuously monitors each site's progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill's total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly.

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

     Costs related to acquiring land, excluding the estimated residual value of unpermitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

     Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company's expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

CLOSURE AND POST-CLOSURE COSTS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to cost of operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method. The Company estimates future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on

                            REPUBLIC SERVICES, INC.

the technical standards of the Environmental Protection Agency's Subtitle D regulations and applicable state and local regulations. These estimates do not take into account inflation or discounts for the present value of total estimated costs. Closure and post-closure expense totaled approximately $26.1 million, $22.9 million and $23.4 million during the years ended December 31, 2002, 2001 and 2000, respectively. Accruals for closure and post-closure are included in accrued landfill, environmental and legal costs in the accompanying Consolidated Balance Sheets.

     A number of the Company's landfills were acquired from other entities and recorded using the purchase method of accounting. Accordingly, the Company assessed and recorded a closure and post-closure liability as of the date the landfill was acquired based upon the estimated total closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed. Closure and post-closure costs will be fully accrued for the Company's landfills at the time such facilities cease to accept waste and are closed. As of December 31, 2002, assuming that all available landfill capacity is used, the Company expects to expense approximately $541.3 million of such costs over the remaining lives of these facilities.

     The expected future payments for closure and post-closure costs as of December 31, 2002 are as follows:

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
2003........................................................  $ 17.8
2004........................................................    30.9
2005........................................................    17.4
2006........................................................    19.6
2007........................................................    14.3
Thereafter..................................................   638.2
                                                              ------
                                                              $738.2
                                                              ======

REMEDIATION

     The Company accrues for remediation costs when they become probable and reasonably estimatable. Substantially all of the Company's recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by independent engineers together with the Company's engineers based upon site remediation plans. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The expected future payments for remediation costs as of December 31, 2002 are as follows:

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
2003........................................................  $  4.3
2004........................................................      .9
2005........................................................     2.9
2006........................................................      .9
2007........................................................      .9
Thereafter..................................................    49.0
                                                              ------
                                                              $ 58.9
                                                              ======

                            REPUBLIC SERVICES, INC.

ENVIRONMENTAL COSTS

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 2002, 2001, and 2000.

5.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
$225.0 million unsecured notes, net of unamortized discount
  of $.3 million and $.5 million, respectively, and
  including an $8.2 million and $(.2) million adjustment to
  fair market value as of December 31, 2002 and 2001,
  respectively; interest payable semi-annually in May and
  November at 6 5/8%; principal due at maturity in 2004.....  $  232.9     $  224.3
$375.0 million unsecured notes, net of unamortized discount
  of $.4 million and $.5 million, respectively; interest
  payable semi-annually in May and November at 7 1/8%;
  principal due at maturity in 2009.........................     374.6        374.5
$450.0 million unsecured notes, net of unamortized discount
  of $2.4 million and $2.6 million, respectively, and
  including $.9 million adjustment to fair value as of
  December 31, 2002; interest payable semi-annually in
  February and August at 6 3/4%; principal due at maturity
  in 2011...................................................     448.5        447.4
$750.0 million unsecured revolving credit facility; interest payable using LIBOR based rates (2.1% at December 31,
  2002); $300.0 million matures July 2003 and $450.0 million
  matures July 2007.........................................        --           --
Tax-exempt bonds and other tax-exempt financing; fixed and
  floating interest rates (ranging from 1.45% to 5.25% at
  December 31, 2002); maturities ranging from 2003 to
  2032......................................................     378.2        283.2
Other notes including unsecured and secured by real
  property, equipment and other assets; interest rates
  ranging from 1.5% to 10.0%; maturing through 2012.........       7.9         38.3
                                                              --------     --------
                                                               1,442.1      1,367.7
Less: Current portion.......................................      (2.8)       (33.6)
                                                              --------     --------
                                                              $1,439.3     $1,334.1
                                                              ========     ========

                            REPUBLIC SERVICES, INC.

     Aggregate maturities of notes payable and long-term debt as of December 31, 2002 (excluding discounts and adjustments to fair market value from hedging transactions) are as follows:

                        YEAR ENDING
                        DECEMBER 31,
------------------------------------------------------------
2003........................................................  $    2.8
2004........................................................     227.7
2005........................................................       2.7
2006........................................................       2.4
2007........................................................       1.9
Thereafter..................................................   1,197.7
                                                              --------
                                                              $1,435.2
                                                              ========

     As of December 31, 2002, the Company had approximately $437.7 million of availability under its revolving credit facility.

     As of December 31, 2002, the Company had $175.0 million of restricted cash of which $139.7 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company's performance.

     The Company made interest payments on notes payable and long-term debt of approximately $75.9 million, $70.4 million and $83.4 million (net of capitalized interest of $2.5 million, $3.3 million and $2.9 million) for the years ended December 31, 2002, 2001 and 2000, respectively.

     In August 2001, the Company sold $450.0 million of public notes, which have a fixed coupon rate of 6 3/4% and mature in 2011. Proceeds from these notes were used to repay the Company's revolving credit facility.

     The Company's ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. During 2001 and 2002, the Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $75.0 million, respectively, and mature in 2004 and 2011, respectively. These maturities are identical to the Company's public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company's fixed-rate debt and accounts for them in accordance with SFAS 133. The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company's fixed rate debt due to changes in interest rates.

     As of December 31, 2002, interest rate swap agreements are reflected at fair market value of $9.1 million and are included in other assets and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2002 and 2001, the Company recorded net interest income of $5.8 million and $1.3 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Consolidated Statements of Income.

     The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 2002, the Company was in compliance with the financial covenants under these agreements.

                            REPUBLIC SERVICES, INC.

6.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
Current:
  Federal...................................................  $ 62.0    $86.1    $ 93.9
  State.....................................................    11.8      8.4      11.7
Federal and state deferred..................................    73.1    (10.7)     29.8
                                                              ------    -----    ------
Provision for income taxes..................................  $146.9    $83.8    $135.4
                                                              ======    =====    ======

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
Statutory federal income tax rate...........................    35.0%    35.0%     35.0%
Non-deductible expenses.....................................      .7      1.3       1.3
State income taxes, net of federal benefit..................     2.1      2.6       3.0
Other, net..................................................      .2      1.1      (1.3)
                                                              ------    -----    ------
Effective income tax rate...................................    38.0%    40.0%     38.0%
                                                              ======    =====    ======

     Components of the net deferred income tax liability in the accompanying Consolidated Balance Sheets are as follows:

                                                                 DECEMBER 31,
                                                           ------------------------
                                                               2002          2001
                                                           ------------     -------
Deferred tax assets (liabilities):
  Current portion -
     Book basis in property over tax basis...............    $    .8        $    .8
     Accruals not currently deductible...................        8.4            5.8
                                                             -------        -------
          Total..........................................    $   9.2        $   6.6
                                                             =======        =======
  Long-term portion -
     Book basis in property over tax basis...............    $(214.6)       $(140.1)
     Accruals not currently deductible...................       19.6           21.4
                                                             -------        -------
          Total..........................................    $(195.0)       $(118.7)
                                                             =======        =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance, if any, in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

     The Company made income tax payments of approximately $69.3 million, $109.3 million and $89.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.  STOCKHOLDERS' EQUITY

     During 2000, 2001 and 2002, the Board of Directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of its Common Stock. As of December 31, 2002, the Company had paid $300.1 million to repurchase 17.2 million shares of its Common Stock.

                            REPUBLIC SERVICES, INC.

8.  STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan ("Stock Incentive Plan") to provide for grants of options to purchase shares of Common Stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company's Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. In May 2002, the Company's stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of Common Stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of December 31, 2002, there were 9.3 million stock options reserved for future grants under the Stock Incentive Plan.

     The following table summarizes stock option activity for the years ended 2000, 2001 and 2002:

                                                                       WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options outstanding at January 1, 2000......................   15.0         $16.57
Granted.....................................................     .3          13.07
Exercised...................................................    (.1)         10.38
Cancelled...................................................   (1.1)         16.57
                                                               ----         ------
Options outstanding at December 31, 2000....................   14.1          16.54
Granted.....................................................    2.2          14.85
Exercised...................................................   (3.1)         16.60
Cancelled...................................................    (.8)         16.66
                                                               ----         ------
Options outstanding at December 31, 2001....................   12.4          16.22
Granted.....................................................    2.3          17.45
Exercised...................................................   (1.9)         15.18
Cancelled...................................................    (.2)         15.39
                                                               ----         ------
Options outstanding at December 31, 2002....................   12.6         $16.61
                                                               ====         ======

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 2002:

                                                  OUTSTANDING                 EXERCISABLE
                                        --------------------------------   ------------------
                                                  WEIGHTED-
                                                   AVERAGE     WEIGHTED-            WEIGHTED-
                                                  REMAINING     AVERAGE              AVERAGE
                                                 CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE                 SHARES   LIFE (YRS.)     PRICE     SHARES     PRICE
-----------------------                 ------   -----------   ---------   ------   ---------
$ 3.39 -- $13.55......................    1.6        6.8        $11.89       .9      $11.88
$13.56 -- $16.93......................    2.1        7.6         14.72       .7       15.00
$16.94 -- $20.32......................    8.7        6.1         17.75      5.8       17.78
$20.33 -- $33.88......................     .2        5.8         23.86       .2       24.19
                                         ----        ---        ------      ---      ------
                                         12.6        6.4        $16.61      7.6      $16.99
                                         ====        ===        ======      ===      ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income.

                            REPUBLIC SERVICES, INC.

     The Company also maintains the Republic Services 401(k) Plan (the "Plan"), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to a maximum of 15% of eligible compensation, as defined. In general, the Company provides matching contributions of 50% of the amount contributed by each participant up to 4% of the employee's salary. The employer match is generally made in shares of the Company's common stock. Both employee and Company contributions vest immediately. During 2002, the Company contributed shares of its common stock valued at $2.5 million to the Plan.

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

     Earnings per share is calculated as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Numerator:
  Net income...............................................  $239.6   $125.5   $221.0
                                                             ------   ------   ------
Denominator:
  Denominator for basic earnings per share.................   165.4    170.1    174.7
  Effect of dilutive securities -- Options to purchase
     common stock..........................................     1.3      1.0       .3
                                                             ------   ------   ------
     Denominator for diluted earnings per share............   166.7    171.1    175.0
                                                             ======   ======   ======
     Basic and diluted earnings per share..................  $ 1.44   $  .73   $ 1.26
                                                             ======   ======   ======
Antidilutive securities not included in the diluted
  earnings per share calculation:
     Options to purchase common stock......................      .8      3.3     12.3
     Weighted-average exercise price.......................  $19.87   $18.27   $17.42

10.  SEGMENT INFORMATION

     The Company provides collection, transfer and disposal services in the domestic non-hazardous solid waste industry. Operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company's reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31 is shown in the following table. In prior years' Consolidated Financial Statements, the Company presented one reportable segment. For the current year presentation, prior period information has been restated to conform to the current year presentation.

                            REPUBLIC SERVICES, INC.

                                                                         DEPRECIATION,
                                   GROSS     INTERCOMPANY      NET        AMORTIZATION      OTHER
                                 OPERATING    OPERATING     OPERATING         AND          CHARGES    OPERATING       CAPITAL
             2002                 REVENUE     REVENUE(B)     REVENUE      DEPLETION(C)     (INCOME)    INCOME     EXPENDITURES(D)
             ----                ---------   ------------   ---------   ----------------   --------   ---------   ---------------
Eastern Region.................  $  564.1      $ (79.7)     $  484.4        $   32.0        $(4.1)     $ 87.0         $ 39.2
Central Region.................     589.6       (120.2)        469.4            53.6         (1.5)      105.3           77.1
Southern Region................     643.1        (65.5)        577.6            52.7           --       118.3           58.0
Southwestern Region............     311.8        (29.1)        282.7            22.8           --        41.9           30.6
Western Region.................     690.0       (139.1)        550.9            41.3           --       145.5           47.3
Corporate Entities (a).........        .2          (.1)           .1            (2.8)          --       (38.5)           6.4
                                 --------      -------      --------        --------        -----      ------         ------
        Total..................  $2,798.8      $(433.7)     $2,365.1        $  199.6        $(5.6)     $459.5         $258.6
                                 ========      =======      ========        ========        =====      ======         ======


                                  TOTAL
             2002                 ASSETS
             ----                --------
Eastern Region.................  $  822.2
Central Region.................     950.9
Southern Region................     830.7
Southwestern Region............     374.6
Western Region.................     826.7
Corporate Entities (a).........     404.0
                                 --------
        Total..................  $4,209.1
                                 ========

                                                                         DEPRECIATION,
                                   GROSS     INTERCOMPANY      NET        AMORTIZATION      OTHER
                                 OPERATING    OPERATING     OPERATING         AND          CHARGES    OPERATING       CAPITAL
             2001                 REVENUE     REVENUE(B)     REVENUE      DEPLETION(C)     (INCOME)    INCOME     EXPENDITURES(D)
             ----                ---------   ------------   ---------   ----------------   --------   ---------   ---------------
Eastern Region.................  $  563.8      $ (78.1)     $  485.7        $   47.0        $53.6      $ 16.9         $ 35.3
Central Region.................     576.7       (122.7)        454.0            54.7          8.9        93.9           64.4
Southern Region................     620.7        (64.2)        556.5            56.1         14.8        95.6           58.3
Southwestern Region............     296.8        (29.0)        267.8            23.5          3.4        24.5           23.1
Western Region.................     612.2       (118.7)        493.5            41.1         18.0       101.5           51.4
Corporate Entities (a).........       (.1)          .1            --            (7.0)          .9       (48.9)          16.8
                                 --------      -------      --------        --------        -----      ------         ------
        Total..................  $2,670.1      $(412.6)     $2,257.5        $  215.4        $99.6      $283.5         $249.3
                                 ========      =======      ========        ========        =====      ======         ======


                                  TOTAL
             2001                 ASSETS
             ----                --------
Eastern Region.................  $  846.0
Central Region.................     883.8
Southern Region................     827.8
Southwestern Region............     363.5
Western Region.................     840.6
Corporate Entities (a).........      94.6
                                 --------
        Total..................  $3,856.3
                                 ========

                                                                         DEPRECIATION,
                                   GROSS     INTERCOMPANY      NET        AMORTIZATION      OTHER
                                 OPERATING    OPERATING     OPERATING         AND          CHARGES    OPERATING       CAPITAL
             2000                 REVENUE     REVENUE(B)     REVENUE      DEPLETION(C)     (INCOME)    INCOME     EXPENDITURES(D)
             ----                ---------   ------------   ---------   ----------------   --------   ---------   ---------------
Eastern Region.................  $  533.1      $ (58.2)     $  474.9        $   42.4        $  --      $ 87.2         $ 44.9
Central Region.................     541.5        (99.0)        442.5            50.9          1.6       109.8           66.5
Southern Region................     581.2        (55.8)        525.4            53.4           --       115.8           58.1
Southwestern Region............     252.3        (23.2)        229.1            22.3          5.1        32.3           34.8
Western Region.................     559.2       (118.3)        440.9            32.7           --       121.3           65.3
Corporate Entities (a).........        .5        (10.0)         (9.5)           (4.3)          --       (32.4)         (61.6)
                                 --------      -------      --------        --------        -----      ------         ------
        Total..................  $2,467.8      $(364.5)     $2,103.3        $  197.4        $ 6.7      $434.0         $208.0
                                 ========      =======      ========        ========        =====      ======         ======


                                  TOTAL
             2000                 ASSETS
             ----                --------
Eastern Region.................  $  940.7
Central Region.................     882.0
Southern Region................     851.5
Southwestern Region............     363.5
Western Region.................     519.1
Corporate Entities (a).........       4.7
                                 --------
        Total..................  $3,561.5
                                 ========

---------------

(a) Corporate functions include legal, tax, treasury, information technology, insurance, human resources, national accounts and other typical administrative functions. During 2001, operating income from Corporate Entities includes $12.2 million of charges related primarily to increases in self-insurance reserves and bad debt expense.
(b) Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.
(c) Effective January 1, 2002 upon the adoption of SFAS 142, the Company ceased amortizing intangibles with indefinite lives. (See Note 2, Summary of Significant Accounting Policies, for further information.)
(d) Capital expenditures for 2002 exclude $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.

                            REPUBLIC SERVICES, INC.

     Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2002 is as follows:

                               BALANCE AS OF                                     REVERSAL OF        BALANCE AS OF
                               DECEMBER 31,                                          2001           DECEMBER 31,
                                   2001          ACQUISITIONS   DIVESTITURES        CHARGE              2002
                             -----------------   ------------   ------------   ----------------   -----------------
Eastern Region.............      $  427.9           $ 2.3          $ (5.3)          $  4.1            $  429.0
Central Region.............         318.0            27.4            (3.9)             1.5               343.0
Southern Region............         322.9             3.5            (3.2)              --               323.2
Southwestern Region........         129.4             5.3              --               --               134.7
Western Region.............         324.3             4.0           (14.0)              --               314.3
                                 --------           -----          ------           ------            --------
          Total............      $1,522.5           $42.5          $(26.4)          $  5.6            $1,544.2
                                 ========           =====          ======           ======            ========

     Total revenue of the Company by revenue source for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
Collection:
  Residential...........................................  $  530.7   $  479.7   $  434.6
  Commercial............................................     696.7      686.0      627.8
  Industrial............................................     501.6      509.6      486.5
  Other.................................................      50.8       47.5       47.6
                                                          --------   --------   --------
          Total collection..............................   1,779.8    1,722.8    1,596.5
                                                          --------   --------   --------
Transfer and disposal...................................     854.1      780.8      717.4
Less: Intercompany......................................    (428.5)    (405.0)    (364.5)
                                                          --------   --------   --------
  Transfer and disposal, net............................     425.6      375.8      352.9
Other...................................................     159.7      158.9      153.9
                                                          --------   --------   --------
          Total revenue.................................  $2,365.1   $2,257.5   $2,103.3
                                                          ========   ========   ========

11.  FUEL HEDGE

     The Company has minimized its risk associated with changes in the price of diesel fuel by entering into derivatives with a group of financial institutions having investment grade ratings. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. Under these option agreements, the Company receives or makes payments based on the difference between actual average heating oil prices and predetermined fixed prices. These option agreements provide the Company protection from fuel prices rising above a predetermined fixed price in the option agreements but also limit the Company's ability to benefit from price decreases below the predetermined fixed price in the option agreements.

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

                            REPUBLIC SERVICES, INC.

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133, $1.6 million, and $(1.6) million, net of tax, representing the effective portion of the change in fair value during the periods have been recorded in stockholders' equity as a component of accumulated other comprehensive income
(loss) for the years ended December 31, 2002 and 2001, respectively. The ineffective portions of the changes in fair value of approximately $.1 million and $(.1) million for the years ended December 31, 2002 and 2001, respectively, have been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million and $.6 million for the years ended December 31, 2002 and 2001, respectively, related to these option agreements are included in cost of operations in the Company's Consolidated Statements of Income.

12.  COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

     During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). In July 2002, the Company exercised its right to purchase the equipment underlying this facility by paying $72.6 million. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years. Rent expense during the years ended December 31, 2002, 2001 and 2000 was approximately $20.0 million, $27.5 million and $25.3 million, respectively.

     Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2002 are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2003........................................................  $ 4.0
2004........................................................    3.4
2005........................................................    2.9
2006........................................................    2.7
2007........................................................    2.6
Thereafter..................................................    9.2
                                                              -----
                                                              $24.8
                                                              =====

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

                            REPUBLIC SERVICES, INC.

     The Company's insurance programs for worker's compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and estimates of claims incurred but not reported.

     The Company's liabilities for unpaid and incurred but not reported claims at December 31, 2002 was $75.0 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, insurance policies, letters of credit and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 2002, surety bonds totaling $652.6 million which expire through 2015 and letters of credit totaling $359.1 million were outstanding. In addition, at December 31, 2002, the Company had $175.0 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

     Through the date of the Company's initial public offering of common stock in July 1998, the Company filed consolidated federal income tax returns with AutoNation Inc. ("AutoNation"), its former parent company. The Internal Revenue Service is auditing AutoNation's consolidated tax returns for fiscal years 1995 through 1999. In accordance with the Company's tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. In addition, the Internal Revenue Service is auditing the Company's consolidated tax returns for fiscal years 1998 and 1999. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

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

     The Company leases its corporate office space from AutoNation. During 2002, 2001 and 2000, the Company paid AutoNation approximately $.7 million, $.7 million and $.5 million, respectively, pursuant to the lease. During 2002, the Company collected solid waste from, and leased roll-off containers to, certain automotive retail and other properties of AutoNation. The Company provided all of these services at standard

                            REPUBLIC SERVICES, INC.

rates. The Company continues to provide these services to AutoNation on the same terms. In March 2000, the Company sold a Lear Jet 55 to AutoNation for approximately $4.7 million. In January 2001, the Company purchased a Lear Jet 55 from AutoNation for approximately $4.7 million which the Company believes approximated its fair market value. H. Wayne Huizenga and Harris W. Hudson are both directors of AutoNation.

     Pro Player Stadium is a professional sports stadium in South Florida that is owned and controlled by H. Wayne Huizenga, the former Chairman and a current member of the Company's Board of Directors. One of the Company's subsidiaries collected solid waste from, and leased roll-off waste containers to, Pro Player Stadium pursuant to standard agreements under which Pro Player Stadium paid an aggregate of $293,392 in 2002. The Company expects to continue to provide these services in 2003 on the same terms.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2002 and 2001:

                                                                  FIRST    SECOND     THIRD    FOURTH
                                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                                 -------   -------   -------   -------
Revenue.................................................  2002   $551.9    $598.2    $609.7    $605.3
                                                          2001   $535.4    $576.0    $582.6    $563.5
Operating income (loss).................................  2002   $106.9    $116.3    $118.2    $118.1
                                                          2001   $ 98.9    $111.8    $110.4    $(37.6)
Net income (loss).......................................  2002   $ 54.9    $ 61.0    $ 62.2    $ 61.5
                                                          2001   $ 49.6    $ 58.1    $ 56.7    $(38.9)
Basic and diluted net income (loss) per share...........  2002   $  .32    $  .36    $  .38    $  .37
                                                          2001   $  .29    $  .34    $  .33    $ (.23)
Weighted average diluted common and common equivalent
  shares outstanding....................................  2002    169.1     167.5     164.8     165.3
                                                          2001    171.8     171.4     171.1     170.0

     The Company's operating results for 2002 include a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

     The Company's operating results for 2001 were affected by a charge of $86.1 million charge on an after-tax basis, or $132.0 million on a pre-tax basis, recorded during the fourth quarter of 2001 related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in self-insurance reserves and an increase in bad debt expense related to the economic slowdown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in the Current Report on Form 8-K dated June 21, 2002 that we filed with the Commission on June 24, 2002, we appointed Ernst & Young LLP as our new independent public accountant effective June 21, 2002 and we dismissed Arthur Andersen LLP as our independent public accountant effective as of June 21, 2002.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report.

     (b) Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. All Financial Statements:

        The following financial statements are filed as part of this report under Item 8 -- Financial Statements and Supplementary Data.

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   49
Report of Independent Certified Public Accountants..........   51
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   52
Consolidated Statements of Income for each of the Three
  Years Ended December 31, 2002.............................   53
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for each of the Three Years Ended
  December 31, 2002.........................................   54
Consolidated Statements of Cash Flows for each of the Three
  Years Ended December 31, 2002.............................   55
Notes to Consolidated Financial Statements..................   56

     2. Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2002, 2001 and 2000.

        All other schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

     3. Exhibits:

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each. We agree to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of our total assets on a consolidated basis.

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
3.1       --   Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
3.2       --   Certificate of Amendment to Amended and Restated Certificate
               of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company's Registration
               Statement on Form S-8, Registration No. 333-81801, filed
               with the Commission on June 29, 1999).
3.3       --   Amended and Restated Bylaws of Republic Services, Inc.
               (incorporated by reference to Exhibit 3.2 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998).
4.1       --   Form of Republic Services, Inc. Common Stock Certificate
               (incorporated by reference to Exhibit 4.4 of the Company's
               Registration Statement on Form S-8, Registration No. 333-
               81801, filed with the Commission on June 29, 1999).
4.2       --   Long Term Credit Agreement dated July 3, 2002 among Republic
               Services, Inc., Bank of America N.A. as Administrative
               Agent, and the several financial institutions thereto (filed herewith).

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
4.3       --   Indenture dated May 24, 1999, by Republic Services, Inc. to
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K
               for the year ended December 31, 1999).
4.4       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.4 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.5       --   6 5/8% Note due May 15, 2004 in the principal amount of
               $25,000,000 (incorporated by reference to Exhibit 4.5 of the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.6       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $200,000,000 (incorporated by reference to Exhibit 4.6 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.7       --   7 1/8% Note due May 15, 2009 in the principal amount of
               $175,000,000 (incorporated by reference to Exhibit 4.7 of
               the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
4.8       --   Indenture dated as of August 15, 2001, by Republic Services,
               Inc. to The Bank of New York, as trustee (incorporated by
               reference to Exhibit 4.1 of the Company's Current Report on
               Form 8-K dated August 9, 2001).
4.9       --   First Supplemental Indenture, dated as of August 15, 2001 by
               Republic Services, Inc. to The Bank Of New York, as trustee
               (incorporated by reference to Exhibit 4.2 of the Company's
               Current Report on Form 8-K dated August 9, 2001).
4.10      --   6 3/4% Senior Note due 2011, in principal amount of
               $400,000,000 (incorporated by reference to Exhibit 4.4 of
               the Company's Current Report on Form 8-K dated August 9,
               2001).
4.11      --   6 3/4% Senior Note due 2011, in principal amount of
               $50,000,000 (incorporated by reference to Exhibit 4.4 of the
               Company's Current Report on Form 8-K dated August 9, 2001).
10.1      --   Separation and Distribution Agreement dated June 30, 1998 by and between the Republic Services, Inc. and AutoNation, Inc.
               (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
10.2      --   Tax Indemnification and Allocation Agreement dated June 30,
               1998 by and between Republic Services, Inc. and AutoNation,
               Inc. (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
               Report on Form 10-Q for the period ended June 30, 1998).
10.3      --   Republic Services, Inc. 1998 Stock Incentive Plan (as
               amended and restated March 6, 2002) (incorporated by
               reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the period ended March 31, 2002).*
10.4      --   Employment Agreement dated October 25, 2000 by and between
               James E. O'Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). *
10.5      --   Employment Agreement dated October 25, 2000 by and between
               Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on
               Form 10-K for the year ended December 31, 2000).*
10.6      --   Employment Agreement dated October 25, 2000 by and between
               David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.7      --   Employment Agreement dated July 31, 2001 by and between
               Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).*

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
10.8      --   Employment Agreement dated May 14, 2001 by and between
               Michael Cordesman, who became an executive officer in March
               2002, and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
               10-Q, for the period ended March 31, 2002).*
21.1      --   Subsidiaries of the Company (filed herewith).
23.1      --   Consent of Ernst & Young (filed herewith).

---------------

* Indicates a management contract or compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K:

     Form 8-K, furnished pursuant to Item 9 and dated October 28, 2002, including a press release announcing the Company's operating results for the three and nine months ended September 30, 2002, and a press release announcing the board of directors' approval of an additional $150.0 million for the Company's Common Stock repurchase program. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          REPUBLIC SERVICES, INC.

                                          By:     /s/ JAMES E. O'CONNOR
                                            ------------------------------------
                                                     James E. O'Connor
                                              Chairman of the Board and Chief
                                                      Executive Officer

March 27, 2003

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

                       SIGNATURE                                       TITLE                    DATE
                       ---------                                       -----                    ----


                 /s/ JAMES E. O'CONNOR                    Chairman of the Board and Chief  March 27, 2003
 ------------------------------------------------------     Executive Officer (principal
                   James E. O'Connor                        executive officer)


                  /s/ HARRIS W. HUDSON                    Vice Chairman and Director       March 27, 2003
 ------------------------------------------------------
                    Harris W. Hudson


                   /s/ TOD C. HOLMES                      Senior Vice President and Chief  March 27, 2003
 ------------------------------------------------------     Financial Officer (principal
                     Tod C. Holmes                          financial officer)


                /s/ CHARLES F. SERIANNI                   Chief Accounting Officer         March 27, 2003
 ------------------------------------------------------     (principal accounting
                  Charles F. Serianni                       officer)


                 /s/ H. WAYNE HUIZENGA                    Director                         March 27, 2003
 ------------------------------------------------------
                   H. Wayne Huizenga


                  /s/ JOHN W. CROGHAN                     Director                         March 27, 2003
 ------------------------------------------------------
                    John W. Croghan


                 /s/ RAMON A. RODRIGUEZ                   Director                         March 27, 2003
 ------------------------------------------------------
                   Ramon A. Rodriguez


                 /s/ ALLAN C. SORENSEN                    Director                         March 27, 2003
 ------------------------------------------------------
                   Allan C. Sorensen

                                 CERTIFICATION

I, James E. O'Connor, certify that:

     1. I have reviewed this annual report on Form 10-K of Republic Services, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ JAMES E. O'CONNOR
------------------------------------------------------
James E. O'Connor
Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Tod C. Holmes, certify that:

     1. I have reviewed this annual report on Form 10-K of Republic Services, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ TOD C. HOLMES
    ----------------------------------------------------------
    Tod C. Holmes
    Senior Vice President and
    Chief Financial Officer

                            REPUBLIC SERVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                 BALANCE AT   ADDITIONS    ACCOUNTS              BALANCE AT
                                                 BEGINNING    CHARGED TO   WRITTEN                  END
                                                  OF YEAR       INCOME       OFF      OTHER(1)    OF YEAR
                                                 ----------   ----------   --------   --------   ----------
CLASSIFICATIONS
Allowance for doubtful accounts:
  2002.........................................    $19.0        $11.2       $(11.4)     $ .2       $19.0
  2001.........................................     13.2         22.8        (18.5)      1.5        19.0
  2000.........................................     14.2         11.8        (14.9)      2.1        13.2

---------------

(1) Allowance of acquired and divested businesses, net.

                                 EXHIBIT INDEX

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
4.2       --   Long Term Credit Agreement dated July 3, 2002 among Republic
               Services, Inc., Bank of America N.A. as Administrative
               Agent, and the several financial institutions thereto (filed herewith).
21.1      --   Subsidiaries of the Company (filed herewith).
23.1      --   Consent of Ernst & Young (filed herewith).