Form 10-Q
period 2003-03-31
REPUBLIC SERVICES INC
filed 2003-05-14
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     On May 9, 2003, the registrant had outstanding 160,318,748 shares of Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
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
SIGNATURES
CERTIFICATION
Employment Agreement with Michael Cordesman
Am. No.1 to Employment Agmt. w/ James E. O'Connor
Am. No.1 to Employment Agmt. w/ Tod C. Holmes
Am. No.1 to Employment Agmt. w/ David Barclay
Am. No.1 to Employment Agmt. w/ Michael Cordesman
E&Y LLP letter re: change in accounting principle
Certification of CEO
Certification of CFO

REPUBLIC SERVICES, INC.

PART  I.  FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166.1	$141.5
Accounts receivable, less allowance for doubtful accounts of $19.6 and $19.0, respectively	251.3	238.6
Prepaid expenses and other current assets	69.1	63.0
Deferred tax assets	9.2	9.2

Total Current Assets	495.7	452.3
RESTRICTED CASH	165.4	175.0
PROPERTY AND EQUIPMENT, NET	1,815.9	1,910.0
GOODWILL, NET	1,545.7	1,544.2
OTHER INTANGIBLE ASSETS, NET	24.8	25.7
OTHER ASSETS	106.4	101.9

	$4,153.9	$4,209.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97.1	$123.5
Accrued liabilities	106.9	109.3
Amounts due to former owners	5.9	7.5
Deferred revenue	85.9	82.9
Notes payable and current maturities of long-term debt	2.7	2.8
Other current liabilities	88.9	66.2

Total Current Liabilities	387.4	392.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,441.4	1,439.3
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	225.8	234.7
DEFERRED INCOME TAXES	184.8	195.0
OTHER LIABILITIES	67.6	66.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 181,114,213 and 180,825,749 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,303.9	1,298.7
Retained earnings	897.5	880.7
Treasury stock, at cost (20,073,200 and 17,167,600 shares, respectively)	(356.3)	(300.1)

Total Stockholders’ Equity	1,846.9	1,881.1

	$4,153.9	$4,209.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

REVENUE	$594.6	$551.9
EXPENSES:
Cost of operations	367.7	342.0
Depreciation, amortization and depletion	56.8	44.4
Accretion	3.1	—
Selling, general and administrative	61.6	58.6

OPERATING INCOME	105.4	106.9
INTEREST EXPENSE	(20.4)	(19.2)
INTEREST INCOME	1.3	.7
OTHER INCOME (EXPENSE), NET	1.7	.1

INCOME BEFORE INCOME TAXES	88.0	88.5
PROVISION FOR INCOME TAXES	33.4	33.6

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	54.6	54.9
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	(37.8)	—

NET INCOME	$16.8	$54.9

BASIC AND DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.33	$.32
Cumulative effect of changes in accounting principles, net of tax	(.23)	—

Basic and diluted earnings per share	$.10	$.32

WEIGHTED AVERAGE DILUTED COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	163.3	169.1

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$54.6	$54.4
Basic and diluted earnings per share	$.33	$.32

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(in millions)

	Common Stock
			Additional			Comprehensive
	Shares,	Par	Paid-In	Retained	Treasury	Income
	Net	Value	Capital	Earnings	Stock	For the Period

BALANCE AT DECEMBER 31, 2002	163.6	$1.8	$1,298.7	$880.7	$(300.1)
Net income	—	—	—	16.8	—	$16.8
Issuance of common stock	.4	—	5.2	—	—	—
Purchase of common stock for treasury	(2.9)	—	—	—	(56.2)	—

Total comprehensive income	—	—	—	—	—	$16.8

BALANCE AT MARCH 31, 2003	161.1	$1.8	$1,303.9	$897.5	$(356.3)

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$16.8	$54.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34.5	28.0
Landfill depletion and amortization	21.0	14.1
Amortization of intangible and other assets	1.3	2.3
Accretion	3.1	—
Deferred tax provision	12.8	8.4
Provision for doubtful accounts	2.8	3.5
Income tax benefit from stock option exercises	(.3)	(.1)
Other non-cash charges	(.5)	.1
Cumulative effect of changes in accounting principles, net of tax	37.8	—
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(15.9)	5.4
Prepaid expenses and other assets	(7.6)	(6.5)
Accounts payable and accrued liabilities	(33.1)	(9.3)
Other liabilities	28.1	33.7

	100.8	134.5

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(24.0)	(37.6)
Proceeds from sale of property and equipment	1.4	3.9
Cash used in business acquisitions, net of cash acquired	(7.7)	(4.2)
Cash proceeds from business dispositions	—	5.0
Amounts due and contingent payments to former owners	(3.5)	(.2)
Restricted cash	9.7	7.0

	(24.1)	(26.1)

CASH USED IN FINANCING ACTIVITIES:
Payments of notes payable and long-term debt	(1.1)	(.8)
Net payments on revolving credit facility	—	(30.0)
Issuance of common stock	5.2	1.3
Purchases of common stock for treasury	(56.2)	(46.5)

	(52.1)	(76.0)

INCREASE IN CASH AND CASH EQUIVALENTS	24.6	32.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	16.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166.1	$48.5

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

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2002.

     The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

     During the three months ended March 31, 2002, the Company recorded unrealized gains of $2.2 million ($1.3 million, net of tax), relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. (For further information, see Note 11, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.2 million, net of tax, was recorded to comprehensive income during the three months ended March 31, 2002. The Company had no other components of other comprehensive income for the periods presented.

     During the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 required the Company to change the methodology it used to record final capping, closure and post-closure costs relating to its landfills. During the three months ended March 31, 2003, the Company recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, the Company also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in accounting relating to its accounting for methane gas collection systems. This change in accounting for methane gas collection systems was prompted by a thorough evaluation of the Company’s landfill accounting policies in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

     The following table summarizes the adjustments to net income and earnings per share for the three months ended March 31, 2002 as if SFAS 143 and the Company’s change in accounting principle relating to its methane gas collection systems were effective in 2002:

	Three Months Ended
	March 31, 2002

	Net Income	Basic and Diluted
	(in millions)	Earnings Per Share

Reported	$54.9	$.32
SFAS 143:
Reversal of closure and post-closure expense previously reported	3.4	.02
Reversal of landfill purchase price amortization previously reported	.2	—
Accretion expense	(1.4)	(.01)
Landfill amortization	(2.3)	(.01)

Total adjustments for SFAS 143	(.1)	—

Methane Gas Collection Systems:
Reversal of depreciation previously reported	.1	—
Depletion expense	(.5)	—

Total adjustment for methane gas collection systems	(.4)	—

Adjusted	$54.4	$.32

     The following table summarizes the balance sheet impact of adopting SFAS 143 and the Company’s change in accounting relating to methane gas collection systems:

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Property and equipment:
Landfill development costs	$1,026.3	$188.6	$1,214.9
Buildings and improvements	270.9	(11.7)	259.2
Accumulated depletion and amortization	(304.1)	(245.4)	(549.5)

	$993.1	$(68.5)	$924.6

Goodwill:
Goodwill	$1,687.7	$(6.9)	$1,680.8
Accumulated amortization	(143.5)	(.1)	(143.6)

	$1,544.2	$(7.0)	$1,537.2

Final capping, closure and post-closure liabilities:
Current landfill liabilities	$17.9	$—	$17.9
Long-term landfill liabilities	179.0	(14.5)	164.5

	$196.9	$(14.5)	$182.4

     Certain amounts in the 2002 Condensed Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

2. LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental And Legal Costs

     A summary of liabilities recorded for landfill, environmental and legal costs is as follows:

	March 31,

	2003	2002

Landfill final capping, closure and post-closure costs	$189.0	$183.4
Remediation	58.0	60.4
Environmental and legal costs	3.5	3.0

	250.5	246.8
Less: Current portion (included in other current liabilities)	24.7	22.8

	$225.8	$224.0

Life Cycle Accounting

     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company’s engineers. These estimates are used by the Company’s operating and accounting personnel to annually adjust the Company’s rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in probable expansion areas.

Total Available Disposal Capacity

     As of March 31, 2003, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

Probable Expansion Airspace

     Before airspace included in an expansion area is determined as probable expansion airspace and, therefore, included in the Company’s calculation of total available disposal capacity, the following criteria must be met:

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

     Upon meeting the Company’s expansion criteria, the rates used at each applicable landfill to expense or accrue costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

     The Company has identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows:

1.	Obtaining approval from local authorities;

2.	Submitting a permit application with state authorities; and

3.	Obtaining permit approval from state authorities.

     Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense or accrue costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly.

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

Final Capping, Closure and Post-Closure Costs

     During the first quarter of 2003, the Company changed the methodology it used to record final capping, closure and post-closure expense in accordance with SFAS 143. SFAS 143 does not change the basic landfill accounting policies followed by the Company and others in the waste industry. Through December 31, 2002, the industry has generally amortized capitalized costs and accrued future final capping, closure and post-closure obligations using the units-of-consumption method as cubic yards of available airspace are consumed over the life of the related landfill. This practice is referred to as life cycle accounting and will continue to be followed except as modified by SFAS 143 as discussed below.

     The table below reflects significant changes between the Company’s historical methodology and the methodology the Company currently uses to account for final capping, closure and post-closure activities and for methane gas collection systems:

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

DEFINITIONS:

Final Capping	Costs related to installation of the components that comprise the permanent final cover over areas of a landfill where airspace capacity has been consumed.	No change.

Closure	Includes routine maintenance costs incurred after a site ceases to accept waste, but prior to being certified closed.	No change, except that it includes the final portion of the methane gas collection system to be constructed.

Post-Closure	Includes routine monitoring and maintenance of a landfill after it has been certified as closed by the applicable state regulatory agency.	No change, except it includes methane gas collection systems in all cases where the need for such systems are considered probable.

DISCOUNT RATE:	Not applicable.	Credit-adjusted, risk-free rate of 6.75%.

INFLATION:	Not applicable.	Inflation rate of 2.5%

COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties.	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third party profit is taken in to income in the period the work is performed internally.

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill.	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure.

RECOGNITION OF LIABILITY:

Final Capping	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted.	All final capping costs are recorded as a liability and asset at fair value as the obligation is incurred. The discounted cash flow associated with each final capping event is recorded to an accrued liability, with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Interest is accreted on the liability using the effective interest method until the liability is paid.

Closure and Post-Closure	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted.	Accrued over the life of the landfill. The discounted cash flow associated with the fair value of such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed. Interest is accreted on the liability using the effective interest method until the liability is paid.

STATEMENT OF INCOME:

Cost of Operations	Expense charged to cost of operations equal to amount of liability accrued.	Not applicable.

Landfill Asset Amortization	Not applicable.	The landfill asset is amortized as airspace is consumed over the life of a specific capping event for final capping or the life of a landfill for closure and post-closure.

Accretion	Not applicable.	Expense recognized as a component of operating expenses at credit-adjusted, risk-free rate (6.75%) using the effective interest method.

     The Company has future obligations for final capping, closure and post-closure costs with respect to the landfills it owns or operates as set forth in applicable landfill permits. Final capping, closure and post-closure costs include estimated costs to be incurred for final capping and closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act (RCRA), as implemented and applied on a state-by-state basis. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur throughout the operating life of a landfill. Other closure activities and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills.

     Estimates of future expenditures for final capping, closure and post-closure are developed annually by independent engineers together with the Company’s engineers. These estimates are reviewed by management at least annually and are used by the Company’s operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, the Company currently retains post-closure responsibility for several closed landfills.

     Under SFAS 143, a liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, “Using Cash Flow and Present Value in Accounting Measurements” (“SFAC 7”). The offset to the liability must be capitalized as part of the carrying amount of the related long-lived asset. Changes in the liability due to the passage of time are recognized as operating items in the income statement and are referred to as accretion expense. Changes in the liability due to revisions to estimated future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset.

     In applying the provisions of SFAS 143, the Company has concluded that a landfill’s asset retirement obligation includes estimates of all costs related to final capping, closure and post-closure. Costs associated with a landfill’s daily maintenance activities during the operating life of the landfill, such as leachate disposal, groundwater and gas monitoring, and other pollution control activities, will continue to be charged to expense as incurred. In addition, costs historically accounted for as capital expenditures during the operating life of a landfill, such as cell development costs, will continue to be capitalized when incurred, and charged to expense using life cycle accounting and the units-of-consumption method based on the consumption of cubic yards of available airspace.

     The Company defines final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping occurs in phases throughout the life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. The Company considers final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with waste actually placed under an area to be capped. As a result, the Company uses a separate rate per ton for recognizing the principal amount of the liability associated with each capping event. The Company amortizes the asset recorded pursuant to this approach as waste volume equivalent to the capacity covered by the capping event is placed into the landfill based upon the consumption of cubic yards of available airspace covered by the capping event.

     The Company recognizes asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

     In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period earned.

     SFAC 7 states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. While the cost of asset retirement obligations associated with final capping, closure and post-closure can be quantified and estimated, there is not an active market that can be utilized to determine the fair value of these activities. In the case of the waste industry, no market exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from its determination of expected cash flow for landfill asset retirement obligations in accordance with SFAC 7.

     Under SFAS 143, the primary modification to the Company’s historical methodology is to require that final capping, closure and post-closure costs be inflated and discounted to present value. The Company’s estimates of future final capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future. Consequently, the amount of expense (accretion expense plus amortization expense) will be higher in the later years of a landfill’s life than in earlier years.

     The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is the rate used by most waste industry participants.

     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate was determined to be 6.75% based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate.

     In accordance with SFAS 143, changes due to revision of the estimates of the amount or timing of the original undiscounted cash flows used to record a liability are recognized by increasing or decreasing the carrying amount of the asset retirement obligation liability and the carrying amount of the related asset. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability must be discounted using the credit-adjusted, risk-free rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability must be discounted using the credit-adjusted, risk-free rate that existed when the original liability was recognized.

     The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations as soon as practical after the significant change has occurred.

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for three months ended March 31, 2003:

Asset retirement obligation liability at December 31, 2002	$196.9
Cumulative effect of change in account principle	(14.5)
Additions incurred during the period	4.0
Amounts settled during the period	(.5)
Accretion expense	3.1

Asset retirement obligation liability at March 31, 2003	189.0
Current portion	17.9

Long-term portion	$171.1

     The following table summarizes the activity in the Company’s accrued closure and post-closure account for the three months ended March 31, 2002:

Balance at January 1, 2002	$179.1
Additions charged to expense	5.5
Usage	(1.2)

Balance March 31, 2002	$183.4

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $5.5 million at March 31, 2003, and are included as restricted cash in the Company’s Condensed Consolidated Balance Sheets.

Remediation

     The Company accrues for remediation costs when they become probable and reasonably estimatable. Substantially all of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by independent engineers together with the Company’s engineers based upon site remediation plans. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the three months ended March 31, 2003 and 2002.

3. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Unaudited Condensed Consolidated Statements of Income.

     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are seven to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, three to fifteen years for all other equipment, and five to twelve years for furniture and fixtures.

     Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill, Environmental and Legal Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.4 million for the three months ended March 31, 2003 and 2002.

     A summary of property and equipment is as follows:

	March 31,	December 31,
	2003	2002

Other land	$88.7	$89.7
Non-depletable landfill land	53.7	54.0
Landfill development costs	1,225.2	1,026.3
Vehicles and equipment	1,374.7	1,356.8
Buildings and improvements	263.7	270.9
Construction-in-progress — landfill	27.1	32.3
Construction-in-progress — other	11.7	9.1

	3,044.8	2,839.1

Less: Accumulated depreciation, depletion and amortization— Landfill development costs	(573.0)	(304.1)
Vehicles and equipment	(600.4)	(570.1)
Building and improvements	(55.5)	(54.9)

	(1,228.9)	(929.1)

Property and equipment, net	$1,815.9	$1,910.0

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The following are examples of such events or changes in circumstances:

•	A significant decrease in the market price of a long-lived asset or asset group,

•	A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition,

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator,

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group,

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

     The Company acquired various solid waste businesses during the three months ended March 31, 2003 and 2002. The aggregate purchase price paid by the Company in these transactions was $7.7 million and $4.2 million in cash, respectively.

     The following summarizes the preliminary purchase price allocations for business combinations consummated during the periods presented:

	Three Months
	Ended March 31,

	2003	2002

Property and equipment	$3.1	$.9
Goodwill	7.8	3.1
Working capital surplus (deficit)	(3.2)	.2

Cash used in acquisitions, net of cash acquired	$7.7	$4.2

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during the three months ended March 31, 2003 had occurred at the beginning of the periods presented are as follows:

	Three Months
	Ended March 31,

	2003	2002

Revenue	$595.1	$553.1
Net income	$16.8	$54.9
Basic and diluted earnings per share	$.10	$.32
Weighted average diluted common and common equivalent shares outstanding	163.3	169.1

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in goodwill and other intangible assets and related accumulated amortization accounts for the three months ended March 31, 2002 and 2003:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2001	$1,669.6	$49.2	$1,718.8
Acquisitions	3.1	—	3.1
Other additions	—	.6	.6
Divestitures	(3.8)	—	(3.8)
Retirements	—	(4.6)	(4.6)

Balance, March 31, 2002	$1,668.9	$45.2	$1,714.1

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2001	$(147.1)	$(20.1)	$(167.2)
Amortization expense	—	(1.9)	(1.9)
Divestitures	.2	—	.2
Retirements	—	4.6	4.6

Balance, March 31, 2002	$(146.9)	$(17.4)	$(164.3)

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	7.8	—	7.8
Other additions	—	—	—
Divestitures	.5	—	.5

Balance, March 31, 2003	$1,689.1	$40.0	$1,729.1

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(.9)	(.9)
Divestitures	.2	—	.2

Balance, March 31, 2003	$(143.4)	$(15.2)	$(158.6)

     In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value were less than the carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

     In addition, the Company would evaluate an operating segment for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include:

•	A significant adverse change in legal factors or in the business climate,

•	An adverse action or assessment by a regulator,

•	A more likely than not expectation that a segment or a significant portion thereof will be sold, or

•	The testing for recoverability under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets,” of a significant asset group within the segment.

     The Company incurred no impairment of goodwill as a result of its annual goodwill impairment test in 2002. However, there can be no assurance that goodwill will not be impaired at any time in the future.

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

	March 31,	December 31,
	2003	2002

$225.0 million unsecured notes, net of unamortized discount of $.3 million, and including $10.7 million and $8.2 million of adjustments to fair market value, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in 2004	$235.4	$232.9
$375.0 million unsecured notes, net of unamortized discount of $.4 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.6
$450.0 million unsecured notes, net of unamortized discount of $2.3 million and $2.4 million, and including $1.5 million and $.9 million of adjustments to fair market value, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	449.2	448.5
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2003 and $450.0 million matures 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates	377.3	378.2
Other debt; unsecured and secured by real property, equipment and other assets	7.6	7.9

	1,444.1	1,442.1
Less: Current portion	(2.7)	(2.8)

	$1,441.4	$1,439.3

     As of March 31, 2003, the Company had $423.3 million of availability under its revolving credit facility.

     As of March 31, 2003, the Company had $165.4 million of restricted cash, of which $121.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest expense paid was $16.0 million (net of $.4 million of capitalized interest) and $16.7 million (net of $.4 million of capitalized interest) for the three months ended March 31, 2003 and 2002, respectively.

     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225 million and $105 million, and mature in 2004 and 2011, respectively. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with SFAS 133. The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

     As of March 31, 2003, interest rate swap agreements are reflected at fair market value of $12.2 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2003 and 2002, the Company recorded net interest income of $2.2 million and $1.3 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

7. INCOME TAXES

     Income taxes have been provided for the three months ended March 31, 2003 and 2002 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid were $.6 million for the three months ended March 31, 2003 and 2002.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of Common Stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of March 31, 2003, 7.5 million options remain available for future grants.

     A summary of stock option transactions for the three months ended March 31, 2003 is as follows:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at beginning of year	12.6	$16.61
Granted	1.9	19.23
Exercised	(.2)	16.88
Cancelled	(.2)	15.90

Options outstanding at March 31, 2003	14.1	$16.97

Options exercisable at March 31, 2003	9.0	$16.99

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Incentive Plan for the periods presented had an exercise price equal to the market value of the underlying common stock at the date of grant. Had compensation cost for stock option grants under the Company’s Stock Incentive Plan been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company’s pro forma net income and earnings per share, with related assumptions, are as follows:

	Three Months
	Ended March 31,

	2003	2002

Net income, as reported	$16.8	$54.9
Less: Stock-based employee compensation expense pursuant to SFAS 123, net of tax	.8	2.7

Net income, pro forma	$16.0	$52.2

Basic and diluted earnings per share- As reported	$.10	$.32

Pro forma	$.10	$.31

Assumptions -
Risk-free interest rates	2.7%	2.7%
Expected lives	5 years	5 years
Expected volatility	40.0%	40.0%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000, 2001 and 2002, the Board of Directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of its Common Stock. As of March 31, 2003, the Company had repurchased a total of 20.1 million shares of its stock for $356.3 million, of which 2.9 million shares were acquired during the three months ended March 31, 2003 for $56.2 million.

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

     Earnings per share for the three months ended March 31, 2003 and 2002 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,

	2003	2002

Numerator:
Net income	$16,800	$54,900

Denominator:
Denominator for basic earnings per share	162,072	168,094
Effect of dilutive securities — Options to purchase common stock	1,267	956

Denominator for diluted earnings per share	163,339	169,050

Basic and diluted earnings per share	$.10	$.32

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	230	2,604
Weighted average exercise price	$23.45	$18.90

10. SEGMENT INFORMATION

     The Company provides collection, transfer and disposal services in the domestic non-hazardous solid waste industry. Operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31 is shown in the following table:

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets

Eastern Region	$135.5	$(20.1)	$115.4	$8.4	$17.8	$.7	$801.6
Central Region	153.2	(33.4)	119.8	17.0	23.1	5.6	933.3
Southern Region	162.7	(17.7)	145.0	15.0	26.1	6.5	817.3
Southwestern Region	79.1	(7.3)	71.8	6.8	11.4	3.3	370.1
Western Region	177.1	(34.5)	142.6	11.5	36.4	3.3	799.3
Corporate Entities (a)	.1	(.1)	—	1.2	(9.4)	4.6	432.3

Total	$707.7	$(113.1)	$594.6	$59.9	$105.4	$24.0	$4,153.9

	Gross	Intercompany	Net	Depreciation,
	Operating	Operating	Operating	Amortization	Operating	Capital	Total
2002	Revenue	Revenue(b)	Revenue	and Depletion	Income	Expenditures	Assets

Eastern Region	$130.4	$(16.9)	$113.5	$7.4	$21.0	$4.2	$843.1
Central Region	129.1	(25.7)	103.4	11.2	22.6	7.4	881.2
Southern Region	152.4	(15.5)	136.9	12.7	28.9	8.8	823.2
Southwestern Region	73.5	(6.9)	66.6	5.3	9.6	2.2	354.4
Western Region	165.3	(33.8)	131.5	9.7	35.7	8.0	815.5
Corporate Entities (a)	—	—	—	(1.9)	(10.9)	7.0	154.6

Total	$650.7	$(98.8)	$551.9	$44.4	$106.9	$37.6	$3.872.0

(a)	Corporate functions include legal, tax, treasury, information technology, insurance, human resources, national accounts and other typical administrative functions.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months
	Ended March 31,

	2003	2002

Collection:
Residential	$145.4	$124.6
Commercial	173.9	171.1
Industrial	120.5	117.9
Other	12.5	12.1

Total collection	452.3	425.7

Transfer and disposal	215.3	187.1
Less: Intercompany	(112.2)	(97.3)

Transfer and disposal, net	103.1	89.8
Other	39.2	36.4

Total revenue	$594.6	$551.9

11. FUEL HEDGE

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133, $1.2 million, representing the effective portion of the change in fair value for the three months ended March 31, 2002, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $.1 million for the three months ended March 31, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized losses of $.6 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2002.

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

Lease Commitments

     The Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one month to twenty-five years.

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

     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2003 were $78.7 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Other Matters

     In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company’s performance. At March 31, 2003, letters of credit totaling $373.6 million were outstanding, and surety bonds totaling $634.3 million were outstanding, which will expire on various dates through 2015. In addition, at March 31, 2003, the Company had $165.4 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

     Through the date of the Company’s initial public offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation, Inc. (“AutoNation”). The Internal Revenue Service is auditing

AutoNation’s consolidated tax returns for fiscal years 1995 through 1999. In accordance with the Company’s tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. In addition, the Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 and 1999. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2002.

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 141 collection companies in 22 states. We also own or operate 92 transfer stations and 56 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the three months ended March 31, 2003 and 2002 (dollars in millions):

	Three Months Ended
	March 31,

	2003		2002

Collection:
Residential	$145.4	24.5%	$124.6	22.5%
Commercial	173.9	29.2	171.1	31.0
Industrial	120.5	20.3	117.9	21.4
Other	12.5	2.1	12.1	2.2

Total collection	452.3	76.1	425.7	77.1
Transfer and disposal	215.3		187.1
Less: Intercompany	(112.2)		(97.3)

Transfer and disposal, net	103.1	17.3	89.8	16.3
Other	39.2	6.6	36.4	6.6

Total revenue	$594.6	100.0%	$551.9	100.0%

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection services to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 5% of our consolidated revenue in any of the periods presented.

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste streams from the point of collection through disposal. During the three months ended March 31, 2003 and 2002, approximately 54% and 53%, respectively, of the total volume of waste we collected was disposed of at our landfills.

     Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a unit-of-consumption basis as airspace is consumed.

     Cost and airspace estimates are developed annually by independent engineers together with our engineers. These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.

Business Combinations

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

     We acquired various solid waste businesses during the three months ended March 31, 2003 and 2002. The aggregate purchase price we paid in these transactions was $7.7 million and $4.2 million in cash, respectively.

     See Note 4, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Net income was $16.8 million for the three months ended March 31, 2003, or $.10 per share, as compared to $54.9 million, or $.32 per share, for the three months ended March 31, 2002. Net income for the three months ended March 31, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle relating to our accounting for methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003		2002

Revenue	$594.6	100.0%	$551.9	100.0%
Expenses:
Cost of operations	367.7	61.9	342.0	62.0
Depreciation, amortization and depletion of property and equipment	55.5	9.3	42.1	7.6
Amortization of intangible assets	1.3	.2	2.3	.4
Accretion	3.1	.5	—	—
Selling, general and administrative expenses	61.6	10.4	58.6	10.6

Operating income	$105.4	17.7%	$106.9	19.4%

     Revenue was $594.6 million and $551.9 million for the three months ended March 31, 2003 and 2002, respectively, an increase of 7.7%. The following table reflects the components of our revenue growth for the three months ended March 31, 2003 and 2002:

	2003	2002

Core price	1.7%	1.3%
Recycling commodities	.5	(.3)

Total price	2.2	1.0

Core volume	2.8	(.4)
Non-core volume	.3	.4

Total volume	3.1	—

Total internal growth	5.3	1.0
Acquisitions	1.7	2.1
Taxes (a)	.7	—

Total revenue growth	7.7%	3.1%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     Price growth for the three months ended March 31, 2003 includes approximately .1% of growth attributable to fuel surcharges that were levied against certain customers to offset rising fuel prices. Core volume growth for the three months ended March 31, 2003 is primarily attributable to municipal residential collection contracts that we were awarded during the first and second quarters of 2002.

     Cost of operations was $367.7 million for the three months ended March 31, 2003 versus $342.0 million for the comparable 2002 period. The increase in aggregate dollars is primarily a result of the expansion of our operations through internal growth and acquisitions. Cost of operations as a percentage of revenue was 61.9% for the three months ended March 31, 2003 versus 62.0% for the comparable 2002 period. The decrease in cost of operations as a percentage of revenue for the three months ended March 31, 2003 versus the comparable period last year is primarily a result of the elimination of closure and post-closure expense as a component of cost of operations in accordance with SFAS 143 and the termination of our operating lease facility. These positives were partially offset by increased fuel prices, an increase in waste taxes levied on landfill volumes in certain states, the economic slowdown and an increase in costs associated with the long-haul transport of waste by third-party vendors. We believe that cost of operations may continue to remain high or increase further depending upon the cost of fuel and other key components of our cost structure and the severity and duration of the economic slowdown.

     Expenses for depreciation, amortization and depletion of property and equipment were $55.5 million for the three months ended March 31, 2003 versus $42.1 million for the comparable 2002 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 9.3% for the three months ended March 31, 2003 versus 7.6% for the comparable 2002 period. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to an increase in landfill amortization associated with the adoption of SFAS 143 and, to a lesser extent, due to increased depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease.

     Expenses for amortization of intangible assets were $1.3 million for the three months ended March 31, 2003 versus $2.3 million for the comparable 2002 period. Amortization of intangible assets as a percentage of revenue was .2% for the three months ended March 31, 2003 versus .4% for the comparable 2002 period.

     Accretion expense was $3.1 million for the three months ended March 31, 2003, or .5% as a percentage of revenue, versus $0 for the comparable period last year. The increase in accretion expense is due to the adoption of SFAS 143.

     Selling, general and administrative expenses were $61.6 million for the three months ended March 31, 2003 versus $58.6 million for the comparable 2002 period. Selling, general and administrative expenses as a percentage of revenue were 10.4% for the three months ended March 31, 2003 versus 10.6% for the comparable 2002 period. The increase in such expenses in aggregate dollars versus the comparable period last year is primarily the result of the expansion of our operations through internal growth and acquisitions. The decrease in such expenses as a percentage of revenue is primarily due to a decrease in bad debt expense.

Interest Expense

     Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $20.4 million for the three months ended March 31, 2003 versus $19.2 million for the comparable 2002 period. The increase in interest expense in aggregate dollars is due to higher average outstanding debt balances.

     Capitalized interest was $.4 million for the three months ended March 31, 2003 and 2002.

Interest and Other Income (Expense), Net

     Interest and other income, net of other expense, was $3.0 million for the three months ended March 31, 2003 versus $.8 million for the comparable 2002 period.

Income Taxes

     The provision for income taxes was $33.4 million for the three months ended March 31, 2003 versus $33.6 million for the comparable 2002 period. The effective income tax rate was 38.0% for the three months ended March 31, 2003 and 2002. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2003:

							Balance
	Balance as of					Changes in	as of
	December 31,	Expansions	Permits	Airspace	Changes in	Engineering	March 31,
	2002	Undertaken	Granted	Consumed	Design	Estimates	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	.5	(8.9)	—	(.9)	1,348.6
Number of sites	56		—				56
Expansion airspace:
Cubic yards (in millions)	353.3	61.6	—	—	11.4	(3.5)	422.8
Number of sites	20	—	—				20

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	.5	(8.9)	11.4	(4.4)	1,771.4

Number of sites	56						56

     As of March 31, 2003, we owned or operated 56 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of March 31, 2003, total available disposal capacity is estimated to be 1.4 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2003, twenty of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these twenty landfills have an estimated remaining average site life of 33 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

     As of March 31, 2003, four of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of March 31, 2003, ten of our twenty landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining six landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

Final Capping, Closure and Post-Closure Costs

     During the three months ended March 31, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement required us to change the methodology we used to record final capping, closure and post-closure costs. See Note 2, Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2003, accrued final capping, closure and post-closure costs were $189.0 million. The current portion of these costs of $17.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $171.1 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the three months ended March 31, 2003 and the future expected investment as of March 31, 2003 (in millions):

		Cumulative
	Balance as of	Effect of Changes			Transfers
	December 31,	in Accounting	Capital		and
	2002	Principles	Additions	Retirements	Adjustments

Non-depletable landfill land	$54.0	$—	$.1	$—	$(.4)
Landfill development costs	1,026.3	188.6	—	(1.1)	7.4
Construction in progress — landfill	32.3	—	2.5	—	(7.7)
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	.5

Net investment in landfill land and development costs	$808.5	$(59.8)	$2.6	$(1.1)	$(.2)

	Non- Cash
	Additions
	for Asset	Additions	Balance as of	Expected	Total
	Retirement	Charged to	March 31,	Future	Expected
	Obligations	Expense	2003	Investment	Investment

Non-depletable landfill land	$—	$—	$53.7	$—	$53.7
Landfill development costs	4.0	—	1,225.2	1,611.4	2,836.6
Construction in progress — landfill	—	—	27.1	—	27.1
Accumulated depletion and amortization	—	(21.0)	(573.0)	—	(573.0)

Net investment in landfill land and development costs	$4.0	$(21.0)	$733.0	$1,611.4	$2,344.4

     The following table reflects our net investment in our landfills, excluding non-depletable land, our depletion, amortization and accretion expense, and our closure and post-closure expense for the three months ended March 31, 2003 and 2002. It also shows on a pro forma basis what our depletion, amortization and accretion expense would have been if SFAS 143 and the change in accounting principle relating to our methane gas collection systems were effective in 2002:

	Three Months Ended
	March 31, 2003

		Pro Forma
	2003	2002	2002

Number of landfills owned or operated	56	54	54

Net investment, excluding non-depletable land (in millions)	$679.3	$666.1	$725.9
Total estimated available disposal capacity (in millions of cubic yards)	1,771.4	1,740.8	1,740.8

Net investment per cubic yard	$.38	$.38	$.42

Landfill depletion and amortization expense (in millions)	$21.0	$18.3	$14.1
Accretion expense (in millions)	3.1	2.3	—
Closure and post-closure expense (in millions)	—	—	5.5

	$24.1	$20.6	$19.6
Airspace consumed (in millions of cubic yards)	8.9	7.6	7.6

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$2.71	$2.71	$2.58

     During the three months ended March 31, 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of March 31, 2003, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.28 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to goodwill or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the three months ended March 31, 2003 and 2002, respectively.

Financial Condition

     At March 31, 2003, we had $165.4 million of restricted cash, of which $121.5 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At March 31, 2003, we had $377.3 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002, we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the short- and long-term portions of our credit facility on substantially the same terms and conditions. The short-term portion of the facility expires in July 2003 and the long-term portion expires in 2007. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases and other requirements. As of March 31, 2003, we had $423.3 million available under the credit facility.

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

     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have total notional values of $225.0 million and $105.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The swap agreements terminate in May 2004 and August 2011, respectively.

     We plan to extend to July 2004 the maturity of our revolving short-term credit facility prior to its expiration in July 2003. We believe that such an extension would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, accrued self-insurance and amounts due to former owners during the three months ended March 31, 2003 (in millions):

		Final Capping,
	Allowance for	Closure and			Amounts Due to
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance	Former Owners

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0	$7.5
Cumulative effect of change in accounting principle	—	(14.5)	—	—	—
Asset additions	—	4.0	—	—	—
Accretion	—	3.1	—	—	—
Other additions charged to expense	2.8	—	—	33.4	—
Additions due to acquisitions, net of divestitures	—	—	—	—	1.9
Usage	(2.2)	(.5)	(.9)	(29.7)	(3.5)

Balance, March 31, 2003	19.6	189.0	58.0	78.7	5.9
Current portion	19.6	17.9	4.2	37.5	5.9

Long-term portion	$—	$171.1	$53.8	$41.2	$—

     Our expense related to doubtful accounts as a percentage of revenue for the three months ended March 31, 2003 was .5%. As of March 31, 2003, accounts receivable were $251.3 million, net of allowance for doubtful accounts of $19.6 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2003 (in millions):

	Gross Property and Equipment

		Cumulative				Non-Cash
	Balance	Effect of				Additions		Balance
	as of	Changes in			Acquisitions,	to Asset		as of
	December 31,	Accounting	Capital		Net of	Retirement	Transfers and	March 31,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$.3	$—	$—	$—	$(1.3)	$88.7
Non-depletable landfill land	54.0	—	.1	—	—	—	(.4)	53.7
Landfill development costs	1,026.3	188.6	—	(1.1)	—	4.0	7.4	1,225.2
Vehicles and equipment	1,356.8	—	19.5	(1.1)	2.5	—	(3.0)	1,374.7
Buildings and improvements	270.9	(11.7)	—	(.2)	.6	—	4.1	263.7
Construction in progress — landfill	32.3	—	2.5	—	—	—	(7.7)	27.1
Construction in progress — other	9.1	—	1.6	—	—	—	1.0	11.7

Total	$2,839.1	$176.9	$24.0	$(2.4)	$3.1	$4.0	$.1	$3,044.8

	Accumulated Depreciation, Amortization and Depletion

		Cumulative
	Balance	Effect of	Additions				Balance
	as of	Changes in	Charged				as of
	December 31,	Accounting	to			Transfers and	March 31,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(21.0)	$—	$—	$.5	$(573.0)
Vehicles and equipment	(570.1)	—	(32.3)	.9	—	1.1	(600.4)
Buildings and improvements	(54.9)	3.0	(2.3)	.1	—	(1.4)	(55.5)

Total	$(929.1)	$(245.4)	$(55.6)	$1.0	$—	$.2	$(1,228.9)

Liquidity and Capital Resources

     The major components of changes in cash flows for the three months ended March 31, 2003 and 2002 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $100.8 million and $134.5 million for the three months ended March 31, 2003 and 2002, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business, the timing of payments received for accounts receivable, and timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities consists primarily of cash used for capital additions and business acquisitions in 2003 and 2002. Cash used to acquire businesses, net of cash acquired, was $7.7 million and $4.2 million during the three months ended March 31, 2003 and 2002, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used in Financing Activities. Cash used in financing activities for the three months ended March 31, 2003 and 2002 was $52.1 million and $76.0 million, respectively.

     During 2000, 2001 and 2002, our board of directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of our common stock. As of March 31, 2003, we repurchased a total of 20.1 million shares of our stock for $356.3 million of which 2.9 million shares were acquired during the three months ended March 31, 2003 for $56.2 million. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions and to repay debt.

     We have received investment grade ratings from several credit rating agencies. As of March 31, 2003, our senior debt was rated Baa3 by Moody’s, BBB by Standard & Poor’s and BBB+ by Fitch.

EBITDA

     EBITDA for the three months ended March 31, 2003 and 2002 is calculated as follows (in millions):

	Three Months Ended
	March 31,

	2003	2002

Operating income	$105.4	$106.9
Depreciation, amortization and depletion	56.8	44.4
Accretion	3.1	—

EBITDA	$165.3	$151.3

     We believe that the presentation of EBITDA, which is a non-GAAP financial measure, provides useful information regarding our results of operations as it is a basis we use to value potential acquisition candidates and is the basis used by others to value our common stock. Our definition of EBITDA may not be comparable to similarly titled measures presented by other companies.

Free Cash Flow

     We define free cash flow as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three months ended March 31, 2003 is calculated as follows (in millions):

Three Months
Ended
March 31, 2003

Cash provided by operating activities	$100.8
Purchases of property and equipment	(24.0)
Proceeds from the sale of property and equipment	1.4

Free cash flow	$78.2

     We believe that the presentation of free cash flow, which is a non-GAAP financial measure, provides useful information regarding our ability to execute our financial strategy. We also believe that free cash flow is the best measure of our financial performance because strong, sustainable free cash flow is indicative of high quality earnings. We use free cash flow to determine certain components of selected employees’ compensation. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Seasonality

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, final capping, closure and post-closure costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, labor and fuel rates, and inflationary and general and economic trends turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as: competition and demand for services in the solid waste industry; general economic conditions including but not limited to inflation, changes in fuel, labor and other variable costs and changes in commodity prices, which are generally not within our control; our ability to maintain our investment grade rating and to generate sufficient cash flow; our dependence on acquisitions for growth; our ability to manage growth; our dependence on large, long-term collection contracts; risk associated with undisclosed liabilities of acquired businesses; our dependence on key personnel; compliance with and future changes in environmental regulations; our ability to obtain approval from regulatory agencies in connection with expansions at our landfills; the ability to extend the maturity of our short-term credit facility; our ability to purchase our common stock at prices that are accretive to earnings per share; the outcome of the IRS audit; and other risk factors and more detailed information contained in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

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

(a)	Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report.

(b)	Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	-	Employment Agreement dated January 31, 2003 by and between Michael Cordesman and Republic Services, Inc.

10.2	-	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc.

10.3	-	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc.

10.4	-	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc.

10.5	-	Amendment Number One dated February 28, 2003 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc.

18.1	-	Ernst & Young LLP letter regarding change in accounting principle.

99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James E. O’Connor, Chairman and Chief Executive Officer.

99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Tod C. Holmes, Senior Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K:

Form 8-K, dated and furnished February 3, 2003 under Item 9 including a press release announcing the Company’s operating results for the three and twelve months ended December 31, 2002. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

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

Date: May 13, 2003

CERTIFICATION

I, James E. O’Connor, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ JAMES E. O’CONNOR James E. O’Connor Chairman and Chief Executive Officer

CERTIFICATION

I, Tod C. Holmes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Services, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

By:	/s/ TOD C. HOLMES Tod C. Holmes Senior Vice President and Chief Financial Officer