Form 10-Q
period 2003-06-30
REPUBLIC SERVICES INC
filed 2003-08-08
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     On July 29, 2003, the registrant had outstanding 160,648,005 shares of Common Stock, par value $.01 per share.

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247.6	$141.5
Accounts receivable, less allowance for doubtful accounts of $18.7 and $19.0, respectively	264.6	238.6
Prepaid expenses and other current assets	63.9	63.0
Deferred tax assets	8.9	9.2

Total Current Assets	585.0	452.3
RESTRICTED CASH	192.8	175.0
PROPERTY AND EQUIPMENT, NET	1,827.5	1,910.0
GOODWILL, NET	1,553.7	1,544.2
OTHER INTANGIBLE ASSETS, NET	24.1	25.7
OTHER ASSETS	108.4	101.9

	$4,291.5	$4,209.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104.3	$123.5
Accrued liabilities	110.9	109.3
Amounts due to former owners	5.7	7.5
Deferred revenue	86.0	82.9
Notes payable and current maturities of long-term debt	227.7	2.8
Other current liabilities	103.8	66.2

Total Current Liabilities	638.4	392.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,252.5	1,439.3
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	233.4	234.7
DEFERRED INCOME TAXES	197.0	195.0
OTHER LIABILITIES	70.9	66.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 182,311,942 and 180,825,749 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,326.5	1,298.7
Retained earnings	957.9	880.7
Treasury stock, at cost (21,513,900 and 17,167,600 shares, respectively)	(386.9)	(300.1)

Total Stockholders’ Equity	1,899.3	1,881.1

	$4,291.5	$4,209.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE	$637.3	$598.2	$1,231.9	$1,150.1
EXPENSES:
Cost of operations	399.3	371.5	767.0	713.5
Depreciation, amortization and depletion	59.4	49.4	116.2	93.8
Accretion	3.1	—	6.2	—
Selling, general and administrative	62.0	61.0	123.6	119.6

OPERATING INCOME	113.5	116.3	218.9	223.2
INTEREST EXPENSE	(19.8)	(19.2)	(40.2)	(38.4)
INTEREST INCOME	2.3	1.0	4.5	1.7
OTHER INCOME (EXPENSE), NET	1.5	.3	2.3	.4

INCOME BEFORE INCOME TAXES	97.5	98.4	185.5	186.9
PROVISION FOR INCOME TAXES	37.1	37.4	70.5	71.0

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	60.4	61.0	115.0	115.9
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	—	37.8	—

NET INCOME	$60.4	$61.0	$77.2	$115.9

BASIC AND DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.37	$.36	$.70	$.69
Cumulative effect of changes in accounting principles, net of tax	—	—	(.23)	—

Basic and diluted earnings per share	$.37	$.36	$.47	$.69

WEIGHTED AVERAGE DILUTED COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	162.5	167.5	162.9	168.3

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$60.4	$60.4	$115.0	$114.8
Basic and diluted earnings per share	$.37	$.36	$.70	$.68

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(in millions)

	Common Stock
			Additional			Comprehensive
	Shares,	Par	Paid-In	Retained	Treasury	Income
	Net	Value	Capital	Earnings	Stock	For the Period

BALANCE AT DECEMBER 31, 2002	163.6	$1.8	$1,298.7	$880.7	$(300.1)
Net income	—	—	—	77.2	—	$77.2
Issuance of common stock	1.5	—	27.8	—	—	—
Purchase of common stock for treasury	(4.3)	—	—	—	(86.8)	—

Total comprehensive income	—	—	—	—	—	$77.2

BALANCE AT JUNE 30, 2003	160.8	$1.8	$1,326.5	$957.9	$(386.9)

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$77.2	$115.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	69.1	76.0
Landfill depletion and amortization	44.6	14.2
Amortization of intangible and other assets	2.5	3.6
Accretion	6.2	—
Deferred tax provision	25.3	21.4
Provision for doubtful accounts	4.6	6.9
Income tax benefit from stock option exercises	(3.1)	(.1)
Other non-cash items	(2.0)	.2
Cumulative effect of changes in accounting principles, net of tax	37.8	—
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(31.2)	(19.9)
Prepaid expenses and other assets	(3.7)	.6
Accounts payable and accrued liabilities	(20.3)	4.8
Other liabilities	45.3	63.4

	252.3	287.0

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(88.1)	(105.2)
Proceeds from sale of property and equipment	2.9	8.2
Cash used in business acquisitions, net of cash acquired	(18.2)	(5.5)
Cash proceeds from business dispositions	3.2	5.0
Amounts due and contingent payments to former owners	(3.9)	(2.3)
Restricted cash	(17.8)	(5.2)

	(121.9)	(105.0)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	36.3	25.2
Payments of notes payable and long-term debt	(1.6)	(1.2)
Net payments on revolving credit facility	—	(30.0)
Issuance of common stock	27.8	11.0
Purchases of common stock for treasury	(86.8)	(92.7)

	(24.3)	(87.7)

INCREASE IN CASH AND CASH EQUIVALENTS	106.1	94.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	16.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$247.6	$110.4

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

     During the three and six months ended June 30, 2002, the Company recorded unrealized gains of $.3 million ($.2 million, net of tax), and $2.5 million ($1.5 million, net of tax), respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. (For further information, see Note 11, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.4 million, net of tax, was recorded to comprehensive income during the three and six months ended June 30, 2002. The Company had no other components of other comprehensive income for the periods presented.

     During the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 required the Company to change the methodology it used to record final capping, closure and post-closure costs relating to its landfills. As of January 1, 2003, the Company recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, the Company also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in accounting principle for its methane gas collection systems. This change in accounting for methane gas collection systems was prompted by a thorough evaluation of the Company’s landfill accounting policies in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

     The following table summarizes the adjustments to net income and earnings per share for the three and six months ended June 30, 2002 as if SFAS 143 and the Company’s change in accounting principle relating to its methane gas collection systems were effective in 2002:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

		Basic and Diluted		Basic and Diluted
	Net Income	Earnings Per Share	Net Income	Earnings Per Share

Reported	$61.0	$.36	$115.9	$.69

SFAS 143:
Reversal of closure and post-closure expense previously reported	4.2	.03	7.6	.05
Reversal of landfill purchase price amortization previously reported	.2	—	.4	—
Accretion expense	(1.7)	(.01)	(3.1)	(.02)
Landfill amortization	(2.8)	(.02)	(5.1)	(.03)

Total adjustments for SFAS 143	(.1)	—	(.2)	—

Methane Gas Collection Systems:
Reversal of depreciation previously reported	.1	—	.2	—
Depletion expense	(.6)	—	(1.1)	(.01)

Total adjustment for methane gas collection systems	(.5)	—	(.9)	(.01)

Adjusted	$60.4	$.36	$114.8	$.68

     The following table summarizes the balance sheet impact of adopting SFAS 143 and the Company’s change in accounting relating to methane gas collection systems:

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Property and equipment:
Landfill development costs	$1,026.3	$188.6	$1,214.9
Buildings and improvements	270.9	(11.7)	259.2
Accumulated depletion and amortization	(304.1)	(245.4)	(549.5)

	$993.1	$(68.5)	$924.6

Goodwill:
Goodwill	$1,687.7	$(6.9)	$1.680.8
Accumulated amortization	(143.5)	(.1)	(143.6)

	$1,544.2	$(7.0)	$1,537.2

Final capping, closure and post-closure liabilities:
Current landfill liabilities	$17.9	$—	$17.9
Long-term landfill liabilities	179.0	(14.5)	164.5

	$196.9	$(14.5)	$182.4

     Certain amounts in the 2002 Condensed Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

2. LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental And Legal Costs

     A summary of liabilities recorded for landfill, environmental and legal costs is as follows:

	June 30,

	2003	2002

Landfill final capping, closure and post-closure costs	$194.8	$190.2
Remediation	56.8	58.8
Environmental and legal costs	4.1	3.6

	255.7	252.6
Less: Current portion (included in other current liabilities)	(22.3)	(20.9)

Long-term portion	$233.4	$231.7

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

Total Available Disposal Capacity

     As of June 30, 2003, the Company owned or operated 56 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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

     The table below reflects significant changes between the Company’s historical methodology and the methodology the Company currently uses to account for final capping, closure and post-closure activities and for methane gas collection systems:

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

DEFINITIONS:

Final Capping	Costs related to installation of the components that comprise the permanent final cover over areas of a landfill where airspace capacity has been consumed.	No change.

Closure	Includes routine maintenance costs incurred after a site ceases to accept waste, but prior to being certified closed.	No change, except that it includes the final portion of the methane gas collection system to be constructed.

Post-Closure	Includes routine monitoring and maintenance of a landfill after it has been certified as closed by the applicable state regulatory agency.	No change, except it includes methane gas collection systems in all cases where the need for such systems are considered probable.

DISCOUNT RATE:	Not applicable.	Credit-adjusted, risk-free rate of 6.75%.

INFLATION:	Not applicable.	Inflation rate of 2.5%.

COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties.	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third party profit is taken in to income in the period the work is performed internally.

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure costs.

RECOGNITION OF LIABILITY:

Final Capping	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted	All final capping costs are recorded as a liability and asset at fair value as the obligation is incurred. The discounted cash flow associated with each final capping event is recorded to an accrued liability, with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Interest is accreted on the liability using the effective interest method until the liability is paid.

Closure and Post-Closure	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted.	Accrued over the life of the landfill. The discounted cash flow associated with the fair value of such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed. Interest is accreted on the liability using the effective interest method until the liability is paid.

STATEMENT OF INCOME:

Cost of Operations	Expense charged to cost of operations equal to amount of liability accrued.	Not applicable.

Landfill Asset Amortization	Not applicable	The landfill asset is amortized as airspace is consumed over the life of a specific capping event for final capping or the life of a landfill for closure and post-closure.

Accretion	Not applicable	Expense recognized as a component of operating expenses at credit-adjusted, risk-free rate (6.75%) using the effective interest method.

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

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the six months ended June 30, 2003:

Asset retirement obligation liability at December 31, 2002	$196.9
Cumulative effect of change in account principle	(14.5)
Additions incurred during the period	8.6
Amounts settled during the period	(2.4)
Accretion expense	6.2

Asset retirement obligation liability at June 30, 2003	194.8
Current portion	(16.9)

Long-term portion	$177.9

     The following table summarizes the activity in the Company’s accrued closure and post-closure account for the six months ended June 30, 2002:

Balance at January 1, 2002	$179.1
Additions charged to expense	12.2
Usage	(1.1)

Balance June 30, 2002	$190.2

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $6.5 million at June 30, 2003, and are included as restricted cash in the Company’s Condensed Consolidated Balance Sheets.

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

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the six months ended June 30, 2003 and 2002.

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $1.0 million for the six months ended June 30, 2003 and 2002.

     A summary of property and equipment is as follows:

	June 30,	December 31,
	2003	2002

Other land	$88.2	$89.7
Non-depletable landfill land	52.6	54.0
Landfill development costs	1,251.3	1,026.3
Vehicles and equipment	1,411.3	1,356.8
Buildings and improvements	253.3	270.9
Construction-in-progress — landfill	34.4	32.3
Construction-in-progress — other	16.2	9.1

	3,107.3	2,839.1

Less: Accumulated depreciation, depletion and amortization—
Landfill development costs	(596.6)	(304.1)
Vehicles and equipment	(625.4)	(570.1)
Building and improvements	(57.8)	(54.9)

	(1,279.8)	(929.1)

Property and equipment, net	$1,827.5	$1,910.0

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

     The Company acquired various solid waste businesses during the six months ended June 30, 2003 and 2002. The aggregate purchase price paid by the Company in these transactions was $18.2 million and $5.5 million in cash, respectively.

     The following summarizes the preliminary purchase price allocations for business combinations consummated during the periods presented:

	Six Months
	Ended June 30,

	2003	2002

Property and equipment	$5.9	$1.0
Goodwill	16.7	7.6
Working capital deficit	(4.3)	(3.1)
Other liabilities	(.1)	—

Cash used in acquisitions, net of cash acquired	$18.2	$5.5

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during the six months ended June 30, 2003 had occurred at the beginning of the periods presented are as follows:

	Six Months
	Ended June 30,

	2003	2002

Revenue	$1,233.8	$1,153.6
Net income	$77.3	$115.9
Basic and diluted earnings per share	$.47	$.69
Weighted average diluted common and common equivalent shares outstanding	162.9	168.3

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired. Other intangible assets include values assigned to long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in goodwill and other intangible assets and related accumulated amortization accounts for the six months ended June 30, 2002 and 2003:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2001	$1,669.6	$49.2	$1,718.8
Acquisitions	7.6	—	7.6
Other additions	—	.6	.6
Divestitures	(3.8)	—	(3.8)
Retirements	—	(4.6)	(4.6)

Balance, June 30, 2002	$1,673.4	$45.2	$1,718.6

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2001	$(147.1)	$(20.1)	$(167.2)
Amortization expense	—	(2.8)	(2.8)
Divestitures	.2	—	.2
Retirements	—	4.6	4.6

Balance, June 30, 2002	$(146.9)	$(18.3)	$(165.2)

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	16.7	—	16.7
Other additions	—	.2	.2
Divestitures	(.5)	—	(.5)

Balance, June 30, 2003	$1,697.0	$40.2	$1,737.2

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(1.8)	(1.8)
Divestitures	.3	—	.3

Balance, June 30, 2003	$(143.3)	$(16.1)	$(159.4)

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

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

	June 30,	December 31,
	2003	2002

$225.0 million unsecured notes, net of unamortized discount of $.2 million and $.3 million, and including $6.6 million and $8.2 million of adjustments to fair market value, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in May 2004	$231.4	$232.9

$375.0 million unsecured notes, net of unamortized discount of $.4 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.6

$450.0 million unsecured notes, net of unamortized discount of $2.3 million and $2.4 million, and including $5.7 million and $.9 million of adjustments to fair market value, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	453.4	448.5

$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2004 and $450.0 million matures 2007	—	—

Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates	413.4	378.2

Other debt; unsecured and secured by real property, equipment and other assets	7.4	7.9

	1,480.2	1,442.1
Less: Current portion	(227.7)	(2.8)

Long-term portion	$1,252.5	$1,439.3

     As of June 30, 2003, the Company had $444.7 million of availability under its revolving credit facility.

     As of June 30, 2003, the Company had $192.8 million of restricted cash, of which $140.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest expense paid was $40.1 million (net of $1.0 million of capitalized interest) and $38.4 million (net of $1.0 million of capitalized interest) for the six months ended June 30, 2003 and 2002, respectively.

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

     As of June 30, 2003, interest rate swap agreements are reflected at fair market value of $12.3 million and are included in other assets and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2003 and 2002, the Company recorded net interest income of $4.8 million and $2.6 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

7. INCOME TAXES

     Income taxes have been provided for the six months ended June 30, 2003 and 2002 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid were $7.5 million and $6.5 million for the six months ended June 30, 2003 and 2002, respectively.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of Common Stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of June 30, 2003, 7.6 million options remain available for future grants.

     A summary of stock option transactions for the six months ended June 30, 2003 is as follows:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at beginning of year	12.6	$16.61
Granted	2.0	19.23
Exercised	(1.5)	16.65
Cancelled	(.2)	15.72

Options outstanding at June 30, 2003	12.9	$17.02

Options exercisable at June 30, 2003	7.5	$16.17

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$60.4	$61.0	$77.2	$115.9
Less: Stock-based employee compensation expense pursuant to SFAS 123, net of tax	1.2	2.7	2.0	5.4

Net income, pro forma	$59.2	$58.3	$75.2	$110.5

Basic and diluted earnings per share-
As reported	$.37	$.36	$.47	$.69

Pro forma	$.36	$.35	$.46	$.66

Assumptions -
Risk-free interest rates	2.7%	2.7%	2.7%	2.7%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	40.0%	40.0%	40.0%	40.0%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000, 2001 and 2002, the Board of Directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of its Common Stock. As of June 30, 2003, the Company had repurchased a total of 21.5 million shares of its stock for $386.9 million, of which 4.3 million shares were acquired during the six months ended June 30, 2003 for $86.8 million.

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

     Earnings per share for the three and six months ended June 30, 2003 and 2002 is calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Numerator:
Net income	$60,400	$61,000	$77,200	$115,900

Denominator:
Denominator for basic earnings per share	160,668	165,976	161,370	167,035
Effect of dilutive securities — Options to purchase common stock	1,798	1,542	1,532	1,249

Denominator for diluted earnings per share	162,466	167,518	162,902	168,284

Basic and diluted earnings per share	$.37	$.36	$.47	$.69

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	128	203	179	1,404
Weighted average exercise price	$25.45	$23.89	$24.16	$19.26

     In July 2003, the Company’s Board of Directors initiated a quarterly dividend program. On July 29, 2003, a $.06 per share cash dividend was declared to shareholders of record on September 30, 2003. The dividend will be paid to record holders on October 15, 2003.

10. SEGMENT INFORMATION

     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective six months ended June 30 is shown in the following table:

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets

Eastern Region	$290.1	$(44.2)	$245.9	$17.5	$37.1	$9.5	$811.5
Central Region	326.7	(74.0)	252.7	35.5	51.2	26.1	952.1
Southern Region	333.7	(37.7)	296.0	30.7	53.6	20.4	823.8
Southwestern Region	166.1	(15.0)	151.1	13.8	25.2	11.2	367.6
Western Region	357.0	(70.8)	286.2	23.1	72.2	9.6	788.2
Corporate Entities (a)	—	—	—	1.8	(20.4)	11.3	548.3

Total	$1,473.6	$(241.7)	$1,231.9	$122.4	$218.9	$88.1	$4,291.5

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2002	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets

Eastern Region	$273.5	$(37.0)	$236.5	$15.3	$42.8	$13.9	$847.2
Central Region	278.6	(56.8)	221.8	24.2	50.5	25.7	896.5
Southern Region	316.3	(32.2)	284.1	26.0	59.5	25.8	828.0
Southwestern Region	154.0	(14.3)	139.7	10.8	21.4	13.1	358.7
Western Region	337.2	(69.2)	268.0	19.7	73.2	14.3	816.1
Corporate Entities (a)	—	—	—	(2.2)	(24.2)	12.4	237.7

Total	$1,359.6	$(209.5)	$1,150.1	$93.8	$223.2	$105.2	$3,984.2

(a)	Corporate functions include legal, tax, treasury, information technology, insurance, human resources, national accounts and other typical administrative functions.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Collection:
Residential	$149.4	$130.5	$294.8	$255.1
Commercial	175.7	174.6	349.6	345.7
Industrial	133.0	128.3	253.5	246.2
Other	12.5	13.6	25.0	25.7

Total collection	470.6	447.0	922.9	872.7

Transfer and disposal	249.3	221.6	464.6	408.7
Less: Intercompany	(127.9)	(110.7)	(240.1)	(208.0)

Transfer and disposal, net	121.4	110.9	224.5	200.7
Other	45.3	40.3	84.5	76.7

Total revenue	$637.3	$598.2	$1,231.9	$1,150.1

11. FUEL HEDGE

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133, $1.4 million, representing the effective portion of the change in fair value for the six months ended June 30, 2002, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $0 million and $.1 million for the three and six months ended June 30, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized losses of $.2 million and $.8 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002.

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

     The Company’s liabilities for unpaid and incurred but not reported claims at June 30, 2003 were $81.5 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Other Matters

     In the normal course of business, the Company is required by regulatory agencies and municipalities to post performance bonds, letters of credit and/or cash deposits as a financial guarantee of the Company’s performance. At June 30, 2003, letters of credit totaling $352.2 million were outstanding, and surety bonds totaling $568.0 million were outstanding, which will expire on various dates through 2015. In addition, at June 30, 2003, the Company had $192.8 million of restricted cash deposits held as financial guarantees as well as funds restricted for capital expenditures under certain debt facilities.

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

     The following table reflects our total revenue by source for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

Collection:
Residential	$149.4	23.4%	$130.5	21.8%	$294.8	23.9%	$255.1	22.2%
Commercial	175.7	27.6	174.6	29.2	349.6	28.4	345.7	30.1
Industrial	133.0	20.9	128.3	21.4	253.5	20.6	246.2	21.4
Other	12.5	1.9	13.6	2.3	25.0	2.0	25.7	2.2

Total collection	470.6	73.8	447.0	74.7	922.9	74.9	872.7	75.9

Transfer and disposal	249.3		221.6		464.6		408.7
Less: Intercompany	(127.9)		(110.7)		(240.1)		(208.0)

Transfer and disposal, net	121.4	19.1	110.9	18.6	224.5	18.2	200.7	17.4

Other	45.3	7.1	40.3	6.7	84.5	6.9	76.7	6.7

Total revenue	$637.3	100.0%	$598.2	100.0%	$1,231.9	100.0%	$1,150.1	100.0%

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

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the six months ended June 30, 2003 and 2002, approximately 54% and 52%, respectively, of the total volume of waste we collected was disposed of at our landfills.

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

     We acquired various solid waste businesses during the six months ended June 30, 2003 and 2002. The aggregate purchase price we paid in these transactions was $18.2 million and $5.5 million in cash, respectively.

     See Note 4, Business Combinations, of the Notes to the Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Net income was $60.4 million for the three months ended June 30, 2003, or $.37 per share, as compared to $61.0 million, or $.36 per share, for the three months ended June 30, 2002. Net income was $77.2 million for the six months ended June 30, 2003, or $.47 per share, as compared to $115.9 million, or $.69 per share, for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

Revenue	$637.3	100.0%	$598.2	100.0%	$1,231.9	100.0%	$1,150.1	100.0%
Expenses:
Cost of operations	399.3	62.7	371.5	62.1	767.0	62.3	713.5	62.0
Depreciation, amortization and depletion of property and equipment	58.2	9.1	48.1	8.1	113.7	9.2	90.2	7.9
Amortization of intangible assets	1.2	.2	1.3	.2	2.5	.2	3.6	.3
Accretion	3.1	.5	—	—	6.2	.5	—	—
Selling, general and administrative expenses	62.0	9.7	61.0	10.2	123.6	10.0	119.6	10.4

Operating income	$113.5	17.8%	$116.3	19.4%	$218.9	17.8%	$223.2	19.4%

     Revenue was $637.3 million and $598.2 million for the three months ended June 30, 2003 and 2002, respectively, an increase of 6.5%. Revenue was $1,231.9 million and $1,150.1 million for the six months ended June 30, 2003 and 2002, respectively, an increase of 7.1%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Core price	1.8%	1.3%	1.7%	1.3%
Recycling commodities	.2	.4	.4	.1

Total price	2.0	1.7	2.1	1.4

Core volume	1.8	1.3	2.3	.5
Non-core volume	.3	—	.3	.2

Total volume	2.1	1.3	2.6	.7

Total internal growth	4.1	3.0	4.7	2.1
Acquisitions	1.8	.9	1.7	1.4
Taxes (a)	.6	—	.7	—

Total revenue growth	6.5%	3.9%	7.1%	3.5%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     Price growth for the three and six months ended June 30, 2003 includes approximately .3% and .2% of growth attributable to fuel surcharges that were levied against certain customers to offset rising fuel prices. Core volume growth for the three and six months ended June 30, 2003 is primarily attributable to municipal residential collection contracts that we were awarded during the first and second quarters of 2002.

     Cost of operations was $399.3 million and $767.0 million for the three and six months ended June 30, 2003 versus $371.5 million and $713.5 million for the comparable 2002 periods. The increase in aggregate dollars is primarily a result of the expansion of our operations through internal growth and acquisitions. Cost of operations as a percentage of revenue was 62.7% and 62.3% for the three and six months ended June 30, 2003 versus 62.1% and 62.0% for the comparable 2002 periods. The increase in cost of operations as a percentage of revenue for the three and six months ended June 30, 2003 versus the comparable periods last year is primarily a result of increased fuel prices, increased cost of risk and health insurance, an increase in waste taxes levied on landfill volumes in certain states, the economic slowdown, an increase in revenue generated by lines of business that produce lower operating margins and an increase in costs associated with the long-haul transport of waste by third-party vendors. These increases in costs were partially offset by the elimination of closure and post-closure expense as a component of cost of operations in accordance with SFAS 143 and the termination of our operating lease facility. We believe that cost of operations may continue to remain high or increase further depending upon the cost of fuel and other key components of our cost structure and the severity and duration of the economic slowdown.

     Expenses for depreciation, amortization and depletion of property and equipment were $58.2 million and $113.7 million for the three and six months ended June 30, 2003 versus $48.1 million and $90.2 million for the comparable 2002 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 9.1% and 9.2% for the three and six months ended June 30, 2003 versus 8.1% and 7.9% for the comparable 2002 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to an increase in landfill amortization associated with the adoption of SFAS 143 and, to a lesser extent, due to increased depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease.

     Expenses for amortization of intangible assets were $1.2 million and $2.5 million for the three and six months ended June 30, 2003 versus $1.3 million and $3.6 million for the comparable 2002 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and six months ended June 30, 2003 versus .2% and .3% for the comparable 2002 periods.

     Accretion expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2003, or .5% as a percentage of revenue, versus $0 for the comparable periods last year. The increase in accretion expense is due to the adoption of SFAS 143.

     Selling, general and administrative expenses were $62.0 million and $123.6 million for the three and six months ended June 30, 2003 versus $61.0 million and $119.6 million for the comparable 2002 periods. Selling, general and administrative expenses as a percentage of revenue were 9.7% and 10.0% for the three and six months ended June 30, 2003 versus 10.2% and 10.4% for the comparable 2002 periods. The increase in such expenses in aggregate dollars versus the comparable period last year is primarily the result of the expansion of our operations through internal growth and acquisitions. The decrease in such expenses as a percentage of revenue is primarily due to a decrease in bad debt expense and leveraging the existing overhead structure over an expanding revenue base.

Interest Expense

     Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $19.8 million and $40.2 million for the three and six months ended June 30, 2003 versus $19.2 million and $38.4 million for the comparable 2002 periods. The increase in interest expense in aggregate dollars is due to higher average outstanding debt balances.

     Capitalized interest was $.6 million and $1.0 million for the three and six months, respectively, ended June 30, 2003 and 2002.

Interest and Other Income (Expense), Net

     Interest and other income, net of other expense, was $3.8 million and $6.8 million for the three and six months ended June 30, 2003 versus $1.3 million and $2.1 million for the comparable 2002 periods.

Income Taxes

     The provision for income taxes was $37.1 million and $70.5 million for the three and six months ended June 30, 2003 versus $37.4 million and $71.0 million for the comparable 2002 periods. In addition, on January 1, 2003, we recorded a $23.1 million income tax benefit associated with our changes in accounting principles. The effective income tax rate was 38.0% for the three and six months ended June 30, 2003 and 2002. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2003:

	Balance as of					Changes in	Balance as of
	December 31,	Expansions	Permits	Airspace	Changes in	Engineering	June 30,
	2002	Undertaken	Granted	Consumed	Design	Estimates	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	116.0	(18.8)	—	(.9)	1,454.2
Number of sites	56		—				56

Expansion airspace:
Cubic yards (in millions)	353.3	61.6	(115.5)	—	11.4	(3.5)	307.3
Number of sites	20	—	(3)				17

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	.5	(18.8)	11.4	(4.4)	1,761.5

Number of sites	56						56

     As of June 30, 2003, we owned or operated 56 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of June 30, 2003, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of June 30, 2003, seventeen of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these seventeen landfills have an estimated remaining average site life of 29 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

     As of June 30, 2003, four of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of June 30, 2003, eight of our seventeen landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining five landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

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

     As of June 30, 2003, accrued final capping, closure and post-closure costs were $194.8 million. The current portion of these costs of $16.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $177.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the six months ended June 30, 2003 and the future expected investment as of June 30, 2003 (in millions):

		Cumulative
		Effect of
	Balance as of	Changes in			Transfers
	December 31,	Accounting	Capital		and
	2002	Principles	Additions	Retirements	Adjustments

Non-depletable landfill land	$54.0	$—	$—	$—	$(1.4)
Landfill development costs	1,026.3	188.6	.1	.1	27.6
Construction in progress — landfill	32.3	—	17.6	—	(15.5)
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	.5

Net investment in landfill land and development costs	$808.5	$(59.8)	$17.7	$.1	$11.2

	Non- Cash
	Additions
	for Asset	Additions	Balance as of	Expected	Total
	Retirement	Charged to	June 30,	Future	Expected
	Obligations	Expense	2003	Investment	Investment

Non-depletable landfill land	$—	$—	$52.6	$—	$52.6
Landfill development costs	8.6	—	1,251.3	1,596.1	2,847.4
Construction in progress — landfill	—	—	34.4	—	34.4
Accumulated depletion and amortization	—	(44.6)	(596.6)	—	(596.6)

Net investment in landfill land and development costs	$8.6	$(44.6)	$741.7	$1,596.1	$2,337.8

     The following table reflects our net investment in our landfills, excluding non-depletable land, our depletion, amortization and accretion expense, and our closure and post-closure expense for the six months ended June 30, 2003 and 2002. It also shows on a pro forma basis what our depletion, amortization and accretion expense would have been if SFAS 143 and the change in accounting principle relating to our methane gas collection systems were effective in 2002:

	Six Months Ended
	June 30,

	2003	Pro Forma 2002	2002

Number of landfills owned or operated	56	54	54

Net investment, excluding non-depletable land (in millions)	$689.1	$672.8	$732.6
Total estimated available disposal capacity (in millions of cubic yards)	1,761.5	1,715.0	1,715.0

Net investment per cubic yard	$.39	$.39	$.43

Landfill depletion and amortization expense (in millions)	$44.6	$40.8	$31.8
Accretion expense (in millions)	6.2	5.0	—
Closure and post-closure expense (in millions)	—	—	12.2

	50.8	45.8	44.0
Airspace consumed (in millions of cubic yards)	18.8	16.5	16.5

Depletion, amortization, accretion, closure and post- closure expense per cubic yard of airspace consumed	$2.70	$2.78	$2.67

     During the six months ended June 30, 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of June 30, 2003, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.30 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to goodwill or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the six months ended June 30, 2003 and 2002, respectively.

Financial Condition

     At June 30, 2003, we had $192.8 million of restricted cash, of which $140.5 million related to proceeds from tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. At June 30, 2003, we had $413.4 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002, we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long- and short-term portions of our credit facility, respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed again in July 2003 and expires in July 2004. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of June 30, 2003, we had $444.7 million available under the credit facility.

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

     In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment. As of June 30, 2002, $73.7 million was outstanding under this facility. In July 2002, we exercised our right to purchase the equipment underlying this facility by paying $72.6 million, which was the balance outstanding under the facility at that time.

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

     We intend to repay the $225 million of public notes that mature in May 2004 using our excess cash, proceeds from our revolving credit facility, proceeds from newly issued public notes or a combination thereof. We believe that any of these actions, or combination thereof, would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms.

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, accrued self-insurance and amounts due to former owners during the six months ended June 30, 2003 (in millions):

		Final Capping,
	Allowance for	Closure and			Amounts Due to
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance	Former Owners

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0	$7.5
Cumulative effect of change in accounting principle	—	(14.5)	—	—	—
Asset additions	—	8.6	—	—	—
Accretion	—	6.2	—	—	—
Other additions charged to expense	4.6	—	—	74.9	—
Additions due to acquisitions, net of divestitures	—	—	—	—	2.1
Usage	(4.9)	(2.4)	(2.1)	(68.4)	(3.9)

Balance, June 30, 2003	18.7	194.8	56.8	81.5	5.7
Current portion	18.7	16.9	2.2	40.3	5.7

Long-term portion	$—	$177.9	$54.6	$41.2	$—

     Our expense related to doubtful accounts as a percentage of revenue for the six months ended June 30, 2003 was .4%. As of June 30, 2003, accounts receivable were $264.6 million, net of allowance for doubtful accounts of $18.7 million, resulting in days sales outstanding of 37, or 25 days net of deferred revenue.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2003 (in millions):

	Gross Property and Equipment

		Cumulative				Non-Cash
	Balance as of	Effect of Changes			Acquisitions,	Additions to Asset		Balance as of
	December 31,	in Accounting	Capital		Net of	Retirement	Transfers and	June 30,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$.3	$(1.1)	$—	$—	$(.7)	$88.2
Non-depletable landfill land	54.0	—	—	—	—	—	(1.4)	52.6
Landfill development costs	1,026.3	188.6	.1	.1	—	8.6	27.6	1,251.3
Vehicles and equipment	1,356.8	—	61.8	(9.5)	4.8	—	(2.6)	1,411.3
Buildings and improvements	270.9	(11.7)	—	(.2)	.5	—	(6.2)	253.3
Construction in progress — landfill	32.3	—	17.6	—	—	—	(15.5)	34.4
Construction in progress — other	9.1	—	8.3	—	—	—	(1.2)	16.2

Total	$2,839.1	$176.9	$88.1	$(10.7)	$5.3	$8.6	$0.0	$3,107.3

	Accumulated Depreciation, Amortization and Depletion

		Cumulative	Additions
	Balance as of	Effect of Changes	Charged				Balance as of
	December 31,	in Accounting	to			Transfers and	June 30,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(44.6)	$—	$—	$.5	$(596.6)
Vehicles and equipment	(570.1)	—	(64.5)	7.8	.4	1.0	(625.4)
Buildings and improvements	(54.9)	3.0	(4.6)	.2	—	(1.5)	(57.8)

Total	$(929.1)	$(245.4)	$(113.7)	$8.0	$.4	$0.0	$(1,279.8)

Liquidity and Capital Resources

     The major components of changes in cash flows for the six months ended June 30, 2003 and 2002 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $252.3 million and $287.0 million for the six months ended June 30, 2003 and 2002, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business, the timing of payments received for accounts receivable, and timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities consists primarily of cash used for capital additions and business acquisitions in 2003 and 2002. Cash used to acquire businesses, net of cash acquired, was $18.2 million and $5.5 million during the six months ended June 30, 2003 and 2002, respectively.

     We intend to finance capital expenditures and acquisitions through cash on hand, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2003 and 2002 was $24.3 million and $87.7 million, respectively.

     During 2000, 2001 and 2002, our board of directors authorized the repurchase of up to $150.0 million, $125.0 million and $175.0 million, respectively, of our common stock. As of June 30, 2003, we repurchased a total of 21.5 million shares of our stock for $386.9 million of which 4.3 million shares were acquired during the six months ended June 30, 2003 for $86.8 million. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     In July 2003, our board of directors initiated a quarterly dividend program. On July 29, 2003, a $.06 per share cash dividend was declared to shareholders of record on September 30, 2003. The dividend will be paid on October 15, 2003. We intend to finance future dividends through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     We used proceeds from bank facilities and tax-exempt bonds to fund acquisitions and capital additions and to repay debt.

     We have investment grade ratings from the three major credit rating agencies. During the three months ended June 30, 2003, Moody’s and Standard & Poor’s upgraded our credit ratings. As of June 30, 2003, our senior debt was rated Baa2 by Moody’s, BBB+ by Standard & Poor’s and BBB+ by Fitch.

EBITDA

     EBITDA for the three and six months ended June 30, 2003 and 2002 is calculated as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$60.4	$61.0	$77.2	$115.9

Cumulative effect of changes in accounting principles, net of tax	—	—	37.8	—

Provision for income taxes	37.1	37.4	70.5	71.0

Other (income) expense, net	(1.5)	(.3)	(2.3)	(.4)

Interest income	(2.3)	(1.0)	(4.5)	(1.7)

Interest expense	19.8	19.2	40.2	38.4

Accretion	3.1	—	6.2	—

Depreciation, amortization and depletion	59.4	49.4	116.2	93.8

EBITDA	$176.0	$165.7	$341.3	$317.0

     We believe that the presentation of EBITDA, which is a non-GAAP financial measure, provides useful information regarding our results of operations as it is a basis we use to value potential acquisition candidates. Our definition of EBITDA may not be comparable to similarly titled measures presented by other companies.

Free Cash Flow

     We define free cash flow as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three and six months ended June 30, 2003 is calculated as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Cash provided by operating activities	$151.5	$252.3
Purchases of property and equipment	(64.1)	(88.1)
Proceeds from the sale of property and equipment	1.5	2.9

Free cash flow	$88.9	$167.1

     We believe that the presentation of free cash flow, which is a non-GAAP financial measure, provides useful information regarding our ability to execute our financial strategy. We also believe that free cash flow is the best measure of our financial performance because strong, sustainable free cash flow is indicative of high quality earnings. In addition, we use free cash flow to determine certain components of selected employees’ compensation. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Seasonality

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied, in or by such forward-looking statements. Such factors include, among other things, whether the Company’s estimates and assumptions concerning its selected balance sheet accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to the Company’s landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate, and various factors that will impact the actual business and financial performance of the Company such as competition and demand for services in the solid waste industry; the Company’s ability to manage growth; compliance with, and future changes in, environmental regulations; the Company’s ability to obtain approval from regulatory agencies in connection with expansions at the Company’s landfills; the ability to obtain financing on acceptable terms to finance the Company’s operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; the Company’s dependence on key personnel; general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within the control of the Company; dependence on large, long-term collection contracts; dependence on acquisitions for growth; risks associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in the Company’s filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market sensitive financial instruments consist primarily of variable rate debt and interest rate swaps. Therefore, our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt as well as interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 15, 2003, we held our annual stockholders meeting. The holders of 158,702,541 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders took the following actions:

     Our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld

James E. O’Connor	150,923,755	7,778,786
Harris W. Hudson	150,938,107	7,764,434
John W. Croghan	132,968,153	25,734,388
H. Wayne Huizenga	150,921,982	7,780,559
Ramon A. Rodriguez	132,988,459	25,714,082
Allan C. Sorenson	132,989,806	25,712,735

     Our stockholders also approved and adopted our Executive Incentive Plan (153,885,201 votes were cast for this matter, 4,435,701 votes were cast against this matter, there were 381,639 abstentions and there were no broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K:

(1)	Form 8-K, dated and furnished April 29, 2003 under Item 9 including a press release announcing the Company’s operating results for the three months ended March 31, 2003. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

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
Date: August 8, 2003