Form 10-Q
period 2003-09-30
REPUBLIC SERVICES INC
filed 2003-11-13
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     On November 10, 2003, the registrant had outstanding 158,413,497 shares of Common Stock, par value $.01 per share.

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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
SIGNATURES
Certification of CEO - Section 302
Certification of CFO - Section 302
Certification of CEO - Section 906
Certification of CFO - Section 906

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124.7	$141.5
Accounts receivable, less allowance for doubtful accounts of $19.5 and $19.0, respectively	266.3	238.6
Prepaid expenses and other current assets	72.5	63.0
Deferred tax assets	6.8	9.2

Total Current Assets	470.3	452.3
RESTRICTED CASH	219.5	175.0
RESTRICTED MARKETABLE SECURITIES	141.7	—
PROPERTY AND EQUIPMENT, NET	1,873.7	1,910.0
GOODWILL, NET	1,554.7	1,544.2
OTHER INTANGIBLE ASSETS, NET	25.6	25.7
OTHER ASSETS	109.9	101.9

	$4,395.4	$4,209.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$118.7	$123.5
Accrued liabilities	130.5	109.3
Amounts due to former owners	12.3	7.5
Deferred revenue	85.1	82.9
Long-term debt, current	235.4	2.8
Other current liabilities	98.5	66.2

Total Current Liabilities	680.5	392.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,261.2	1,439.3
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	238.8	234.7
DEFERRED INCOME TAXES	215.4	195.0
OTHER LIABILITIES	105.6	66.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 182,722,590 and 180,825,749 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,334.4	1,298.7
Retained earnings	993.0	880.7
Treasury stock, at cost (23,598,400 and 17,167,600 shares, respectively)	(435.6)	(300.1)
Accumulated other comprehensive income, net of tax	.3	—

Total Stockholders’ Equity	1,893.9	1,881.1

	$4,395.4	$4,209.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE	$648.0	$609.7	$1,879.9	$1,759.8
EXPENSES:
Cost of operations	433.7	377.6	1,200.7	1,091.1
Depreciation, amortization and depletion	61.7	53.4	177.9	147.2
Accretion	3.2	—	9.4	—
Selling, general and administrative	62.1	60.5	185.7	180.1

OPERATING INCOME	87.3	118.2	306.2	341.4
INTEREST EXPENSE	(18.6)	(19.3)	(58.8)	(57.7)
INTEREST INCOME	2.4	1.4	6.9	3.1
OTHER INCOME (EXPENSE), NET	.9	.1	3.2	.5

INCOME BEFORE INCOME TAXES	72.0	100.4	257.5	287.3
PROVISION FOR INCOME TAXES	27.3	38.2	97.8	109.2

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	44.7	62.2	159.7	178.1
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	—	(37.8)	—

NET INCOME	$44.7	$62.2	$121.9	$178.1

BASIC AND DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.28	$.38	$.98	$1.07
Cumulative effect of changes in accounting principles, net of tax	—	—	(.23)	—

Basic and diluted earnings per share	$.28	$.38	$.75	$1.07

WEIGHTED AVERAGE DILUTED COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	162.2	164.8	162.7	167.1

CASH DIVIDENDS PER SHARE	$.06	$—	$.06	$—

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$44.7	$61.5	$159.7	$176.3
Basic and diluted earnings per share	$.28	$.37	$.98	$1.06

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(in millions)

	Common Stock					Accumulated
			Additional			Other	Comprehensive
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Income
	Net	Value	Capital	Earnings	Stock	Income	For the Period

BALANCE AT DECEMBER 31, 2002	163.6	$1.8	$1,298.7	$880.7	$(300.1)	$—	—
Net income	—	—	—	121.9	—	—	$121.9
Cash dividends ($.06 per share)	—	—	—	(9.6)	—	—	—
Issuance of common stock	1.9	—	35.7	—	—	—	—
Purchase of common stock for treasury	(6.4)	—	—	—	(135.5)	—	—
Change in value of investments, net of tax	—	—	—	—	—	.3	.3

Total comprehensive income	—	—	—	—	—	—	$122.2

BALANCE AT SEPTEMBER 30, 2003	159.1	$1.8	$1,334.4	$993.0	$(435.6)	$.3

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$121.9	$178.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	104.5	92.2
Landfill depletion and amortization	69.4	50.1
Amortization of intangible and other assets	4.0	4.9
Accretion	9.4	—
Deferred tax provision	45.7	41.5
Provision for doubtful accounts	7.4	9.1
Income tax benefit from stock option exercises	(4.2)	(1.5)
Other non-cash items	(1.9)	.7
Cumulative effect of changes in accounting principles, net of tax	37.8	—
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(36.1)	(22.6)
Prepaid expenses and other assets	(17.8)	1.6
Accounts payable and accrued liabilities	(1.6)	10.8
Other liabilities	93.9	48.3

	432.4	413.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(180.8)	(162.3)
Proceeds from sale of property and equipment	4.0	11.3
Cash used in business acquisitions, net of cash acquired	(30.2)	(43.1)
Cash proceeds from business dispositions	3.2	15.1
Amounts due and contingent payments to former owners	(4.5)	(2.6)
Restricted cash	(44.0)	1.2
Restricted marketable securities	(141.8)	—

	(394.1)	(180.4)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	56.3	41.3
Payments of notes payable and long-term debt	(2.0)	(1.9)
Net payments on revolving credit facility	—	(30.0)
Purchase of equipment under operating lease	—	(72.6)
Issuance of common stock	35.7	15.6
Purchases of common stock for treasury	(135.5)	(138.4)
Dividends	(9.6)	—

	(55.1)	(186.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16.8)	46.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	16.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124.7	$62.9

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

     During the three and nine months ended September 30, 2002, the Company recorded unrealized gains of $.5 million ($.3 million, net of tax), and $2.9 million ($1.8 million, net of tax), respectively, relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. (For further information, see Note 11, Fuel Hedge.) The effective portion of the unrealized gain in the amount of $1.6 million, net of tax, was recorded to comprehensive income during the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2003, the Company recorded unrealized gains on available-for-sale securities of $.3 million, net of tax, to comprehensive income. The Company had no other components of other comprehensive income for the periods presented.

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

     The following table summarizes the adjustments to net income and earnings per share for the three and nine months ended September 30, 2002 as if SFAS 143 and the Company’s change in accounting principle relating to its methane gas collection systems were effective in 2002:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

		Basic and Diluted		Basic and Diluted
	Net Income	Earnings Per Share	Net Income	Earnings Per Share

Reported	$62.2	$.38	$178.1	$1.07

SFAS 143:
Reversal of closure and post-closure expense previously reported	4.4	.02	12.0	.07
Reversal of landfill purchase price amortization previously reported	.2	—	.6	—
Accretion expense	(1.8)	(.01)	(4.9)	(.03)
Landfill amortization	(3.0)	(.02)	(8.1)	(.05)

Total adjustments for SFAS 143	(.2)	(.01)	(.4)	(.01)

Methane Gas Collection Systems:
Reversal of depreciation previously reported	.1	—	.3	—
Depletion expense	(.6)	—	(1.7)	—

Total adjustment for methane gas collection systems	(.5)	—	(1.4)	—

Adjusted	$61.5	$.37	$176.3	$1.06

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

2. LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental And Legal Costs

     A summary of liabilities recorded for landfill, environmental and legal costs is as follows:

	September 30,

	2003	2002

Landfill final capping, closure and post-closure costs	$200.3	$197.6
Remediation	55.6	60.0
Environmental and legal costs	3.3	3.6

	259.2	261.2
Less: Current portion (included in other current liabilities)	(20.4)	(18.1)

Long-term portion	$238.8	$243.1

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

Total Available Disposal Capacity

     As of September 30, 2003, the Company owned or operated 57 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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

     The table below reflects significant changes between the Company’s historical methodology and the methodology the Company currently uses to account for final capping, closure and post-closure activities and for methane gas collection systems:

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

DEFINITIONS:

Final Capping	Costs related to installation of the components that comprise the permanent final cover over areas of a landfill where airspace capacity has been consumed	No change.

Closure	Includes routine maintenance costs incurred after a site ceases to accept waste, but prior to being certified closed	No change, except that it includes the final portion of the methane gas collection system to be constructed.

Post-Closure	Includes routine monitoring and maintenance of a landfill after it has been certified as closed by the applicable state regulatory agency	No change, except it includes methane gas collection systems in all cases where the need for such systems are considered probable.

DISCOUNT RATE:	Not applicable	Credit-adjusted, risk-free rate of 6.75%

INFLATION:	Not applicable	Inflation rate of 2.5%

COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third party profit is taken in to income in the period the work is performed internally.

CURRENT PRACTICE
DESCRIPTION	HISTORICAL PRACTICE	(EFFECTIVE JANUARY 1, 2003)

METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure costs.

RECOGNITION OF LIABILITY:

Final Capping	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted	All final capping costs are recorded as a liability and asset at fair value as the obligation is incurred. The discounted cash flow associated with each final capping event is recorded to an accrued liability, with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Interest is accreted on the liability using the effective interest method until the liability is paid.

Closure and Post-Closure	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted	Accrued over the life of the landfill. The discounted cash flow associated with the fair value of such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed. Interest is accreted on the liability using the effective interest method until the liability is paid.

STATEMENT OF INCOME:

Cost of Operations	Expense charged to cost of operations equal to amount of liability accrued	Not applicable.

Landfill Asset Amortization	Not applicable	The landfill asset is amortized as airspace is consumed over the life of a specific capping event for final capping or the life of a landfill for closure and post-closure.

Accretion	Not applicable	Expense recognized as a component of operating expenses at credit-adjusted, risk-free rate (6.75%) using the effective interest method.

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

     In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping, and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period earned.

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

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the nine months ended September 30, 2003:

Asset retirement obligation liability at December 31, 2002	$196.9
Cumulative effect of change in account principle	(14.5)
Additions incurred during the period	13.4
Amounts settled during the period	(4.9)
Accretion expense	9.4

Asset retirement obligation liability at September 30, 2003	200.3
Less: Current portion	(16.1)

Long-term portion	$184.2

     The following table summarizes the activity in the Company’s accrued closure and post-closure account for the nine months ended September 30, 2002:

Balance at January 1, 2002	$179.1
Additions charged to expense	19.2
Usage	(.7)

Balance September 30, 2002	$197.6

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

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the nine months ended September 30, 2003 and 2002.

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $2.1 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively.

     A summary of property and equipment is as follows:

	September 30,	December 31,
	2003	2002

Other land	$92.8	$89.7
Non-depletable landfill land	54.0	54.0
Landfill development costs	1,269.4	1,026.3
Vehicles and equipment	1,449.5	1,356.8
Buildings and improvements	254.7	270.9
Construction-in-progress — landfill	64.1	32.3
Construction-in-progress — other	21.1	9.1

	3,205.6	2,839.1

Less: Accumulated depreciation, depletion and amortization—
Landfill development costs	(621.4)	(304.1)
Vehicles and equipment	(650.3)	(570.1)
Building and improvements	(60.2)	(54.9)

	(1,331.9)	(929.1)

Property and equipment, net	$1,873.7	$1,910.0

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

     The Company acquired various solid waste businesses during the nine months ended September 30, 2003 and 2002. The aggregate purchase price paid by the Company in these transactions was $30.2 million and $43.1 million in cash, respectively.

     The following summarizes the preliminary purchase price allocations for business combinations consummated during the periods presented:

	Nine Months
	Ended September 30,

	2003	2002

Property and equipment	$15.7	$21.4
Goodwill and other intangible assets	20.1	33.2
Working capital deficit	(5.5)	(6.4)
Other liabilities	(.1)	(5.1)

Cash used in acquisitions, net of cash acquired	$30.2	$43.1

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during the nine months ended September 30, 2003 had occurred at the beginning of the periods presented are as follows:

	Nine Months
	Ended September 30,

	2003	2002

Revenue	$1,885.6	$1,770.0
Net income	$122.4	$178.9
Basic and diluted earnings per share	$.75	$1.07
Weighted average diluted common and common equivalent shares outstanding	162.7	167.1

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in goodwill and other intangible assets and related accumulated amortization accounts for the nine months ended September 30, 2002 and 2003:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2001	$1,669.6	$49.2	$1,718.8
Acquisitions	32.7	.5	33.2
Other additions	—	.6	.6
Divestitures	(26.7)	—	(26.7)
Retirements	—	(10.4)	(10.4)

Balance, September 30, 2002	$1,675.6	$39.9	$1,715.5

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2001	$(147.1)	$(20.1)	$(167.2)
Amortization expense	—	(3.7)	(3.7)
Divestitures	3.6	—	3.6
Retirements	—	10.4	10.4

Balance, September 30, 2002	$(143.5)	$(13.4)	$(156.9)

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	17.7	2.4	20.1
Other additions	—	.5	.5
Divestitures	(.4)	—	(.4)

Balance, September 30, 2003	$1,698.1	$42.9	$1,741.0

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(3.0)	(3.0)
Divestitures	.2	—	.2

Balance, September 30, 2003	$(143.4)	$(17.3)	$(160.7)

     In general, goodwill is tested for impairment on an annual basis in the fourth quarter of each year. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value were less than the carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

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

6. DEBT

     Debt consists of the following:

	September 30,	December 31,
	2003	2002

$225.0 million unsecured notes, net of unamortized discount of $.1 million and $.3 million, and including $8.0 million and $8.2 million of adjustments to fair market value, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in May 2004	$232.9	$232.9
$375.0 million unsecured notes, net of unamortized discount of $.4 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.6
$450.0 million unsecured notes, net of unamortized discount of $2.2 million and $2.4 million, and including $1.0 million and $.9 million of adjustments to fair market value, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	448.8	448.5
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2004 and $450.0 million matures 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates	433.5	378.2
Other debt; unsecured and secured by real property, equipment and other assets	6.8	7.9

	1,496.6	1,442.1
Less: Current portion	(235.4)	(2.8)

Long-term portion	$1,261.2	$1,439.3

     As of September 30, 2003, the Company had $389.8 million of availability under its revolving credit facility.

     As of September 30, 2003, the Company had $219.5 million of restricted cash, of which $135.8 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest expense paid was $54.9 million (net of $2.1 million of capitalized interest) and $54.7 million (net of $1.8 million of capitalized interest) for the nine months ended September 30, 2003 and 2002, respectively.

     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $105.0 million, and mature in 2004 and 2011, respectively. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with SFAS 133. The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

     As of September 30, 2003, interest rate swap agreements are reflected at fair market value of $9.0 million and are included in other current and other assets and as an adjustment to short- and long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2003 and 2002, the Company recorded net interest income of $7.5 million and $3.9 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

7. INCOME TAXES

     Income taxes have been provided for the nine months ended September 30, 2003 and 2002 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid were $15.0 million and $40.5 million for the nine months ended September 30, 2003 and 2002, respectively.

8. STOCK OPTIONS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of Common Stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of September 30, 2003, 7.5 million options remain available for future grants.

     A summary of stock option transactions for the nine months ended September 30, 2003 is as follows:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at beginning of year	12.6	$16.61
Granted	2.0	19.30
Exercised	(1.8)	16.59
Cancelled	(.3)	15.93

Options outstanding at September 30, 2003	12.5	$17.07

Options exercisable at September 30, 2003	7.7	$17.03

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$44.7	$62.2	$121.9	$178.1
Less: Stock-based employee compensation expense pursuant to SFAS 123, net of tax	(2.3)	(2.7)	(6.9)	(8.0)

Net income, pro forma	$42.4	$59.5	$115.0	$170.1

Basic and diluted earnings per share-
As reported	$.28	$.38	$.75	$1.07

Pro forma	$.26	$.36	$.71	$1.02

Assumptions -
Risk-free interest rates	2.7%	2.7%	2.7%	2.7%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	40%	40%	40%	40%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000, 2001, 2002 and 2003, the Board of Directors authorized the repurchase of up to $150.0 million, $125.0 million, $175.0 million and $225.0 million, respectively, of its Common Stock. As of September 30, 2003, the Company had repurchased a total of 23.6 million shares of its stock for $435.6 million, of which 6.4 million shares were acquired during the nine months ended September 30, 2003 for $135.5 million.

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

     Earnings per share for the three and nine months ended September 30, 2003 and 2002 is calculated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Numerator:
Net income	$44,700	$62,200	$121,900	$178,100

Denominator:
Denominator for basic earnings per share	160,013	163,538	160,917	165,870
Effect of dilutive securities — Options to purchase common stock	2,152	1,260	1,739	1,252

Denominator for diluted earnings per share	162,165	164,798	162,656	167,122

Basic and diluted earnings per share	$.28	$.38	$.75	$1.07

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	99	229	152	1,012
Weighted average exercise price	$26.42	$23.45	$24.65	$19.58

     In July 2003, the Company’s Board of Directors initiated a quarterly dividend program. On July 29, 2003, a $.06 per share cash dividend was declared to shareholders of record on September 30, 2003. The dividend was paid to record holders on October 15, 2003. In October 2003, the Company’s Board of Directors declared a quarterly dividend of $.06 per share for shareholders of record on January 2, 2004.

10. SEGMENT INFORMATION

     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective nine months ended September 30 is shown in the following table:

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets

Eastern Region	$447.0	$(68.6)	$378.4	$26.9	$54.8	$19.7	$812.6
Central Region	502.5	(114.0)	388.5	55.0	80.3	52.0	960.0
Southern Region	506.2	(57.8)	448.4	46.6	80.2	43.8	835.7
Southwestern Region	252.1	(23.2)	228.9	21.3	38.8	16.9	411.4
Western Region	543.2	(107.8)	435.4	34.5	110.5	33.6	801.6
Corporate Entities (a)	.3	—	.3	3.0	(58.4)	14.8	574.1

Total	$2,251.3	$(371.4)	$1,879.9	$187.3	$306.2	$180.8	$4,395.4

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	and	Operating	Capital	Total
2002	Revenue	Revenue(b)	Revenue	Depletion	Income	Expenditures	Assets

Eastern Region	$420.6	$(58.5)	$362.1	$23.6	$64.8	$24.2	$839.6
Central Region	434.3	(88.1)	346.2	39.0	77.9	45.6	944.6
Southern Region	481.1	(49.1)	432.0	39.3	89.7	39.8	828.6
Southwestern Region	231.8	(21.9)	209.9	16.9	31.6	20.7	358.3
Western Region	514.6	(105.0)	409.6	30.3	108.6	27.4	823.7
Corporate Entities (a)	—	—	—	(1.9)	(31.2)	4.6	252.1

Total	$2,082.4	$(322.6)	$1,759.8	$147.2	$341.4	$162.3	$4,046.9

(a)	Corporate functions include legal, tax, treasury, information technology, insurance, human resources, national accounts and other typical administrative functions.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Collection:
Residential	$151.2	$137.0	$446.0	$392.1
Commercial	177.4	174.3	527.0	520.0
Industrial	137.8	130.0	391.3	376.2
Other	12.7	11.8	37.7	37.5

Total collection	479.1	453.1	1,402.0	1,325.8

Transfer and disposal	257.6	228.7	722.2	637.4
Less: Intercompany	(129.1)	(112.7)	(369.2)	(320.7)

Transfer and disposal, net	128.5	116.0	353.0	316.7
Other	40.4	40.6	124.9	117.3

Total revenue	$648.0	$609.7	$1,879.9	$1,759.8

11. FUEL HEDGE

     During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133,

$1.6 million, representing the effective portion of the change in fair value for the nine months ended September 30, 2002, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $0 million and $.1 million for the three and nine months ended September 30, 2002, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized losses of $0 million and $.8 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002.

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

Lease Commitments

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty-five years.

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

     Self-insurance expense was $70.7 million and $145.6 million for the three and nine months ended September 30, 2003 versus $41.9 million and $102.3 million for the comparable 2002 periods. This increase in self-insurance expense relates to existing claims and is attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the current policy year, based on recent actual claims experience, expected claims development and medical cost inflation.

     The Company’s liabilities for unpaid and incurred but not reported claims at September 30, 2003 were $114.5 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may differ from amounts required to pay future claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Guarantees of Subsidiary Debt

     The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s Consolidated Balance Sheets. (For further information, see Note 6, Debt).

Restricted Cash and Marketable Securities, and Other Financial Guarantees

     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At September 30, 2003, letters of credit totaling $360.2 million were outstanding, and surety bonds totaling $541.1 million were outstanding, which will expire on various dates through 2015.

     At September 30, 2003, the Company had $219.5 million of restricted cash deposits and $141.7 million of restricted marketable securities held as financial guarantees, including $135.8 million of restricted cash held for capital expenditures under certain debt facilities, and $37.7 million and $141.7 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income. The Company intends to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. The Company also intends to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

Other Matters

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

     Through the date of the Company’s initial public offering in July 1998, the Company filed consolidated federal income tax returns with AutoNation, Inc. (“AutoNation”). The Internal Revenue Service is auditing AutoNation’s consolidated tax returns for fiscal years 1997 through 1999. In accordance with the Company’s tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. In addition, the Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 and 1999. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 142 collection companies in 22 states. We also own or operate 92 transfer stations and 57 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

Collection:
Residential	$151.2	23.3%	$137.0	22.5%	$446.0	23.7%	$392.1	22.3%
Commercial	177.4	27.4	174.3	28.6	527.0	28.0	520.0	29.5
Industrial	137.8	21.3	130.0	21.3	391.3	20.8	376.2	21.4
Other	12.7	2.0	11.8	1.9	37.7	2.0	37.5	2.1

Total collection	479.1	74.0	453.1	74.3	1,402.0	74.5	1,325.8	75.3

Transfer and disposal	257.6		228.7		722.2		637.4
Less: Intercompany	(129.1)		(112.7)		(369.2)		(320.7)

Transfer and disposal, net	128.5	19.8	116.0	19.0	353.0	18.8	316.7	18.0

Other	40.4	6.2	40.6	6.7	124.9	6.7	117.3	6.7

Total revenue	$648.0	100.0%	$609.7	100.0%	$1,879.9	100.0%	$1,759.8	100.0%

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

     The cost of our collection operations is primarily variable and includes disposal, labor, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the nine months ended September 30, 2003 and 2002, approximately 54% and 53%, respectively, of the total volume of waste we collected was disposed of at our landfills.

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

     We acquired various solid waste businesses during the nine months ended September 30, 2003 and 2002. The aggregate purchase price we paid in these transactions was $30.2 million and $43.1 million in cash, respectively.

     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Net income was $44.7 million for the three months ended September 30, 2003, or $.28 per share, as compared to $62.2 million, or $.38 per share, for the three months ended September 30, 2002. Net income was $121.9 million for the nine months ended September 30, 2003, or $.75 per share, as compared to $178.1 million, or $1.07 per share, for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

Revenue	$648.0	100.0%	$609.7	100.0%	$1,879.9	100.0%	$1,759.8	100.0%
Expenses:
Cost of operations	433.7	66.9	377.6	61.9	1,200.7	63.8	1,091.1	62.0
Depreciation, amortization and depletion of property and equipment	60.2	9.3	52.1	8.6	173.9	9.3	142.3	8.1
Amortization of intangible assets	1.5	.2	1.3	.2	4.0	.2	4.9	.3
Accretion	3.2	.5	—	—	9.4	.5	—	—
Selling, general and administrative expenses	62.1	9.6	60.5	9.9	185.7	9.9	180.1	10.2

Operating income	$87.3	13.5%	$118.2	19.4%	$306.2	16.3%	$341.4	19.4%

     Revenue was $648.0 million and $609.7 million for the three months ended September 30, 2003 and 2002, respectively, an increase of 6.3%. Revenue was $1,879.9 million and $1,759.8 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of 6.8%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Core price	1.9%	1.2%	1.8%	1.3%
Recycling commodities	(.4)	.8	.1	.3

Total price	1.5	2.0	1.9	1.6

Core volume	2.2	2.6	2.2	1.2
Non-core volume	.2	.3	.3	.2

Total volume	2.4	2.9	2.5	1.4

Total internal growth	3.9	4.9	4.4	3.0

Acquisitions and divestitures, net	2.1	(.6)	1.9	.8
Taxes (a)	.3	.4	.5	.1

	6.3%	4.7%	6.8%	3.9%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     Price growth for the three and nine months ended September 30, 2003 includes approximately .2% of growth attributable to fuel surcharges that were levied against certain customers to offset rising fuel prices. Core volume growth for the nine months ended September 30, 2003 is primarily attributable to our residential collection business resulting from the addition of several new municipal contracts and our landfill and transfer station businesses resulting from newly opened sites and new contracts.

     Cost of operations was $433.7 million and $1,200.7 million for the three and nine months ended September 30, 2003 versus $377.6 million and $1,091.1 million for the comparable 2002 periods. Cost of operations as a percentage of revenue was 66.9% and 63.8% for the three and nine months ended September 30, 2003 versus 61.9% and 62.0% for the comparable 2002 periods. The increase in aggregate dollars and as a percentage of revenue is primarily attributable to additional self-insurance expense. Self-insurance expense was $70.7 million and $145.6 million for the three and nine months ended September 30, 2003 versus $41.9 million and $102.3 million for the comparable 2002 periods. This increase in self-insurance expense relates to existing claims and is attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our current policy year, based on recent actual claims experience, expected claims development and medical cost inflation. The increase in cost of operations as a percentage of revenue is also due to increased fuel prices, an increase in waste taxes levied on landfill volumes in certain states, an increase in revenue generated by lines of business that produce lower operating margins and an increase in costs associated with the long-haul transport of waste by third-party vendors. These increases in costs were partially offset by the elimination of closure and post-closure expense as a component of cost of operations in accordance with SFAS 143 and the termination of our operating lease facility.

     Expenses for depreciation, amortization and depletion of property and equipment were $60.2 million and $173.9 million for the three and nine months ended September 30, 2003 versus $52.1 million and $142.3 million for the comparable 2002 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 9.3% for the three and nine months ended September 30,

2003 versus 8.6% and 8.1% for the comparable 2002 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue versus the comparable periods last year is primarily due to an increase in landfill amortization associated with the adoption of SFAS 143 and, to a lesser extent, due to increased depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease.

     Expenses for amortization of intangible assets were $1.5 million and $4.0 million for the three and nine months ended September 30, 2003 versus $1.3 million and $4.9 million for the comparable 2002 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and nine months ended September 30, 2003 versus .2% and .3% for the comparable 2002 periods.

     Accretion expense was $3.2 million and $9.4 million for the three and nine months ended September 30, 2003, or .5% as a percentage of revenue, versus $0 for the comparable periods last year. The increase in accretion expense is due to the adoption of SFAS 143.

     Selling, general and administrative expenses were $62.1 million and $185.7 million for the three and nine months ended September 30, 2003 versus $60.5 million and $180.1 million for the comparable 2002 periods. Selling, general and administrative expenses as a percentage of revenue were 9.6% and 9.9% for the three and nine months ended September 30, 2003 versus 9.9% and 10.2% for the comparable 2002 periods. The increase in such expenses in aggregate dollars versus the comparable periods last year is primarily the result of the expansion of our operations through internal growth and acquisitions. The decrease in such expenses as a percentage of revenue is primarily due to leveraging our existing overhead structure over an expanding revenue base.

Interest Expense

     Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $18.6 million and $58.8 million for the three and nine months ended September 30, 2003 versus $19.3 million and $57.7 million for the comparable 2002 periods. The decrease in interest expense for the three months ended September 30, 2003 versus the comparable 2002 period is primarily due to increased interest income from interest rate swaps partially offset by increased interest expense resulting from higher average outstanding debt balances.

     Capitalized interest was $1.1 million and $2.1 million for the three and nine months ended September 30, 2003 versus $.8 million and $1.8 million for the comparable 2002 periods.

Interest and Other Income (Expense), Net

     Interest and other income, net of other expense, was $3.3 million and $10.1 million for the three and nine months ended September 30, 2003 versus $1.5 million and $3.6 million for the comparable 2002 periods. The increase in aggregate dollars versus the comparable periods last year is primarily due to increased interest income on higher average outstanding cash and restricted cash balances.

Income Taxes

     The provision for income taxes was $27.3 million and $97.8 million for the three and nine months ended September 30, 2003 versus $38.2 million and $109.2 million for the comparable 2002 periods. In addition, on January 1, 2003, we recorded a $23.1 million income tax benefit associated with our changes in accounting principles. The effective income tax rate was 38.0% for the three and nine months ended September 30, 2003 and 2002. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2003:

	Balance as of						Changes in	Balance as of
	December 31,	Expansions	Landfills	Permits	Airspace	Changes in	Engineering	September 30,
	2002	Undertaken	Acquired	Granted	Consumed	Design	Estimates	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	14.3	154.6	(29.4)	—	(.9)	1,496.5
Number of sites	56		1	—				57

Expansion airspace:
Cubic yards (in millions)	353.3	61.6	—	(154.1)	—	11.4	(3.5)	268.7
Number of sites	20	—	—	(5)				15

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	14.3	.5	(29.4)	11.4	(4.4)	1,765.2

Number of sites	56		1					57

     As of September 30, 2003, we owned or operated 57 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by independent engineers together with our engineers utilizing information provided by annual aerial surveys. As of September 30, 2003, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. During the nine months ended September 30, 2003, we were granted permits at five of our landfills that had probable expansion airspace in their total available disposal capacity. These five permits increased our permitted airspace by 154.6 million cubic yards.

     As of September 30, 2003, fifteen of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these fifteen landfills have an estimated remaining average site life of 31 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

     As of September 30, 2003, four of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of September 30, 2003, six of our fifteen landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining five landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

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

     As of September 30, 2003, accrued final capping, closure and post-closure costs were $200.3 million. The current portion of these costs of $16.1 million is reflected in our Unaudited Condensed Consolidated Balance

Sheets in other current liabilities. The long-term portion of these costs of $184.2 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the nine months ended September 30, 2003 and the future expected investment as of September 30, 2003 (in millions):

		Cumulative
		Effect of
	Balance as of	Changes in			Transfers
	December 31,	Accounting	Capital		and
	2002	Principles	Additions	Acquisitions	Adjustments

Non-depletable landfill land	$54.0	$—	$.1	$1.3	$(1.4)
Landfill development costs	1,026.3	188.6	2.0	7.0	32.1
Construction in progress — landfill	32.3	—	51.1		(19.3)
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	.5

Net investment in landfill land and development costs	$808.5	$(59.8)	$53.2	$8.3	$11.9

	Non-Cash
	Additions
	for Asset	Additions	Balance as of	Expected	Total
	Retirement	Charged to	September 30,	Future	Expected
	Obligations	Expense	2003	Investment	Investment

Non-depletable landfill land	$—	$—	$54.0	$—	$54.0
Landfill development costs	13.4	—	1,269.4	1,566.9	2,836.3
Construction in progress — landfill	—	—	64.1	—	64.1
Accumulated depletion and amortization	—	(69.4)	(621.4)	—	(621.4)

Net investment in landfill land and development costs	$13.4	$(69.4)	$766.1	$1,566.9	$2,333.0

     The following table reflects our net investment in our landfills, excluding non-depletable land, our depletion, amortization and accretion expense, and our closure and post-closure expense for the nine months ended September 30, 2003 and 2002. It also shows on a pro forma basis what our depletion, amortization and accretion expense would have been if SFAS 143 and the change in accounting principle relating to our methane gas collection systems were effective in 2002:

	Nine Months Ended
	September 30,

		Pro Forma
	2003	2002	2002

Number of landfills owned or operated	57	56	56

Net investment, excluding non-depletable land (in millions)	$712.1	$677.9	$737.7
Total estimated available disposal capacity (in millions of cubic yards)	1,765.2	1,718.8	1,718.8

Net investment per cubic yard	$.40	$.39	$.43

Landfill depletion and amortization expense (in millions)	$69.4	$64.5	$50.1
Accretion expense (in millions)	9.4	7.9	—
Closure and post-closure expense (in millions)	—	—	19.2

	78.8	72.4	69.3
Airspace consumed (in millions of cubic yards)	29.4	25.8	25.8

Depletion, amortization, accretion, closure and post- closure expense per cubic yard of airspace consumed	$2.68	$2.81	$2.69

     During the nine months ended September 30, 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of September 30, 2003, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.29 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to goodwill or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the nine months ended September 30, 2003 and 2002, respectively.

Financial Condition

     At September 30, 2003, we had $219.5 million of restricted cash deposits and $141.7 million of restricted marketable securities held as financial guarantees, including $135.8 million of restricted cash held for capital expenditures under certain debt facilities, and $37.7 million and $141.7 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income. We intend to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. We also intend to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2004. As a result of our strong financial position and liquidity, in February 2002, we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long- and short-term portions of our credit facility, respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed again in July 2003 and expires in July 2004. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of September 30, 2003, we had $389.8 million available under the credit facility.

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

     At September 30, 2003, we had $433.5 million of tax-exempt bonds and other tax-exempt financing outstanding at favorable interest rates.

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

     We intend to repay the $225.0 million of public notes that mature in May 2004 using proceeds from the liquidation of our restricted marketable securities, our excess cash, proceeds from our revolving credit facility, or a combination thereof. We believe that any of these actions, or combination thereof, would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms.

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, accrued self-insurance and amounts due to former owners during the nine months ended September 30, 2003 (in millions):

		Final Capping,
	Allowance for	Closure and			Amounts Due to
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance	Former Owners

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0	$7.5
Cumulative effect of change in accounting principle	—	(14.5)	—	—	—
Asset additions	—	13.4	—	—	—
Accretion	—	9.4	—	—	—
Other additions charged to expense	7.4	—	—	145.6	—
Additions due to acquisitions, net of divestitures	—	—	—	—	9.3
Usage	(6.9)	(4.9)	(3.3)	(106.1)	(4.5)

Balance, September 30, 2003	19.5	200.3	55.6	114.5	12.3
Current portion	19.5	16.1	1.0	43.9	12.3

Long-term portion	$—	$184.2	$54.6	$70.6	$—

     Our expense related to doubtful accounts as a percentage of revenue for the nine months ended September 30, 2003 was .4%. As of September 30, 2003, accounts receivable were $266.3 million, net of allowance for doubtful accounts of $19.5 million, resulting in days sales outstanding of 37, or 25 days net of deferred revenue.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2003 (in millions):

	Gross Property and Equipment

		Cumulative				Non-Cash
	Balance as of	Effect of Changes			Acquisitions,	Additions to Asset		Balance as of
	December 31,	in Accounting	Capital		Net of	Retirement	Transfers and	September 30,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$4.3	$(1.1)	$—	$—	$(.1)	$92.8
Non-depletable landfill land	54.0	—	.1	—	1.3	—	(1.4)	54.0
Landfill development costs	1,026.3	188.6	2.0	—	7.0	13.4	32.1	1,269.4
Vehicles and equipment	1,356.8	—	107.0	(18.5)	6.6	—	(2.4)	1,449.5
Buildings and improvements	270.9	(11.7)	1.4	(.4)	.6	—	(6.1)	254.7
Construction in progress — landfill	32.3	—	51.1	—	—	—	(19.3)	64.1
Construction in progress — other	9.1	—	14.9	—	—	—	(2.9)	21.1

Total	$2,839.1	$176.9	$180.8	$(20.0)	$15.5	$13.4	$(.1)	$3,205.6

	Accumulated Depreciation, Amortization and Depletion

		Cumulative	Additions
	Balance as of	Effect of Changes	Charged				Balance as of
	December 31,	in Accounting	to			Transfers and	September 30,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(69.4)	$—	$—	$.5	$(621.4)
Vehicles and equipment	(570.1)	—	(97.5)	15.9	.4	1.0	(650.3)
Buildings and improvements	(54.9)	3.0	(7.0)	.1	—	(1.4)	(60.2)

Total	$(929.1)	$(245.4)	$(173.9)	$16.0	$.4	$.1	$(1,331.9)

Liquidity and Capital Resources

     The major components of changes in cash flows for the nine months ended September 30, 2003 and 2002 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $432.4 million and $413.2 million for the nine months ended September 30, 2003 and 2002, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes. We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividends and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities was $394.1 million and $180.4 million for the nine months ended September 30, 2003 and 2002, respectively, and consists primarily of cash used for capital additions and business acquisitions in 2003 and 2002 and amounts transferred from unrestricted cash to restricted cash and marketable securities during 2003 for financial guarantees. Capital additions were $180.8 million and $162.3 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used to acquire businesses, net of cash acquired, was $30.2 million and $43.1 million during the nine months ended September 30, 2003 and 2002, respectively.

     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, additional tax-exempt bond offerings and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2003 and 2002 was $55.1 million and $186.0 million, respectively.

     During 2000, 2001, 2002 and 2003, our board of directors authorized the repurchase of up to $150.0 million, $125.0 million, $175.0 million and $225.0 million, respectively, of our common stock. As of September 30, 2003, we repurchased a total of 23.6 million shares of our stock for $435.6 million of which 6.4 million shares were acquired during the nine months ended September 30, 2003 for $135.5 million. We intend to finance future stock repurchases through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     In July 2003, our board of directors initiated a quarterly dividend program. On July 29, 2003, a $.06 per share cash dividend was declared to shareholders of record on September 30, 2003. The dividend was paid on October 15, 2003. In October 2003, our board of directors declared a quarterly dividend of $.06 per share for shareholders of record on January 2, 2004. We intend to finance future dividends through cash on hand, cash flow from operations, our revolving credit facility and other financings.

     We used proceeds from bank facilities and tax-exempt bonds to fund capital additions and acquisitions and to repay debt.

     We have investment grade ratings from the three major credit rating agencies. During the three months ended June 30, 2003, Moody’s and Standard & Poor’s upgraded our credit ratings. As of September 30, 2003, our senior debt was rated Baa2 by Moody’s, BBB+ by Standard & Poor’s and BBB+ by Fitch.

Free Cash Flow

     We define free cash flow, which is not a measure determined in accordance with generally accepted accounting standards, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three and nine months ended September 30, 2003 is calculated as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Cash provided by operating activities	$180.1	$432.4
Purchases of property and equipment	(92.7)	(180.8)
Proceeds from the sale of property and equipment	1.1	4.0

Free cash flow	$88.5	$255.6

     We believe that the presentation of free cash flow, which is a non-GAAP financial measure, provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from the sale of equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, pursuing strategic acquisitions that augment our existing business platform, repurchasing shares of common stock at prices that provide value to our shareholders, paying cash dividends, maintaining our investment grade rating and minimizing debt. In addition, free cash flow is a key metric used to determine compensation. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K:

(1)	Form 8-K, dated July 30, 2003, filed under Item 5, including a press release announcing the Company’s initiation of a quarterly dividend and, furnished under Item 12, including a press release announcing the Company’s operating results for the three and six months ended June 30, 2003. The information furnished under Item 12 is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

(2)	Form 8-K, dated and filed on August 29, 2003 under Item 5, including a press release announcing the Company’s revised earnings guidance for 2003.

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
Date: November 13, 2003