Form 10-K
period 2003-12-31
REPUBLIC SERVICES INC
filed 2004-03-12
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-14267

REPUBLIC SERVICES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	65-0716904
(State of Incorporation)	(I.R.S. Employer Identification No.)

Republic Services, Inc. 110 S.E. 6th Street, 28th Floor Fort Lauderdale, Florida (Address of Principal Executive Offices)	33301 (Zip Code)

Registrant’s telephone number, including area code:  (954) 769-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒          No ☐

      As of June 30, 2003, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $3,642,358,046.

      As of March 5, 2004, the registrant had outstanding 155,847,232 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant’s Proxy Statement relative to the 2004 Annual Meeting of Stockholders. Part IV Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

PART I

ITEM 1.	BUSINESS

Company Overview

      We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 142 collection companies in 22 states. We also own or operate 93 transfer stations, 58 solid waste landfills and 35 recycling facilities.

      As of December 31, 2003, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains a group of operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of operating segments.

      We had revenue of $2,517.8 million and $2,365.1 million and operating income of $412.7 million and $459.5 million for the years ended December 31, 2003 and 2002, respectively. The $152.7 million, or 6.5%, increase in revenue from 2002 to 2003 is primarily attributable to the successful execution of our operating and growth strategies described below. The $46.8 million, or 10.2%, decrease in operating income from 2002 to 2003 is primarily attributable to additional self-insurance expense.

      Our presence in high growth markets throughout the Sunbelt, including California, Florida, Georgia, Nevada, North Carolina, South Carolina and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years, supports our internal growth strategy. We believe that our presence in these markets positions our company to experience growth at rates that are generally higher than the industry’s overall growth rate.

      While we believe that we are well positioned to continue to increase our revenue and operating income in the longer term, the economic slowdown has had a negative impact on certain aspects of our business. However, the aspects of our business that we believe are “recession resilient” have continued to perform well. These include our residential and commercial collection operations which are flat-rate businesses and are not subject to the volatility we experience in our industrial collection and disposal businesses. We continue to focus on enhancing stockholder value by implementing our financial, operating and growth strategies as described below.

Industry Overview

      Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $43.0 billion, of which approximately 59% is generated by publicly-owned waste companies, 28% is generated by privately-held waste companies, and 13% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly-owned companies’ total revenue. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and other local governmental authorities generate approximately 41% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation.

      The solid waste industry has experienced a period of rapid consolidation. During this time we were able to grow significantly through acquisitions. However, acquisitions in the industry have slowed considerably since late 1999. Despite this, we believe that the opportunity to grow through acquisitions still exists, albeit at a slower pace than experienced in previous years, as a result of the following factors:

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

Financial Strategy

      A key component of our financial strategy is our ability to generate free cash flow. Our definition of free cash flow, which is not a measure determined in accordance with generally accepted accounting standards, is cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. We believe that free cash flow provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment. It also demonstrates our ability to execute our financial strategy. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow.

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

      We have used and will continue to use our cash flow to maximize stockholder value as well as our return on investment. This includes the following:

•	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

•	Internal Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

•	Strategic Acquisitions. We have and will continue to pursue strategic acquisitions that augment our existing business platform.

•	Share Repurchase. If we are unable to identify opportunities that satisfy our growth strategy, we intend to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2003, we repurchased a total of 25.6 million shares, or approximately 14% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $484.3 million. In October 2003, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock, of which $190.7 million remained available at December 31, 2003. We believe that our share repurchase program will continue to enhance stockholder value.

•	Dividends. In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. We may consider increasing our quarterly cash dividend if we believe it will enhance stockholder value.

•	Minimize Borrowings. To the extent that the opportunities to enhance stockholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings. During 2004, we intend to repay $225.0 million in public notes using cash and proceeds from the liquidation of restricted marketable securities.

      Another key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us to secure favorable, long-term, fixed-rate financing that reduces our exposure to changing interest rates. This has also allowed us, and will continue to allow us, to readily access capital markets.

      For certain risks related to our financial strategy, see “Risk Factors.”

Operating Strategy

      We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy to accomplish this goal is to:

•	utilize the extensive industry knowledge and experience of our executive management,

•	utilize a decentralized management structure in overseeing day-to-day operations,

•	integrate waste operations,

•	improve operating margins through economies of scale, cost efficiencies and asset utilization,

•	achieve high levels of customer satisfaction, and

•	utilize systems to improve consistency in financial and operational performance.

      For certain risks related to our operating strategy, see “Risk Factors.”

•	Experienced Executive Management Team. We believe that we have one of the most experienced executive management teams in the solid waste industry.

James E. O’Connor, who has served as our Chief Executive Officer since December 1998, also became our Chairman in January 2003. He also worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has over 29 years of experience in the solid waste industry.

Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 23 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, including Vice President of the Mid-Atlantic Region from 1992 to 1999.

The other corporate officers with responsibility for our operations have an average of over 20 years of management experience in the solid waste industry. Our five regional vice presidents and our 24 area presidents have an average of 23 years of experience in the industry.

In addition, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 39 years of experience in the solid waste industry, including 11 years with Waste Management and 19 years with private waste collection companies.

•	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. In early 2001, we added a sales, maintenance and operations manager to each of our regional management teams, which previously consisted of a regional vice president and a regional controller. We believe that strengthening our regional management teams allows us to more effectively and efficiently drive our company’s initiatives and helps ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for regional and area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

•	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2003, approximately 54% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we may be able to reduce our disposal costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of

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

•	High Levels of Customer Satisfaction. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

•	Utilize Systems to Improve Consistency in Financial and Operational Reporting. We continue to focus on systems and training initiatives that complement our operating strategy. These initiatives include contact management, billing, productivity, maintenance and general ledger systems. These systems provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

      For certain risks related to our operating strategy, see “Risk Factors”.

Growth Strategy

      Our growth strategy focuses on increasing revenue, gaining market share and enhancing stockholder value through internal growth and acquisitions. It also focuses on securing price increases necessary to offset increased costs. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. For certain risks related to our growth strategy, see “Risk Factors.”

•	Internal Growth. Our internal growth strategy focuses on retaining existing customers and obtaining commercial, municipal and industrial customers through our well-managed sales and marketing activities.

Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in high-growth markets. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. For example, we have secured exclusive, long-term franchise agreements in high-growth markets such as Los Angeles, Orange and Contra Costa Counties in California, Las Vegas, Nevada, Arlington, Texas and many areas of Florida. We believe that this positions our company to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growth markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

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

•	Acquisition Growth. During the late 1990’s, the solid waste industry experienced a period of rapid consolidation. We were able to grow significantly through acquisitions during this period. However, the rate of consolidation in the industry has slowed considerably. Despite this, we continue to look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses on privately-held solid waste companies and municipal and other local governmental authorities. We believe that our ability to acquire privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately-held companies’ owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occur for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that may be divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

•	acquiring businesses that position our company for growth in existing and new markets,

•	acquiring well-managed companies and, when appropriate, retaining local management,

•	acquiring operations and facilities from municipalities that are privatizing and publicly-owned companies that are divesting of assets.

For certain risks involved with our acquisition growth strategy, see “Risk Factors — We may be unable to execute our acquisition growth strategy,” “— We may be unable to manage our growth effectively,” and “— Businesses we acquire may have undisclosed liabilities.”

Acquire Businesses Positioning the Company for Growth. In making acquisitions, we principally target high quality businesses that will allow our company to be, or provide our company favorable prospects of becoming, a leading provider of integrated solid waste services in markets with favorable demographic growth. Generally, we have acquired, and will continue to seek to acquire, solid waste collection, transfer and disposal companies that:

•	have strong operating margins,

•	are in growth markets,

•	are among the largest or have a significant presence in their local markets, and

•	have long-term contracts or franchises with municipalities and other customers.

Once we have a base of operations in a particular market, we focus on acquiring trucks and routes of smaller businesses that also operate in that market and surrounding markets, which are typically referred to as “tuck-in” acquisitions. We seek to consolidate the operations of such tuck-in businesses into our existing operations in that market. We also seek to acquire landfills, transfer stations and collection companies that operate in markets that we are already servicing in order to fully integrate our operations from collection to disposal. In addition, we have in the past and may continue in the future to exchange businesses with other solid waste companies if by doing so there is a net benefit to our business platform. These activities allow us to increase our revenue and market share, lower our cost of operations as a percentage of revenue, and consolidate duplicative facilities and functions to maximize cost efficiencies and economies of scale.

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

      Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 22 states through 142 collection companies. In 2003, 75% of our revenue was derived from collection services consisting of approximately 32% from services provided to municipal and residential customers, 38% from services provided to commercial customers and 30% from services provided to industrial and other customers.

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

      In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by such considerations as:

•	market factors,

•	collection frequency,

•	type of equipment furnished,

•	the type and volume or weight of the waste collected,

•	the distance to the disposal facility and

•	the cost of disposal.

      We rent waste containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year or longer. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

      We own or operate 93 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities.

      Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

      Disposal Services. As of December 31, 2003, we owned or operated 58 landfills, which had approximately 8,607 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.8 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand our sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See “— Properties.”

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

      Other Services. We have 35 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities primarily sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party facilities, thereby minimizing our recycling investment.

      We provide remediation and other heavy construction services primarily through our subsidiary located in Missouri. During 2002, our subsidiary was awarded a contract to assist on the Riverside Levy Project in Missouri. Revenue from this project, which is scheduled to be completed in 2004, is expected to be approximately $50.0 million of which approximately $41.0 million has already been recorded.

      We also have a Texas-based compost, mulch and soil business at which yard, mill and other waste is processed, packaged and sold as various products.

Sales and Marketing

      We seek to provide quality services that will enable our company to maintain high levels of customer satisfaction. We derive our business from a broad customer base which we believe will enable our company to experience stable growth. We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.

      We employ approximately 500 sales and marketing employees. Our sales and marketing strategy is to provide high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

      Most of our marketing activity is local in nature. However, in 2000 we initiated a national accounts program in response to our customers’ needs.

      We generally do not change the tradenames of the local businesses we acquire, and therefore we do not operate nationally under any one mark or tradename. Rather, we rely on the goodwill associated with the acquired companies’ local tradenames as used in each geographic market in which we operate.

Customers

      We provide services to commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the last three years.

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

(2) The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict, joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to the site and parties who arranged for the disposal of the hazardous substances at the site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent upon the existence or disposal of only “hazardous wastes” but can also be based upon the existence of small quantities of more than 700 “substances” characterized by the U.S. EPA as “hazardous,” many of which may be found in common household waste.

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

Liability under CERCLA is not dependent upon the intentional disposal of hazardous wastes or hazardous substances. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if our landfills have never knowingly received hazardous wastes as such, it is possible that one or more hazardous substances may have been deposited or “released” at our landfills or at other properties which we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business and financial condition. For a further discussion, see “— Liability Insurance and Bonding.”

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

      State Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are or have been under consideration by the U.S. Congress and the U.S. EPA, respectively.

      In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

      Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal, and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet, in all material respects, all applicable regulations. If underground storage tanks we own or operate leak, and the leakage migrates onto the property of others, we could be liable for response costs and other damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our business or financial condition.

      Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulated such matters. Various states have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from that involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional; however, states have also attempted to distinguish proposed laws from that involved in and implicated by that ruling. In response to these Supreme Court rulings, the U.S. Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

      We have established a reserve for landfill and environmental costs, which includes landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our reserves for such landfill and environmental expenditures are adequate. However, environmental laws may change, and there can be no assurance that our reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations or the identification of adverse environmental conditions previously unknown to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters” and “Risk Factors — Compliance with environmental regulation may impede our growth.”

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

      We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker’s compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and while we have, subject to limitations and exclusions, substantial liability insurance, no assurance can be given that we will not be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows.

      Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and actuarial estimates of claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may continue to experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

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

Employees

      As of December 31, 2003, we employed approximately 12,900 full-time employees, approximately 3,200 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

Compensation

      We believe that our compensation program effectively aligns our field and corporate management team with the company’s overall goal of generating increasing amounts of free cash flow while achieving targeted earnings and returns on invested capital. This is done by utilizing simple and measurable metrics on which incentive pay is based. At the field level, these metrics are based upon free cash flow, earnings and return on invested capital for each manager’s geographic area of responsibility. Great effort is taken to ensure that these individual goals agree to the overall goals of the company. Incentive compensation at the corporate level is based on the obtainment of our company’s overall goals. In addition, certain field and corporate employees also participate in a long-term incentive program. We believe this program aligns our company’s short- and long-term goals and helps ensure that the long-term success of our company is not sacrificed for the obtainment of short-term goals.

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

Availability of Reports and Other Information

      Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charter of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

Risk Factors

      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the “company,” “we,” “us” or “our” include Republic Services, Inc. and its subsidiaries.

      If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

We operate in a highly competitive industry and may be unable to compete effectively.

      We operate in a highly competitive business environment. Some of our competitors have significantly larger operations and may have significantly greater financial resources than we do. In addition, the solid waste industry is constantly changing as a result of consolidation which may create additional competitive pressures in our business environment.

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

      In each market in which we own or operate a landfill, we compete for solid waste volume on the basis of disposal or “tipping” fees, geographical location and quality of operations. Our ability to obtain solid waste volume for our landfills may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors.

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

      Our operations are dependent upon fuel, which we purchase in the open market on a daily basis. During 2003, we experienced an increase in the cost of fuel. A portion of this increase was passed on to our customers. To date in 2004, we have experienced an additional increase in the cost of fuel. However, because of the competitive nature of the waste industry, there can be no assurances that we will be able to pass on the recent or any future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase significantly in 2004. A significant increase in fuel costs could adversely affect our business.

We may be unable to execute our financial strategy.

      Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

      Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, to fund our internal growth, to acquire other solid waste businesses, repurchase shares of our common stock, pay dividends, minimize our borrowings and take other actions to enhance stockholder value. We cannot assure you that we will be successful in executing our new broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will continue to repurchase our common stock, or that we will be able to pay cash dividends or increase the amount of our dividends.

We may be unable to execute our acquisition growth strategy.

      Our ability to execute our growth strategy still depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified,

•	we will be able to acquire any of the candidates identified,

•	we will effectively consolidate companies which are acquired and fully or timely realize the expected cost savings, economies of scale or business efficiencies, or

•	any acquisitions will be profitable or accretive to our earnings.

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

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by us. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, income taxes and self-insurance.

      We cannot assure you that our reserves for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to us.

Changes in insurance markets may impact our financial results.

      Due to the variable condition of the insurance market, we have experienced, and may continue to experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

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

      Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens’ groups and local politicians, sometimes challenge these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory approval may prohibit us from establishing new facilities and expanding existing facilities.

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

      We have a revolving short-term credit facility in the principal amount of $300 million which expires in July 2004. We anticipate extending the maturity of this credit facility until July 2005. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.

The outcome of audits by the Internal Revenue Service may adversely affect our company.

      Through the date of our initial public offering in July 1998, we filed consolidated federal income tax returns with AutoNation. The Internal Revenue Service is auditing AutoNation’s consolidated tax returns for fiscal years 1997 through 1998. In accordance with the tax sharing agreement we have with AutoNation, we may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998 resulting from this audit. In addition, the Internal Revenue Service is auditing our consolidated tax returns for fiscal years 1998 through 2000. No assurance can be given with respect to the outcome of these audits or the effect they may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	PROPERTIES

      Our corporate headquarters are located in Ft. Lauderdale, Florida in leased premises. As of December 31, 2003, we operated approximately 5,600 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

      The following table provides certain information regarding the 58 landfills owned or operated by us as of December 31, 2003:

					Unused
			Total	Permitted	Permitted
Landfill Name	Location	Region	Acreage(2)	Acreage(3)	Acreage(4)

545 Landfill	Winter Garden, Florida	Southern	80	58	3
Apex	Clark County, Nevada	Western	2,285	1,233	1,051
Brent Run	Montrose, Michigan	Central	544	106	56
Broadhurst Landfill	Jesup, Georgia	Southern	900	105	60
C&T Regional	Linn, Texas	Southwestern	200	77	5
Carleton Farms	Detroit, Michigan	Central	640	388	231
Charter Waste	Abilene, Texas	Southwestern	396	300	268
Cedar Trail	Bartow, Florida	Southern	392	53	0
Chiquita Canyon	Valencia, California	Western	592	257	81
Countywide	East Sparta, Ohio	Eastern	816	258	170
Dozit Landfill	Morganfield, Kentucky	Central	231	47	23
East Carolina Landfill	Aulander, North Carolina	Southern	740	113	42
Elk Run	Onaway, Michigan	Central	99	40	29
Epperson Landfill	Williamstown, Kentucky	Central	899	100	40
Foothills Landfill(1)	Lenior, North Carolina	Southern	231	78	50
Forest Lawn	Three Oaks, Michigan	Central	261	165	15
Front Range	Denver, Colorado	Southwestern	602	195	15
Greenville	Greenville, South Carolina	Southern	21	7	4
Highway 78	Oconee, Georgia	Southern	385	118	108
Honeygo Run	Perry Hall, Maryland	Eastern	68	39	5
Kestrel Hawk	Racine, Wisconsin	Central	218	138	20
Laughlin(1)	Laughlin, Nevada	Western	40	40	0
Mallard Ridge	Delavan, Wisconsin	Central	659	42	2
Modern	York, Pennsylvania	Eastern	716	230	22
National Serv-All	Fort Wayne, Indiana	Central	563	204	12
Nine Mile Road	St. Augustine, Florida	Southern	354	57	28
North County	Houston, Texas	Southwestern	100	31	6
Northwest Tennessee	Union City, Tennessee	Central	600	120	72
Oak Grove	Winder, Georgia	Southern	324	72	10
Ohio County Balefill(1)	Beaver Dam, Kentucky	Central	908	178	121
Pepperhill	North Charleston, South Carolina	Southern	37	26	0
Pine Grove	Amanda, Ohio	Eastern	734	112	65
Pine Ridge	Griffin, Georgia	Southern	515	196	130
Potrero	Suisan, California	Western	1,400	190	82
Presidio(1)	Presidio, Texas	Southwestern	10	10	6
Republic/ Alpine(1)	Alpine, Texas	Southwestern	80	74	67
Republic/ CSC	Avalon, Texas	Southwestern	467	190	116
Republic/ Maloy	Campbell, Texas	Southwestern	455	195	117
San Angelo(1)	San Angelo, Texas	Southwestern	257	236	117
Savannah Regional	Savannah, Georgia	Southern	129	56	34
Seabreeze Landfill	Clute, Texas	Southwestern	896	386	240
Seagull	Avalon, California	Western	6	3	0
Southern Illinois Regional	DeSoto, Illinois	Central	349	95	0
Spring Grove	Charleston, South Carolina	Southern	246	174	139
Swiftcreek Landfill	Macon, Georgia	Southern	836	85	18
Tay-Ban	Birch Run, Michigan	Central	90	43	9
Tri-K Landfill	Stanford, Kentucky	Central	612	190	33
Union County	Cross Anchor, South Carolina	Southern	600	83	67
United Refuse	Fort Wayne, Indiana	Central	305	77	15
Upper Piedmont Environmental	Roxboro, North Carolina	Southern	614	70	39
Uwharrie Landfill(1)	Mt. Gilead, North Carolina	Southern	466	118	56
Valley View Landfill	Sulphur, Kentucky	Central	894	121	16
Vasco Road	Livermore, California	Western	548	246	89
Victory Environmental	Terre Haute, Indiana	Central	1,013	303	133
Wabash Valley	Wabash, Indiana	Central	390	137	73
West Contra Costa County	Contra Costa, California	Western	350	188	0
Whitefeather	Pinconning, Michigan	Central	639	57	26
Worthington	Worthington, Indiana	Central	420	97	28

Total			28,222	8,607	4,264

(1)	Operated but not owned by us.
(2)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other contiguous land owned by our company.
(3)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(4)	Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

      Our common stock began trading on the New York Stock Exchange on July 1, 1998.

      The following table sets forth the range of the high and low sales prices of our common stock for the periods indicated:

	High	Low

2003
First Quarter	$21.29	$18.25
Second Quarter	24.41	19.50
Third Quarter	24.75	21.77
Fourth Quarter	26.09	22.15

2002
First Quarter	$20.00	$16.45
Second Quarter	21.77	18.60
Third Quarter	21.15	16.26
Fourth Quarter	22.26	18.76

      On March 5, 2004 the last reported sales price of our common stock was $26.77.

      There were approximately 88 record holders of our common stock at March 5, 2004.

      In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. In October 2003, we paid a dividend of $9.6 million to shareholders of record as of September 30, 2003. As of December 31, 2003, we recorded a dividend payable of approximately $9.4 million to shareholders of record at the close of business on January 2, 2004 which has been paid. In January 2004, our board of directors declared a regular quarterly dividend of $.06 per share for shareholders of record on April 1, 2004.

      During 2000 through 2003, our board of directors authorized the repurchase of up to $675.0 million of our common stock. As of December 31, 2003, we paid $484.3 million to repurchase approximately 25.6 million shares of our stock, of which approximately 8.4 million shares were acquired during 2003 for $184.2 million. As of December 31, 2003, we had $190.7 million remaining under our share repurchase authorizations.

      As of December 31, 2003, we have the ability under our loan covenants to pay dividends and repurchase our common stock in the aggregate amount of up to $124.4 million, plus 50% of future net income.

      The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA (in millions, except per share data)

      The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected statement of income data and the other operating data for 2000 and 1999 and the selected balance sheet data at December 31, 2001, 2000 and 1999 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2003 presentation. See Notes 1, 4 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders’ equity and their effect on comparability of year-to-year data.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statement of Income Data:
Revenue	$2,517.8	$2,365.1	$2,257.5	$2,103.3	$1,869.3
Expenses:
Cost of operations	1,605.4	1,472.9	1,422.5	1,271.3	1,131.9
Depreciation, amortization and depletion	239.1	199.6	215.4	197.4	163.2
Accretion	12.7	—	—	—	—
Selling, general and administrative	247.9	238.7	236.5	193.9	176.7
Other charges (income)	—	(5.6)	99.6	6.7	6.9

Operating income	412.7	459.5	283.5	434.0	390.6
Interest expense	(78.0)	(77.0)	(80.1)	(81.6)	(64.2)
Interest income	9.5	4.3	4.4	1.7	3.5
Other income (expense), net	3.2	(.3)	1.5	2.3	(3.4)

Income before income taxes	347.4	386.5	209.3	356.4	326.5
Provision for income taxes	132.0	146.9	83.8	135.4	125.7

Income before cumulative effect of changes in accounting principles	215.4	239.6	125.5	221.0	200.8
Cumulative effect of changes in accounting principles	(37.8)	—	—	—	—

Net income	$177.6	$239.6	$125.5	$221.0	$200.8

Basic earnings per share:
Before cumulative effect of changes in accounting principles	$1.34	$1.45	$.74	$1.26	$1.14
Cumulative effect of changes in accounting principles	(.23)	—	—	—	—

Basic earnings per share	$1.11	$1.45	$.74	$1.26	$1.14

Weighted average common shares outstanding	160.3	165.4	170.1	175.0	175.7

Diluted earnings per share:
Before cumulative effect of changes in accounting principles	$1.33	$1.44	$.73	$1.26	$1.14
Cumulative effect of changes in accounting principles	(.23)	—	—	—	—

Diluted earnings per share	$1.10	$1.44	$.73	$1.26	$1.14

Weighted average common and common equivalent shares outstanding	162.1	166.7	171.1	175.0	175.7

Cash dividend per share	$.12	$—	$—	$—	$—

	Years Ended December 31,

	2003	2002	2001	2000	1999

Other Operating Data:
Cash flows from operating activities	$600.5	$569.7	$459.2	$461.8	$323.8
Capital expenditures(a)	273.2	258.6	249.3	208.0	294.5
Proceeds from the sale of property and equipment	9.1	14.6	8.7	12.6	4.9

	Years Ended December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and cash equivalents	$119.2	$141.5	$16.1	$2.0	$13.1
Restricted cash and marketable securities	397.4	175.0	142.3	84.3	10.3
Total assets	4,554.1	4,209.1	3,856.3	3,561.5	3,288.3
Total debt	1,520.3	1,442.1	1,367.7	1,256.7	1,209.3
Total stockholders’ equity	1,904.5	1,881.1	1,755.9	1,674.9	1,502.7

(a)	During 2002, we also paid $72.6 million to purchase equipment originally placed into service pursuant to an operating lease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.

Overview of Our Business

      We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 142 collection companies in 22 states. We also own or operate 93 transfer stations, 58 solid waste landfills and 35 recycling facilities.

      We generate revenue primarily from our solid waste collection operations, and our remaining revenue is from landfill disposal services and other services, including recycling and compost, mulch and soil operations.

      The following table reflects our total revenue by source for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003		2002		2001

Collection:
Residential	$601.2	23.9%	$530.7	22.4%	$479.7	21.2%
Commercial	706.0	28.0	696.7	29.5	686.0	30.4
Industrial	523.0	20.8	501.6	21.2	509.6	22.6
Other	50.9	2.0	50.8	2.1	47.5	2.1

Total collection	1,881.1	74.7	1,779.8	75.2	1,722.8	76.3

Transfer and disposal	967.5		854.1		780.8
Less: Intercompany	(493.7)		(428.5)		(405.0)

Transfer and disposal, net	473.8	18.8	425.6	18.0	375.8	16.7
Other	162.9	6.5	159.7	6.8	158.9	7.0

Total revenue	$2,517.8	100.0%	$2,365.1	100.0%	$2,257.5	100.0%

      Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection operations to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the last three years.

      The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 2003, approximately 54% of the total volume of waste we collected was disposed of at landfills we own or operate.

      Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.

      Cost and airspace estimates are developed annually by engineers. These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes in design and changes due to the addition of airspace lying in expansion areas that we believe has a probable likelihood of being permitted.

      Our operations are managed and reviewed through five regions which we designate as our reportable segments. From 2002 to 2003, operating income increased in our Central, Southwestern and Western regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Eastern and Southern regions, increased revenue was offset by negative local economic conditions and an increase in costs associated with the long-haul transport of waste by third-party vendors.

2003 Financial Objectives

      In January 2003, we publicly announced our objectives for the year. These objectives included the following:

•	Generating free cash flow equal to 90% of net income.

•	Growing revenue by 2.0% to 3.0%, with 1.0% to 1.5% from price increases and 1.0% to 1.5% from volume growth.

•	Generating earnings per share before cumulative effect of changes in accounting principles of $1.46 to $1.48.

•	Using free cash flow to enhance shareholder value by completing strategic acquisitions and repurchasing up to $150.0 million of our stock.

2003 Business Performance

      Despite a weak economy and a significant increase in insurance expense, we were able to exceed our free cash flow, internal growth and share repurchase objectives during 2003.

      The economic slowdown which began in 2001 continued to negatively impact the portion of our business servicing the manufacturing sector and non-residential construction activity during 2003.

      Despite the weakness we experienced in the aspects of our business noted above, our internal growth from core operations for 2003 was 3.9% with 1.8% from price increases and 2.1% from volume growth. During 2003, we continued to benefit from several long-term franchise and municipal contracts that were secured during 2002. In addition, our geographic mix of business, which is concentrated in high growth markets, positively impacted our operating results. As a result, during 2003 we were able to exceed the internal growth objectives we established at the beginning of the year.

      During 2003 our operating margins were negatively impacted by increased costs for self-insurance expense. This increase in self-insurance expense relates to existing claims and is attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our current policy year, based on recent actuarial claims experience, expected claims development and medical cost inflation. In addition to the economic slowdown and increased costs for self-insurance, during 2003 our operating margins were also negatively impacted by increased fuel costs, increased depreciation expense primarily associated with capital additions, increased state landfill taxes and increased revenue from municipal contracts and transfer stations which have lower margins than our other lines of business.

      This decrease in operating margins was partially offset by a decrease in costs associated with the termination of our operating lease facility and a decrease in selling, general and administrative expense as a percent of revenue. During 2001, we began a number of initiatives designed to increase efficiencies and reduce costs including the implementation of a number of management information systems such as route optimization, customer relationship tracking and equipment maintenance software. We continued to realize benefits from these initiatives in 2003.

      Notwithstanding the impact of the economic slowdown and the increase in self-insurance and other expenses, our earnings per share before cumulative effect of changes in accounting principles for the year ended December 31, 2003 was $1.33. However we were able to generate free cash flow of $336.4 million (consisting of cash provided by operating activities of $600.5 million, less purchases of property and equipment of $273.2 million, plus proceeds from the sale of property and equipment of $9.1 million) which substantially exceeded our objective.

      During October 2003, our board of directors increased our previously authorized share repurchase program from $150.0 million to $175.0 million and also authorized an additional $200.0 million share repurchase program. We used our free cash flow during 2003 to repurchase 8.4 million shares of our common stock for $184.2 million. Also during July 2003, our board of directors initiated a quarterly dividend of $.06 per share.

2004 Financial Objectives

      Our financial objectives for 2004 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter 2003. Specific guidance is as follows:

•	We expect to generate free cash flow of approximately $340 million.

•	We anticipate using our free cash flow to repurchase shares of our common stock under our $200.0 million share repurchase program approved by our board of directors in October 2003 and to continue to pay quarterly cash dividends.

•	We anticipate earnings per share of $1.50 to $1.55 per share.

•	We expect internal growth from core operations to be 3%, with approximately 2% attributable to price increases and 1% attributable to volume growth.

Business Initiatives

      Our business initiatives for 2004 are generally a continuation of those initiated in the prior two years and are dependent on standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our new systems is essential to the overall success of our initiatives. Our business initiatives for 2004 are as follows:

•	Pricing initiatives. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. The purpose of this initiative is to recover increasing costs. We began to realize the benefit of this initiative during the fourth quarter of 2003 and our anticipated internal revenue growth in 2004 includes the benefit we expect to realize from this initiative during the next year.

•	Improve the quality of our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we implemented the second generation of this software which we call RSI 1.0. RSI 1.0, our company’s core business system, provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis.

We currently monitor our return on investment by market place and are in the process of instituting a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

During 2001, we also implemented a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. Our focus during 2004 will be to continue to ensure our sales force is properly trained on this system and using it as intended.

•	Improve the productivity of our operations. We use a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2004, we will continue to update our disposal optimization reviews. These reviews determine which local disposal option maximizes our return on invested capital and cash flow.

•	Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and parts procurement system. During 2003, we implemented Dossier at all of our significant hauling and landfill operations. Among other features, this system tracks parts inventories, generates automatic quantity order points and logs all maintenance work. It allows us to capture and review information to ensure our preventive maintenance programs comply with manufacturers’ warranties and governmental regulations. In addition, the purchase order module within this system allows us to cross-reference purchasing information with our inventory.

•	Enhance operational and financial reporting systems. We have several initiatives aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

The most significant of these systems is our enterprise-wide general ledger package. We successfully converted all of our locations to Lawson general ledger software in 2002 and in 2003 successfully converted all of our locations to Lawson fixed asset software.

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

•	Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of increasing insurance costs, we expanded our safety training programs in 2002. We have signed a multi-year agreement with DuPont Safety Resources to assist in successfully completing this initiative.

Critical Accounting Policies and Disclosures

      Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial condition, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Landfill Accounting:
Life Cycle Accounting	We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.	Cost and airspace estimates are developed annually by engineers. Changes in these estimates could significantly affect our amortization, depletion, and accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill, Environmental and Legal Costs in the Consolidated Financial Statements.
Probable Expansion Airspace	We include in our calculation of total available airspace expansion areas that we believe have a probable likelihood that the expansion area will ultimately be permitted.	We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying each of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion, final capping, closure and post-closure expense could change significantly.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill, Environmental and Legal Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Final Capping, Closure and Post-Closure	Prior to January 1, 2003, costs for final closure of our landfills and costs for providing required post-closure monitoring and maintenance were charged to cost of operations based upon consumed airspace using the units-of- consumption method. These costs were not inflated or discounted to the present value of total estimated costs. On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill life. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and the company’s credit-adjusted, risk-free rate.	Total future costs for capping, closure and post- closure are developed annually by engineers. Changes in these estimates could affect our expenses relating to final capping, closure and post- closure.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters and — Selected Balance Sheet Accounts.

Note 3, Accrued Landfill, Environmental and Legal Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Self-Insurance:
Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Self-insurance accruals are based on claims reported and actuarial estimates of claims incurred but not reported.	Estimates of claims development and claims incurred but not reported are developed actuarially. If actual claims experience or development is significantly different than our estimates, our self-insurance expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 12, Commitments and Contingencies in the Consolidated Financial Statements.
Property and Equipment:
Expenditures for Improvements, Repairs and Maintenance	Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are expensed when incurred.	Whether certain expenditures improve an asset or lengthen its useful life is subject to our judgment. Accordingly, the actual useful lives of our assets could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Useful Lives	Property and equipment are recorded at cost. Depreciation and amortization expense is provided over the estimated useful lives of the applicable assets using the straight-line method. The estimated useful lives are seven to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, three to fifteen years for all other equipment, and five to twelve years for furniture and fixtures.	Our estimates regarding the useful lives of our depreciable assets are based on our judgment. Accordingly, actual useful lives could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Capitalized Interest	We capitalize interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.”	Capitalizing too little or too much interest expense could lead to a misstatement of interest expense in the statement of income. In order to minimize this risk, construction projects must meet the following criteria before interest is capitalized:
1. Total construction costs are $50,000 or greater,
2. the construction phase is one month or longer, and
3. the assets have a useful life of one year or longer.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue and Accounts Receivable:
Revenue consists primarily of collection fees from various customer types and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue. Revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10.0% of our consolidated revenue or of our reportable segment revenue in any of the past three years. Reserves for accounts receivable are provided when a receivable is believed to be uncollectible or generally when a receivable is in excess of 90 days old.	Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of judgment. If our judgment and estimates concerning the adequacy of our reserve for accounts receivable is incorrect, bad debt expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Derivatives:
From time to time, we use derivatives to limit our exposure to fluctuations in interest rates and diesel fuel prices. These derivatives have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”	The hedging relationships we have entered into are expected to be either 100% effective or highly effective and have been determined to meet the criteria for hedge accounting. If, in the future, these relationships are no longer expected to be 100% or highly effective, or if they no longer meet the criteria for hedge accounting, our results of operations could change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and — Fuel Hedge.

Note 5, Debt and Note 11, Fuel Hedge in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Long-Lived Asset Impairments:
Long-lived assets consist primarily of property, equipment, goodwill and other intangible assets. We periodically evaluate whether events and circumstances have occurred (as further described in Note 2 of the Consolidated Financial Statements) that may warrant revision of the estimated useful life of long-lived assets or whether the remaining balance of these assets should be evaluated for possible impairment. We use an estimate of the undiscounted cash flow over the remaining life of the assets in assessing their recoverability. In addition, goodwill is tested for impairment on an annual basis or more frequently if indicators of impairment arise. In testing for impairment, we estimate the fair value of each operating segment of our business and compare the fair values with the carrying values. If the fair value of an operating segment is greater than its carrying value, then no impairment results. We measure impairment loss as the amount by which the carrying amount of the asset or operating segment exceeds its fair value.	Our estimates of future cash flows and fair values are based on our judgment. Accordingly, we could designate certain assets as impaired that are not and fail to identify certain impaired assets.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies and Note 4, Business Combinations in the Consolidated Financial Statements.

Business Combinations

      We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

      We acquired various solid waste businesses during the years ended December 31, 2003, 2002 and 2001. The aggregate purchase prices we paid for these transactions was $51.5 million, $55.8 million and $287.7 million, respectively. The aggregate purchase price paid for businesses acquired during 2001, less cash and restricted cash acquired plus debt assumed, was $247.5 million.

      Cost in excess of fair value of net assets acquired for 2003 acquisitions totaled approximately $21.2 million. As of December 31, 2003 we had intangible assets, net of accumulated amortization, of $1,583.1 million, which consist primarily of the cost in excess of fair value of net assets acquired.

      During 2003, $27.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. As of December 31, 2003, we had $690.6 million of landfill development costs net of accumulated depletion and amortization which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. When a landfill is acquired as part of a group of assets, purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other non-depletable landfill assets and liabilities acquired (primarily final capping, closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace which includes probable expansion airspace where appropriate.

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

Consolidated Results of Operations

Years Ended December 31, 2003, 2002 and 2001

      Our income before cumulative effect of changes in accounting principles was $215.4 million for the year ended December 31, 2003, as compared to $239.6 million in 2002 and $125.5 million in 2001. Net income for the year ended December 31, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles. Our operating results for the years ended December 31, 2002 and 2001 include other charges (income) described below.

      The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 2001 through 2003:

	2003		2002		2001

	$	%	$	%	$	%

Revenue	$2,517.8	100.0%	$2,365.1	100.0%	$2,257.5	100.0%
Cost of operations	1,605.4	63.8	1,472.9	62.3	1,422.5	63.0
Depreciation, amortization and depletion of property and equipment	233.8	9.3	193.5	8.2	168.3	7.4
Amortization of intangible assets	5.3	.2	6.1	.2	47.1	2.1
Accretion	12.7	.5	—	—	—	—
Selling, general and administrative expenses	247.9	9.8	238.7	10.1	236.5	10.5
Other charges (income)	—	—	(5.6)	(.2)	99.6	4.4

Operating income	$412.7	16.4%	$459.5	19.4%	$283.5	12.6%

      Revenue. Revenue was $2,517.8 million, $2,365.1 million and $2,257.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Revenue increased by $152.7 million, or 6.5%, from 2002 to 2003. Revenue increased by $107.6 million, or 4.8%, from 2001 to 2002. The following table reflects the components of our revenue growth for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Core price	1.8%	1.4%	1.9%
Fuel surcharges	.2	—	—
Recycling commodities	.1	.4	(1.1)

Total price	2.1	1.8	.8

Core volume	2.1	1.6	1.5
Non-core volume	—	.4	.8

Total volume	2.1	2.0	2.3

Total internal growth	4.2	3.8	3.1
Acquisitions	1.8	.8	4.2
Taxes(a)	.5	.2	—

Total revenue growth	6.5%	4.8%	7.3%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

•	2003: We experienced moderate growth in revenue due to core pricing during the first three quarters of 2003. During the fourth quarter of 2003 our revenue growth from core pricing increased due to our broad-based pricing initiative. We anticipate that we will continue to realize the benefit from this pricing initiative during 2004.

During 2003, the economic slowdown which began during 2001 continued to negatively impact our business. However, during 2003, our revenue growth from core volume continued to be positively impacted by long-term franchise and municipal contracts that were secured during 2002. As we entered into fewer new franchise and municipal contracts during 2003 versus 2002, we anticipate that we will experience less revenue growth from core volume in 2004.

•	2002: The economic slowdown which began in 2001 continued to negatively impact the portion of our business servicing the manufacturing sector and non-residential construction industry during 2002. Volumes attributable to manufacturing and construction activity continued to weaken during 2002.

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

•	2001: During the first and second quarters of 2001, our revenue was negatively impacted by weakness in recycling commodity prices. In addition, during the second quarter of 2001, we began to see a slowdown in revenue from the manufacturing sector, particularly in the Midwestern and Mid-Atlantic states.

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

•	2004 Outlook: We anticipate internal growth from core operations to be 3% during 2004 assuming no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2003. However, our price and volume growth may remain flat or may decline in 2004 depending upon economic conditions and our success in implementing our pricing initiative.

      Cost of Operations. Cost of operations was $1,605.4 million, $1,472.9 million and $1,422.5 million, or, as a percentage of revenue, 63.8%, 62.3% and 63.0%, for the years ended December 31, 2003, 2002 and 2001, respectively.

      The increase in aggregate dollars in all periods presented is primarily a result of the expansion of our operations through acquisitions and internal growth.

      The increase in cost of operations as a percentage of revenue from 2002 to 2003 is primarily attributable to self-insurance expense. This increase in self-insurance expense relates to existing claims and is attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our current policy year, based on recent actuarial claims experience, expected claims development and medical cost inflation. The increase in cost of operations as a percentage of revenue is also due to increased fuel prices, an increase in waste taxes levied on landfill volumes in certain states, an increase in revenue generated by lines of business that produce lower operating margins and an increase in the long-haul transport of waste by third-party vendors. These increases in costs were partially offset by the elimination of closure and post-closure expense as a component of cost of operations in accordance with SFAS 143 and the termination of our operating lease facility.

      During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $24.2 million was recorded to cost of operations which relates primarily to the downsizing of our compost, mulch and soil business and related inventory adjustments and an increase in self-insurance reserves.

      Excluding the impact of this charge, cost of operations for 2001 was $1,398.3 million, or 61.9% as a percent of revenue. The increase in adjusted cost of operations as a percentage of revenue from 2001 to 2002 is primarily the result of the economic slowdown, higher costs for self-insurance, and increased revenue from municipal contracts and transfer stations which have higher operating costs. These increases in cost of operations were partially offset by improved operating efficiencies, higher recycling commodity prices, lower fuel costs and the termination of our operating lease facility.

      To date in 2004, we have experienced a significant increase in fuel prices. We believe that cost of operations as a percentage of revenue may continue to remain high depending upon the cost of fuel, health insurance, risk insurance and other key components of our cost structure and the severity and duration of the economic slowdown.

      Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $233.8 million, $193.5 million and $168.3 million, or, as a percentage of revenue, 9.3%, 8.2% and 7.4%, for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in aggregate dollars and as a percentage of revenue from 2002 to 2003 is primarily due to an increase in landfill amortization associated with the adoption of SFAS 143. The remaining increase from 2002 to 2003 and the increase in aggregate dollars and as a percentage of revenue from 2001 to 2002 is due to increased depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease.

      Amortization of Intangible Assets. Intangible assets consist primarily of cost in excess of fair value of net assets acquired, but also includes values assigned to long-term contracts, covenants not to compete and customer relationships. Expenses for amortization of intangible assets were $5.3 million, $6.1 million and $47.1 million, or, as a percentage of revenue, .2%, .2% and 2.1%, for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in aggregate dollars and as a percent of revenue from 2001 to 2002 is due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 under which most of our intangible assets are no longer subject to amortization.

      Accretion Expense. Accretion expense was $12.7 million or, as a percentage of revenue, .5%, for the year ended December 31, 2003 versus $0 for 2002 and 2001. Accretion expense resulted from the adoption of SFAS 143 as of January 1, 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $247.9 million, $238.7 million and $236.5 million, or, as a percentage of revenue, 9.8%, 10.1% and 10.5%, for the years ended December 31, 2003, 2002 and 2001, respectively. The increases in aggregate dollars are primarily a result of the expansion of our operations through acquisitions and internal growth. The decrease as a percentage of revenue from 2002 to 2003 is primarily due to leveraging our existing overhead structure over an expanding revenue base.

      During the fourth quarter of 2001, we recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis. Of this pre-tax amount, $8.2 million was recorded to selling, general and administrative expenses. Excluding the impact of this charge, selling, general and administrative expenses for 2001 were $228.3 million, or 10.1% as a percent of revenue, which is consistent with 2002.

      We believe that selling, general and administrative expenses in the range of 10% of revenue are appropriate for 2004 given our business platform.

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

      Operating Income. Operating income was $412.7 million, $459.5 million and $283.5 million, or, as a percentage of revenue, 16.4%, 19.4% and 12.6%, for the years ended December 31, 2003, 2002 and 2001, respectively. Excluding the impact of the other charges (income) we recorded in the fourth quarters of 2002 and 2001, our operating income was $453.9 million, or 19.2%, and $415.5 million, or 18.4%, for the years ended December 31, 2002 and 2001, respectively.

      Interest Expense. We incurred interest expense on our revolving credit facility, unsecured notes and tax-exempt bonds. Interest expense was $78.0 million, $77.0 million and $80.1 million for the years ended

December 31, 2003, 2002 and 2001, respectively. The increase in interest expense from 2002 to 2003 is due to higher debt balances resulting from additional tax-exempt financings partially offset by lower interest rates. The decrease in interest expense from 2001 to 2002 is due to a general market decrease in interest rates and an increase in tax-exempt financings, which generally bear interest at lower rates than our unsecured notes. The decrease in interest expense is also due to interest rate swap agreements that we entered into during 2001 and 2002.

      Capitalized interest was $3.3 million, $2.5 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $12.7 million, $4.0 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The variances during the periods are primarily due to fluctuations in cash and restricted cash balances and net gains on the disposition of assets during 2003 and 2001.

      Income Taxes. Our provision for income taxes was $132.0 million, $146.9 million and $83.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our effective income tax rate was 38.0%, 38.0% and 40.0% for the years ended December 31, 2003, 2002 and 2001, respectively. Our effective tax rate for 2001 included certain non-tax-deductible items related to the charge we recorded during the fourth quarter of 2001. Excluding the impact of this charge, our effective tax rate for 2001 was 38.0%.

      Cumulative Effect of Changes in Accounting Principles. During the first quarter of 2003, we adopted SFAS 143. SFAS 143 required us to change the methodology we used to record final capping, closure and post-closure costs related to our landfills. As of January 1, 2003, we recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, we also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in account principle for our methane gas collection systems. This change in accounting for methane gas collection systems was prompted by a thorough evaluation of our landfill accounting policy in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

Landfill and Environmental Matters

      Among our most significant investments and most valuable assets are our landfills. The additional disclosures included in this section provide the users of our financial statements with a clearer understanding of our investment in our landfills and various accounting principles that are unique to landfill operations.

Available Airspace

      The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2001, 2002 and 2003:

	Balance as of	New	Landfills			Changes in	Changes	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Engineering	In	December 31,
	2000	Undertaken	of Divestitures	Granted	Consumed	Estimates	Design	2001

Permitted airspace:
Cubic yards (in millions)	1,355.1	—	7.5	.7	(32.5)	(1.8)	—	1,329.0
Number of sites	53		1		—			54
Expansion airspace:
Cubic yards (in millions)	299.4	34.7	(26.5)	—	—	.9	51.1	359.6
Number of sites	17	4	(1)	—				20

Total available airspace:
Cubic yards (in millions)	1,654.5	34.7	(19.0)	.7	(32.5)	(.9)	51.1	1,688.6

Number of sites	53		1	—				54

	Balance as of	New	Landfills			Changes in	Changes	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Engineering	In	December 31,
	2001	Undertaken	of Divestitures	Granted	Consumed	Estimates	Design	2002

Permitted airspace:
Cubic yards (in millions)	1,329.0	—	4.9	45.1	(34.6)	13.1	.4	1,357.9
Number of sites	54		1	1				56
Expansion airspace:
Cubic yards (in millions)	359.6	4.3	—	(35.7)	—	(2.1)	27.2	353.3
Number of sites	20	2	—	(2)				20

Total available airspace:
Cubic yards (in millions)	1,688.6	4.3	4.9	9.4	(34.6)	11.0	27.6	1,711.2

Number of sites	54		1	1				56

	Balance as of	New	Landfills			Changes in	Changes	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Engineering	In	December 31,
	2002	Undertaken	of Divestitures	Granted	Consumed	Estimates	Design	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	26.3	154.6	(39.3)	(.9)	—	1,498.6
Number of sites	56		2	—				58
Expansion airspace:
Cubic yards (in millions)	353.3	61.6	—	(154.1)	—	(3.5)	11.4	268.7
Number of sites	20	—	—	(5)				15

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	26.3	.5	(39.3)	(4.4)	11.4	1,767.3

Number of sites	56		2	—				58

      Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

      During 2001, total available airspace increased by 34.1 million cubic yards primarily due to new expansions undertaken and changes in design partially offset by consumption and divestitures. During 2002, total available airspace increased by 22.6 million cubic yards primarily due to the opening of a greenfield site in South Carolina, changes in engineering estimates and changes in design partially offset by consumption. During 2003, total available airspace increased by 56.1 million cubic yards due to new expansions undertaken, two landfills that were acquired during the year and changes in design partially offset by airspace consumption and changes in engineering estimates.

      As of December 31, 2003, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2003, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Accrued Landfill, Environmental and Legal Costs of the Notes to our Consolidated Financial Statements for further information.

      As of December 31, 2003, fifteen of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these fifteen landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

      As of December 31, 2003, four of our landfills that meet the criteria for including expansion airspace had obtained approval from local authorities and are proceeding into the state permitting process. Also, as of December 31, 2003, six of our fifteen landfills that meet the criteria for including expansion airspace had submitted permit applications to state authorities. The remaining five landfills that meet the criteria for including expansion airspace are in the process of obtaining approval from local authorities and have not identified any fatal flaws or impediments associated with the expansions at either the local or state level.

Final Capping, Closure and Post-Closure Costs

      As of January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement required us to change the methodology we used to record final capping, closure and post-closure costs. See Note 3, Accrued Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

      As of December 31, 2003, accrued final capping, closure and post-closure costs were $204.7 million. The current portion of these costs of $29.5 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $175.2 million is reflected in our Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

      The following tables reflect changes in our investment in landfills for the years ended December 31, 2001, 2002 and 2003 and the future expected investment as of December 31, 2003 (in millions):

				Landfills
	Balance as of			Acquired,	Transfers	Impaired	Additions	Balance as of
	December 31,	Capital		Net of	and	Asset	Charged to	December 31,
	2000	Additions	Retirements	Divestitures	Adjustments	Write-Down	Expense	2001

Non-depletable landfill land	$47.2	$5.1	$(.9)	$2.3	$(2.2)	$(1.0)	$—	$50.5
Landfill development costs	865.5	5.0	—	30.7	86.8	(29.2)	—	958.8
Construction in progress — landfill	46.6	58.4	—	(.4)	(87.0)	—	—	17.6
Accumulated depletion and amortization	(179.5)	—	—	3.9	.3	(.2)	(61.5)	(237.0)

Net investment in landfill land and development costs	$779.8	$68.5	$(.9)	$36.5	$(2.1)	$(30.4)	$(61.5)	$789.9

			Landfills
	Balance as of		Acquired,	Transfers	Additions	Balance as of
	December 31,	Capital	Net of	and	Charged to	December 31,
	2001	Additions	Divestitures	Adjustments	Expense	2002

Non-depletable landfill land	$50.5	$3.3	$—	$.2	$—	$54.0
Landfill development costs	958.8	18.1	5.1	44.3	—	1,026.3
Construction in progress — landfill	17.6	56.0	—	(41.3)	—	32.3
Accumulated depletion and amortization	(237.0)	—	—	.3	(67.4)	(304.1)

Net investment in landfill land and development costs	$789.9	$77.4	$5.1	$3.5	$(67.4)	$808.5

		Cumulative				Non-Cash
		Effect of		Landfills		Additions
	Balance as of	Changes in		Acquired,	Transfers	for Asset	Additions	Balance as of
	December 31,	Accounting	Capital	Net of	and	Retirement	Charged to	December 31,
	2002	Principles	Additions	Divestitures	Adjustments	Obligations	Expense	2003

Non-depletable landfill land	$54.0	$—	$.1	$.5	$(5.1)	$—	$—	$49.5
Landfill development costs	1,026.3	188.6	3.7	28.9	69.8	17.9	—	1,335.2
Construction in progress — landfill	32.3	—	78.7	—	(50.2)	—	—	60.8
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	.7	—	(92.8)	(644.6)

Net investment in landfill land and development costs	$808.5	$(59.8)	$82.5	$29.4	$15.2	$17.9	$(92.8)	$800.9

	Balance as of	Expected	Total
	December 31,	Future	Expected
	2003	Investment	Investment

Non-depletable landfill land	$49.5	$—	$49.5
Landfill development costs	1,335.2	1,542.2	2,877.4
Construction in progress — landfill	60.8	—	60.8
Accumulated depletion and amortization	(644.6)	—	(644.6)

Net investment in landfill land and development costs	$800.9	$1,542.2	$2,343.1

      The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion and amortization expense for the years ended December 31, 2003, 2002 and 2001. It also shows on a pro forma basis what our depletion, amortization and accretion expense would have been if SFAS 143 and the changes in accounting principles relating to our methane gas collection systems were effective on January 1, 2001:

				Pro Forma	Pro Forma
	2003	2002	2001	2002	2001

Number of landfills owned or operated	58	56	54	56	54
Net investment, excluding non-depletable land (in millions)	$751.4	$754.5	$739.4	$694.7	$679.6
Total estimated available disposal capacity (in millions of cubic yards)	1,767.3	1,711.2	1,688.6	1,711.2	1,688.6

Net investment per cubic yard	$.43	$.44	$.44	$.41	$.40

Landfill depletion and amortization expense (in millions)	$92.8	$67.4	$61.5	$86.9	$81.2
Accretion expense (in millions)	12.7	—	—	10.5	9.0
Closure and post-closure expense (in millions)	—	26.1	22.9	—	—

	105.5	93.5	84.4	97.4	90.2
Airspace consumed (in millions of cubic yards)	39.3	34.6	32.5	34.6	32.5

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$2.68	$2.70	$2.60	$2.82	$2.78

      During 2003, our weighted average compaction rate for converting cubic yards to tons was approximately 1,500 pounds per cubic yard.

      As of December 31, 2003, we expect to spend an estimated additional $1,542.2 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.30 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

      We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the years ended December 31, 2003, 2002 and 2001.

Financial Condition

      One of our key financial objectives is to maintain a simple, cost-effective and transparent capital structure.

      At December 31, 2003, we had $215.0 million of restricted cash deposits and $182.4 million of restricted marketable securities held as financial guarantees, including $104.6 million of restricted cash held for capital expenditures under certain debt facilities, and $40.5 million and $182.4 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income. We intend to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. We also intend to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

      In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long- and short-term portions of our credit facility respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed again in July 2003 and expires in July 2004. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of December 31, 2003, we had $326.3 million available under our credit facility.

      In May 1999, we sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bear interest at 6 5/8% per annum and mature in May 2004. The remaining $375.0 million bear interest at 7 1/8% per annum and mature in 2009. Interest on these notes is payable semi-annually in May and November. The $225.0 million and $375.0 million in notes were offered at a discount of $1.0 million and $.5 million, respectively. Proceeds from the notes were used to repay our revolving credit facility.

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

      In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade-rated financial institutions. The swap agreements have total notional values of $225.0 million and $105.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The swap agreements terminate in May 2004 and August 2011, respectively.

      At December 31, 2003, we had $463.2 million of tax-exempt bonds and other tax-exempt financings outstanding of which approximately $86.0 million were obtained during fiscal 2003. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 1.15% to 5.63% at December 31, 2003 and have maturities ranging from 2004 to 2033. As of December 31, 2003, we had $104.6 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

      We intend to repay the $225.0 million of public notes that mature in May 2004 using proceeds from the liquidation of our restricted marketable securities, our excess cash, proceeds from our revolving credit facility, or a combination thereof. In addition, we plan to extend the maturity of our revolving short-term credit facility prior to its expiration in July 2004 to July 2005. We believe that these actions would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.

Selected Balance Sheet Accounts

      The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the years ended December 31, 2001, 2002 and 2003 (in millions):

		Closure,
		Post-Closure
	Allowance for	and
	Doubtful Accounts	Remediation	Self-Insurance

Balance, December 31, 2000	$13.2	$167.6	$41.1
Additions charged to expense	22.8	22.9	130.2
Additions due to acquisitions, net of divestitures	1.5	69.3	—
Payments or usage	(18.5)	(20.3)	(113.7)

Balance, December 31, 2001	19.0	239.5	57.6
Current portion	19.0	21.1	38.4

Long-term portion	$—	$218.4	$19.2

		Closure,
		Post-Closure
	Allowance for	and
	Doubtful Accounts	Remediation	Self-Insurance

Balance, December 31, 2001	$19.0	$239.5	$57.6
Additions charged to expense	11.2	26.1	138.1
Additions due to acquisitions, net of divestitures	.2	5.0	—
Payments or usage	(11.4)	(14.8)	(120.7)

Balance, December 31, 2002	19.0	255.8	75.0
Current portion	19.0	22.1	33.9

Long-term portion	$—	$233.7	$41.1

		Final Capping,
		Closure
	Allowance for	and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0
Cumulative effect of change in accounting principle	—	(14.5)	—	—
Asset additions	—	17.9	—	—
Accretion	—	12.7	—	—
Other additions charged to expense	10.4	—	—	189.5
Additions due to acquisitions, net of divestitures	—	—	—	—
Payments or usage	(10.4)	(8.3)	(4.2)	(142.3)

Balance, December 31, 2003	19.0	204.7	54.7	122.2
Current portion	19.0	29.5	4.4	47.6

Long-term portion	$—	$175.2	$50.3	$74.6

      Our expense related to doubtful accounts as a percentage of revenue for 2001, 2002 and 2003 was 1.0%, .5% and ..4%, respectively.

      As of December 31, 2003, accounts receivable were $248.9 million, net of allowance for doubtful accounts of $19.0 million, resulting in days sales outstanding of 35 days, or 23 days net of deferred revenue. In addition, at December 31, 2003, our trade receivables in excess of 90 days old totaled $14.5 million, or 5.4% of gross receivables outstanding.

      Our expense for self-insurance as a percentage of revenue for 2001, 2002 and 2003 was 5.8%, 5.8% and 7.5%, respectively. The increase in self-insurance expense from 2002 to 2003 relates to existing claims and is attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our current policy year, based on recent actuarial claims experience, expected claims development and medical cost inflation.

Property and Equipment

      The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2001, 2002 and 2003 (in millions):

	Gross Property and Equipment

	Balance as of			Acquisitions,		Impaired	Balance as of
	December 31,	Capital		Net of	Transfers and	Asset	December 31,
	2000	Additions	Retirements	Divestitures	Adjustments	Write-Down	2001

Other land	$91.5	$1.3	$(1.6)	$5.4	$—	$(2.3)	$94.3
Non-depletable landfill land	47.2	5.1	(.9)	2.3	(2.2)	(1.0)	50.5
Landfill development costs	865.5	5.0	—	30.7	86.8	(29.2)	958.8
Vehicles and equipment	1,018.9	113.4	(31.0)	17.8	37.0	(2.9)	1,153.2
Buildings and improvements	227.1	9.1	(2.2)	7.6	15.3	(.5)	256.4
Construction in progress — landfill	46.6	58.4	—	(.4)	(87.0)	—	17.6
Construction in progress — other	18.0	57.0	—	—	(51.5)	—	23.5

Total	$2,314.8	$249.3	$(35.7)	$63.4	$(1.6)	$(35.9)	$2,554.3

	Accumulated Depreciation, Amortization and Depletion

	Balance as of	Additions				Impaired	Balance as of
	December 31,	Charged to			Transfers and	Asset	December 31,
	2000	Expense	Retirements	Divestitures	Adjustments	Write-Down	2001

Landfill development costs	$(179.5)	$(61.5)	$—	$3.9	$.3	$(.2)	$(237.0)
Vehicles and equipment	(428.9)	(98.2)	26.6	3.0	1.2	.6	(495.7)
Buildings and improvements	(38.6)	(8.6)	.6	—	—	(.1)	(46.7)

Total	$(647.0)	$(168.3)	$27.2	$6.9	$1.5	$.3	$(779.4)

	Gross Property and Equipment

	Balance as of			Acquisitions,		Balance as of
	December 31,	Capital		Net of	Transfers and	December 31,
	2001	Additions	Retirements	Divestitures	Adjustments	2002

Other land	$94.3	$5.1	$(2.5)	$(7.0)	$(.2)	$89.7
Non-depletable landfill land	50.5	3.3	—	—	.2	54.0
Landfill development costs	958.8	18.1	—	5.1	44.3	1,026.3
Vehicles and equipment	1,153.2	220.8	(47.8)	15.1	15.5	1,356.8
Buildings and improvements	256.4	12.6	(2.3)	(3.4)	7.6	270.9
Construction in progress — landfill	17.6	56.0	—	—	(41.3)	32.3
Construction in progress — other	23.5	15.3	—	—	(29.7)	9.1

Total	$2,554.3	$331.2	$(52.6)	$9.8	$(3.6)	$2,839.1

	Accumulated Depreciation, Amortization and Depletion

	Balance as of	Additions				Balance as of
	December 31,	Charged to			Transfers and	December 31,
	2001	Expense	Retirements	Divestitures	Adjustments	2002

Landfill development costs	$(237.0)	$(67.4)	$—	$—	$.3	$(304.1)
Vehicles and equipment	(495.7)	(116.5)	36.9	1.8	3.4	(570.1)
Buildings and improvements	(46.7)	(9.6)	1.2	.3	(.1)	(54.9)

Total	$(779.4)	$(193.5)	$38.1	$2.1	$3.6	$(929.1)

	Gross Property and Equipment

		Cumulative				Non-Cash
		Effect				Additions to
	Balance as of	of Changes in			Acquisitions,	Asset		Balance as of
	December 31,	Accounting	Capital		Net of	Retirement	Transfers and	December 31,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$6.4	$(1.7)	$—	$—	$—	$94.4
Non-depletable landfill land	54.0	—	.1	—	.5	—	(5.1)	49.5
Landfill development costs	1,026.3	188.6	3.7	—	28.9	17.9	69.8	1,335.2
Vehicles and equipment	1,356.8	—	163.4	(39.3)	10.7	—	(1.0)	1,490.6
Buildings and improvements	270.9	(11.7)	3.9	(2.8)	.9	—	6.2	267.4
Construction in progress — landfill	32.3	—	78.7	—	—	—	(50.2)	60.8
Construction in progress — other	9.1	—	17.0	—	—	—	(19.7)	6.4

Total	$2,839.1	$176.9	$273.2	$(43.8)	$41.0	$17.9	$—	$3,304.3

	Accumulated Depreciation, Amortization and Depletion

		Cumulative
		Effect
	Balance as of	of Changes in	Additions			Transfers	Balance as of
	December 31,	Accounting	Charged to			and	December 31,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(92.8)	$—	$—	$.7	$(644.6)
Vehicles and equipment	(570.1)	—	(131.6)	34.1	.4	.8	(666.4)
Buildings and improvements	(54.9)	3.0	(9.4)	.5	—	(1.5)	(62.3)

Total	$(929.1)	$(245.4)	$(233.8)	$34.6	$.4	$—	$(1,373.3)

      Capital additions for 2002 include $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.

Liquidity and Capital Resources

      The major components of changes in cash flows for the years ended December 31, 2003, 2002 and 2001 are discussed below.

      Cash Flows From Operating Activities. Cash flows provided by operating activities were $600.5 million, $569.7 million and $459.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The changes in cash provided by operating activities during the periods are due to the expansion of our business, deferred taxes and timing of receipts and payments from accounts receivable and accounts payable, respectively.

      In December 2003, we received written approval from the Internal Revenue Service to exclude probable expansion airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, our deferred income tax provision increased by approximately $82.0 million during 2003 and we recorded a tax receivable of approximately $48.0 million.

      We use cash flow from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

      Cash Flows Used In Investing Activities. Cash flows used in investing activities consist primarily of cash used for capital additions and business acquisitions. Cash used to acquire businesses, net of cash acquired, was $51.5 million, $55.8 million and $261.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. Capital additions were $273.2 million, $258.6 million and $249.3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      The increase in restricted marketable securities during 2003 consists of amounts transferred from unrestricted cash for financial guarantees. We intend to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. We also intend to use letters of credit to replace financial guarantees secured by marketable securities to be liquidated.

      We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

      Cash Flows From (Used In) Financing Activities. Cash flows provided by (used in) financing activities during the years ended December 31, 2003, 2002 and 2001 included commercial bank borrowings and repayments of debt in all three years, proceeds from our sale of unsecured notes in 2001, and proceeds from issuances of tax-exempt bonds in 2003, 2002 and 2001. In August 2001, we sold unsecured notes with a face value of $450.0 million at a discounted price of $447.4 million. Proceeds from the notes were used to repay our revolving credit facility.

      In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. In July 2002, we retired this facility using our excess cash.

      During 2000 through 2003, our board of directors authorized the repurchase of up to $675.0 million of our common stock. As of December 31, 2003, we paid $484.3 million to repurchase approximately 25.6 million shares of our stock, of which we paid $184.2 million during 2003 to repurchase approximately 8.4 million shares of our stock.

      In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. In October 2003, we paid a dividend of $9.6 million to shareholders of record as of September 30, 2003. As of December 31, 2003, we recorded a dividend payable of approximately $9.4 million to shareholders of record at the close of business on January 2, 2004 which has been paid. In January 2004, our board of directors declared a regular quarterly dividend of $.06 per share for shareholders of record on April 1, 2004.

      We used proceeds from our revolving credit facility, unsecured notes and tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt. We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Rating

      Our company has received investment grade credit ratings. As of December 31, 2003, our senior debt was rated, BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.

Operating Lease Facility

      In December 1999, we entered into a $100.0 million facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. In July 2002, we exercised our right to purchase the equipment underlying this facility by paying $72.6 million using our excess cash, which was the balance outstanding under the facility at that time.

Fuel Hedge

      During June 2001, we entered into option agreements for approximately 14.3 million gallons of heating oil. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These options expired in December 2002. In accordance with SFAS 133, $1.6 million and $(1.6) million, net of tax, representing the effective portion of the change in fair value during the periods have been recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) for the years ended December 31, 2002 and 2001, respectively. The ineffective portions of the changes in fair value of approximately $.1 million and $(.1) million for the years ended December 31, 2002 and 2001, respectively, have been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million and $.6 million for the years ended December 31, 2002 and 2001, respectively, related to these option agreements are included in cost of operations in our Consolidated Statements of Income.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2003:

			Maturities of Notes	Final Capping,		Amounts Due	Unconditional
	Operating	Capital	Payable and	Closure and		to Former	Purchase
Year Ending December 31,	Leases	Leases	Long-Term Debt	Post-Closure	Remediation	Owners	Commitments	Total

2004	$4.3	$—	$227.8	$29.5	$4.4	$6.1	$29.9	$302.0
2005	3.4	—	2.7	30.0	1.0	—	12.4	49.5
2006	3.0	—	2.5	19.8	1.0	—	11.6	37.9
2007	2.7	—	2.0	20.5	1.0	—	3.6	29.8
2008	1.7	—	1.3	24.9	1.0	—	2.7	31.6
Thereafter	7.2	25.0	1,257.5	783.9	46.3	—	17.0	2,136.9

Total	$22.3	$25.0	$1,493.8	$908.6	$54.7	$6.1	$77.2	$2,587.7

      Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimal number of tons at third party facilities.

      We do not have or engage in any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures About Market Risk

      The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. All items described below are non-trading.

	Expected Maturity Date

								Fair Value
								(Asset)/Liability
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

VARIABLE RATE DEBT:
Amount outstanding (in millions)	$.6	$.6	$.3	$—	$—	$343.9	$345.4	$345.4
Average interest rates	1.6%	1.6%	1.6%	—	—	2.01%	2.01%
INTEREST RATE SWAPS:
Amount outstanding (in millions)	$225.0	$—	$—	$—	$—	$105.0	$330.0	$(3.3)
Average interest rates	2.4%	—	—	—	—	2.4%	2.4%

      The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates.

Free Cash Flow

      We define free cash flow, which is not a measure determined in accordance with generally accepted accounting standards, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the years ended December 31, 2003, 2002 and 2001 is calculated as follows (in millions):

	2003	2002	2001

Cash provided by operating activities	$600.5	$569.7	$459.2
Purchases of property and equipment	(273.2)	(258.6)	(249.3)
Proceeds from the sale of property and equipment	9.1	14.6	8.7

Free cash flow	$336.4	$325.7	$218.6

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

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities.” FIN 46 introduces a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. In December 2003, the FASB revised the initial application and certain terms and exemptions in FIN 46. FIN 46 is currently effective for all variable interest entities created or modified after

January 31, 2003 and special purpose entities created on or before January 31, 2003. The interpretation is effective for all other variable interest entities beginning March 31, 2004.

      We have evaluated our organizational structure and have concluded that the portion of FIN 46 that is currently effective has no impact on our consolidated financial position, results of operations or cash flows. In addition, we do not expect the portion of FIN 46 that is effective on March 31, 2004 to have a material effect on our consolidated financial position, results of operations or cash flows.

      There are no other new accounting pronouncements that pertain to our company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Republic Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of the Company for the year ended December 31, 2001 listed in Item 15(a) of this Form 10-K were audited by other auditors who have ceased operations and whose report dated January 30, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments and disclosures described below and in Notes 1, 2 and 10.

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

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 of the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and changed its method of accounting for methane gas collection systems. As discussed in Note 2 of the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. The Company has made certain adjustments to and provided additional disclosures in the 2001 financial statements to conform with the current year’s presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

(i) As discussed in Note 1, the 2001 consolidated financial statements have been revised to include the pro forma disclosures required by the Company’s adoption of SFAS 143 and its change in method of accounting for methane gas collection systems. Our procedures with respect to the disclosures in Note 1 regarding 2001 included (a) agreeing the previously reported net income (in total and the related earnings per share amount) to the previously issued consolidated financial statements and agreeing the adjustments, which arose from the Company’s prior accounting policies, to the Company’s underlying records obtained from management, (b) agreeing the pro forma effect of applying SFAS 143 and changing the Company’s method of accounting for methane gas systems to analyses prepared by management and (c) testing the mathematical accuracy of the reconciliation of adjusted net income to previously reported net income and the related earnings per share amounts.

(ii) As described in Note 2, the 2001 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS 142, which the Company adopted as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income (in total and the related earnings per share amounts) to the previously issued consolidated financial statements and the adjustments to net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to previously reported net income and the related earnings per share amounts. Additionally, our procedures with respect to the disclosures in Note 2 regarding 2001 included (a) agreeing the cost basis and accumulated amortization of goodwill and other intangibles to the Company’s underlying records obtained from management, and (b) agreeing the total of goodwill and other intangible assets, net of accumulated amortization, to the 2001 consolidated balance sheet.

(iii) As described in Note 2, the 2001 consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which were adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 2 regarding 2001 included (a) agreeing the previously reported net income (in total and the related earnings per share amounts) to the previously issued consolidated financial statements, (b) agreeing the adjustments to reported net income representing pro forma compensation expense, net of any tax effect, related to those periods to the Company’s underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

(iv) In the table presented under “Stock Options” in Note 2, the Company changed the calculation of the pro forma weighted-average fair value of stock options granted in 2002. The amounts in the 2001 consolidated financial statements have been restated to conform to the 2003 and 2002 calculation of the pro forma weighted-average fair value of stock options granted. We audited the adjustments that were applied to restate the disclosures for the weighted-average fair value of stock options granted reflected in the 2001 consolidated financial statements. Our procedures included (a) agreeing the adjusted weighted-average fair value of stock options granted during the period to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the calculations of the weighted average fair value of stock options granted during the period.

(v) As described in Note 10, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. In addition, the Company provided additional disclosure, not provided in prior years, of consolidated revenue by source. We audited the 2001 disclosures for reportable segments included in Note 10 to conform to the 2003 and 2002 composition of reportable segments and the 2001 disclosure of revenue by source. Our procedures with regard to the disclosure of the 2001 reportable segments included (a) agreeing the amounts of segment gross operating revenue, intercompany operating revenue, net operating revenue, depreciation, amortization and depletion, other charges (income), operating income, capital expenditures and total assets to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliations of segment amounts to the 2001 consolidated financial statements, (c) agreeing the amount of charges included in 2001 operating income from Corporate Entities to the Company’s underlying records obtained from management, and (d) agreeing the 2001 balance of goodwill, net of accumulated amortization, for each reportable segment to the Company’s underlying records obtained from management. With regard to the disclosure of 2001 revenue by source, our procedures included (a) agreeing the amounts of 2001 revenue by source to the Company’s underlying records provided by management, (b) testing the mathematical accuracy of the 2001 revenue by source table, and (c) agreeing the total revenue for 2001 to the amount reported in the 2001 statement of income.

(vi) The Company changed its presentation of basic and diluted earnings per share in the accompanying 2001 consolidated statements of income to conform to the 2003 and 2002 presentation by separately disclosing the basic and diluted weighted average common shares outstanding and related basic and diluted earnings per share amounts. Our procedures with respect to the 2001 weighted average common shares outstanding and related basic and diluted earnings per share amounts included (a) agreeing the basic and diluted weighted average common shares outstanding to analyses prepared by management and (b) testing the mathematical accuracy of the computation of basic and diluted earnings per share from the corresponding reported net income and weighted average common shares outstanding amounts.

      In our opinion, the adjustments and disclosures described in (i), (ii), (iii), (iv), (v) and (vi) above are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida

February 3, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

     January 30, 2002.

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH REPUBLIC SERVICES, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K AND ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCLUSION OF THIS AUDIT REPORT IN THIS FORM 10-K.

REPUBLIC SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119.2	$141.5
Accounts receivable, less allowance for doubtful accounts of $19.0 at December 31, 2003 and 2002	248.9	238.6
Prepaid expenses and other current assets	182.1	63.0
Deferred tax assets	5.8	9.2

Total Current Assets	556.0	452.3
RESTRICTED CASH	215.0	175.0
RESTRICTED MARKETABLE SECURITIES	182.4	—
PROPERTY AND EQUIPMENT, NET	1,931.0	1,910.0
GOODWILL, NET	1,558.1	1,544.2
INTANGIBLE ASSETS, NET	25.0	25.7
OTHER ASSETS	86.6	101.9

	$4,554.1	$4,209.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$129.1	$123.5
Accrued liabilities	118.6	109.3
Deferred revenue	88.5	82.9
Notes payable and current maturities of long-term debt	231.1	2.8
Other current liabilities	104.7	73.7

Total Current Liabilities	672.0	392.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,289.2	1,439.3
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	225.5	234.7
DEFERRED INCOME TAXES	353.5	195.0
OTHER LIABILITIES	109.4	66.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 183,431,611 and 180,825,749 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,347.8	1,298.7
Retained earnings	1,039.3	880.7
Treasury stock, at cost (25,604,100 and 17,167,600 shares, respectively)	(484.3)	(300.1)
Accumulated other comprehensive loss, net of tax	(.1)	—

Total Stockholders’ Equity	1,904.5	1,881.1

	$4,554.1	$4,209.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except earnings per share data)

	Years Ended December 31,

	2003	2002	2001

REVENUE	$2,517.8	$2,365.1	$2,257.5
EXPENSES:
Cost of operations	1,605.4	1,472.9	1,422.5
Depreciation, amortization and depletion	239.1	199.6	215.4
Accretion	12.7	—	—
Selling, general and administrative	247.9	238.7	236.5
Other charges (income)	—	(5.6)	99.6

OPERATING INCOME	412.7	459.5	283.5
INTEREST EXPENSE	(78.0)	(77.0)	(80.1)
INTEREST INCOME	9.5	4.3	4.4
OTHER INCOME (EXPENSE), NET	3.2	(.3)	1.5

INCOME BEFORE INCOME TAXES	347.4	386.5	209.3
PROVISION FOR INCOME TAXES	132.0	146.9	83.8

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	215.4	239.6	125.5
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	(37.8)	—	—

NET INCOME	$177.6	$239.6	$125.5

BASIC EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.34	$1.45	$.74
Cumulative effect of changes in accounting principles, net of tax	(.23)	—	—

Basic earnings per share	$1.11	$1.45	$.74

Weighted average common shares outstanding	160.3	165.4	170.1

DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.33	$1.44	$.73
Cumulative effect of changes in accounting principles, net of tax	(0.23)	—	—

Diluted earnings per share	$1.10	$1.44	$.73

Weighted average common and common equivalent shares outstanding	162.1	166.7	171.1

CASH DIVIDENDS PER COMMON SHARE	$.12	$—	$—

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$215.4	$237.2	$122.0
Basic earnings per share	$1.34	$1.43	$.72
Diluted earnings per share	$1.33	$1.42	$.71

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock					Other	Comprehensive
			Additional			Comprehensive	Income
	Shares,	Par	Paid-In	Retained	Treasury	Income	(Loss)
	Net	Value	Capital	Earnings	Stock	(Loss)	For the Period

BALANCE AT DECEMBER 31, 2000	172.0	$1.8	$1,208.4	$515.6	$(50.9)	$—
Net income	—	—	—	125.5	—	—	$125.5
Issuances of common stock	3.2	—	56.3	—	—	—	—
Purchases of common stock for treasury	(5.6)	—	—	—	(99.2)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	(1.6)	(1.6)

Total comprehensive income	—	—	—	—	—	—	$123.9

BALANCE AT DECEMBER 31, 2001	169.6	1.8	1,264.7	641.1	(150.1)	(1.6)
Net income	—	—	—	239.6	—	—	$239.6
Issuances of common stock	2.0	—	34.0	—	—	—	—
Purchases of common stock for treasury	(8.0)	—	—	—	(150.0)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	1.6	1.6

Total comprehensive income	—	—	—	—	—	—	$241.2

BALANCE AT DECEMBER 31, 2002	163.6	1.8	1,298.7	880.7	(300.1)	—
Net income	—	—	—	177.6	—	—	$177.6
Cash dividends	—	—	—	(19.0)	—	—	—
Issuances of common stock	2.6	—	49.1	—	—	—	—
Purchases of common stock for treasury	(8.4)	—	—	—	(184.2)	—	—
Change in value of investments, net of tax	—	—	—	—	—	(.1)	(.1)

Total comprehensive income	—	—	—	—	—	—	$177.5

BALANCE AT DECEMBER 31, 2003	157.8	$1.8	$1,347.8	$1,039.3	$(484.3)	$(.1)

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,

	2003	2002	2001

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$177.6	$239.6	$125.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	141.0	126.1	106.8
Landfill depletion and amortization	92.8	67.4	61.5
Amortization of intangible and other assets	5.3	6.1	47.1
Accretion	12.7	—	—
Deferred tax provision (benefit)	178.9	73.1	(10.7)
Provision for doubtful accounts	10.4	11.2	17.2
Income tax benefit from stock option exercises	6.7	4.0	3.3
Other non-cash charges	(1.8)	(4.8)	132.3
Cumulative effect of changes in accounting principles, net of tax	37.8	—	—
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(21.8)	(13.6)	(3.8)
Prepaid expenses and other assets	(109.4)	(5.9)	(9.2)
Accounts payable and accrued liabilities	9.0	37.1	(29.8)
Other liabilities	61.3	29.4	19.0

	600.5	569.7	459.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(273.2)	(258.6)	(249.3)
Proceeds from sale of property and equipment	9.1	14.6	8.7
Cash used in business acquisitions, net of cash acquired	(51.5)	(55.8)	(261.2)
Cash proceeds from business dispositions	3.2	18.9	44.3
Amounts due to former owners	(17.6)	(2.7)	(28.1)
Restricted cash	(40.0)	(32.7)	3.8
Restricted marketable securities	(182.4)	—	—

	(552.4)	(316.3)	(481.8)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net payments on revolving credit facility	—	(30.0)	(489.0)
Proceeds from issuance of unsecured notes, net of discount	—	—	447.4
Proceeds from notes payable and long-term debt	86.3	96.9	131.1
Payments of notes payable and long-term debt	(2.6)	(2.2)	(6.6)
Purchase of equipment under operating lease	—	(72.6)	—
Issuances of common stock	49.1	29.9	53.0
Purchases of common stock for treasury	(184.2)	(150.0)	(99.2)
Dividends	(19.0)	—	—

	(70.4)	(128.0)	36.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22.3)	125.4	14.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	16.1	2.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119.2	$141.5	$16.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1.	BASIS OF PRESENTATION

      The accompanying Consolidated Financial Statements include the accounts of Republic Services, Inc. (a Delaware corporation) and its subsidiaries (the “Company”). The Company provides non-hazardous solid waste collection and disposal services in the United States. All intercompany transactions have been eliminated in consolidation.

      As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 required the Company to change the methodology it used to record final capping, closure and post-closure costs relating to its landfills. As of January 1, 2003, the Company recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, the Company also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in accounting principle for its methane gas collection systems. This change in accounting for methane gas collection systems was prompted by a thorough evaluation of the Company’s landfill accounting policies in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

      The following table summarizes the adjustments to net income and earnings per share for the years ended December 31, 2002 and 2001 as if SFAS 143 and the Company’s change in accounting principle relating to its methane gas collection systems were effective January 1, 2001:

	Years Ended December 31,

	2002		2001

	Net	Diluted Earnings	Net	Diluted Earnings
	Income	Per Share	Income	Per Share

Reported	$239.6	$1.44	$125.5	$.73
SFAS 143:
Reversal of closure and post-closure expense previously reported	16.2	.10	13.7	.08
Reversal of landfill purchase price amortization previously reported	.8	—	.7	—
Accretion expense	(6.5)	(.04)	(5.4)	(.03)
Landfill amortization	(10.9)	(.07)	(10.8)	(.06)

Total adjustments for SFAS 143	(.4)	(.01)	(1.8)	(.01)

Methane Gas Collection Systems:
Reversal of depreciation previously reported	.3	—	.3	—
Depletion expense	(2.3)	(.01)	(2.0)	(.01)

Total adjustment for methane gas collection systems	(2.0)	(.01)	(1.7)	(.01)

Adjusted	$237.2	$1.42	$122.0	$.71

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

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

      Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, income taxes and self-insurance.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

Prepaid Expenses and Other Current Assets

      A summary of prepaid expenses and other current assets is as follows:

	December 31,

	2003	2002

Inventory	$17.7	$16.6
Prepaid expenses	20.5	19.3
Other non-trade receivables	27.9	14.2
Income taxes receivable	87.6	10.4
Note receivable	23.0	—
Other assets	5.4	2.5

	$182.1	$63.0

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

      Landfills and landfill improvements are stated at cost and are amortized or depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 3, Accrued Landfill, Environmental and Legal Costs.)

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

      Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

average cost of indebtedness. Interest capitalized was $3.3 million, $2.5 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      A summary of property and equipment is as follows:

	December 31,

	2003	2002

Other land	$94.4	$89.7
Non-depletable landfill land	49.5	54.0
Landfill development costs	1,335.2	1,026.3
Vehicles and equipment	1,490.6	1,356.8
Buildings and improvements	267.4	270.9
Construction-in-progress — landfill	60.8	32.3
Construction-in-progress — other	6.4	9.1

	3,304.3	2,839.1

Less: Accumulated depreciation, depletion and amortization — Landfill development costs	(644.6)	(304.1)
Vehicles and equipment	(666.4)	(570.1)
Building and improvements	(62.3)	(54.9)

	(1,373.3)	(929.1)

Property and equipment, net	$1,931.0	$1,910.0

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

(All tables in millions, except per share data) — (Continued)

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

Intangible Assets

      Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. Other intangible assets include values assigned to long-term contracts, covenants not to compete and customer relationships and are amortized generally over periods ranging from 3 to 25 years.

      The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the years ended December 31, 2002 and 2003:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2001	$1,669.6	$49.2	$1,718.8
Acquisitions	42.5	.5	43.0
Other additions	—	.7	.7
Divestitures	(30.0)	—	(30.0)
Retirements	—	(10.4)	(10.4)
Reversal of 2001 charge	5.6	—	5.6

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2001	$(147.1)	$(20.1)	$(167.2)
Amortization expense	—	(4.6)	(4.6)
Divestitures	3.6	—	3.6
Retirements	—	10.4	10.4

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	21.2	3.1	24.3
Other additions	—	.1	.1
Divestitures	(.4)	—	(.4)

Balance, December 31, 2003	$1,701.6	$43.2	$1,744.8

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(3.9)	(3.9)
Divestitures	.1	—	.1

Balance, December 31, 2003	$(143.5)	$(18.2)	$(161.7)

      During 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company ceased amortizing intangibles with indefinite lives effective January 1, 2002. Prior to the adoption of SFAS No. 142, cost in excess of the fair value of net assets acquired was amortized over 40 years on a straight-line basis.

      The following table summarizes the adjustments to net income and earnings per share as if SFAS 142 were adopted January 1, 2000:

	Years Ended December 31,

	2003	2002	2001

Reported net income	$177.6	$239.6	$125.5
Goodwill amortization, net of tax	—	—	25.8

Adjusted net income	$177.6	$239.6	$151.3

Reported diluted earnings per share	$1.10	$1.44	$.73
Goodwill amortization, net of tax	—	—	.15

Adjusted diluted earnings per share	$1.10	$1.44	$.88

      In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. If fair value of an operating segment is greater than its carrying value, then no impairment results. If fair value is less than carrying value, then the Company would determine the fair value of the goodwill. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill were less than its carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

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

      The Company incurred no impairment of goodwill as a result of its goodwill impairment test in 2003. However, there can be no assurance that goodwill will not be impaired at any time in the future.

      Included in other charges of $99.6 million for the year ended December 31, 2001 in the accompanying Consolidated Financial Statements are write-downs to intangible assets of $54.2 million for completed and planned divestitures of certain core businesses.

Accrued Liabilities

      A summary of accrued liabilities is as follows:

	December 31,

	2003	2002

Accrued payroll and benefits	$43.2	$41.6
Accrued fees and taxes	29.6	26.8
Accrued interest	18.7	19.0
Other	27.1	21.9

	$118.6	$109.3

Other Current Liabilities

      A summary of other current liabilities is as follows:

	December 31,

	2003	2002

Accrued landfill, environmental and legal costs, current portion	$37.6	$25.6
Self-insurance reserves, current	47.6	33.9
Amounts due to former owners	6.1	7.5
Other	13.4	6.7

	$104.7	$73.7

Stock Options

      The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the 1998 Stock Incentive Plan for the periods presented had an exercise price equal to the market value of the underlying common stock at the date of grant. Had compensation cost for stock option

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

grants under the Company’s Stock Incentive Plan been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company’s pro forma net income, earnings per share and weighted-average fair value of options granted during the period, with related assumptions, are as follows:

	Years Ended December 31,

	2003	2002	2001

Net income, as reported	$177.6	$239.6	$125.5
Less: Stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	9.4	10.7	11.4

Net income, pro forma	$168.2	$228.9	$114.1

Basic earnings per share —
As reported	$1.11	$1.45	$.74

Pro forma	$1.05	$1.38	$.67

Diluted earnings per share —
As reported	$1.10	$1.44	$.73

Pro forma	$1.04	$1.37	$.67

Weighted-average fair value of the Company’s stock options granted during the period	$7.64	$7.47	$6.45
Assumptions —
Risk-free interest rates	3.2%	2.7%	4.3%
Expected lives	5 years	5 years	5 years
Expected volatility	40.0%	40.0%	40.0%

Revenue Recognition and Deferred Revenue

      The Company generally provides services under contract with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for approximately 75%, 19% and 6%, respectively, of consolidated revenue for the year ended December 31, 2003. No one customer has individually accounted for more than 10% of the Company’s consolidated revenue or of the Company’s reportable segment revenue in any of the past three years.

      The Company recognizes revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a hauling customer or a disposal agreement with a disposal customer.

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a Company owned disposal facility.

•	The price of the services provided to the customer are fixed or determinable.

•	Collectability is reasonably assured.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

Other Charges

      During the fourth quarter of 2002, the Company recorded a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

      During the fourth quarter of 2001, the Company recorded a charge of $86.1 million on an after-tax basis, or $132.0 million on a pre-tax basis, related to completed and planned divestitures and closings of certain core and non-core businesses, asset impairments, downsizing its compost, mulch and soil business and related inventory adjustments, an increase in self-insurance reserves and an increase in bad debt expense related to the economic slowdown. Of the pre-tax amount, $24.2 million is included in cost of operations in the accompanying Consolidated Statements of Income, $8.2 million is included in selling, general and administrative expenses, and the remaining $99.6 million is included in other charges.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

      At December 31, 2003, the Company had $182.4 million of restricted marketable securities held as financial guarantees. These securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based on quoted market prices. During the year ended December 31, 2003, the Company recorded a $.1 million unrealized loss, net of tax, to other comprehensive loss related to the change in fair value of these securities.

Statements of Cash Flows

      The Company considers all unrestricted highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note 4, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, restricted cash and marketable securities, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate unsecured notes using quoted market rates is $1,158.7 million at December 31, 2003. The carrying value of the unsecured notes is $1,047.3 million at December 31, 2003. The

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

carrying amounts of the Company’s remaining notes payable and long-term debt approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

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

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 introduces a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. In December 2003, the FASB revised the initial application and certain terms and exemptions in FIN 46. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. The interpretation is effective for all other variable interest entities beginning March 31, 2004.

      The Company has evaluated its organizational structure and has concluded that the portion of FIN 46 that is currently effective has no impact on its consolidated financial position, results of operations or cash flows. In addition, the Company does not expect the portion of FIN 46 that is effective on March 31, 2004 to have a material effect on its consolidated financial position, results of operations or cash flows.

3.	ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental And Legal Costs

      A summary of landfill and environmental liabilities is as follows:

	December 31,

	2003	2002

Landfill final capping, closure and post-closure liabilities	$204.7	$196.9
Remediation	54.7	58.9
Accrued environmental and legal costs	3.7	4.5

	263.1	260.3
Less: current portion (included in other current liabilities)	(37.6)	(25.6)

	$225.5	$234.7

Life Cycle Accounting

      The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized and charged to expense based upon the consumption of cubic yards of available airspace. Costs and airspace estimates are developed annually by engineers. These estimates are used by the Company’s operating and accounting personnel to annually adjust the Company’s rates used to expense capitalized costs. Changes

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in probable expansion areas.

Total Available Disposal Capacity

      As of December 31, 2003, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.

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

      Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly.

Capitalized Landfill Costs

      Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

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

Final Capping, Closure and Post-Closure Costs

      On January 1, 2003, the Company changed the methodology it used to record final capping, closure and post-closure expense in accordance with SFAS 143. SFAS 143 does not change the basic landfill accounting policies followed by the Company and others in the waste industry. Through December 31, 2002, the industry has generally amortized capitalized costs and accrued future final capping, closure and post-closure obligations using the units-of-consumption method as cubic yards of available airspace are consumed over the life of the related landfill. This practice is referred to as life cycle accounting and will continue to be followed except as modified by SFAS 143 as discussed below.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

INFLATION:	Not applicable	Inflation rate of 2.5%
COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third party profit is taken in to income in the period the work is performed internally.
METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure costs.
RECOGNITION OF LIABILITY:
Final Capping	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted	All final capping costs are recorded as a liability and asset at fair value as the obligation is incurred. The discounted cash flow associated with each final capping event is recorded to an accrued liability, with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Interest is accreted on the liability using the effective interest method until the liability is paid.
Closure and Post-Closure	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted	Accrued over the life of the landfill. The discounted cash flow associated with the fair value of such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed. Interest is accreted on the liability using the effective interest method until the liability is paid.
STATEMENT OF INCOME:
Cost of Operations	Expense charged to cost of operations equal to amount of liability accrued	Not applicable.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

Landfill Asset Amortization	Not applicable	The landfill asset is amortized as airspace is consumed over the life of a specific capping event for final capping or the life of a landfill for closure and post-closure.
Accretion	Not applicable	Expense recognized as a component of operating expenses at credit-adjusted, risk-free rate (6.75%) using the effective interest method.

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

      Estimates of future expenditures for final capping, closure and post-closure are developed annually by engineers. These estimates are reviewed by management at least annually and are used by the Company’s operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, the Company currently retains post-closure responsibility for several closed landfills.

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

      In applying the provisions of SFAS 143, a landfill’s asset retirement obligation includes estimates of all costs related to final capping, closure and post-closure. Costs associated with a landfill’s daily maintenance activities during the operating life of the landfill, such as leachate disposal, groundwater and gas monitoring, and other pollution control activities, continue to be charged to expense as incurred. In addition, costs

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

historically accounted for as capital expenditures during the operating life of a landfill, such as cell development costs, continue to be capitalized when incurred, and charged to expense using life cycle accounting and the units-of-consumption method based on the consumption of cubic yards of available airspace.

      The Company defines final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping occurs in phases throughout the life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. The Company considers final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with waste actually placed under an area to be capped. As a result, the Company uses a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. The Company amortizes the asset recorded pursuant to this approach as waste volume equivalent to the capacity covered by the capping event is placed into the landfill based upon the consumption of cubic yards of available airspace covered by the capping event.

      The Company recognizes asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

      In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping, and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period in which the obligations are settled.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

      The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based upon the ten year average increase in the consumer price index and is the rate used by most waste industry participants.

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

      The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

      The following table summarizes the actual activity in the Company’s asset retirement obligation liabilities for the year ended December 31, 2003 and the pro forma activity for the years ended December 31, 2003 and 2002 assuming SFAS 143 was effective as of January 1, 2002:

	Years Ended December 31,

	2003	2003	2002
	Actual	Pro Forma	Pro Forma

Asset retirement obligation liability, beginning of year	$196.9	$182.4	$167.8
Cumulative effect of change in accounting principle	(14.5)	—	—
Additions incurred during the period	17.9	17.9	18.9
Amounts settled during the period	(8.3)	(8.3)	(14.8)
Accretion expense	12.7	12.7	10.5

Asset retirement obligation liability, end of year	204.7	204.7	182.4
Less: Current portion	(29.5)	(29.5)	(22.1)

Long-term portion	$175.2	$175.2	$160.3

      The following table summarizes the activity in the Company’s accrued closure and post-closure account for the year ended December 31, 2002 (prior to the adoption of SFAS 143):

Balance at January 1, 2002	$179.1
Additions charged to expense	26.1
Usage	(8.3)

Balance at December 31, 2002	$196.9

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

      The expected future payments for final capping, closure and post-closure costs as of December 31, 2003 are as follows:

Year ending
December 31,

2004	$29.5
2005	30.0
2006	19.8
2007	20.5
2008	24.9
Thereafter	783.9

$908.6

Remediation

      The Company accrues for remediation costs when they become probable and reasonably estimatable. Substantially all of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by engineers based upon site remediation plans. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

      The expected future payments for remediation costs as of December 31, 2003 are as follows:

Year ending
December 31,

2004	$4.4
2005	1.0
2006	1.0
2007	1.0
2008	1.0
Thereafter	46.3

$54.7

Environmental Costs

      In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No material amounts were charged to expense during the years ended December 31, 2003, 2002, and 2001.

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

(All tables in millions, except per share data) — (Continued)

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

      The Company acquired various solid waste businesses during the years ended December 31, 2003, 2002 and 2001. The aggregate purchase price paid for these transactions was $51.5 million, $55.8 million and $287.7 million, respectively.

      During 2003, 2002 and 2001, $27.7 million, $5.1 million and $62.6 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. For landfills purchased as part of a group of several assets, the allocations of purchase price were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily final capping, closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.

      The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Years Ended December 31,

	2003	2002	2001

Property and equipment	$41.3	$27.0	$87.7
Intangible assets	24.3	43.0	223.3
Restricted cash	—	—	61.8
Working capital deficit	(14.9)	(8.9)	(10.2)
Long-term debt assumed	—	—	(28.1)
Other assets (liabilities), net	.8	(5.3)	(73.3)

Cash used in acquisitions, net of cash acquired	$51.5	$55.8	$261.2

      Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

      The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during 2003 accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

	Years Ended
	December 31,

	2003	2002

Revenue	$2,534.4	$2,392.9
Net income	$179.0	$241.9
Diluted earnings per share	$1.10	$1.45
Weighted-average common and common equivalent shares outstanding	162.1	166.7

      The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

5.	DEBT

      Notes payable and long-term debt are as follows:

	December 31,

	2003	2002

$225.0 million unsecured notes, net of unamortized discount of $.1 million and $.3 million, respectively, and including a $3.3 million and $8.2 million adjustment to fair market value as of December 31, 2003 and 2002, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in 2004	$228.2	$232.9
$375.0 million unsecured notes, net of unamortized discount of $.4 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.6
$450.0 million unsecured notes, net of unamortized discount of $2.2 million and $2.4 million, respectively, and including $.9 million adjustment to fair value as of December 31, 2002; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	447.8	448.5
$750.0 million unsecured revolving credit facility; interest payable using LIBOR based rates (1.66% at December 31, 2003); $300.0 million matures July 2004 and $450.0 million matures July 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates (ranging from 1.15% to 5.63% at December 31, 2003); maturities ranging from 2004 to 2033	463.2	378.2
Other notes including unsecured and secured by real property, equipment and other assets; interest rates ranging from 1.5% to 10.0%; maturing through 2012	6.5	7.9

	1,520.3	1,442.1
Less: Current portion	231.1	2.8

Long-term portion	$1,289.2	$1,439.3

      Aggregate maturities of notes payable and long-term debt as of December 31, 2003 (excluding discounts and adjustments to fair market value from hedging transactions) are as follows:

Year ending December 31,

2004	$227.8
2005	2.7
2006	2.5
2007	2.0
2008	1.3
Thereafter	1,282.5

$1,518.8

      As of December 31, 2003, the Company had approximately $326.3 million of availability under its revolving credit facility.

      As of December 31, 2003, the Company had $215.0 million of restricted cash of which $104.6 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.

      The Company made interest payments on notes payable and long-term debt of approximately $78.4 million, $75.9 million and $70.4 million (net of capitalized interest of $3.3 million, $2.5 million and $3.3 million) for the years ended December 31, 2003, 2002 and 2001, respectively.

      In August 2001, the Company sold $450.0 million of public notes, which have a fixed coupon rate of 6 3/4% and mature in 2011. Proceeds from these notes were used to repay the Company’s revolving credit facility.

      The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $105.0 million, respectively, and mature in 2004 and 2011, respectively. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with SFAS 133. The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

      As of December 31, 2003, interest rate swap agreements are reflected at fair market value of $3.3 million and are included in prepaids and other current assets and as an adjustment to short-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2003 and 2002, the Company recorded net interest income of $10.0 million and $5.8 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Consolidated Statements of Income.

      The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At December 31, 2003, the Company was in compliance with the financial covenants under these agreements.

6.	INCOME TAXES

      The components of the provision for income taxes are as follows:

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$(51.4)	$62.0	$86.1
State	4.5	11.8	8.4
Federal and state deferred	178.9	73.1	(10.7)

Provision for income taxes	$132.0	$146.9	$83.8

      In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable expansion airspace from its calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, the Company’s deferred income tax

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

provision increased by approximately $82.0 million during 2003, and the Company recorded a tax receivable of approximately $48.0 million.

      A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is shown below:

	Years Ended
	December 31,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.9	.7	1.3
State income taxes, net of federal benefit	1.7	2.1	2.6
Other, net	(.6)	.2	1.1

Effective income tax rate	38.0%	38.0%	40.0%

      Components of the net deferred income tax liability in the accompanying Consolidated Balance Sheets are as follows:

	December 31,

	2003	2002

Deferred tax assets (liabilities):
Current portion —
Book basis in property over tax basis	$2.5	$.8
Accruals not currently deductible	3.3	8.4

Total	$5.8	$9.2

Long-term portion —
Book basis in property over tax basis	$(367.3)	$(214.6)
Accruals not currently deductible	13.8	19.6

Total	$(353.5)	$(195.0)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance, if any, in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

      The Company made income tax payments of approximately $17.7 million, $69.3 million and $109.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Through the date of the Company’s initial public offering of common stock in July 1998, the Company filed consolidated federal income tax returns with AutoNation Inc. (“AutoNation”), its former parent company. The Internal Revenue Service is auditing AutoNation’s consolidated tax returns for fiscal years 1997 through 1998. In accordance with the Company’s tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998, resulting from this audit. In addition, the Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 through 2000. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

7.	STOCKHOLDERS’ EQUITY

      During 2000 through 2003 the Board of Directors authorized the repurchase of up to $675.0 million of the Company’s Common Stock. As of December 31, 2003, the Company had paid $484.3 million to repurchase 25.6 million shares of its Common Stock.

      In July 2003, the Company announced that its board of directors initiated a quarterly cash dividend of $.06 per share. In October 2003, the Company paid a dividend of $9.6 million to shareholders of record as of September 30, 2003. As of December 31, 2003 the Company recorded a dividend payable of approximately $9.4 million to shareholders of record at the close of business on January 2, 2004.

8.	EMPLOYEE BENEFIT PLANS

      In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of Common Stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of Common Stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of December 31, 2003, there were 7.5 million stock options reserved for future grants under the Stock Incentive Plan.

      The following table summarizes stock option activity for the years ended 2001, 2002 and 2003:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at January 1, 2001	14.1	$16.54
Granted	2.2	14.85
Exercised	(3.1)	16.60
Cancelled	(.8)	16.66

Options outstanding at December 31, 2001	12.4	16.22
Granted	2.3	17.45
Exercised	(1.9)	15.18
Cancelled	(.2)	15.39

Options outstanding at December 31, 2002	12.6	16.61
Granted	2.0	19.30
Exercised	(2.5)	16.21
Cancelled	(.3)	16.02

Options outstanding at December 31, 2003	11.8	$17.18

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

      The following table summarizes information about the Company’s outstanding and exercisable stock options at December 31, 2003:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Yrs.)	Price	Shares	Price

$ 3.39 — $13.55	1.0	5.1	$11.92	1.0	$11.92
$13.56 — $16.93	1.7	6.0	14.72	.9	14.83
$16.94 — $20.32	8.8	5.8	18.10	5.4	17.85
$20.33 — $33.88	.3	5.7	24.00	.2	24.00

	11.8	5.8	$17.18	7.5	$16.84

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income.

      The Company also maintains the Republic Services 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to a maximum of 15% of eligible compensation, as defined. In general, the Company provides matching contributions of 50% of the amount contributed by each participant up to 4% of the employee’s salary. The employer match is generally made in shares of the Company’s common stock. Both employee and Company contributions vest immediately. During 2003, the Company contributed shares of its common stock valued at $3.0 million to the Plan.

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

      Earnings per share is calculated as follows:

	Years Ended December 31,

	2003	2002	2001

Numerator:
Net income	$177.6	$239.6	$125.5

Denominator:
Denominator for basic earnings per share	160.3	165.4	170.1
Effect of dilutive securities — Options to purchase common stock	1.8	1.3	1.0

Denominator for diluted earnings per share	162.1	166.7	171.1

Basic earnings per share	$1.11	$1.45	$.74

Diluted earnings per share	$1.10	$1.44	$.73

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	.1	.8	3.3
Weighted-average exercise price	$25.02	$19.87	$18.27

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

10.	SEGMENT INFORMATION

      The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table. During 2001, the Company presented one reportable segment. Information for 2001 has been restated to conform to the current year presentation.

				Depreciation,
	Gross	Intercompany	Net	Amortization
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion(c)	Income	Expenditures(d)	Assets

Eastern Region	$600.2	$(93.0)	$507.2	$36.4	$71.3	$40.7	$826.9
Central Region	671.7	(151.6)	520.1	74.0	106.6	75.7	960.5
Southern Region	680.3	(76.9)	603.4	62.8	107.5	69.9	865.6
Southwestern Region	332.6	(31.2)	301.4	28.7	50.2	28.9	409.4
Western Region	729.4	(143.9)	585.5	46.2	148.8	51.4	813.2
Corporate Entities(a)	.2	—	.2	3.7	(71.7)	6.6	678.5

Total	$3,014.4	$(496.6)	$2,517.8	$251.8	$412.7	$273.2	$4,554.1

				Depreciation,
	Gross	Intercompany	Net	Amortization	Other
	Operating	Operating	Operating	and	Charges	Operating	Capital	Total
2002	Revenue	Revenue(b)	Revenue	Depletion(c)	(Income)	Income	Expenditures(d)	Assets

Eastern Region	$564.1	$(79.7)	$484.4	$32.0	$(4.1)	$87.0	$39.2	$822.2
Central Region	589.6	(120.2)	469.4	53.6	(1.5)	105.3	77.1	950.9
Southern Region	643.1	(65.5)	577.6	52.7	—	118.3	58.0	830.7
Southwestern Region	311.8	(29.1)	282.7	22.8	—	41.9	30.6	374.6
Western Region	690.0	(139.1)	550.9	41.3	—	145.5	47.3	826.7
Corporate Entities(a)	.2	(.1)	.1	(2.8)	—	(38.5)	6.4	404.0

Total	$2,798.8	$(433.7)	$2,365.1	$199.6	$(5.6)	$459.5	$258.6	$4,209.1

				Depreciation,
	Gross	Intercompany	Net	Amortization	Other
	Operating	Operating	Operating	and	Charges	Operating	Capital	Total
2001	Revenue	Revenue(b)	Revenue	Depletion(c)	(Income)	Income	Expenditures(d)	Assets

Eastern Region	$563.8	$(78.1)	$485.7	$47.0	$53.6	$16.9	$35.3	$846.0
Central Region	576.7	(122.7)	454.0	54.7	8.9	93.9	64.4	883.8
Southern Region	620.7	(64.2)	556.5	56.1	14.8	95.6	58.3	827.8
Southwestern Region	296.8	(29.0)	267.8	23.5	3.4	24.5	23.1	363.5
Western Region	612.2	(118.7)	493.5	41.1	18.0	101.5	51.4	840.6
Corporate Entities(a)	(.1)	.1	—	(7.0)	.9	(48.9)	16.8	94.6

Total	$2,670.1	$(412.6)	$2,257.5	$215.4	$99.6	$283.5	$249.3	$3,856.3

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions. The decrease in operating income from Corporate Entities from 2002 to 2003 is due primarily to an increase in self-insurance expense. During 2001, operating income from Corporate Entities includes $12.2 million of charges related primarily to increases in self-insurance reserves and bad debt expense.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.
(c)	Effective January 1, 2002, upon the adoption of SFAS 142, the Company ceased amortizing intangibles with indefinite lives. In addition, effective January 1, 2003, the Company adopted SFAS 143. (See Note 2, Summary of Significant Accounting Policies, for further information.)
(d)	Capital expenditures for 2002 exclude $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.

      Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2003 and 2002 is as follows:

				Cumulative Effect
	Balance as of			of Changes in	Balance as of
	December 31,			Accounting	December 31,
	2002	Acquisitions	Divestitures	Principles	2003

Eastern Region	$429.0	$7.2	$(.3)	$—	$435.9
Central Region	343.0	7.5	—	—	350.5
Southern Region	323.2	2.6	—	—	325.8
Southwestern Region	134.7	.3	—	—	135.0
Western Region	314.3	3.6	—	(7.0)	310.9

Total	$1,544.2	$21.2	$(.3)	$(7.0)	$1,558.1

	Balance as of				Balance as of
	December 31,			Reversal of 2001	December 31,
	2001	Acquisitions	Divestitures	Charge	2002

Eastern Region	$427.9	$2.3	$(5.3)	$4.1	$429.0
Central Region	318.0	27.4	(3.9)	1.5	343.0
Southern Region	322.9	3.5	(3.2)	—	323.2
Southwestern Region	129.4	5.3	—	—	134.7
Western Region	324.3	4.0	(14.0)	—	314.3

Total	$1,522.5	$42.5	$(26.4)	$5.6	$1,544.2

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

      Total revenue of the Company by revenue source for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Years Ended December 31,

	2003	2002	2001

Collection:
Residential	$601.2	$530.7	$479.7
Commercial	706.0	696.7	686.0
Industrial	523.0	501.6	509.6
Other	50.9	50.8	47.5

Total collection	1,881.1	1,779.8	1,722.8

Transfer and disposal	967.5	854.1	780.8
Less: Intercompany	(493.7)	(428.5)	(405.0)

Transfer and disposal, net	473.8	425.6	375.8
Other	162.9	159.7	158.9

Total revenue	$2,517.8	$2,365.1	$2,257.5

11.	FUEL HEDGE

      During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133, $1.6 million and ($1.6) million representing the effective portion of the change in fair value for the years ended December 31, 2002 and 2001, respectively, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $.1 million and $(.1) million for the years ended December 31, 2002 and 2001, respectively, and has been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million and $.6 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the years ended December 31, 2002 and 2001, respectively.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

Lease Commitments

      During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). In July 2002, the Company exercised its right to purchase the equipment underlying this facility by paying $72.6 million. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years. Rent expense during the years ended December 31, 2003, 2002 and 2001 was approximately $11.4 million, $20.0 million and $27.5 million, respectively.

      Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2003 are as follows:

Year ending December 31,

2004	$4.3
2005	3.4
2006	3.0
2007	2.7
2008	1.7
Thereafter	7.2

$22.3

Unconditional Purchase Commitments

      Future minimum payments under unconditional purchase commitments at December 31, 2003 are as follows:

Year ending December 31,

2004	$29.9
2005	12.4
2006	11.6
2007	3.6
2008	2.7
Thereafter	17.0

$77.2

      Unconditional purchase commitments consist primarily of long-term disposal agreements that require the Company to dispose of a minimal number of tons at third party facilities.

Liability Insurance

      The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker’s compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

      The Company’s insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

fully insured subject to policy limits. Accruals are based on claims filed and estimates of claims incurred but not reported.

      During 2003, the Company experienced an increase in expense associated with self-insurance. This increase was attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the current policy year, based upon recent actuarial claims experience, expected claims development and medical cost inflation.

      The Company’s liabilities for unpaid and incurred but not reported claims at December 31, 2003 was $122.2 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

Guarantees of Subsidiary Debt

      The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s Consolidated Balance Sheets. (For further information, see Note 5, Debt).

Restricted Cash and Marketable Securities, and Other Financial Guarantees

      In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At December 31, 2003, letters of credit totaling $455.5 million were outstanding, and surety bonds totaling $341.6 million were outstanding, which will expire on various dates through 2015.

      At December 31, 2003, the Company had $215.0 million of restricted cash deposits and $182.4 million of restricted marketable securities held as financial guarantees, including $104.6 million of restricted cash held for capital expenditures under certain debt facilities, and $40.5 million and $182.4 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. The Company intends to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. The Company also intends to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data) — (Continued)

13.	RELATED PARTY TRANSACTIONS

      It is the Company’s policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. It is management’s belief that all of these transactions met that standard at the time such transactions were effected.

      In January 2001, the Company purchased a Lear Jet 55 from AutoNation for approximately $4.7 million which the Company believes approximated its fair market value. Two of the Company’s directors, H. Wayne Huizenga and Harris W. Hudson, are directors of AutoNation.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2003 and 2002:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2003	$594.6	$637.3	$648.0	$637.9
	2002	$551.9	$598.2	$609.7	$605.3
Operating income	2003	$105.4	$113.5	$87.3	$106.5
	2002	$106.9	$116.3	$118.2	$118.1
Income before cumulative effect of changes in accounting principles	2003	$54.6	$60.4	$44.7	$55.7
	2002	$54.9	$61.0	$62.2	$61.5
Net income	2003	$16.8	$60.4	$44.7	$55.7
	2002	$54.9	$61.0	$62.2	$61.5
Diluted income per share before cumulative effect of changes in accounting principles	2003	$.33	$.37	$.28	$.35
	2002	$.32	$.36	$.38	$.37
Diluted net income per share	2003	$.10	$.37	$.28	$.35
	2002	$.32	$.36	$.38	$.37
Weighted average common and common equivalent shares outstanding	2003	163.3	162.5	162.2	160.5
	2002	169.1	167.5	164.8	165.3

      During 2003, the Company experienced an increase in expense associated with self-insurance. This increase was attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the current policy year, based upon recent actuarial claims experience, expected claims development and medical cost inflation. The majority of the increase in self-insurance expense was recorded during the third quarter of 2003.

      The Company’s operating results for 2002 include a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made during the fourth quarter of 2001.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

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

PART III

      The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K), 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding equity compensation plans as of December, 31, 2003 (number of securities in millions):

Number of
Securities Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Under	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column A

Equity compensation plans approved by security holders	11.8	$17.18	7.5
Equity compensation plans not approved by security holders	—	—	—

Total	11.8	$17.18	7.5

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2003, 2002 and 2001.

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

Exhibit
Number		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	—	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1	—	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	—	Long Term Credit Agreement dated July 3, 2002 among Republic Services, Inc., Bank of America N.A. as Administrative Agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number		Description of Exhibit

4.3	—	Indenture dated May 24, 1999 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.4	—	6 5/8% Note due May 15, 2004 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.5	—	6 5/8% Note due May 15, 2004 in the principal amount of $25,000,000 (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.6	—	7 1/8% Note due May 15, 2009 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.7	—	7 1/8% Note due May 15, 2009 in the principal amount of $175,000,000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.8	—	Indenture dated as of August 15, 2001, by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.9	—	First Supplemental Indenture, dated as of August 15, 2001 by Republic Services, Inc. to The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.10	—	6 3/4% Senior Note due 2011, in principal amount of $400,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.11	—	6 3/4% Senior Note due 2011, in principal amount of $50,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
10.1	—	Separation and Distribution Agreement dated June 30, 1998 by and between Republic Services, Inc. and AutoNation, Inc. (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
10.2	—	Tax Indemnification and Allocation Agreement dated June 30, 1998 by and between Republic Services, Inc. and AutoNation, Inc. (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
10.3	—	Republic Services, Inc. 1998 Stock Incentive Plan (as amended and restated March 6, 2002) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*
10.4	—	Employment Agreement dated October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000). *
10.5	—	Employment Agreement dated October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.6	—	Employment Agreement dated October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.7	—	Employment Agreement dated July 31, 2001 by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

Exhibit
Number		Description of Exhibit

10.8	—	Employment Agreement dated May 14, 2001 by and between Michael Cordesman, who became an executive officer in March 2002, and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002).*
10.9	—	Republic Services, Inc. Executive Incentive Plan — (filed herewith).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	—	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Indicates a management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K:

      Form 8-K, dated November 3, 2003, filed under Item 5, including a press release announcing the Company’s Board of Directors had approved increases in the Company’s common stock repurchase program.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

REPUBLIC SERVICES, INC.

By:	/s/ JAMES E. O’CONNOR

James E. O’Connor
Chairman of the Board and Chief Executive Officer
(principal executive officer)

March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. O’CONNOR James E. O’Connor	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2004

/s/ HARRIS W. HUDSON Harris W. Hudson	Vice Chairman and Director	March 11, 2004

/s/ TOD C. HOLMES Tod C. Holmes	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2004

/s/ CHARLES F. SERIANNI Charles F. Serianni	Vice President and Chief Accounting Officer (principal accounting officer)	March 11, 2004

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director	March 11, 2004

/s/ JOHN W. CROGHAN John W. Croghan	Director	March 11, 2004

/s/ W. LEE NUTTER W. Lee Nutter	Director	March 11, 2004

/s/ RAMON A. RODRIGUEZ Ramon A. Rodriguez	Director	March 11, 2004

/s/ ALLAN C. SORENSEN Allan C. Sorensen	Director	March 11, 2004

REPUBLIC SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(in millions)

	Balance at	Additions	Accounts		Balance at
	Beginning	Charged to	Written		End
	of Year	Income	Off	Other(1)	of Year

CLASSIFICATIONS
Allowance for doubtful accounts:
2003	$19.0	$10.4	$(10.4)	$—	$19.0
2002	19.0	11.2	(11.4)	.2	19.0
2001	13.2	22.8	(18.5)	1.5	19.0

(1)	Allowance of acquired and divested businesses, net

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.9	—	Republic Services, Inc. Executive Incentive Plan — (filed herewith).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	—	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (filed herewith).