Form 10-Q
period 2004-03-31
REPUBLIC SERVICES INC
filed 2004-05-06
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

     On May 3, 2004, the registrant had outstanding 154,173,219 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174.2	$119.2
Accounts receivable, less allowance for doubtful accounts of $17.7 and $19.0, respectively	250.0	248.9
Prepaid expenses and other current assets	121.7	182.1
Deferred tax assets	8.5	5.8

Total Current Assets	554.4	556.0
RESTRICTED CASH	217.4	215.0
RESTRICTED MARKETABLE SECURITIES	185.3	182.4
PROPERTY AND EQUIPMENT, NET	1,913.1	1,931.0
GOODWILL, NET	1,560.0	1,558.1
INTANGIBLE ASSETS, NET	25.0	25.0
OTHER ASSETS	90.1	86.6

	$4,545.3	$4,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113.2	$129.1
Accrued liabilities	121.2	118.6
Deferred revenue	90.0	88.5
Notes payable and current maturities of long-term debt	232.3	231.1
Other current liabilities	114.3	104.7

Total Current Liabilities	671.0	672.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,290.0	1,289.2
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	229.9	225.5
DEFERRED INCOME TAXES	371.2	353.5
OTHER LIABILITIES	108.9	109.4
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 184,141,285 and 183,431,611 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,364.6	1,347.8
Deferred compensation	(1.9)	—
Retained earnings	1,086.9	1,039.3
Treasury stock, at cost (29,149,300 and 25,604,100 shares, respectively)	(577.4)	(484.3)
Accumulated other comprehensive income (loss), net of tax	.3	(.1)

Total Stockholders’ Equity	1,874.3	1,904.5

	$4,545.3	$4,554.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended
	March 31,
	2004	2003
REVENUE	$637.3	$594.6
EXPENSES:
Cost of operations	403.5	367.7
Depreciation, amortization and depletion	58.0	56.8
Accretion	3.3	3.1
Selling, general and administrative	62.5	61.6

OPERATING INCOME	110.0	105.4
INTEREST EXPENSE	(20.7)	(20.4)
INTEREST INCOME	2.0	1.3
OTHER INCOME (EXPENSE), NET	.5	1.7

INCOME BEFORE INCOME TAXES	91.8	88.0
PROVISION FOR INCOME TAXES	34.9	33.4

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	56.9	54.6
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	(37.8)

NET INCOME	$56.9	$16.8

BASIC EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.36	$.34
Cumulative effect of changes in accounting principles, net of tax	—	(.23)

Basic earnings per share	$.36	$.11

Weighted average common shares outstanding	156.0	162.1

DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.36	$.33
Cumulative effect of changes in accounting principles, net of tax	—	(.23)

Diluted earnings per share	$.36	$.10

Weighted average common and common equivalent shares outstanding	158.4	163.3

CASH DIVIDENDS PER COMMON SHARE	$.06	$—

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(in millions)

	Common Stock						Accumulated
			Additional				Other	Comprehensive
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Income
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	For the Period
BALANCE AT DECEMBER 31, 2003	157.8	$1.8	$1,347.8	$—	$1,039.3	$(484.3)	$(.1)
Net income	—	—	—	—	56.9	—	—	$56.9
Cash dividends	—	—	—	—	(9.3)	—	—	—
Issuance of common stock	.7	—	14.2	—	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	2.6	(2.6)	—	—	—	—
Amortization of deferred compensation	—	—	—	.7	—	—	—	—
Purchase of common stock for treasury	(3.5)	—	—	—	—	(93.1)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.4	.4

Total comprehensive income	—	—	—	—	—	—	—	$57.3

BALANCE AT MARCH 31, 2004	155.0	$1.8	$1,364.6	$(1.9)	$1,086.9	$(577.4)	$.3

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$56.9	$16.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	37.1	34.5
Landfill depletion and amortization	19.6	21.0
Amortization of intangible and other assets	1.3	1.3
Accretion	3.3	3.1
Amortization of deferred compensation	.7	—
Deferred tax provision	15.0	12.8
Provision for doubtful accounts	.6	2.8
Income tax benefit from stock option exercises	2.7	.3
Other non-cash charges	.1	(.5)
Cumulative effect of changes in accounting principles, net of tax	—	37.8
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(1.9)	(15.9)
Prepaid expenses and other assets	60.0	(7.6)
Accounts payable and accrued liabilities	(20.6)	(33.1)
Other liabilities	15.5	27.5

	190.3	100.8

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(38.8)	(24.0)
Proceeds from sale of property and equipment	1.7	1.4
Cash used in business acquisitions, net of cash acquired	(1.2)	(7.7)
Amounts due and contingent payments to former owners	(1.2)	(3.5)
Restricted cash	(2.4)	9.7
Restricted marketable securities	(2.5)	—

	(44.4)	(24.1)

CASH USED IN FINANCING ACTIVITIES:
Payments of notes payable and long-term debt	(2.7)	(1.1)
Issuance of common stock	14.2	5.2
Purchases of common stock for treasury	(93.1)	(56.2)
Dividends	(9.3)	—

	(90.9)	(52.1)

INCREASE IN CASH AND CASH EQUIVALENTS	55.0	24.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119.2	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174.2	$166.1

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

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2003.

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 introduces a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. This interpretation is effective for all variable interest entities beginning March 31, 2004. The Company has evaluated its organizational structure and has concluded that FIN 46 has no impact on its consolidated financial position, results of operations or cash flows.

     There are no other new accounting pronouncements that pertain to the Company.

     At March 31, 2004, the Company had $185.3 million of restricted marketable securities held as financial guarantees. These securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based on quoted market prices. During the three months ended March 31, 2004, the

Company recorded a $.4 million unrealized gain, net of tax, to other comprehensive income related to the change in fair value of these securities.

2. ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental And Legal Costs

     A summary of liabilities recorded for landfill, environmental and legal costs is as follows:

	March 31,	December 31,
	2004	2003
Landfill final capping, closure and post-closure costs	$206.7	$204.7
Remediation	54.7	54.7
Environmental and legal costs	3.7	3.7

	265.1	263.1
Less: Current portion (included in other current liabilities)	35.2	37.6

Long-term portion	$229.9	$225.5

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

Total Available Disposal Capacity

     As of March 31, 2004, the Company owned or operated 57 active solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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

Capitalized Landfill Costs

     Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction associated with excavation, liners and site berms. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with SFAS 143 as discussed below.

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

Final Capping, Closure and Post-Closure Costs

     The Company accounts for final capping, closure and post-closure in accordance with SFAS 143.

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

     Estimates of future expenditures for final capping, closure and post-closure are developed annually by engineers. These estimates are reviewed by management at least annually and are used by the Company’s operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, the Company currently retains post-closure responsibility for several closed landfills.

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

     In applying the provisions of SFAS 143, the Company has concluded that a landfill’s asset retirement obligation includes estimates of all costs related to final capping, closure and post-closure. Costs associated with a landfill’s daily maintenance activities during the operating life of the landfill, such as leachate disposal, groundwater and gas monitoring, and other pollution control activities, are charged to expense as incurred. In addition, costs historically accounted for as capital expenditures during the operating life of a landfill, such as cell development costs, are capitalized when incurred, and charged to expense using life cycle accounting and the units-of-consumption method based on the consumption of cubic yards of available airspace.

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

     In general, the Company engages third parties to perform most of its final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping, and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.

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

     The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based on a ten-year historical moving average of the U.S. Consumer Price Index and is the rate used by most waste industry participants.

     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate was determined to be 6.50% and 6.75% for the three months ended March 31, 2004 and 2003, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate.

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

     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2004, the Company completed its annual review and recorded a $2.6 million net reduction in operating costs primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,
	2004	2003
Asset retirement obligation liability, beginning of year	$204.7	$196.9
Cumulative effect of change in account principle	—	(14.5)
Additions incurred during the period	4.4	4.0
Revisions in estimates of future cash flows	(3.1)	—
Amounts settled during the period	(2.6)	(.5)
Accretion expense	3.3	3.1

Asset retirement obligation liability, end of period	206.7	189.0
Less: Current portion	27.2	17.9

Long-term portion	$179.5	$171.1

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $6.5 million at March 31, 2004, and are included as restricted cash in the Company’s Condensed Consolidated Balance Sheets.

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

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the three months ended March 31, 2004 and 2003.

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

     Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Accrued Landfill, Environmental and Legal Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.4 million for the three months ended March 31, 2004 and 2003.

     A summary of property and equipment is as follows:

	March 31,	December 31,
	2004	2003
Other land	$94.3	$94.4
Non-depletable landfill land	49.7	49.5
Landfill development costs	1,352.7	1,335.2
Vehicles and equipment	1,507.5	1,490.6
Buildings and improvements	271.0	267.4
Construction-in-progress — landfill	53.8	60.8
Construction-in-progress — other	6.2	6.4

	3,335.2	3,304.3

Less: Accumulated depreciation, depletion and amortization—
Landfill development costs	(663.1)	(644.6)
Vehicles and equipment	(695.0)	(666.4)
Building and improvements	(64.0)	(62.3)

	(1,422.1)	(1,373.3)

Property and equipment, net	$1,913.1	$1,931.0

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

     The Company acquired various solid waste businesses during the three months ended March 31, 2004 and 2003. The aggregate purchase price paid by the Company in these transactions was $1.2 million and $7.7 million in cash, respectively.

     The following summarizes the preliminary purchase price allocations for business combinations consummated during the periods presented:

	Three Months
	Ended March 31,
	2004	2003
Property and equipment	$.3	$3.1
Goodwill and other intangible assets	1.9	7.8
Working capital deficit	(1.0)	(3.2)

Cash used in acquisitions, net of cash acquired	$1.2	$7.7

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consists of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in intangible assets and related accumulated amortization accounts for the three months ended March 31, 2003 and 2004:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	7.8	—	7.8
Divestitures	.5	—	.5

Balance, March 31, 2003	$1,689.1	$40.0	$1,729.1

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(.9)	(.9)
Divestitures	.2	—	.2

Balance, March 31, 2003	$(143.4)	$(15.2)	$(158.6)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2003	$1,701.6	$43.2	$1,744.8
Acquisitions	1.8	.1	1.9
Other additions	—	1.0	1.0

Balance, March 31, 2004	$1,703.4	$44.3	$1,747.7

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(1.1)	(1.1)

Balance, March 31, 2004	$(143.4)	$(19.3)	$(162.7)

     In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. If the fair value of an operating segment is greater than its carrying value, then no impairment results. If the fair value is less than carrying value, then the Company would determine the fair value of the goodwill. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill were less than its carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

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

     The Company incurred no impairment of goodwill as a result of its annual goodwill impairment test in 2003. However, there can be no assurance that goodwill will not be impaired at any time in the future.

6. DEBT

     Notes payable and long-term debt are as follows:

	March 31,	December 31,
	2004	2003
$225.0 million unsecured notes, net of unamortized discount of $0 million and $.1 million, and including $4.8 million and $3.3 million of adjustments to fair market value as of March 31, 2004 and December 31, 2003, respectively; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in May 2004	$229.8	$228.2
$375.0 million unsecured notes, net of unamortized discount of $.4 million; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.6	374.6
$450.0 million unsecured notes, net of unamortized discount of $2.1 million and $2.2 million, and including $2.8 million and $.9 million of adjustments to fair market value as of March 31, 2004 and December 31, 2003, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	450.7	447.8
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2004 and $450.0 million matures 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2004 to 2033	462.4	463.2
Other debt; unsecured and secured by real property, equipment and other assets	4.8	6.5

	1,522.3	1,520.3
Less: Current portion	232.3	231.1

Long-term portion	$1,290.0	$1,289.2

     As of March 31, 2004, the Company had $362.9 million of availability under its revolving credit facility.

     As of March 31, 2004, the Company had $217.4 million of restricted cash, of which $99.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest expense paid was $15.4 million (net of $.4 million of capitalized interest) and $16.0 million (net of $.4 million of capitalized interest) for the three months ended March 31, 2004 and 2003, respectively.

     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $105.0 million, and mature in 2004 and 2011, respectively. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

     As of March 31, 2004, interest rate swap agreements are reflected at fair market value of $7.6 million and are included in prepaid expenses and other current assets, other assets, and as adjustments to short- and long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2004 and 2003, the Company recorded net interest income of $2.5 million and $2.2 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

     The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At March 31, 2004, the Company was in compliance with the financial covenants under these agreements.

7. INCOME TAXES

     Income taxes have been provided for the three months ended March 31, 2004 and 2003 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid (net of refunds received) were $(28.6) million and $.6 million for the three months ended March 31, 2004 and 2003, respectively.

     In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable airspace from its calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, the Company recorded a tax receivable of approximately $48.0 million of which approximately $33.0 million was collected during the three months ended March 31, 2004.

8. EMPLOYEE BENEFIT PLANS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation (“Equity-Based Compensation Units”) to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. As of March 31, 2004, 5.9 million Equity-Based Compensation Units remain available under the Stock Incentive Plan for future grants.

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense is recognized. Compensation expense resulting from grants of restricted stock or stock units is recognized during the vesting period.

     Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. During the three months ended March 31, 2004, the Company awarded 20,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. These stock units vest immediately but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

     Also during the three months ended March 31, 2004, the Company awarded 79,500 shares of restricted stock to its executive officers. 7,500 of these restricted shares vest effective January 1, 2005. The remaining 72,000 shares vest in four equal annual installments beginning one year from the date of grant except that vesting may be accelerated based upon the achievement of certain performance targets. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment.

     The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. The fair value of stock units and restricted shares granted during the three months ended March 31, 2004 is $2.6 million, of which $.7 million was recorded as compensation expense in the Company’s Unaudited Condensed Consolidated Statements of Income during the period. The remaining $1.9 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’ equity in the Company’s Unaudited Condensed Consolidated Balance Sheets.

     A summary of equity-based compensation activity for the three months ended March 31, 2004 is as follows:

	Equity-Based	Weighted-Average
	Compensation Units	Exercise Price
Outstanding at beginning of year	11.8	$17.18
Granted	1.7	24.63
Exercised	(.7)	16.08
Cancelled	(.1)	17.84

Outstanding at March 31, 2004	12.7	$18.24

Exercisable at March 31, 2004	8.2	$16.96

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

	Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$56.9	$16.8
Less: Stock-based employee compensation expense pursuant to SFAS 123, net of tax	2.1	.8

Net income, pro forma	$54.8	$16.0

Basic earnings per share-
As reported	$.36	$.11

Pro forma	$.35	$.10

Diluted earnings per share-
As reported	$.36	$.10

Pro forma	$.35	$.10

Assumptions -
Risk-free interest rates	3.2%	2.7%
Expected lives	5 years	5 years
Expected volatility	40%	40%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000 through 2003, the Board of Directors authorized the repurchase of up to $675.0 million of its Common Stock. Additionally, in April 2004, the Board of Directors approved a $75.0 million increase to its share repurchase program. As of March 31, 2004, the Company had repurchased a total of 29.1 million shares of its stock for $577.4 million, of which 3.5 million shares were acquired during the three months ended March 31, 2004 for $93.1 million.

     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. In January 2004, the Company paid a dividend of $9.4 million to shareholders of record as of January 2, 2004. As of March 31, 2004, the Company recorded a dividend payable of approximately $9.3 million to shareholders of record at the close of business on April 1, 2004. In April 2004, the Company’s Board of Directors declared a regular quarterly dividend of $.06 per share for shareholders of record on July 1, 2004. Also in April 2004, the Company’s Board of Directors announced that it plans to increase its regular quarterly dividend to $.12 per share effective October 2004.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including deferred stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards. In computing diluted earnings per share, the Company utilizes the treasury stock method.

     Earnings per share for the three months ended March 31, 2004 and 2003 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2004	2003
Numerator:
Net income	$56,900	$16,800

Denominator:
Denominator for basic earnings per share	156,040	162,072
Effect of dilutive securities —
Options to purchase common stock	2,336	1,267
Unvested restricted stock awards	2	—

Denominator for diluted earnings per share	158,378	163,339

Basic earnings per share	$.36	$.11

Diluted earnings per share	$.36	$.10

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	22	230
Weighted average exercise price	$31.20	$23.45

10. SEGMENT INFORMATION

     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31, 2004 and 2003, is shown in the following table:

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2004	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$150.8	$(23.3)	$127.5	$10.1	$19.0	$7.4	$824.6
Central Region	160.3	(34.0)	126.3	18.4	22.2	8.6	958.0
Southern Region	176.6	(18.9)	157.7	14.9	29.1	8.8	856.8
Southwestern Region	82.1	(8.1)	74.0	8.2	10.9	4.3	408.4
Western Region	188.4	(36.8)	151.6	8.6	42.5	2.0	784.1
Corporate Entities (a)	.2	—	.2	1.1	(13.7)	7.7	713.4

Total	$758.4	$(121.1)	$637.3	$61.3	$110.0	$38.8	$4,545.3

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$135.5	$(20.1)	$115.4	$8.4	$17.8	$.7	$801.6
Central Region	153.2	(33.4)	119.8	17.0	23.1	5.6	933.3
Southern Region	162.7	(17.7)	145.0	15.0	26.1	6.5	817.3
Southwestern Region	79.1	(7.3)	71.8	6.8	11.4	3.3	370.1
Western Region	177.1	(34.5)	142.6	11.5	36.4	3.3	799.3
Corporate Entities (a)	.1	(.1)	—	1.2	(9.4)	4.6	432.3

Total	$707.7	$(113.1)	$594.6	$59.9	$105.4	$24.0	$4,153.9

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months
	Ended March 31,
	2004	2003
Collection:
Residential	$157.1	$145.4
Commercial	182.6	173.9
Industrial	129.5	120.5
Other	13.8	12.5

Total collection	483.0	452.3

Transfer and disposal	233.2	215.3
Less: Intercompany	(120.4)	(112.2)

Transfer and disposal, net	112.8	103.1
Other	41.5	39.2

Total revenue	$637.3	$594.6

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

Unconditional Purchase Commitments

     The Company has various unconditional purchase commitments, consisting primarily of long-term disposal agreements, that require the Company to dispose of a minimum number of tons at certain third party facilities.

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

     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2004 were $134.2 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

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

Restricted Cash and Marketable Securities, and Other Financial Guarantees

     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At March 31, 2004, letters of credit totaling $423.0 million were outstanding, and surety bonds totaling $375.1 million were outstanding, which will expire on various dates through 2015.

     At March 31, 2004, the Company had $217.4 million of restricted cash deposits and $185.3 million of restricted marketable securities held as financial guarantees, including $99.5 million of restricted cash held for capital expenditures under certain debt facilities, and $34.1 million and $185.3 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). The Company intends to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. The Company also intends to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2003.

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 141 collection companies in 22 states. We also own or operate 94 transfer stations and 57 active solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the three months ended March 31, 2004 and 2003 (dollars in millions):

	Three Months Ended
	March 31,
	2004		2003
Collection:
Residential	$157.1	24.6%	$145.4	24.5%
Commercial	182.6	28.7	173.9	29.2
Industrial	129.5	20.3	120.5	20.3
Other	13.8	2.2	12.5	2.1

Total collection	483.0	75.8	452.3	76.1

Transfer and disposal	233.2		215.3
Less: Intercompany	(120.4)		(112.2)

Transfer and disposal, net	112.8	17.7	103.1	17.3

Other	41.5	6.5	39.2	6.6

Total revenue	$637.3	100.0%	$594.6	100.0%

     Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide industrial and commercial collection services to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.

     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2004 and 2003, approximately 54% of the total volume of waste we collected was disposed of at landfills we own or operate.

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

     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2003 to 2004, operating income increased in our Eastern, Southern and Western regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Central and Southwestern regions, increased revenue was offset by increased costs for disposal and the long-haul transport of waste by third-party vendors. In addition, operating margins in the Central region continued to negatively impacted by weak economic conditions. The increase in costs for Corporate Entities from 2003 to 2004 is primarily due to increased insurance expense.

Business Combinations

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

     We acquired various solid waste businesses during the three months ended March 31, 2004 and 2003. The aggregate purchase price we paid in these transactions was $1.2 million and $7.7 million in cash, respectively.

     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Our income before cumulative effect of changes in accounting principles was $56.9 million for the three months ended March 31, 2004, as compared to $54.6 million for the three months ended March 31, 2003. Net income was $56.9 million for the three months ended March 31, 2004, or $.36 per diluted share, as compared to $16.8 million, or $.10 per diluted share, for the three months ended March 31, 2003. Net income for the three months ended March 31, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004		2003
Revenue	$637.3	100.0%	$594.6	100.0%
Expenses:
Cost of operations	403.5	63.3	367.7	61.9
Depreciation, amortization and depletion of property and equipment	56.7	8.9	55.5	9.3
Amortization of intangible assets	1.3	.2	1.3	.2
Accretion	3.3	.5	3.1	.5
Selling, general and administrative expenses	62.5	9.8	61.6	10.4

Operating income	$110.0	17.3%	$105.4	17.7%

     Revenue. Revenue was $637.3 million and $594.6 million for the three months ended March 31, 2004 and 2003, respectively, an increase of 7.2%. The following table reflects the components of our revenue growth for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Core price	2.3%	1.6%
Fuel surcharges	.1	.1
Recycling commodities	.5	.5

Total price	2.9	2.2

Core volume	3.5	2.8
Non-core volume	(.2)	.3

Total volume	3.3	3.1

Total internal growth	6.2	5.3

Acquisitions and divestitures, net	1.0	1.7
Taxes (a)	—	.7

Total revenue growth	7.2%	7.7%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     During the three months ended March 31, 2004, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2004. During the three months ended March 31, 2004, we experienced core volume growth in all lines of our business including our residential collection business resulting from the addition of several new municipal contracts and our landfill and transfer station businesses resulting from newly opened sites and new contracts. We expect this growth to decrease in the latter part of 2004 as we reach the anniversary date of these new contracts and sites. In addition, our core volume during the three months ended March 31, 2004 increased by approximately .8% in our industrial collection, transfer station and landfill businesses due to an additional day of operations associated with leap year.

     Cost of Operations. Cost of operations was $403.5 million for the three months ended March 31, 2004 versus $367.7 million for the comparable 2003 period. Cost of operations as a percentage of revenue was 63.3% for the three months ended March 31, 2004 versus 61.9% for the comparable 2003 period. The increase in aggregate dollars is primarily a result of the expansion of our business through internal growth and acquisitions. The increase in cost of operations as a percentage of revenue is primarily attributable to increases in self-insurance expense and disposal costs. Self-insurance expense was $44.2 million for the three months ended March 31, 2004 versus $33.4 million for the comparable 2003 period. This increase in self-insurance expense relates to existing claims and is attributable to the expansion of our operations and changes in actuarial estimates based on recent actual claims experience and expected claims development. The increase in cost of operations as a percentage of revenue is also due to increased fuel prices, an increase in revenue generated by lines of business that produce lower operating margins and an increase in costs associated with the long-haul transport of waste by third-party vendors.

     Depreciation, Amortization and Depletion of Property and Equipment. Expenses for depreciation, amortization and depletion of property and equipment were $56.7 million for the three months ended March 31, 2004 versus $55.5 million for the comparable 2003 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 8.9% for the three months ended March 31, 2004 versus 9.3% for the comparable 2003 period. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The decrease in such expenses as a percentage of our revenue is primarily due to a $2.6 million reduction in landfill amortization we recorded during the three months ended March 31, 2004 related to the annual review of our calculations with respect to landfill asset retirement obligations.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $1.3 million for the three months ended March 31, 2004 versus $1.3 million for the comparable 2003 period. Amortization of intangible assets as a percentage of revenue was .2% for the three months ended March 31, 2004 versus .2% for the comparable 2003 period.

     Accretion Expense. Accretion expense was $3.3 million for the three months ended March 31, 2004, versus $3.1 for the comparable 2003 period. Accretion expense as a percentage of revenue was .5% for the three months ended March 31, 2004, versus .5% for the comparable 2003 period. The increase in such expenses in aggregate dollars is primarily due to the expansion of our landfill operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $62.5 million for the three months ended March 31, 2004 versus $61.6 million for the comparable 2003 period. Selling, general and administrative expenses as a percentage of revenue were 9.8% for the three months ended March 31, 2004 versus 10.4% for the comparable 2003 period. The increase in such expenses in aggregate dollars versus the comparable period last year is primarily the result of the expansion of our operations through internal growth and acquisitions. The decrease in such expenses as a percentage of revenue is primarily due to a decrease in bad debt expense and leveraging our existing overhead structure over an expanding revenue base.

     Interest Expense. Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $20.7 million for the three months ended March 31, 2004 versus $20.4 million for the comparable 2003 period. The increase in interest expense for the three months ended March 31, 2004 versus the comparable 2003 period is primarily due to higher average outstanding debt balances partially offset by lower average rates.

     Capitalized interest was $.4 million for the three months ended March 31, 2004 versus $.4 million for the comparable 2003 period.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $2.5 million for the three months ended March 31, 2004 versus $3.0 million for the comparable 2003 period. The decrease in aggregate dollars versus the comparable periods last year is primarily due to a decrease in other income partially offset by an increase in interest income resulting from higher average outstanding cash and restricted cash balances.

     Income Taxes. The provision for income taxes was $34.9 million for the three months ended March 31, 2004 versus $33.4 million for the comparable 2003 period. Our effective income tax rate was 38% for the three months ended March 31, 2004 and 2003. Income taxes have been provided based upon our anticipated annual effective tax rate.

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

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2004:

			Landfills
	Balance as of	New	Acquired,			Changes in		Balance as of
	December 31,	Expansions	Divested or	Permits	Airspace	Engineering	Changes in	March 31,
	2003	Undertaken	Closed	Granted	Consumed	Estimates	Design	2004
Permitted airspace:
Cubic yards (in millions)	1,498.6	—	—	.8	(9.3)	(.2)	—	1,489.9
Number of sites	58		(1)	—				57
Expansion airspace:
Cubic yards (in millions)	268.7	—	—	(.8)	—	.1	2.0	270.0
Number of sites	15	—	—	—				15

Total available airspace:
Cubic yards (in millions)	1,767.3	—	—	—	(9.3)	(.1)	2.0	1,759.9

Number of active sites	58		(1)					57

     Changes in engineering estimates typically include minor modifications to available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

     During 2004, total available airspace decreased by 7.4 million cubic yards due primarily to airspace consumption.

     As of March 31, 2004, we owned or operated 57 active solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2004, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus ..3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Accrued Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2004, fifteen of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these fifteen landfills have an estimated remaining average site life of 30 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 31 years.

Final Capping, Closure and Post-Closure Costs

     As of January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement required us to change the methodology we used to record final capping, closure and post-closure costs. See Note 2, Accrued Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2004, accrued final capping, closure and post-closure costs were $206.7 million. The current portion of these costs of $27.2 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $179.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the three months ended March 31, 2004 and the future expected investment as of March 31, 2004 (in millions):

	Balance as of		Transfers
	December 31,	Capital	and
	2003	Additions	Adjustments	Retirements
Non-depletable landfill land	$49.5	$.2	$—	$—
Landfill development costs	1,335.2	.5	17.6	(1.9)
Construction in progress — landfill	60.8	10.3	(17.3)	—
Accumulated depletion and amortization	(644.6)	—	(.8)	1.9

Net investment in landfill land and development costs	$800.9	$11.0	$(.5)	$—

	Non-Cash
	Additions
	for Asset	Additions	Balance as of	Expected	Total
	Retirement	Charged to	March 31,	Future	Expected
	Obligations	Expense	2004	Investment	Investment
Non-depletable landfill land	$—	$—	$49.7	$—	$49.7
Landfill development costs	1.3	—	1,352.7	1,583.9	2,936.6
Construction in progress — landfill	—	—	53.8	—	53.8
Accumulated depletion and amortization	—	(19.6)	(663.1)	—	(663.1)

Net investment in landfill land and development costs	$1.3	$(19.6)	$793.1	$1,583.9	$2,377.0

     The following table reflects our net investment in our landfills, excluding non-depletable land and our depletion, amortization and accretion expense for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Number of active landfills owned or operated	57	56
Net investment, excluding non-depletable land (in millions)	$743.4	$679.3
Total estimated available disposal capacity (in millions of cubic yards)	1,759.9	1,771.4

Net investment per cubic yard	$.42	$.38

Landfill depletion and amortization expense (in millions)	$19.6	$21.0
Accretion expense (in millions)	3.3	3.1

	22.9	24.1
Airspace consumed (in millions of cubic yards)	9.3	8.9

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.46	$2.71

     The decrease in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2003 to 2004 is due to a $2.6 million reduction in landfill amortization we recorded during the three months ended March 31, 2004 related to the annual review of our estimates with respect to landfill asset retirements obligations. During the three months ended March 31, 2004 and 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of March 31, 2004, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.32 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to costs in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the three months ended March 31, 2004 and 2003.

Financial Condition

     At March 31, 2004, we had $217.4 million of restricted cash deposits and $185.3 million of restricted marketable securities held as financial guarantees, including $99.5 million of restricted cash held for capital expenditures under certain debt facilities, and $34.1 million and $185.3 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). We intend to liquidate a portion of these marketable securities and use the proceeds to repay the $225.0 million of public notes, which mature in May 2004. We also intend to use letters of credit to replace the financial guarantees secured by marketable securities to be liquidated.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002, we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long- and short-term portions of our credit facility, respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed again in July 2003 and expires in July 2004. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of March 31, 2004, we had $362.9 million available under the credit facility.

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

     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have total notional values of $225.0 million and $105.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6 5/8% and 6 3/8%, respectively. The swap agreements terminate in May 2004 and August 2011, respectively.

     At March 31, 2004, we had $462.4 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2004 to 2033. As of March 31, 2004, we had $99.5 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

     In addition to repaying the $225.0 million of public notes that mature in May 2004, we plan to extend the maturity of our short-term revolving credit facility prior to its expiration in July 2004 to July 2005. We believe that our excess cash, our cash from operating activities and proceeds from our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or extend the short-term credit facility on the same terms.

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the three months ended March 31, 2004 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2003	$19.0	$204.7	$54.7	$122.2
Non-cash asset additions	—	4.4	—	—
Accretion	—	3.3	—	—
Other additions charged to expense	.6	—	—	44.2
Revisions in estimates of future cash flows	—	(3.1)	—	—
Payments or usage	(1.9)	(2.6)	—	(32.2)

Balance, March 31, 2004	17.7	206.7	54.7	134.2
Current portion	17.7	27.2	4.3	59.6

Long-term portion	$—	$179.5	$50.4	$74.6

     Our expense related to doubtful accounts as a percentage of revenue for the three months ended March 31, 2004 was .09%. As of March 31, 2004, accounts receivable were $250.0 million, net of allowance for doubtful accounts of $17.7 million, resulting in days sales outstanding of 35, or 23 days net of deferred revenue. In addition, at March 31, 2004, our accounts receivable in excess of 90 days old totaled $14.6 million, or 5.4% of gross receivables outstanding.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2004 (in millions):

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	to Asset		Balance as of
	December 31,	Capital		Net of	Retirement	Transfers and	March 31,
	2003	Additions	Retirements	Divestitures	Obligations	Adjustments	2004
Other land	$94.4	$.4	$(.4)	$—	$—	$(.1)	$94.3
Non-depletable landfill land	49.5	.2	—	—	—	—	49.7
Landfill development costs	1,335.2	.5	(1.9)	—	1.3	17.6	1,352.7
Vehicles and equipment	1,490.6	22.9	(7.1)	.3	—	.8	1,507.5
Buildings and improvements	267.4	2.4	(.2)	—	—	1.4	271.0
Construction in progress — landfill	60.8	10.3	—	—	—	(17.3)	53.8
Construction in progress — other	6.4	2.1	—	—	—	(2.3)	6.2

Total	$3,304.3	$38.8	$(9.6)	$.3	$1.3	$.1	$3,335.2

	Accumulated Depreciation, Amortization and Depletion
		Additions
	Balance as of	Charged				Balance as of
	December 31,	to			Transfers and	March 31,
	2003	Expense	Retirements	Divestitures	Adjustments	2004
Landfill development costs	$(644.6)	$(19.6)	$1.9	$—	$(.8)	$(663.1)
Vehicles and equipment	(666.4)	(34.6)	6.0	—	—	(695.0)
Buildings and improvements	(62.3)	(2.5)	—	—	.8	(64.0)

Total	$(1,373.3)	$(56.7)	$7.9	$—	$—	$(1,422.1)

Liquidity and Capital Resources

     The major components of changes in cash flows for the three months ended March 31, 2004 and 2003 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $190.3 million and $100.8 million for the three months ended March 31, 2004 and 2003, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes. In December 2003, we received written approval from the Internal Revenue Service to exclude probable airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million of which approximately $33.0 million was collected during the three months ended March 31, 2004.

     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities was $44.4 million and $24.1 million for the three months ended March 31, 2004 and 2003, respectively, and consists primarily of cash used for capital additions and business acquisitions in 2004 and 2003. Capital additions were $38.8 million and $24.0 million for the three months ended March 31, 2004 and 2003, respectively. Cash used to acquire businesses, net of cash acquired, was $1.2 million and $7.7 million during the three months ended March 31, 2004 and 2003, respectively.

     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2004 and 2003 was $90.9 million and $52.1 million, respectively, and consists primarily of purchases of common stock for treasury.

     During 2000 through 2003, our board of directors authorized the repurchase of up to $675.0 million of our common stock. As of March 31, 2004, we repurchased a total of 29.1 million shares of our stock for $577.4 million of which 3.5 million shares were acquired during the three months ended March 31, 2004 for $93.1 million. In April 2004, our board of directors increased our existing share repurchase authorization by $75.0 million.

     In July 2003, our board of directors initiated a quarterly dividend of $.06 per share. In January 2004, we paid a dividend of $9.4 million to shareholders of record as of January 2, 2004. As of March 31, 2004, we recorded a dividend payable of approximately $9.3 million to shareholders of record at the close of business on April 1, 2004. In April 2004, our board of directors declared a regular quarterly dividend of $.06 per share for shareholders of record on July 1, 2004. Also in April 2004, our board of directors announced plans to increase our regular quarterly dividend to $.12 per share effective October 2004.

     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Ratings

     Our company has received investment grade ratings. As of March 31, 2004, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.

Free Cash Flow

     We define free cash flow, which is not a measure determined in accordance with generally accepted accounting standards, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three months ended March 31, 2004 is calculated as follows (in millions):

Three Months Ended
March 31, 2004
Cash provided by operating activities	$190.3
Purchases of property and equipment	(38.8)
Proceeds from the sale of property and equipment	1.7

Free cash flow	$153.2

     We believe that the presentation of free cash flow, which is a non-GAAP financial measure, provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from the sale of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, pursuing strategic acquisitions that augment our existing business platform, repurchasing shares of common stock at prices that provide value to our shareholders, paying cash dividends, maintaining our investment grade rating and minimizing debt. In addition, free cash flow is a key metric used to determine compensation. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Seasonality

     Our operations can be adversely affected by periods of inclement weather which could delay the collection and disposal of waste, reduce the volume of waste generated, or delay the construction or expansion of our landfill sites and other facilities.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities.” FIN 46 introduces a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. This interpretation is effective for all variable interest entities beginning March 31, 2004. We have evaluated our organizational structure and have concluded that FIN 46 has no impact on our consolidated financial position, results of operations or cash flows.

     There are no other new accounting pronouncements that pertain to our company.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things, whether the Company’s estimates and assumptions concerning its selected balance sheet accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to the Company’s landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate, and various factors that will impact the actual business and financial performance of the Company such as competition and demand for services in the solid waste industry; the Company’s ability to manage growth; compliance with, and future changes in, environmental regulations; the Company’s ability to obtain approval from regulatory agencies in connection with expansions at the Company’s landfills; the ability to obtain financing on acceptable terms to finance the Company’s operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; the Company’s dependence on key personnel; general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within the control of the Company; dependence on large, long-term collection contracts; dependence on acquisitions for growth; risks associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in the Company’s filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units)
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares (or	Paid per	as Part of Publicly	the Plans or
	Units)	Share (or	Announced Plans	Programs
Period	Purchased*	Unit)	or Programs	(in millions)
Month #1
(January 1, — January 31, 2004)	1,136,217	$25.73	1,106,900	$162.2

Month #2
(February 1, — February 29, 2004)	1,110,200	26.31	1,110,200	133.0

Month #3
(March 1, — March 31, 2004)	1,332,442	26.61	1,328,100	97.6

Total	3,578,859	$26.24	3,545,200

*	Includes 33,659 shares purchased in the open market in connection with our 401(k) and deferred compensation programs.

     The share purchases reflected in the table above, except those purchased in connection with employee benefit plans, were purchased pursuant to our $200.0 million repurchase program approved by the board of directors in October 2003. This share repurchase program does not have any expiration date. No share repurchase program approved by the board of directors has ever expired nor do we expect to terminate any programs prior to completion. In April 2004, the board of directors increased the existing share repurchase authorization by $75.0 million. In addition, we intend to make additional share purchases under our existing repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K:

(1)	The Company did not file any information on Form 8-K during the reporting period. Information furnished under Item 12 of Form 8-K is not incorporated by reference into any of our filings with the Securities and Exchange Commission.

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

Date: May 6, 2004