Form 10-Q
period 2004-06-30
REPUBLIC SERVICES INC
filed 2004-08-09
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     On July 30, 2004, the registrant had outstanding 151,827,058 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65.7	$119.2
Accounts receivable, less allowance for doubtful accounts of $16.1 and $19.0, respectively	269.2	248.9
Prepaid expenses and other current assets	76.2	182.1
Deferred tax assets	8.4	5.8

Total Current Assets	419.5	556.0
RESTRICTED CASH	220.9	215.0
RESTRICTED MARKETABLE SECURITIES	38.1	182.4
PROPERTY AND EQUIPMENT, NET	1,965.0	1,931.0
GOODWILL, NET	1,566.0	1,558.1
INTANGIBLE ASSETS, NET	25.0	25.0
OTHER ASSETS	87.3	86.6

	$4,321.8	$4,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111.9	$129.1
Accrued liabilities	128.9	118.6
Deferred revenue	90.9	88.5
Notes payable and current maturities of long-term debt	2.4	231.1
Other current liabilities	103.1	104.7

Total Current Liabilities	437.2	672.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,296.9	1,289.2
ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS	238.5	225.5
DEFERRED INCOME TAXES	384.7	353.5
OTHER LIABILITIES	124.4	109.4
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 184,799,268 and 183,431,611 issued, including shares held in treasury, respectively	1.8	1.8
Additional paid-in capital	1,378.3	1,347.8
Deferred compensation	(1.7)	—
Retained earnings	1,138.7	1,039.3
Treasury stock, at cost (32,664,200 and 25,604,100 shares, respectively)	(677.0)	(484.3)
Accumulated other comprehensive loss, net of tax	—	(.1)

Total Stockholders’ Equity	1,840.1	1,904.5

	$4,321.8	$4,554.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE	$683.2	$637.3	$1,320.5	$1,231.9
EXPENSES:
Cost of operations	431.2	399.3	834.7	767.0
Depreciation, amortization and depletion	65.5	59.4	123.5	116.2
Accretion	3.4	3.1	6.7	6.2
Selling, general and administrative	66.9	62.0	129.4	123.6

OPERATING INCOME	116.2	113.5	226.2	218.9
INTEREST EXPENSE	(19.2)	(19.8)	(39.9)	(40.2)
INTEREST INCOME	1.4	2.3	3.4	4.5
OTHER INCOME (EXPENSE), NET	(.2)	1.5	.3	2.3

INCOME BEFORE INCOME TAXES	98.2	97.5	190.0	185.5
PROVISION FOR INCOME TAXES	37.3	37.1	72.2	70.5

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	60.9	60.4	117.8	115.0
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	—	—	(37.8)

NET INCOME	$60.9	$60.4	$117.8	$77.2

BASIC EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.40	$.38	$.76	$.71
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(.23)

Basic earnings per share	$.40	$.38	$.76	$.48

Weighted average common shares outstanding	153.1	160.7	154.6	161.4

DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$.39	$.37	$.75	$.70
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(.23)

Diluted earnings per share	$.39	$.37	$.75	$.47

Weighted average common and common equivalent shares outstanding	155.7	162.5	157.0	162.9

CASH DIVIDENDS PER COMMON SHARE	$.06	$—	$.12	$—

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(in millions)

	Common Stock						Accumulated
			Additional				Other	Comprehensive
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Income
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	For the Period
BALANCE AT DECEMBER 31, 2003	157.8	$1.8	$1,347.8	$—	$1,039.3	$(484.3)	$(.1)
Net income	—	—	—	—	117.8	—	—	$117.8
Cash dividends	—	—	—	—	(18.4)	—	—	—
Issuance of common stock	1.4	—	27.9	—	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	2.6	(2.6)	—	—	—	—
Amortization of deferred compensation	—	—	—	.9	—	—	—	—
Purchase of common stock for treasury	(7.1)	—	—	—	—	(192.7)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.1	.1

Total comprehensive income	—	—	—	—	—	—	—	$117.9

BALANCE AT JUNE 30, 2004	152.1	$1.8	$1,378.3	$(1.7)	$1,138.7	$(677.0)	$—

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$117.8	$77.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	74.8	69.1
Landfill depletion and amortization	46.0	44.6
Amortization of intangible and other assets	2.7	2.5
Accretion	6.7	6.2
Amortization of deferred compensation	.9	—
Deferred tax provision	28.7	25.3
Provision for doubtful accounts	1.4	4.6
Income tax benefit from stock option exercises	5.8	3.1
Other non-cash charges	.2	(2.0)
Cumulative effect of changes in accounting principles, net of tax	—	37.8
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(21.4)	(31.2)
Prepaid expenses and other assets	99.8	(3.7)
Accounts payable and accrued liabilities	(9.5)	(20.3)
Other liabilities	8.0	39.1

	361.9	252.3

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(118.0)	(88.1)
Proceeds from sale of property and equipment	2.6	2.9
Cash used in business acquisitions, net of cash acquired	(37.6)	(18.2)
Cash proceeds from business dispositions	—	3.2
Amounts due and contingent payments to former owners	(2.1)	(3.9)
Change in restricted cash	(5.2)	(17.8)
Change in restricted marketable securities	144.3	—

	(16.0)	(121.9)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	32.5	36.3
Payments of notes payable and long-term debt	(245.5)	(1.6)
Issuance of common stock	24.7	27.8
Purchases of common stock for treasury	(192.7)	(86.8)
Dividends	(18.4)	—

	(399.4)	(24.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53.5)	106.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119.2	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65.7	$247.6

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities"(“FIN 46”). FIN 46 introduced a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. This interpretation was effective for all variable interest entities beginning March 31, 2004. The Company evaluated its organizational structure and concluded that FIN 46 has no impact on its consolidated financial position, results of operations or cash flows.

     There are no other new accounting pronouncements that are significant to the Company.

     At June 30, 2004, the Company had $38.1 million of restricted marketable securities held as financial guarantees. These securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based on quoted market prices. During the three and six months ended June 30, 2004, the

Company recorded a $(.3) million and $ .1 million unrealized gain (loss), net of tax, to other comprehensive income related to the change in fair value of these securities.

2. ACCRUED LANDFILL, ENVIRONMENTAL AND LEGAL COSTS

Landfill, Environmental and Legal Costs

     A summary of liabilities recorded for landfill, environmental and legal costs is as follows:

	June 30,	December 31,
	2004	2003
Landfill final capping, closure and post-closure costs	$213.8	$204.7
Remediation	55.1	54.7
Environmental and legal costs	3.6	3.7

	272.5	263.1
Less: Current portion (included in other current liabilities)	34.0	37.6

Long-term portion	$238.5	$225.5

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

Total Available Disposal Capacity

     As of June 30, 2004, the Company owned or operated 58 active solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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

     Upon meeting the Company’s expansion criteria, the rates used at each applicable landfill to expense or accrue costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace. These rates are also adjusted to include all additional costs to be capitalized or accrued associated with the expansion airspace.

     The Company has identified three steps that landfills generally follow to obtain expansion permits. These steps are as follows:

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

     During the three months ended June 30, 2004, the Company reclassified 70.3 million cubic yards of available airspace related to a certain landfill from permitted airspace to expansion airspace. The expansion airspace may require a conditional use permit from the local municipality, which the Company currently does not possess. Based upon an evaluation of facts at this time, the Company believes that this matter will be resolved in its favor. The Company also believes that the expansion airspace continues to meet its criteria for inclusion in total available disposal capacity. If this matter is not resolved in the Company’s favor, the expansion airspace would not meet the Company’s criteria for inclusion in total available disposal capacity. This could result in a non-cash impairment charge, the amount of which cannot be reasonably estimated at this time. See Note 3, Property and Equipment, of the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements for further discussion of asset impairments.

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

     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate was determined to be 6.50% and 6.75% for the six months ended June 30, 2004 and 2003, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate.

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

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the six months ended June 30, 2004 and 2003:

	Six Months
	Ended June 30,
	2004	2003
Asset retirement obligation liability, beginning of year	$204.7	$196.9
Cumulative effect of change in account principle	—	(14.5)
Additions incurred during the period	9.4	8.6
Revisions in estimates of future cash flows	(3.1)	—
Acquisitions during the period	.6	—
Amounts settled during the period	(4.5)	(2.4)
Accretion expense	6.7	6.2

Asset retirement obligation liability, end of period	213.8	194.8
Less: Current portion	25.4	16.9

Long-term portion	$188.4	$177.9

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $6.6 million at June 30, 2004, and are included as restricted cash in the Company’s Condensed Consolidated Balance Sheets.

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

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the six months ended June 30, 2004 and 2003.

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.8 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

     A summary of property and equipment is as follows:

	June 30,	December 31,
	2004	2003
Other land	$96.3	$94.4
Non-depletable landfill land	52.1	49.5
Landfill development costs	1,395.1	1,335.2
Vehicles and equipment	1,547.8	1,490.6
Buildings and improvements	275.4	267.4
Construction-in-progress — landfill	69.2	60.8
Construction-in-progress — other	9.9	6.4

	3,445.8	3,304.3

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(690.5)	(644.6)
Vehicles and equipment	(723.8)	(666.4)
Building and improvements	(66.5)	(62.3)

	(1,480.8)	(1,373.3)

Property and equipment, net	$1,965.0	$1,931.0

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

     The Company acquired various solid waste businesses during the six months ended June 30, 2004 and 2003. The aggregate purchase price paid by the Company in these transactions was $37.8 million and $18.2 million in cash, respectively. The businesses acquired during the six months ended June 30, 2004 did not materially impact the Company’s results of operations for the six months ended June 30, 2004 or 2003 on a pro forma basis.

     The following summarizes the preliminary purchase price allocations for business combinations consummated during the periods presented:

	Six Months
	Ended June 30,
	2004	2003
Property and equipment	$33.0	$5.9
Restricted cash	.6	—
Goodwill and other intangible assets	8.4	16.7
Working capital deficit	(3.7)	(4.3)
Other liabilities	(.7)	(.1)

Cash used in acquisitions, net of cash acquired	$37.6	$18.2

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

     The following table summarizes the activity in intangible assets and related accumulated amortization accounts for the six months ended June 30, 2003 and 2004:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	16.7	—	16.7
Other additions	—	.2	.2
Divestitures	(.5)	—	(.5)

Balance, June 30, 2003	$1,697.0	$40.2	$1,737.2

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(1.8)	(1.8)
Divestitures	.3	—	.3

Balance, June 30, 2003	$(143.3)	$(16.1)	$(159.4)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2003	$1,701.6	$43.2	$1,744.8
Acquisitions	7.8	.6	8.4
Other additions	—	1.4	1.4

Balance, June 30, 2004	$1,709.4	$45.2	$1,754.6

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(2.0)	(2.0)

Balance, June 30, 2004	$(143.4)	$(20.2)	$(163.6)

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

6. DEBT

     Notes payable and long-term debt are as follows:

	June 30,	December 31,
	2004	2003
$225.0 million unsecured notes, net of unamortized discount of $.1 million and including a $3.3 million adjustment to fair market value as of December 31, 2003; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in May 2004	$—	$228.2
$375.0 million unsecured notes, net of unamortized discount of $.3 million and $.4 million as of June 30, 2004 and December 31, 2003, respectively; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.7	374.6
$450.0 million unsecured notes, net of unamortized discount of $2.1 million and $2.2 million, and including $(5.1) million and $.9 million of adjustments to fair market value as of June 30, 2004 and December 31, 2003, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	442.8	447.8
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures July 2005 and $450.0 million matures 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2004 to 2033	477.4	463.2
Other debt; unsecured and secured by real property, equipment and other assets	4.4	6.5

	1,299.3	1,520.3
Less: Current portion	2.4	231.1

Long-term portion	$1,296.9	$1,289.2

     As of June 30, 2004, the Company had $355.1 million of availability under its revolving credit facility.

     As of June 30, 2004, the Company had $220.9 million of restricted cash, of which $104.2 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest paid was $41.2 million (net of $.8 million of capitalized interest) and $40.1 million (net of $1.0 million of capitalized interest) for the six months ended June 30, 2004 and 2003, respectively.

     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $210.0 million. Swap agreements with a notional value of $225.0 million matured in May 2004, and agreements with a notional value of $210.0 million mature in August 2011. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6 5/8% and 6 3/4%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting

for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

     As of June 30, 2004, interest rate swap agreements are reflected at fair market value of $(5.1) million and are included in other liabilities and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2004 and 2003, the Company recorded net interest income of $4.8 million related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

     The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At June 30, 2004, the Company was in compliance with the financial covenants under these agreements.

7. INCOME TAXES

     Income taxes have been provided for the six months ended June 30, 2004 and 2003 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid (net of refunds received) were $(24.8) million and $7.5 million for the six months ended June 30, 2004 and 2003, respectively.

     In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable airspace from its calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, the Company recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the six months ended June 30, 2004.

8. EMPLOYEE BENEFIT PLANS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation (“Equity-Based Compensation Units”) to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. As of June 30, 2004, 5.9 million Equity-Based Compensation Units remain available under the Stock Incentive Plan for future grants.

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

     The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. The fair value of stock units and restricted shares granted during the three months ended March 31, 2004 was $2.6 million, of which $.9 million was recorded as compensation expense in the Company’s Unaudited Condensed Consolidated Statements of Income during the six months ended June 30, 2004. The remaining $1.7 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’ equity in the Company’s Unaudited Condensed Consolidated Balance Sheets. No stock units or restricted shares were granted during the three months ended June 30, 2004.

     A summary of equity-based compensation activity for the six months ended June 30, 2004 is as follows:

	Equity-Based	Weighted-Average
	Compensation Units	Exercise Price
Outstanding at beginning of year	11.8	$17.17
Granted	1.7	24.62
Exercised	(1.3)	16.02
Cancelled	(.1)	17.88

Outstanding at June 30, 2004	12.1	$18.35

Exercisable at June 30, 2004	7.6	$17.05

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$60.9	$60.4	$117.8	$77.2
Less: Stock-based employee compensation expense pursuant to SFAS 123, net of tax	2.5	1.2	4.5	2.0

Net income, pro forma	$58.4	$59.2	$113.3	$75.2

Basic earnings per share-
As reported	$.40	$.38	$.76	$.48

Pro forma	$.38	$.37	$.73	$.47

Diluted earnings per share-
As reported	$.39	$.37	$.75	$.47

Pro forma	$.38	$.36	$.72	$.46

Assumptions -
Risk-free interest rates	3.2%	2.7%	3.2%	2.7%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	40%	40%	40%	40%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000 through 2004, the Board of Directors authorized the repurchase of up to $750.0 million of Common Stock. As of June 30, 2004, the Company had repurchased a total of 32.7 million shares of its stock for $677.0 million, of which 7.1 million shares were acquired during the six months ended June 30, 2004 for $192.7 million.

     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. In April 2004, the Company paid a dividend of $9.3 million to stockholders of record as of April 1, 2004. As of June 30, 2004, the Company recorded a dividend payable of approximately $9.1 million to stockholders of record at the close of business on July 1, 2004. In July 2004, the Company’s Board of Directors declared a regular quarterly dividend of $.12 per share payable to stockholders of record on October 1, 2004.

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

     Earnings per share for the three and six months ended June 30, 2004 and 2003 is calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$60,900	$60,400	$117,800	$77,200

Denominator:
Denominator for basic earnings per share	153,080	160,668	154,560	161,370
Effect of dilutive securities —
Options to purchase common stock	2,592	1,798	2,464	1,532
Unvested restricted stock awards	3	—	3	—

Denominator for diluted earnings per share	155,675	162,466	157,027	162,902

Basic earnings per share	$.40	$.38	$.76	$.48

Diluted earnings per share	$.39	$.37	$.75	$.47

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	22	128	22	179
Weighted average exercise price	$31.20	$25.45	$31.20	$24.16

10. SEGMENT INFORMATION

     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective six months ended June 30, 2004 and 2003, is shown in the following table:

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2004	Revenue	Revenue (b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$317.3	$(50.7)	$266.6	$20.7	$39.6	$20.5	$865.6
Central Region	340.0	(74.2)	265.8	38.2	50.0	30.3	973.3
Southern Region	361.8	(38.7)	323.1	31.3	57.6	31.1	869.5
Southwestern Region	171.0	(16.9)	154.1	15.9	21.5	10.9	408.5
Western Region	385.6	(75.0)	310.6	22.0	80.7	13.2	788.0
Corporate Entities (a)	.3	—	.3	2.1	(23.2)	12.0	416.9

Total	$1,576.0	$(255.5)	$1,320.5	$130.2	$226.2	$118.0	$4,321.8

				Depreciation,
	Gross	Intercompany	Net	Amortization,
	Operating	Operating	Operating	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue (b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$290.1	$(44.2)	$245.9	$17.5	$37.1	$9.5	$811.5
Central Region	326.7	(74.0)	252.7	35.5	51.2	26.1	952.1
Southern Region	333.7	(37.7)	296.0	30.7	53.6	20.4	823.8
Southwestern Region	166.1	(15.0)	151.1	13.8	25.2	11.2	367.6
Western Region	357.0	(70.8)	286.2	23.1	72.2	9.6	788.2
Corporate Entities (a)	—	—	—	1.8	(20.4)	11.3	548.3

Total	$1,473.6	$(241.7)	$1,231.9	$122.4	$218.9	$88.1	$4,291.5

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Collection:
Residential	$164.2	$149.4	$321.3	$294.8
Commercial	182.9	175.7	365.5	349.6
Industrial	140.6	133.0	270.1	253.5
Other	14.3	12.5	28.1	25.0

Total collection	502.0	470.6	985.0	922.9

Transfer and disposal	264.7	249.3	497.9	464.6
Less: Intercompany	(133.5)	(127.9)	(253.9)	(240.1)

Transfer and disposal, net	131.2	121.4	244.0	224.5
Other	50.0	45.3	91.5	84.5

Total revenue	$683.2	$637.3	$1,320.5	$1,231.9

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

     The Company’s liabilities for unpaid and incurred but not reported claims at June 30, 2004 were $136.9 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

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

Restricted Cash and Marketable Securities, and Other Financial Guarantees

     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At June 30, 2004, letters of credit totaling $478.7 million were outstanding, and surety bonds totaling $392.8 million were outstanding, which will expire on various dates through 2015.

     At June 30, 2004, the Company had $220.9 million of restricted cash deposits and $38.1 million of restricted marketable securities held as financial guarantees, including $104.2 million of restricted cash held for capital expenditures under certain debt facilities, and $34.2 million and $38.1 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). The Company liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes, which matured in May 2004.

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

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 141 collection companies in 22 states. We also own or operate 94 transfer stations and 58 active solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source for the three and six months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
Collection:
Residential	$164.2	24.0%	$149.4	23.4%	$321.3	24.3%	$294.8	23.9%
Commercial	182.9	26.8	175.7	27.6	365.5	27.7	349.6	28.4
Industrial	140.6	20.6	133.0	20.9	270.1	20.5	253.5	20.6
Other	14.3	2.1	12.5	1.9	28.1	2.1	25.0	2.0

Total collection	502.0	73.5	470.6	73.8	985.0	74.6	922.9	74.9

Transfer and disposal	264.7		249.3		497.9		464.6
Less: Intercompany	(133.5)		(127.9)		(253.9)		(240.1)

Transfer and disposal, net	131.2	19.2	121.4	19.1	244.0	18.5	224.5	18.2

Other	50.0	7.3	45.3	7.1	91.5	6.9	84.5	6.9

Total revenue	$683.2	100.0%	$637.3	100.0%	$1,320.5	100.0%	$1,231.9	100.0%

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

     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During three months ended June 30, 2004 and 2003, approximately 54% of the total volume of waste we collected was disposed of at landfills we own or operate.

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

     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2003 to 2004, operating income increased in our Eastern, Southern and Western regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Central and Southwestern regions, increased revenue was offset by increased costs for disposal and the long-haul transport of waste by third-party vendors. In addition, operating margins in the Central region continued to be negatively impacted by weak economic conditions. The increase in costs for Corporate Entities from 2003 to 2004 is primarily due to increased insurance and compensation expense.

Business Combinations

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

     We acquired various solid waste businesses during the six months ended June 30, 2004 and 2003. The aggregate purchase price we paid in these transactions was $37.8 million and $18.2 million in cash, respectively.

     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Our net income was $60.9 million, or $.39 per diluted share, for the three months ended June 30, 2004, as compared to $60.4 million, or $.37 per diluted share, for the three months ended June 30, 2003. Our income before cumulative effect of changes in accounting principles was $117.8 million for the six months ended June 30, 2004, as compared to $115.0 million for the six months ended June 30, 2003. Net income was $117.8 million for the six months ended June 30, 2004, or $.75 per diluted share, as compared to $77.2 million, or $.47 per diluted share, for the six months ended June 30, 2003. Net income for the six months ended June 30, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of these changes in accounting principles.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Revenue	$683.2	100.0%	$637.3	100.0%	$1,320.5	100.0%	$1,231.9	100.0%
Expenses:
Cost of operations	431.2	63.1	399.3	62.7	834.7	63.2	767.0	62.3
Depreciation, amortization and depletion of property and equipment	64.1	9.4	58.2	9.1	120.8	9.2	113.7	9.2
Amortization of intangible assets	1.4	.2	1.2	.2	2.7	.2	2.5	.2
Accretion	3.4	.5	3.1	.5	6.7	.5	6.2	.5
Selling, general and administrative expenses	66.9	9.8	62.0	9.7	129.4	9.8	123.6	10.0

Operating income	$116.2	17.0%	$113.5	17.8%	$226.2	17.1%	$218.9	17.8%

     Revenue. Revenue was $683.2 million and $637.3 million for the three months ended June 30, 2004 and 2003, respectively, an increase of 7.2%. Revenue was $1,320.5 million and $1,231.9 million for the six months ended June 30, 2004 and 2003, respectively, an increase of 7.2%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Core price	2.1%	1.5%	2.2%	1.5%
Fuel surcharges	.1	.3	.1	.2
Recycling commodities	.5	.2	.5	.4

Total price	2.7	2.0	2.8	2.1

Core volume	3.5	1.8	3.5	2.3
Non-core volume	—	.3	(.1)	.3

Total volume	3.5	2.1	3.4	2.6

Total internal growth	6.2	4.1	6.2	4.7
Acquisitions and divestitures, net	1.0	1.8	1.0	1.7
Taxes (a)	—	.6	—	.7

Total revenue growth	7.2%	6.5%	7.2%	7.1%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

     During the three and six months ended June 30, 2004, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2004. During the six months ended June 30, 2004, we experienced core volume growth in all lines of our business including our residential collection business resulting from the addition of several new municipal contracts and our landfill and transfer station businesses resulting from newly opened sites and new contracts. We expect this growth to decrease in the latter part of 2004 as we reach the anniversary date of these new contracts and sites.

     Cost of Operations. Cost of operations was $431.2 million and $834.7 million for the three and six months ended June 30, 2004, respectively, versus $399.3 million and $767.0 million for the comparable 2003 periods. Cost of operations as a percentage of revenue was 63.1% and 63.2% for the three and six months ended June 30, 2004 versus 62.7% and 62.3% for the comparable 2003 periods. The increase in aggregate dollars is primarily a result of the expansion of our business through internal growth and acquisitions. The increase in cost of operations as a percentage of revenue is primarily attributable to increased fuel prices and disposal costs. The increase in cost of operations as a percentage of revenue is also due an increase in revenue generated by lines of business that produce lower operating margins and an increase in costs associated with the long-haul transport of waste by third-party vendors.

     Depreciation, Amortization and Depletion of Property and Equipment. Expenses for depreciation, amortization and depletion of property and equipment were $64.1 million and $120.8 million for the three and six months ended June 30, 2004 versus $58.2 million and $113.7 million for the comparable 2003 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 9.4% and 9.2% for the three and six months ended June 30, 2004 versus 9.1% and 9.2% for the comparable 2003 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue is due to the expansion of our business and increased landfill volumes. This increase was partially offset by a $2.6 million reduction in landfill amortization we recorded during the first quarter of 2004 related to the annual review of our calculations with respect to landfill asset retirement obligations.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $1.4 million and $2.7 million for the three and six months ended June 30, 2004 versus $1.2 million and $2.5 million for the comparable 2003 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and six months ended June 30, 2004 and 2003, respectively. The increase in such expenses in aggregate dollars is due to the amortization of intangible assets associated with businesses acquired.

     Accretion Expense. Accretion expense was $3.4 million and $6.7 million for the three and six months ended June 30, 2004, versus $3.1 million and $6.2 million for the comparable 2003 periods. Accretion expense as a percentage of revenue was .5% for the three and six months ended June 30, 2004 and 2003, respectively. The increase in such expenses in aggregate dollars is primarily due to the expansion of our landfill operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $66.9 million and $129.4 million for the three and six months ended June 30, 2004 versus $62.0 million and $123.6 million for the comparable 2003 periods. Selling, general and administrative expenses as a percentage of revenue were 9.8% for the three and six months ended June 30, 2004 versus 9.7% and 10.0% for the comparable 2003 periods. The increase in such expenses in aggregate dollars is primarily the result of the expansion of our operations through internal growth and acquisitions. The increase in such expenses as a percentage of revenue for the three month period is primarily due to an increase in compensation costs partially offset by a decrease in bad debt expense. The decrease in such expenses as a percentage of revenue for the six month period is primarily due to a decrease in bad debt expense partially offset by higher compensation costs.

     Interest Expense. Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $19.2 million and $39.9 million for the three and six months ended June 30, 2004 versus $19.8 million and $40.2 million for the comparable 2003 periods. During the three months ended June 30, 2004, $225.0 million of public notes matured and were repaid resulting in a reduction in interest expense.

     Capitalized interest was $.4 million and $.8 million for the three and six months ended June 30, 2004 versus $.6 million and $1.0 million for the comparable 2003 periods.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $1.2 million and $3.7 million for the three and six months ended June 30, 2004 versus $3.8 million and $6.8 million for the comparable 2003 periods. The decrease in aggregate dollars versus the comparable periods last year is primarily due to a decrease in other income and a decrease in interest income resulting from lower average outstanding cash and restricted cash balances. During the three months ended June 30, 2004, we used a portion of our outstanding cash and restricted cash balances to repay $225.0 million of public notes.

     Income Taxes. The provision for income taxes was $37.3 million and $72.2 million for the three and six months ended June 30, 2004 versus $37.1 million and $70.5 million for the comparable 2003 periods. Our effective income tax rate was 38.0% for the three and six months ended June 30, 2004 and 2003. Income taxes have been provided based upon our anticipated annual effective tax rate.

     Cumulative Effect of Changes in Accounting Principles. During the first quarter of 2003, we adopted SFAS 143. SFAS 143 required us to change the methodology we used to record final capping, closure and post-closure costs related to our landfills. As of January 1, 2003, we recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, we also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in accounting principle for our methane gas collection systems. This change in accounting for methane gas collection systems was prompted by a thorough evaluation of our landfill accounting policy in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2004:

		Landfills						Balance
	Balance as of	Acquired,			Changes in			as of
	December 31,	Divested or	Permits	Airspace	Engineering	Changes in		June 30,
	2003	Closed	Granted	Consumed	Estimates	Design	Reclassifications	2004
Permitted airspace:
Cubic yards (in millions)	1,498.6	24.4	7.0	(20.1)	(.2)	—	(70.3)	1,439.4
Number of sites	58	—	—					58
Expansion airspace:
Cubic yards (in millions)	268.7	—	(7.0)	—	.1	2.0	70.3	334.1
Number of sites	15	—	(1)				1	15

Total available airspace:
Cubic yards (in millions)	1,767.3	24.4	—	(20.1)	(.1)	2.0	—	1,773.5

Number of active sites	58	—						58

     Changes in engineering estimates typically include minor modifications to available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

     During 2004, total available airspace increased by 6.2 million cubic yards primarily due to the acquisition of a landfill partially offset by airspace consumption.

     During the three months ended June 30, 2004, we reclassified 70.3 million cubic yards of available airspace related to a certain landfill from permitted airspace to expansion airspace. The expansion airspace may require a conditional use permit from the local municipality, which we currently do not possess. Based upon our evaluation of facts at this time, we believe that this matter will be resolved in our favor. We also believe that the expansion airspace continues to meet our criteria for inclusion in total available disposal capacity. See Note 2, Accrued Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of our expansion airspace criteria. If this matter is not resolved in our favor, the expansion would not meet our criteria for inclusion in total available disposal capacity. This could result in a non-cash impairment charge, the amount of which cannot be reasonably estimated at this time. See Note 3, Property and Equipment, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of asset impairments.

     This landfill serves Northeast Ohio, which includes our Cleveland, Akron and Canton marketplaces. Revenue generated from third parties at the landfill and total revenue generated by these markets account for less than one percent and less than three percent of our company’s total revenue, respectively. The landfill has approximately three to four years of remaining permitted airspace at current volumes.

     As of June 30, 2004, we owned or operated 58 active solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2004, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Accrued Landfill, Environmental and Legal Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of June 30, 2004, fifteen of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these fifteen landfills have an estimated remaining average site life of 32 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 31 years.

     The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of June 30, 2004:

	Number of Sites without Expansion Airspace	Number of Sites with Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	9	0	9	15%
5+ to 10 years	6	1	7	12
10+ to 20 years	9	3	12	21
20+ to 40 years	11	7	18	31
40+ years	8	4	12	21

Total	43	15	58	100%

     Sites with expansion airspace include five landfills with less that five years of remaining permitted airspace.

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

     As of June 30, 2004, accrued final capping, closure and post-closure costs were $213.8 million. The current portion of these costs of $25.4 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $188.4 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill, environmental and legal costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the six months ended June 30, 2004 and the future expected investment as of June 30, 2004 (in millions):

	Balance as of December 31, 2003	Capital Additions	Transfers and Adjustments	Retirements	Landfills Acquired, Net of Divestitures
Non-depletable landfill land	$49.5	$.2	$.9	$—	$1.5
Landfill development costs	1,335.2	4.8	22.0	(2.0)	28.8
Construction in progress — landfill	60.8	31.3	(22.9)	—	—
Accumulated depletion and amortization	(644.6)	—	(.8)	2.0	(1.1)

Net investment in landfill land and development costs	$800.9	$36.3	$(.8)	$—	$29.2

Continued

	Non-Cash
	Additions
	for Asset	Additions	Balance as of	Expected	Total
	Retirement	Charged to	June 30,	Future	Expected
	Obligations	Expense	2004	Investment	Investment
Non-depletable landfill land	$—	$—	$52.1	$—	$52.1
Landfill development costs	6.3	—	1,395.1	1,575.5	2,970.6
Construction in progress — landfill	—	—	69.2	—	69.2
Accumulated depletion and amortization	—	(46.0)	(690.5)	—	(690.5)

Net investment in landfill land and development costs	$6.3	$(46.0)	$825.9	$1,575.5	$2,401.4

     The following table reflects our net investment in our landfills, excluding non-depletable land and our depletion, amortization and accretion expense for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,
	2004	2003
Number of active landfills owned or operated	58	56

Net investment, excluding non-depletable land (in millions)	$773.8	$689.1
Total estimated available disposal capacity (in millions of cubic yards)	1,773.5	1,761.5

Net investment per cubic yard	$.44	$.39

Landfill depletion and amortization expense (in millions)	$46.0	$44.6
Accretion expense (in millions)	6.7	6.2

	52.7	50.8
Airspace consumed (in millions of cubic yards)	20.1	18.8

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.62	$2.70

     The decrease in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2003 to 2004 is due to a $2.6 million reduction in landfill amortization we recorded during the three months ended March 31, 2004 related to the annual review of our estimates with respect to landfill asset retirement obligations. During the six months ended June 30, 2004 and 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of June 30, 2004, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.32 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to costs in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the six months ended June 30, 2004 and 2003.

Financial Condition

     At June 30, 2004, we had $220.9 million of restricted cash deposits and $38.1 million of restricted marketable securities held as financial guarantees, including $104.2 million of restricted cash held for capital expenditures under certain debt facilities, and $34.2 million and $38.1 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). We liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes, which matured in May 2004.

     In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002, we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long- and short-term portions of our credit facility, respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed and expires in July 2005. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of June 30, 2004, we had $355.1 million available under the credit facility.

     In May 1999, we sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bore interest at 6 5/8% per annum and matured in May 2004. The remaining $375.0 million bear interest at 7 1/8% per annum and mature in 2009. Interest on these notes is payable semi-annually in May and November. The $225.0 million and $375.0 million in notes were offered at a discount of $1.0 million and $.5 million, respectively. Proceeds from the notes were used to repay our revolving credit facility.

     In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6 3/4% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. Proceeds from the notes were used to repay our revolving credit facility.

     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have total notional values of $225.0 million and $210.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6 5/8% and 6 3/4%, respectively. Swap agreements with a notional value of $225.0 million matured in May 2004, and agreements with a notional value of $210.0 million mature in August 2011.

     At June 30, 2004, we had $477.4 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2004 to 2033. As of June 30, 2004, we had $104.2 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

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

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the six months ended June 30, 2004 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2003	$19.0	$204.7	$54.7	$122.2
Non-cash asset additions	—	9.4	.8	—
Accretion	—	6.7	—	—
Other additions charged to expense	1.5	—	—	85.7
Revisions in estimates of future cash flows	—	(3.1)	—	—
Acquisitions	—	.6	—	—
Payments or usage	(4.4)	(4.5)	(.4)	(71.0)

Balance, June 30, 2004	16.1	213.8	55.1	136.9
Current portion	16.1	25.4	4.9	50.7

Long-term portion	$—	$188.4	$50.2	$86.2

     Our expense related to doubtful accounts as a percentage of revenue for the six months ended June 30, 2004 was .11%. As of June 30, 2004, accounts receivable were $269.2 million, net of allowance for doubtful accounts of $16.1 million, resulting in days sales outstanding of 35, or 23 days net of deferred revenue. In addition, at June 30, 2004, our accounts receivable in excess of 90 days old totaled $13.3 million, or 4.7% of gross receivables outstanding.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2004 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance				Additions		Balance
	as of			Acquisitions,	to Asset	Transfers	as of
	December 31,	Capital		Net of	Retirement	and	June 30,
	2003	Additions	Retirements	Divestitures	Obligations	Adjustments	2004
Other land	$94.4	$1.5	$(.4)	$.9	$—	$(.1)	$96.3
Non-depletable landfill land	49.5	.2	—	1.5	—	.9	52.1
Landfill development costs	1,335.2	4.8	(2.0)	28.8	6.3	22.0	1,395.1
Vehicles and equipment	1,490.6	68.4	(14.5)	2.6	—	.7	1,547.8
Buildings and improvements	267.4	6.1	(.1)	.3	—	1.7	275.4
Construction in progress — landfill	60.8	31.3	—	—	—	(22.9)	69.2
Construction in progress — other	6.4	5.7	—	—	—	(2.2)	9.9

Total	$3,304.3	$118.0	$(17.0)	$34.1	$6.3	$.1	$3,445.8

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions				Balance
	as of	Charged		Acquisitions,		as of
	December 31,	to		Net of	Transfers and	June 30,
	2003	Expense	Retirements	Divestitures	Adjustments	2004
Landfill development costs	$(644.6)	$(46.0)	$2.0	$(1.1)	$(.8)	$(690.5)
Vehicles and equipment	(666.4)	(69.8)	12.4	—	—	(723.8)
Buildings and improvements	(62.3)	(5.0)	—	—	.8	(66.5)

Total	$(1,373.3)	$(120.8)	$14.4	$(1.1)	$—	$(1,480.8)

Liquidity and Capital Resources

     The major components of changes in cash flows for the six months ended June 30, 2004 and 2003 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $361.9 million and $252.3 million for the six months ended June 30, 2004 and 2003, respectively. The changes in cash provided by operating activities during the periods are due to expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes. In December 2003, we received written approval from the Internal Revenue Service to exclude probable airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the six months ended June 30, 2004. Also during the six months ended June 30, 2004, we collected a $23.0 million note receivable associated with a divested business.

     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities was $16.0 million and $121.9 million for the six months ended June 30, 2004 and 2003, respectively, and consists primarily of cash used for capital additions and business acquisitions in 2004 and 2003 and cash provided by restricted marketable securities in 2004. Capital additions were $118.0 million and $88.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash used to acquire businesses, net of cash acquired, was $37.6 million and $18.2 million during the six months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004, we liquidated a significant portion of our restricted marketable securities and used the proceeds to repay $225.0 million of public notes.

     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2004 and 2003 was $399.4 million and $24.3 million, respectively, and consists primarily of purchases of common stock for treasury and payments of notes payable and long-term debt.

     During 2000 through 2004, our board of directors authorized the repurchase of up to $750.0 million of our common stock. As of June 30, 2004, we repurchased a total of 32.7 million shares of our stock for $677.0 million of which 7.1 million shares were acquired during the six months ended June 30, 2004 for $192.7 million.

     In July 2003, our board of directors initiated a quarterly dividend of $.06 per share. In April 2004, we paid a dividend of $9.3 million to stockholders of record as of April 1, 2004. As of June 30, 2004, we recorded a dividend payable of approximately $9.1 million to stockholders of record at the close of business on July 1, 2004. In July 2004, our board of directors declared a regular quarterly dividend of $.12 per share payable to stockholders of record on October 1, 2004.

     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Ratings

     Our company has received investment grade ratings. As of June 30, 2004, our senior debt was rated BBB+/positive by Standard & Poor’s, BBB+/positive by Fitch and Baa2/stable by Moody’s.

Free Cash Flow

     We define free cash flow, which is not a measure determined in accordance with generally accepted accounting standards in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three and six months ended June 30, 2004 is calculated as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Cash provided by operating activities.	$171.6	$361.9
Purchases of property and equipment	(79.2)	(118.0)
Proceeds from the sale of property and equipment	.9	2.6

Free cash flow	$93.3	$246.5

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities.” FIN 46 introduced a new consolidation model which determines control and consolidation based upon the majority beneficiary of the potential variability in gains and losses of the entity being evaluated. This interpretation was effective for all variable interest entities beginning March 31, 2004. We evaluated our organizational structure and concluded that FIN 46 has no impact on our consolidated financial position, results of operations or cash flows.

     There are no other new accounting pronouncements that are significant to our company.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things, whether the Company’s estimates and assumptions concerning its selected balance sheet accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to the Company’s landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate, and various factors that will impact the actual business and financial performance of the Company such as competition and demand for services in the solid waste industry; the Company’s ability to manage growth; compliance with, and future changes in, environmental regulations; the Company’s ability to obtain approvals in connection with expansions at the Company’s landfills; the ability to obtain financing on acceptable terms to finance the Company’s operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the ability of the Company to repurchase common stock at prices that are accretive to earnings per share; the Company’s dependence on key personnel; general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within the control of the Company; dependence on large, long-term collection contracts; dependence on acquisitions for growth; risks associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in the Company’s filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b)	of Publicly	Purchased Under the
	Shares (or Units)	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased*	per Share (or Unit)	Programs	(in millions)
Month #1 (April 1, — April 30, 2004)	1,053,483	$28.20	1,018,300	$143.9
Month #2 (May 1, — May 31, 2004)	1,779,600	28.39	1,779,600	93.4
Month #3 (June 1, — June 30, 2004)	717,000	28.39	717,000	73.0

Total	3,550,083	$28.33	3,514,900	$73.0

*	Includes 35,183 shares purchased in the open market in connection with our 401(k) and deferred compensation programs.

     The share purchases reflected in the table above, except those purchased in connection with employee benefit plans, were made pursuant to our $200.0 million and $75.0 million repurchase programs approved by our board of directors in October 2003 and April 2004, respectively. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 2004, we held our annual stockholders meeting. The holders of 138,448,215 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
James E. O’Connor	137,204,760	1,243,455
Harris W. Hudson	137,572,359	875,856
John W. Croghan	137,203,111	1,245,104
W. Lee Nutter	137,576,904	871,311
Ramon A. Rodriguez	137,170,160	1,278,055
Allan C. Sorenson	137,200,960	1,247,255

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

     (b) Reports on Form 8-K:

(1)	Form 8-K, dated April 28, 2004, filed under Item 5, including a press release announcing the Company’s Board of Directors had approved its regular quarterly dividend as well as increases in its annual dividend and share repurchase programs.

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

Date: August 9, 2004