Form 10-K
period 2004-12-31
REPUBLIC SERVICES INC
filed 2005-02-25
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒          No ☐
      As of June 30, 2004, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $4,395,636,476.
      As of February 18, 2005, the registrant had outstanding 149,670,988 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Portions of the Registrant’s Proxy Statement relative to the 2005 Annual Meeting of Stockholders.

INDEX
TO FORM 10-K

PART I

ITEM 1.	BUSINESS
Company Overview
      We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 140 collection companies in 22 states. We also own or operate 96 transfer stations, 58 solid waste landfills and 35 recycling facilities.
      As of December 31, 2004, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains a group of operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of operating segments.
      We had revenue of $2,708.1 million and $2,517.8 million and operating income of $452.3 million and $412.7 million for the years ended December 31, 2004 and 2003, respectively. The $190.3 million, or 7.6%, increase in revenue from 2003 to 2004 is primarily attributable to the successful execution of our operating and growth strategies described below. The $39.6 million, or 9.6%, increase in operating income from 2003 to 2004 is partially due to higher self-insurance expense during 2003 related to existing claims and was attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through the 2003 policy year. The remaining increase in operating income is due to the successful execution of our operating and growth strategies described below.
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
Industry Overview
      Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $44.0 billion, of which approximately 50% is generated by publicly-owned waste companies, 21% is generated by privately-held waste companies, and 29% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly-owned companies’ total revenue. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and other local governmental authorities generate approximately 50% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation.
      The solid waste industry experienced a period of rapid consolidation in the late 1990’s. During that time we were able to grow significantly through acquisitions. However, acquisitions in the industry have slowed considerably since late 1999. Despite this, we believe that the opportunity to grow through acquisitions still exists, albeit at a slower pace than experienced in previous years, as a result of the following factors:

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
Financial Strategy
      A key component of our financial strategy is our ability to generate free cash flow. Our definition of free cash flow, which is not a measure determined in accordance with generally accepted accounting principles, is cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. We believe that free cash flow provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment. It also demonstrates our ability to execute our financial strategy. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow.
      Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.
      We manage our free cash flow primarily by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable and accounts payable.
      We have used and will continue to use our cash flow to maximize stockholder value as well as our return on investment. This includes the following:

•	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

•	Internal Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

•	Strategic Acquisitions. We have and will continue to pursue strategic acquisitions that augment our existing business platform.

•	Share Repurchases. If we are unable to identify opportunities that satisfy our growth strategy, we intend to continue to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2004, we had repurchased a total of 35.2 million shares, or approximately 20% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $750.4 million. In October 2004, our board of directors authorized the repurchase of up to an additional $275.0 million of our common stock, of which $274.6 million remained available at December 31, 2004. We believe that our share repurchase program will continue to enhance stockholder value.

•	Dividends. In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. Effective October 2004, our quarterly cash dividend was increased to $.12 per share. We may consider increasing our quarterly cash dividend if we believe it will enhance stockholder value.

•	Minimize Borrowings. To the extent that the opportunities to enhance stockholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings.
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

James E. O’Connor, who has served as our Chief Executive Officer since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has over 30 years of experience in the solid waste industry.

Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 24 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, including Vice President of the Mid-Atlantic Region from 1992 to 1999.

The other corporate officers with responsibility for our operations have an average of over 23 years of management experience in the solid waste industry. Our five regional vice presidents and our 23 area presidents have an average of 24 years of experience in the industry.

In addition, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 40 years of experience in the solid waste industry, including 11 years with Waste Management and 19 years with private waste collection companies.

•	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. In early 2001, we added a sales, maintenance and operations manager to each of our regional management teams, which previously consisted of a regional vice president and a regional controller. We believe that strengthening our regional management teams allows us to more effectively and efficiently drive our company’s initiatives and helps ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for regional and area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

•	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2004, approximately 54% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we may be able to reduce our disposal costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs in the range of 10% of revenue, which we feel is appropriate given our existing business platform. In addition, our size allows

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

      For certain risks related to our operating strategy, see “Risk Factors.”
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

Pricing Activities. We seek to secure price increases necessary to offset increased costs. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business.

Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in high-growth markets. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. For example, we have secured exclusive, long-term franchise agreements in high-growth markets such as Los Angeles, Orange and Contra Costa Counties in California, Las Vegas, Nevada, Arlington, Texas, and many areas of Florida. We believe that this positions our company to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growth markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

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

Development Activities. We seek to identify opportunities to further our position as an integrated service provider in markets where we provide services for a portion of the waste stream. Where appropriate, we seek to obtain permits to build transfer stations and/or landfills that would provide vertically integrated waste services or expand the service area for our existing disposal sites. Development projects, while generally less capital intensive, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

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

Operations
      Our operations primarily consist of the collection, transfer and disposal of non-hazardous solid waste.
      Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers in 22 states through 140 collection companies. In 2004, 74.3% of our revenue was derived from collection services consisting of approximately 32.5% from services provided to municipal and residential customers, 36.6% from services provided to commercial customers, and 30.9% from services provided to industrial and other customers.
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

      Transfer and Disposal Services. We own or operate 96 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. As of December 31, 2004, we owned or operated 58 landfills, which had approximately 8,904 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand our sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See “— Properties.”
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
      Other Services. We have 35 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third party recycling facilities, thereby minimizing our recycling investment.
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
      In each market in which we own or operate a landfill, we compete for landfill business on the basis of disposal costs, geographical location and quality of operations. Our ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of waste, such as yard waste, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect our ability to operate our landfills at their full capacity and/or affect the prices that we can charge for landfill disposal services. In addition, most of the states in which we operate landfills have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.
Regulation
      Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are generally required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to obtain injunctions and/or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, public and occupational health and safety agencies and authorities administer these regulations, including the Occupational Safety and Health Administration of the U.S. Department of Labor.
      We strive to conduct our operations in compliance with applicable laws and regulations. However, in the existing climate of heightened environmental concerns, from time to time, we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. There is no assurance that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves.
      Federal Regulation. The following summarizes the primary environmental, public and occupational health and safety-related statutes of the United States that affect our facilities and operations:

(1) The Solid Waste Disposal Act, as amended, including the Resource Conservation and Recovery Act. RCRA and its implementing regulations establish a framework for regulating the handling,

transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and require states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

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

(2) The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to the site and parties who arranged for the disposal of the hazardous substances at the site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent upon the existence or disposal of only “hazardous wastes” but can also be based upon the existence of small quantities of more than 700 “substances” characterized by the U.S. EPA as “hazardous,” many of which may be found in common household waste.

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

Liability under CERCLA is not dependent upon the intentional disposal of hazardous waste or hazardous substances. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if our landfills have never knowingly received hazardous waste as such, it is possible that one or more hazardous substances may have been deposited or “released” at our landfills or at other properties which we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business and financial condition. For a further discussion, see “— Liability Insurance and Bonding.”

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

      State Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liability for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are or have been under consideration by the U.S. Congress and the U.S. EPA, respectively.
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
      Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal, and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet, in all material respects, all applicable regulations. If underground storage tanks we own or operate leak, and the leakage migrates onto the property of others, we could be liable for response costs and other damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our financial condition, results of operations or cash flows.
      Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various states have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from that involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional; however, states have also attempted to distinguish proposed laws from that involved in and implicated by that ruling. In response to these Supreme Court rulings, the U.S. Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.
      We have established a reserve for landfill and environmental costs, which includes landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our reserves for such landfill and environmental expenditures are adequate. However, environmental laws may change, and there can be no assurance that our reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or the identification of adverse environmental conditions previously unknown to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters” and “Risk Factors — Compliance with environmental regulation may impede our growth.”
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

      Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may continue to experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.
      In the normal course of business, we may be required to post performance bonds, insurance policies, letters of credit and/or cash or marketable securities deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits, and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds.
Employees
      As of December 31, 2004, we employed approximately 13,400 full-time employees, approximately 3,100 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.
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
Availability of Reports and Other Information
      Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Report on Form  10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

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
Economic conditions could adversely affect our business, operations and internal growth.
      In the past, economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing sector and the non-residential construction industry. Landfill volumes attributable to manufacturing and construction activity were also impacted. A slowdown in the economy in any of the markets we service could adversely affect volumes, pricing and operating margins in our collection, transfer and disposal operations.
An increase in the price of fuel may adversely affect our business.
      Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. During 2003 and 2004, we experienced increases in the cost of fuel. A portion of this increase was passed on to our customers. However, because of the competitive nature of the waste industry, there can be no assurances that we will be able to pass on current or any future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase significantly in 2005. A significant increase in fuel costs could adversely affect our business.

We may be unable to execute our financial strategy.
      Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.
      Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, to fund our internal growth, to acquire other solid waste businesses, repurchase shares of our common stock, pay dividends, minimize our borrowings and take other actions to enhance stockholder value. We cannot assure you that we will be successful in executing our broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will continue to repurchase our common stock, or that we will be able to pay cash dividends or increase the amount of our dividends.
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
      Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for solid waste businesses and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.
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
      Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by us. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.
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
      Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens’ groups and local politicians, sometimes challenge these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities and expanding existing facilities.

Seasonal changes may adversely affect our business and operations.
      Our operations may be adversely affected by periods of inclement weather which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.
We may be unable to extend the maturity of our revolving short-term credit facility.
      We have a revolving short-term credit facility in the principal amount of $300 million which expires in June 2005. We anticipate extending the maturity of this credit facility until at least June 2006. However, we cannot assure you that we will receive such extension and, if so, whether such extension will be on terms as favorable to us as those currently contained in the credit facility.
The outcome of audits by the Internal Revenue Service may adversely affect our company.
      Through the date of our initial public offering in July 1998, we filed consolidated federal income tax returns with AutoNation. In accordance with the tax sharing agreement we have with AutoNation, we may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998. The Internal Revenue Service is auditing our consolidated tax returns for fiscal years 1998 through 2003. No assurance can be given with respect to the outcome of the audits for these periods or the effect they may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	PROPERTIES
      Our corporate headquarters is located in Ft. Lauderdale, Florida in leased premises. As of December 31, 2004, we operated approximately 6,100 collection vehicles. Certain of our property and equipment are subject to operating leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.
      The following table provides certain information regarding the 58 landfills owned or operated by us as of December 31, 2004:

					Unused
			Total	Permitted	Permitted
Landfill Name	Location	Region	Acreage(2)	Acreage(3)	Acreage(4)

545 Landfill	Winter Garden, Florida	Southern	80	58	3
623 Landfill	Richmond, Virginia	Eastern	184	138	84
Apex	Clark County, Nevada	Western	2,285	1,233	1,018
Brent Run	Montrose, Michigan	Central	544	106	43
Broadhurst Landfill	Jesup, Georgia	Southern	1,400	105	49
Carleton Farms	Detroit, Michigan	Central	640	388	192
Cedar Trail	Bartow, Florida	Southern	392	68	68
Charter Waste	Abilene, Texas	Southwestern	396	300	264
Chiquita Canyon	Valencia, California	Western	592	257	45
Countywide	East Sparta, Ohio	Eastern	815	258	170
Dozit Landfill	Morganfield, Kentucky	Central	231	47	23
East Carolina Landfill	Aulander, North Carolina	Southern	740	113	42
Elk Run	Onaway, Michigan	Central	99	40	25
Epperson Landfill	Williamstown, Kentucky	Central	899	100	31
Foothills Landfill(1)	Lenior, North Carolina	Southern	258	78	50
Forest Lawn	Three Oaks, Michigan	Central	281	165	9
Front Range	Denver, Colorado	Southwestern	602	195	133
Greenville	Greenville, South Carolina	Southern	21	7	4
Highway 78	Oconee, Georgia	Southern	379	118	108
Honeygo Run	Perry Hall, Maryland	Eastern	68	39	5
Kestrel Hawk	Racine, Wisconsin	Central	218	138	20
Laughlin(1)	Laughlin, Nevada	Western	40	40	—
Mallard Ridge	Delavan, Wisconsin	Central	746	42	2
Modern	York, Pennsylvania	Eastern	739	230	22
National Serv-All	Fort Wayne, Indiana	Central	587	204	—
Nine Mile Road	St. Augustine, Florida	Southern	354	57	25
North County	Houston, Texas	Southwestern	100	31	2
Northwest Tennessee	Union City, Tennessee	Central	600	120	72
Oak Grove	Winder, Georgia	Southern	329	72	—
Ohio County Balefill(1)	Beaver Dam, Kentucky	Central	908	178	121
Pepperhill	North Charleston, South Carolina	Southern	37	26	—
Pine Grove	Amanda, Ohio	Eastern	734	112	65
Pine Ridge	Griffin, Georgia	Southern	515	196	130
Potrero	Suisan, California	Western	1,423	190	68
Presidio(1)	Presidio, Texas	Southwestern	10	10	6
Republic/ Alpine(1)	Alpine, Texas	Southwestern	80	74	67
Republic/ CSC	Avalon, Texas	Southwestern	517	190	116
Republic/ Maloy	Campbell, Texas	Southwestern	455	195	110
San Angelo(1)	San Angelo, Texas	Southwestern	257	236	138
Savannah Regional	Savannah, Georgia	Southern	129	56	34
Seabreeze Landfill	Clute, Texas	Southwestern	896	386	240
Seagull	Avalon, California	Western	6	3	—
Southern Illinois Regional	DeSoto, Illinois	Central	351	238	143
Spring Grove	Charleston, South Carolina	Southern	246	174	139
Swiftcreek Landfill	Macon, Georgia	Southern	836	85	12
Tay-Ban	Birch Run, Michigan	Central	87	43	9
Tri-K Landfill	Stanford, Kentucky	Central	612	190	150
Union County	Cross Anchor, South Carolina	Southern	600	83	67
United Refuse	Fort Wayne, Indiana	Central	305	77	15
Upper Piedmont Environmental	Roxboro, North Carolina	Southern	860	70	29
Uwharrie Landfill(1)	Mt. Gilead, North Carolina	Southern	466	118	45
Valley View Landfill	Sulphur, Kentucky	Central	894	199	93
Vasco Road	Livermore, California	Western	548	246	68
Victory Environmental	Terre Haute, Indiana	Central	1,013	303	133
Wabash Valley	Wabash, Indiana	Central	390	137	60
West Contra Costa County	Contra Costa, California	Western	350	188	—
Whitefeather	Pinconning, Michigan	Central	639	57	26
Worthington	Worthington, Indiana	Central	420	97	28

Total			29,203	8,904	4,621

(1)	Operated but not owned by us.
(2)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other contiguous land owned by our company.
(3)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(4)	Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to our stockholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
      Our common stock began trading on the New York Stock Exchange on July 1, 1998.
      The following table sets forth the range of the high and low sales prices of our common stock and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

2004
First Quarter	$27.43	$24.50	$.06
Second Quarter	30.27	27.05	.06
Third Quarter	30.10	26.50	.12
Fourth Quarter	33.98	28.95	.12

2003
First Quarter	$21.29	$18.25	$—
Second Quarter	24.41	19.50	—
Third Quarter	24.75	21.77	.06
Fourth Quarter	26.09	22.15	.06
      On February 17, 2005 the last reported sales price of our common stock was $31.02.
      There were approximately 87 record holders of our common stock at February 16, 2005, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
      In January 2005, our board of directors declared a regular quarterly dividend of $.12 per share for stockholders of record on April 1, 2005. We expect to continue to pay quarterly cash dividends, and our board of directors may consider increasing our quarterly cash dividends if we believe it will enhance stockholder value.
      From 2000 through 2004, our board of directors authorized the repurchase of up to $1,025.0 million of our common stock. As of December 31, 2004, we paid $750.4 million to repurchase approximately 35.2 million shares of our common stock, of which approximately 9.6 million shares were acquired during 2004 for $266.1 million. As of December 31, 2004, we had $274.6 million remaining under our share repurchase authorization.
      We have the ability under our loan covenants to pay dividends and repurchase our common stock under the condition that we are in compliance with the covenants. As of December 31, 2004, we were in compliance with the financial covenants of our loan agreements.
      The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Form 10-K.

Issuer Purchases of Equity Securities

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number	(b)	Purchased as Part	that May Yet Be
	of Shares	Average Price	of Publicly	Purchased Under the
	(or Units)	Paid per Share	Announced Plans	Plans or Programs
Period	Purchased*	(or Unit)	or Programs	(in millions)

Month #1 (October 1, — October 31, 2004)	95,105	$29.34	65,300	$296.0
Month #2 (November 1, — November 30, 2004)	504,900	31.23	504,900	280.2
Month #3 (December 1, — December 31, 2004)	170,200	33.27	170,200	274.6

Total	770,205	$31.45	740,400	$274.6

*	Includes 29,805 shares purchased in the open market in connection with our 401(k) and deferred compensation programs.
      The share purchases reflected in the table above, except those purchased in connection with employee benefit plans, were made pursuant to our $200.0 million, $75.0 million and $275.0 million repurchase programs approved by our board of directors in October 2003, April 2004 and October 2004, respectively. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $274.6 million.

ITEM 6.	SELECTED FINANCIAL DATA (in millions, except per share data)
      The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected statement of income data and the other operating data for 2001 and 2000 and the selected balance sheet data at December 31, 2001 and 2000 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2004 presentation. See Notes 1, 4 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders’ equity and their effect on comparability of year-to-year data.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Statement of Income Data:
Revenue	$2,708.1	$2,517.8	$2,365.1	$2,257.5	$2,103.3
Expenses:
Cost of operations	1,714.4	1,605.4	1,472.9	1,422.5	1,271.3
Depreciation, amortization and depletion	259.4	239.1	199.6	215.4	197.4
Accretion	13.7	12.7	—	—	—
Selling, general and administrative	268.3	247.9	238.7	236.5	193.9
Other charges (income)	—	—	(5.6)	99.6	6.7

Operating income	452.3	412.7	459.5	283.5	434.0
Interest expense	(76.7)	(78.0)	(77.0)	(80.1)	(81.6)
Interest income	6.9	9.5	4.3	4.4	1.7
Other income (expense), net	1.2	3.2	(.3)	1.5	2.3

Income before income taxes	383.7	347.4	386.5	209.3	356.4
Provision for income taxes	145.8	132.0	146.9	83.8	135.4

Income before cumulative effect of changes in accounting principles	237.9	215.4	239.6	125.5	221.0
Cumulative effect of changes in accounting principles	—	(37.8)	—	—	—

Net income	$237.9	$177.6	$239.6	$125.5	$221.0

Basic earnings per share:
Before cumulative effect of changes in accounting principles	$1.56	$1.34	$1.45	$.74	$1.26
Cumulative effect of changes in accounting principles	—	(.23)	—	—	—

Basic earnings per share	$1.56	$1.11	$1.45	$.74	$1.26

Weighted average common shares outstanding	152.8	160.3	165.4	170.1	175.0

Diluted earnings per share:
Before cumulative effect of changes in accounting principles	$1.53	$1.33	$1.44	$.73	$1.26
Cumulative effect of changes in accounting principles	—	(.23)	—	—	—

Diluted earnings per share	$1.53	$1.10	$1.44	$.73	$1.26

Weighted average common and common equivalent shares outstanding	155.3	162.1	166.7	171.1	175.0

Cash dividends per common share	$.36	$.12	$—	$—	$—

	Years Ended December 31,

	2004	2003	2002	2001	2000

Other Operating Data:
Cash flows from operating activities	$666.3	$600.5	$569.7	$459.2	$461.8
Capital expenditures(a)	283.8	273.2	258.6	249.3	208.0
Proceeds from the sale of property and equipment	5.7	9.1	14.6	8.7	12.6

	As of December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and cash equivalents	$141.5	$119.2	$141.5	$16.1	$2.0
Restricted cash and marketable securities	275.7	397.4	175.0	142.3	84.3
Total assets	4,464.6	4,554.1	4,209.1	3,856.3	3,561.5
Total debt	1,354.3	1,520.3	1,442.1	1,367.7	1,256.7
Total stockholders’ equity	1,872.5	1,904.5	1,881.1	1,755.9	1,674.9

(a)	During 2002, we also paid $72.6 million to purchase equipment originally placed into service pursuant to an operating lease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.
Overview of Our Business
      We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 140 collection companies in 22 states. We also own or operate 96 transfer stations, 58 solid waste landfills and 35 recycling facilities.
      We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
      The following table reflects our revenue by source for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Years Ended December 31,

	2004		2003		2002

Collection:
Residential	$655.2	24.2%	$601.2	23.9%	$530.7	22.4%
Commercial	737.9	27.2	706.0	28.0	696.7	29.5
Industrial	558.1	20.6	523.0	20.8	501.6	21.2
Other	62.2	2.3	50.9	2.0	50.8	2.1

Total collection	2,013.4	74.3	1,881.1	74.7	1,779.8	75.2

Transfer and disposal	1,031.0		967.5		854.1
Less: Intercompany	(519.8)		(493.7)		(428.5)

Transfer and disposal, net	511.2	18.9	473.8	18.8	425.6	18.0
Other	183.5	6.8	162.9	6.5	159.7	6.8

Revenue	$2,708.1	100.0%	$2,517.8	100.0%	$2,365.1	100.0%

      Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets derive revenue from long-term contracts with municipalities. We generally provide industrial and commercial collection services to individual customers under contracts with terms up to three years. Our revenue from landfill services is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the last three years.
      The cost of our collection operations is primarily variable and includes transfer, disposal, labor, self-insurance, fuel and equipment maintenance costs. We try to be more efficient by controlling the movement of waste streams from the point of collection through disposal. During the three months ended December 31, 2004, approximately 54% of the total volume of waste we collected was disposed of at landfills we own or operate.
      Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.
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
      Our operations are managed and reviewed through five regions which we designate as our reportable segments. From 2003 to 2004, operating income increased in our Eastern, Southern and Western regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Central region, increased revenue was offset by weak economic conditions and an increase in costs related to the long-haul transport of waste by third-party vendors. In the Southwestern region, revenue growth was impeded by the closure of a landfill and the completion of a special waste contract during 2003. The decrease in costs for Corporate Entities from 2003 to 2004 is primarily due to a decrease in self-insurance expense.
2004 Financial Objectives
      In January 2004, we publicly announced our objectives for the year. These objectives included the following:

•	Generating free cash flow of approximately $340 million.

•	Using our free cash flow to repurchase shares of our common stock under our $200.0 million share repurchase program approved by our board of directors in October 2003 and continuing to pay quarterly cash dividends.

•	Generating diluted earnings per share of $1.50 to $1.55.

•	Growing revenue from core operations by 3%, with approximately 2% attributable to price increases and 1% attributable to volume growth.

•	Purchasing approximately $275 million of property and equipment.
2004 Business Performance
      During 2004, we achieved our earnings per share objective and exceeded our internal growth, free cash flow and share repurchase objectives.
      Our internal growth from core operations for 2004 was 5.9%, with 2.3% from price increases and 3.6% from volume growth. During 2004, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. We experienced core volume growth in all lines of our business, including our residential collection business resulting from the addition of several new municipal contracts, and our landfill and transfer station businesses resulting from newly opened sites and new contracts. Our core volume growth was also positively impacted by the hurricanes. In addition, our geographic mix of business, which is concentrated in high growth markets, positively impacted our operating results. As a result, during 2004 we were able to exceed the internal growth objectives we established at the beginning of the year.
      During 2004, our operating margins improved, primarily due to lower self-insurance expense. This benefit was partially offset by increased costs for fuel, labor and subcontracting costs associated with the long-haul transport of waste by third party vendors. The net expansion in our operating margin allowed us to achieve diluted earnings per share of $1.53 during the year ended December 31, 2004.

      During 2004, we generated free cash flow of $388.2 million (consisting of cash provided by operating activities of $666.3 million, less purchases of property and equipment of $283.8 million, plus proceeds from the sale of property and equipment of $5.7 million), which substantially exceeded our objective. Our free cash flow was positively impacted by lower than expected cash taxes due to bonus depreciation and our change in tax method related to certain landfill costs.
      In April 2004, our board of directors increased our share repurchase authorization from $200.0 million to $275.0 million. During 2004, we used our free cash flow to repurchase approximately 9.6 million shares of our common stock for $266.1 million. Also, during the third quarter of 2004, our board of directors increased our quarterly dividend to $.12 per share.
2005 Financial Objectives
      Our financial objectives for 2005 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter 2004. Specific guidance is as follows:

•	We expect to generate free cash flow in excess of $260 million.

•	We anticipate using our free cash flow to continue to repurchase shares of our common stock under our $275.0 million share repurchase program approved by our board of directors in October 2004 and to continue to pay quarterly cash dividends.

•	We anticipate diluted earnings per share of $1.65 to $1.70.

•	We are targeting internal growth from core operations to be in the range of 4.0% to 4.5%, with 2.5% attributable to price increases and 1.5% to 2.0% attributable to volume growth.

•	We anticipate purchasing approximately $300 million of property and equipment.
      We expect our free cash flow during 2005 to be lower than 2004 and 2003 because of higher tax payments due to the reversal of bonus depreciation, higher purchases of property and equipment and several one-time items that benefited previous periods, including utilization of a tax receivable and the collection of a note receivable during 2004, and an increase in self-insurance reserves during 2003.
2005 Business Initiatives
      Our business initiatives for 2005 are generally a continuation of those initiated in the prior three years and are dependent on further standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our new systems is essential to the overall success of our initiatives. Our business initiatives for 2005 are as follows:

•	Pricing initiatives. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. The purpose of this initiative is to recover increasing costs and improve operating margins. We realized the benefit of this initiative during 2004 and expect a similar benefit during 2005.

•	Improve the quality of our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we implemented the second generation of this software which we call RSI 1.0. RSI 1.0, our company’s core business system, provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis. During 2005, we will begin to develop the next generation of our billing and operating system. This system will provide additional functionality to our operating locations and further standardize our billing and operating processes.

We currently monitor our return on investment by market place and have instituted a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

During 2001, we also implemented a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. During 2005, we will continue to ensure our sales force is properly trained on this system and is using it as intended.

•	Improve the productivity of our operations. We use a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2005, we will continue to update our disposal optimization metrics. These metrics identify which local disposal option maximizes our return on invested capital and cash flow.

•	Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and parts procurement system. During 2003, we implemented Dossier at all of our significant hauling and landfill operations. Among other features, this system tracks parts inventories, generates automatic quantity order points and logs all maintenance work. It allows us to capture and review information to ensure our preventive maintenance programs comply with manufacturers’ warranties and governmental regulations. In addition, the purchase order module within this system allows us to cross-reference purchasing information with our inventory. During 2005, we intend to further utilize this purchase order module to take advantage of volume discounts.

•	Enhance operational and financial reporting systems. We have several initiatives aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

One of our most significant systems is our enterprise-wide general ledger package. We successfully converted all of our locations to Lawson general ledger software in 2002 and in 2003 successfully converted all of our locations to Lawson fixed asset software.

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

•	Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of increasing insurance costs, we expanded our safety training programs in 2002. During 2004, we distributed to all of our locations a comprehensive training and safety manual. Safety will continue to be a key area of focus during 2005.

•	Develop and implement performance strategies. Develop and implement strategies to improve the performance of locations and lines of business that are performing below the company’s average.

Critical Accounting Policies and Disclosures
      Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial position, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Landfill Accounting:
Life Cycle Accounting	We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units- of-consumption basis as airspace is consumed.	Cost and airspace estimates are developed annually by engineers. Changes in these estimates could significantly affect our amortization, depletion, and accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.

Probable Expansion Airspace	We include in our calculation of total available airspace expansion areas that we believe have a probable likelihood that the expansion area will ultimately be permitted.	We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying each of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion, and accretion expense could change significantly.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Final Capping, Closure and Post-Closure	Prior to January 1, 2003, costs for final closure of our landfills and costs for providing required post-closure monitoring and maintenance were charged to cost of operations based upon consumed airspace using the units-of- consumption method. These costs were not inflated or discounted to the present value of total estimated costs. On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of- consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post- closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill life. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and the company’s credit-adjusted, risk-free rate.	Total future costs for capping, closure and post- closure are developed annually by engineers. Changes in these estimates could affect our amortization of final capping, closure and post- closure costs and our accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters and — Selected Balance Sheet Accounts.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Self-Insurance:
Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Self-insurance accruals are based on claims reported and actuarial estimates of claims development and claims incurred but not reported.	Estimates of claims development and claims incurred but not reported are developed actuarially. If actual claims experience or development is significantly different than our estimates, our self- insurance expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 12, Commitments and Contingencies in the Consolidated Financial Statements.

Property and Equipment:
Expenditures for Improvements, Repairs and Maintenance	Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are expensed when incurred.	Whether certain expenditures improve an asset or lengthen its useful life is subject to our judgment. Accordingly, the actual useful lives of our assets could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Useful Lives	Property and equipment are recorded at cost. Depreciation and amortization expense are provided over the estimated useful lives of the applicable assets using the straight-line method. The estimated useful lives are seven to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, three to fifteen years for all other equipment, and five to twelve years for furniture and fixtures.	Our estimates regarding the useful lives of our depreciable assets are based on our judgment. Accordingly, actual useful lives could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Capitalized Interest	We capitalize interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.”	Capitalizing too little or too much interest expense could lead to a misstatement of interest expense in the statement of income. In order to minimize this risk, construction projects must meet the following criteria before interest is capitalized:
1. Total construction costs are $50,000 or greater,
2. the construction phase is one month or longer, and
3. the assets have a useful life of one year or longer.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Revenue and Accounts Receivable:
Revenue consists primarily of collection fees from various customer types and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue. Revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the past three years. Reserves for accounts receivable are provided when a receivable is believed to be uncollectible or generally when a receivable is in excess of 90 days old.	Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of judgment. If our judgment and estimates concerning the adequacy of our reserve for accounts receivable is incorrect, bad debt expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Derivatives:
From time to time, we use derivatives to limit our exposure to fluctuations in interest rates and diesel fuel prices. These derivatives have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”	The hedging relationships we have entered into are expected to be either 100% effective or highly effective and have been determined to meet the criteria for hedge accounting. If, in the future, these relationships are no longer expected to be 100% or highly effective, or if they no longer meet the criteria for hedge accounting, our results of operations could change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and — Fuel Hedge.

Note 5, Debt, and Note 11, Fuel Hedge in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Long-Lived Asset Impairments:
Long-lived assets consist primarily of property, equipment, goodwill and other intangible assets. We periodically evaluate whether events and circumstances have occurred (as further described in Note 2 of the Consolidated Financial Statements) that may warrant revision of the estimated useful life of long-lived assets or whether the remaining balance of these assets should be evaluated for possible impairment. We use an estimate of the undiscounted cash flows over the remaining life of the assets in assessing their recoverability. In addition, goodwill is tested for impairment on an annual basis or more frequently if indicators of impairment arise. In testing for impairment, we estimate the fair value of each operating segment of our business and compare the fair values with the carrying values. If the fair value of an operating segment is greater than its carrying value, no impairment results. We measure impairment loss as the amount by which the carrying amount of the asset or operating segment exceeds its fair value.	Our estimates of future cash flows and fair values are based on our judgment. Accordingly, we could designate certain assets as impaired that are not and fail to identify certain impaired assets.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies, and Note 4, Business Combinations in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Income Taxes:
	We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly, deferred taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. After the initial recognition of a deferred tax asset, a valuation allowance is provided if it is determined that it is more likely than not that the asset will not be realized.	Valuation allowances for deferred tax assets and the realizability of net operating losses for tax purposes are based upon our judgment. If our judgment and estimates concerning valuation allowances and the realizability of net operating losses are incorrect, our provision for income taxes would change.	Note 2, Summary of Significant Accounting Policies, and Note 6, Income Taxes in the Consolidated Financial Statements.
Business Combinations
      We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.
      We acquired various solid waste businesses during the years ended December 31, 2004, 2003 and 2002. The aggregate purchase prices we paid for these transactions was $47.4 million, $51.5 million and $55.8 million, respectively.
      Cost in excess of fair value of net assets acquired (goodwill) for 2004 acquisitions totaled approximately $13.2 million. As of December 31, 2004 we had goodwill, net of accumulated amortization, of $1,562.7 million.
      During 2004, $28.2 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. As of December 31, 2004, we had $743.6 million of landfill development costs, net of accumulated depletion and amortization, which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. When a landfill is acquired as part of a group of assets, purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other non-depletable landfill assets and liabilities acquired (primarily final capping, closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate.

      Goodwill for 2003 acquisitions totaled approximately $21.2 million. As of December 31, 2003, we had goodwill, net of accumulated amortization, of $1,558.1 million. $27.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace.
      Goodwill for 2002 acquisitions totaled approximately $40.1 million. As of December 31, 2002, we had goodwill, net of accumulated amortization, of $1,544.2 million.
Consolidated Results of Operations

Years Ended December 31, 2004, 2003 and 2002
      Our income before cumulative effect of changes in accounting principles was $237.9 million for the year ended December 31, 2004, as compared to $215.4 million in 2003 and $239.6 million in 2002. Net income was $237.9 million for year ended December 31, 2004, or $1.53 per diluted share, as compared to $177.6 million, or $1.10 per diluted share, in 2003 and $239.6 million, or $1.44 per diluted share, in 2002. Net income for the year ended December 31, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Consolidated Financial Statements for further discussion of these changes in accounting principles. Our operating results for the year ended December 31, 2002 include other charges (income) described below.
      The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 2002 through 2004:

	2004		2003		2002

	$	%	$	%	$	%

Revenue	$2,708.1	100.0%	$2,517.8	100.0%	$2,365.1	100.0%
Cost of operations	1,714.4	63.3	1,605.4	63.8	1,472.9	62.3
Depreciation, amortization and depletion of property and equipment	252.4	9.3	233.8	9.3	193.5	8.2
Amortization of intangible assets	7.0	.3	5.3	.2	6.1	.2
Accretion	13.7	.5	12.7	.5	—	—
Selling, general and administrative expenses	268.3	9.9	247.9	9.8	238.7	10.1
Other charges (income)	—	—	—	—	(5.6)	(.2)

Operating income	$452.3	16.7%	$412.7	16.4%	$459.5	19.4%

      Revenue. Revenue was $2,708.1 million, $2,517.8 million and $2,365.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue increased by $190.3 million, or 7.6%, from 2003 to

2004. Revenue increased by $152.7 million, or 6.5%, from 2002 to 2003. The following table reflects the components of our revenue growth for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Core price	2.3%	1.8%	1.4%
Fuel surcharges	.2	.2	—
Recycling commodities	.5	.1	.4

Total price	3.0	2.1	1.8

Core volume	3.6	2.1	1.6
Non-core volume	.1	—	.4

Total volume	3.7	2.1	2.0

Total internal growth	6.7	4.2	3.8
Acquisitions	.9	1.8	.8
Taxes(a)	—	.5	.2

Total revenue growth	7.6%	6.5%	4.8%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

•	2004: During the year ended December 31, 2004, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. During the year ended December 31, 2004, we experienced core volume growth in all lines of our business, including our residential collection business resulting from the addition of several new municipal contracts, and our landfill and transfer station businesses resulting from newly opened sites and new contracts. Our internal growth from our core operations was 5.9% in 2004.

•	2003: During the first three quarters of 2003, we experienced moderate growth in revenue due to an increase in core pricing. During the fourth quarter of 2003, our revenue growth from core pricing increased at a more rapid pace due to our broad-based pricing initiative.

During 2003, the economic slowdown which began during 2001 continued to negatively impact our business. However, during 2003, our revenue growth from core volume continued to be positively impacted by long-term franchise and municipal contracts that were secured during 2002. Our internal growth from core operations was 3.9% in 2003.

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

Despite the weakness we experienced in the aspects of our business noted above, our internal growth from core operations for 2002 was 3.0%. During 2002, we secured several long-term franchise and municipal contracts. We also benefited from the geographic mix of our business which favors high- growth markets.

•	2005 Outlook: We anticipate internal growth from core operations to be in the range of 4.0% to 4.5% during 2005 assuming no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2004. However, our price and volume growth may remain flat or may decline in 2005 depending upon economic conditions and our success in implementing pricing initiatives.
      Cost of Operations. Cost of operations was $1,714.4 million, $1,605.4 million and $1,472.9 million, or, as a percentage of revenue, 63.3%, 63.8% and 62.3%, for the years ended December 31, 2004, 2003 and 2002, respectively.

      The increase in aggregate dollars in all periods presented is primarily a result of the expansion of our operations through internal growth and acquisitions.
      The increase in cost of operations as a percentage of revenue from 2002 to 2003 and the decrease in cost of operations as a percentage of revenue from 2003 to 2004 is primarily attributable to higher self-insurance expense in 2003. Self-insurance expense was $165.3 million, $189.5 million and $138.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in self-insurance expense in 2003 related to existing claims and was attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through the 2003 policy year.
      Excluding self-insurance expense, cost of operations as a percentage of revenue increased during the year ended December 31, 2004 versus the comparable 2003 period. This increase is primarily attributable to increased fuel prices, labor costs and subcontracting costs associated with the long-haul transport of waste by third-party vendors. Excluding self-insurance expense, cost of operations as a percentage of revenue decreased in 2003 versus the comparable 2002 period due to the elimination of closure and post-closure expense as a component of cost of operations in accordance with SFAS 143 in 2003 and the termination of our operating lease facility in July 2002. This decrease was partially offset by increased fuel prices, an increase in waste taxes levied on landfill volumes in certain states, an increase in revenue generated by lines of business that produce lower operating margins and an increase in the long-haul transport of waste by third-party vendors.
      To date in 2005, we have experienced a significant increase in fuel prices. We believe that cost of operations as a percentage of revenue may continue to remain high depending upon the cost of fuel, health insurance, risk insurance and other key components of our cost structure and general economic conditions.
      Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $252.4 million, $233.8 million and $193.5 million, or, as a percentage of revenue, 9.3%, 9.3% and 8.2%, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in aggregate dollars from 2003 to 2004 is primarily due to the expansion of our operations through internal growth and acquisitions. The increase in aggregate dollars and as a percentage of revenue from 2002 to 2003 is primarily due to an increase in landfill amortization associated with the adoption of SFAS 143. The remaining increase from 2002 to 2003 is due to increased depreciation expense resulting from capital expenditures, acquisitions and the purchase of equipment originally placed into service pursuant to an operating lease.
      Amortization of Intangible Assets. Intangible assets consist primarily of cost in excess of fair value of net assets acquired, but also includes values assigned to long-term contracts, covenants not to compete and customer relationships. Expenses for amortization of intangible assets were $7.0 million, $5.3 million and $6.1 million, or, as a percentage of revenue, .3%, .2% and .2%, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in such expenses in aggregate dollars and as a percentage of revenue from 2003 to 2004 is primarily due to amortization expense on amounts that were recorded in other intangible assets during the three months ended September 30, 2004 resulting from an extensive internal review of all recent acquisitions. The increase in amortization of intangible assets in aggregate dollars is also due to the amortization of intangible assets associated with businesses acquired during 2004.
      Accretion expense. Accretion expense was $13.7 million and $12.7 million or, as a percentage of revenue, .5% and .5%, for the years ended December 31, 2004 and 2003, respectively, versus $0 for 2002. Accretion expense resulted from the adoption of SFAS 143 as of January 1, 2003. The increase in such expenses in aggregate dollars in 2004 is primarily due to expansion of our landfill operations.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $268.3 million, $247.9 million and $238.7 million, or, as a percentage of revenue, 9.9%, 9.8% and 10.1%, for the years ended December 31, 2004, 2003 and 2002, respectively. The increases in aggregate dollars are primarily a result of the expansion of our operations through internal growth and acquisitions. The increase in such expenses as a percentage of revenue from 2003 to 2004 is primarily due to higher compensation costs. The decrease in such expenses as a percentage of revenue from 2002 to 2003 is primarily due to leveraging our existing overhead structure over an expanding revenue base.

      We believe that selling, general and administrative expenses in the range of 10% of revenue are appropriate for 2005 given our business platform.
      Other Charges (Income). During the fourth quarter of 2002, we recorded a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made and recorded as other charges during the fourth quarter of 2001.
      Operating Income. Operating income was $452.3 million, $412.7 million and $459.5 million, or, as a percentage of revenue, 16.7%, 16.4% and 19.4%, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Interest Expense. We incurred interest expense on our unsecured notes and tax-exempt bonds. Interest expense was $76.7 million, $78.0 million and $77.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In May 2004, $225.0 million of our public notes matured and were repaid resulting in a reduction in interest expense, which was partially offset by increases in interest expense resulting from additional tax-exempt financing obtained during 2004. The increase in interest expense from 2002 to 2003 is due to higher debt balances resulting from additional tax-exempt financings partially offset by lower interest rates.
      Capitalized interest was $2.1 million, $3.3 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Interest Income and Other Income (Expense), Net. Interest income and other income, net of other expense, was $8.1 million, $12.7 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The variances during the periods are primarily due to fluctuations in cash, restricted cash and marketable securities balances and net gains on the disposition of assets during 2003. In May 2004, we used a portion of our outstanding cash and restricted cash and marketable securities balances to repay $225.0 million of public notes.
      Income Taxes. Our provision for income taxes was $145.8 million, $132.0 million and $146.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective income tax rate was 38.0% for the years ended December 31, 2004, 2003 and 2002.
      Cumulative Effect of Changes in Accounting Principles. During the first quarter of 2003, we adopted SFAS 143. SFAS 143 required us to change the methodology we used to record final capping, closure and post-closure costs related to our landfills. As of January 1, 2003, we recorded an after-tax expense of $20.8 million, or $33.6 million on a pre-tax basis, as a cumulative effect of a change in accounting principle resulting from the adoption of SFAS 143. In addition, we also recorded an after-tax expense of $17.0 million, or $27.4 million on a pre-tax basis, as a cumulative effect of a change in accounting principle for our methane gas collection systems. This change in accounting principle for methane gas collection systems was prompted by a thorough evaluation of our landfill accounting policy in connection with the adoption of SFAS 143 and is consistent with the methodology used by other participants in the waste industry.

Landfill and Environmental Matters

Available Airspace
      The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2004, 2003 and 2002:

	Balance as of	New	Landfills	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	Acquired, Net	Granted, Net	Airspace	Engineering	in	December 31,
	2001	Undertaken	of Divestitures	of Closures	Consumed	Estimates	Design	2002

Permitted airspace:
Cubic yards (in millions)	1,329.0	—	4.9	45.1	(34.6)	13.1	.4	1,357.9
Number of sites	54		1	1				56
Expansion airspace:
Cubic yards (in millions)	359.6	4.3	—	(35.7)	—	(2.1)	27.2	353.3
Number of sites	20	2	—	(2)				20

Total available airspace:
Cubic yards (in millions)	1,688.6	4.3	4.9	9.4	(34.6)	11.0	27.6	1,711.2

Number of sites	54		1	1				56

	Balance as of	New	Landfills	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	Acquired, Net	Granted, Net	Airspace	Engineering	In	December 31,
	2002	Undertaken	of Divestitures	of Closures	Consumed	Estimates	Design	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	26.3	154.6	(39.3)	(.9)	—	1,498.6
Number of sites	56		2	—				58
Expansion airspace:
Cubic yards (in millions)	353.3	61.6	—	(154.1)	—	(3.5)	11.4	268.7
Number of sites	20	—	—	(5)				15

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	26.3	.5	(39.3)	(4.4)	11.4	1,767.3

Number of sites	56		2	—				58

	Balance as of	Landfills	Permits		Changes in	Changes	Balance as of
	December 31,	Acquired, Net	Granted, Net	Airspace	Engineering	In	December 31,
	2003	of Divestitures	of Closures	Consumed	Estimates	Design	2004

Permitted airspace:
Cubic yards (in millions)	1,498.6	24.4	48.6	(42.1)	.1	—	1,529.6
Number of sites	58	1	(1)				58
Expansion airspace:
Cubic yards (in millions)	268.7	—	(48.6)	—	.1	2.0	222.2
Number of sites	15	—	(3)				12

Total available airspace:
Cubic yards (in millions)	1,767.3	24.4	—	(42.1)	.2	2.0	1,751.8

Number of sites	58	1	(1)				58

      Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
      During 2002, total available airspace increased by 22.6 million cubic yards primarily due to the opening of a greenfield site in South Carolina, changes in engineering estimates and changes in design partially offset by consumption. During 2003, total available airspace increased by 56.1 million cubic yards due to new expansions undertaken, two landfills that were acquired during the year and changes in design partially offset by airspace consumption and changes in engineering estimates. During 2004, total available airspace decreased by 15.5 million cubic yards primarily due to airspace consumption partially offset by the acquisition of a landfill.
      As of December 31, 2004, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2004, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Accrued Landfill and Environmental Costs of the Notes to our Consolidated Financial Statements for further information.
      As of December 31, 2004, twelve of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these twelve landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 30 years.
      The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of December 31, 2004:

	Number of Sites without	Number of Sites with	Total	Percent
	Expansion Airspace	Expansion Airspace	Sites	of Total

0 to 5 years	6	1	7	12%
5+ to 10 years	6	0	6	11
10+ to 20 years	11	2	13	22
20+ to 40 years	12	7	19	33
40+ years	11	2	13	22

Total	46	12	58	100%

      Sites with expansion airspace include four landfills with less than five years of remaining permitted airspace.

Final Capping, Closure and Post-Closure Costs
      As of January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement required us to change the methodology we used to record final capping, closure and post-closure costs. See Note 3, Accrued Landfill and Environmental Costs, of the Notes to our Consolidated Financial Statements for further information.
      As of December 31, 2004, accrued final capping, closure and post-closure costs were $216.8 million. The current portion of these costs of $14.6 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $202.2 million is reflected in our Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills
      The following tables reflect changes in our investment in landfills for the years ended December 31, 2002, 2003 and 2004 and the future expected investment as of December 31, 2004 (in millions):

	Balance as of			Transfers	Additions	Balance as of
	December 31,	Capital	Landfill	and	Charged to	December 31,
	2001	Additions	Acquisitions	Adjustments	Expense	2002

Non-depletable landfill land	$50.5	$3.3	$—	$.2	$—	$54.0
Landfill development costs	958.8	18.1	5.1	44.3	—	1,026.3
Construction in progress — landfill	17.6	56.0	—	(41.3)	—	32.3
Accumulated depletion and amortization	(237.0)	—	—	.3	(67.4)	(304.1)

Net investment in landfill land and development costs	$789.9	$77.4	$5.1	$3.5	$(67.4)	$808.5

		Cumulative				Non-Cash
		Effect of				Additions
	Balance as of	Changes in			Transfers	for Asset	Additions	Balance as of
	December 31,	Accounting	Capital	Landfill	and	Retirement	Charged to	December 31,
	2002	Principles	Additions	Acquisitions	Adjustments	Obligations	Expense	2003

Non-depletable landfill land	$54.0	$—	$.1	$.5	$(5.1)	$—	$—	$49.5
Landfill development costs	1,026.3	188.6	3.7	28.9	69.8	17.9	—	1,335.2
Construction in progress — landfill	32.3	—	78.7	—	(50.2)	—	—	60.8
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	.7	—	(92.8)	(644.6)

Net investment in landfill land and development costs	$808.5	$(59.8)	$82.5	$29.4	$15.2	$17.9	$(92.8)	$800.9

						Non-Cash
						Additions
	Balance as of				Transfers	for Asset	Additions	Balance as of
	December 31,	Capital		Landfill	and	Retirement	Charged to	December 31,
	2003	Additions	Retirements	Acquisitions	Adjustments	Obligations	Expense	2004

Non-depletable landfill land	$49.5	$1.0	$—	$1.5	$1.4	$—	$—	$53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	102.4	15.3	—	1,486.5
Construction in progress — landfill	60.8	78.9	—	—	(100.6)	—	—	39.1
Accumulated depletion and amortization	(644.6)	—	1.9	(1.0)	(.8)	—	(98.4)	(742.9)

Net investment in landfill land and development costs	$800.9	$86.5	$—	$29.4	$2.4	$15.3	$(98.4)	$836.1

	Balance as of	Expected	Total
	December 31,	Future	Expected
	2004	Investment	Investment

Non-depletable landfill land	$53.4	$—	$53.4
Landfill development costs	1,486.5	1,524.1	3,010.6
Construction in progress — landfill	39.1	—	39.1
Accumulated depletion and amortization	(742.9)	—	(742.9)

Net investment in landfill land and development costs	$836.1	$1,524.1	$2,360.2

      The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2004, 2003 and 2002. It also shows on a pro forma basis what our depletion, amortization and accretion expense would have been if SFAS 143 and the changes in accounting principles relating to our methane gas collection systems were effective on January 1, 2002:

	Years Ended December 31,

			Pro Forma
	2004	2003	2002	2002

Number of landfills owned or operated	58	58	56	56
Net investment, excluding non-depletable land (in millions)	$782.7	$751.4	$694.7	$754.5
Total estimated available disposal capacity (in millions of cubic yards)	1,751.8	1,767.3	1,711.2	1,711.2

Net investment per cubic yard	$.45	$.43	$.41	$.44

Landfill depletion and amortization expense (in millions)	$98.4	$92.8	$86.9	$67.4
Accretion expense (in millions)	13.7	12.7	10.5	—
Closure and post-closure expense (in millions)	—	—	—	26.1

	112.1	105.5	97.4	93.5

Airspace consumed (in millions of cubic yards)	42.1	39.3	34.6	34.6

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$2.66	$2.68	$2.82	$2.70

      During the twelve months ended December 31, 2004 and 2003, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.
      As of December 31, 2004, we expect to spend an estimated additional $1,524.1 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.3 billion, or $1.32 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.
      We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No significant amounts were charged to expense during the years ended December 31, 2004, 2003 and 2002.
Financial Condition
      At December 31, 2004, we had $237.0 million of restricted cash deposits and $38.7 million of restricted marketable securities held as financial guarantees, including $119.0 million of restricted cash held for capital expenditures under certain debt facilities, and $34.3 million and $38.7 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). We liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes, which matured in May 2004.
      In July 1998, we entered into a $1.0 billion unsecured revolving credit facility with a group of banks. $500.0 million of the credit facility was scheduled to expire in July 2002 and the remaining $500.0 million was scheduled to expire in July 2003. As a result of our strong financial position and liquidity, in February 2002 we reduced the short- and long-term portions of our credit facility to $300.0 million and $450.0 million, respectively. In July 2002, we renewed the long-and short-term portions of our credit facility respectively, on substantially the same terms and conditions with the long-term portion expiring in 2007 and the short-term portion expiring in 2003. The short-term portion of the facility was renewed again in July 2003 and 2004 and expires in June 2005. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our tax-exempt debt financings to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of December 31, 2004, we had $373.4 million available under our credit facility.
      In May 1999, we sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bore interest at 6 5/8% per annum and matured in May 2004. The remaining $375.0 million bear interest at 7 1/8% per annum and mature in 2009. Interest on the outstanding notes is payable semi-annually in May and November. The $225.0 million and $375.0 million in notes were offered at a discount of $1.0 million and $.5 million, respectively.
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
      At December 31, 2004, we had $527.3 million of tax-exempt bonds and other tax-exempt financings outstanding of which approximately $65.5 million were obtained during fiscal 2004. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 2% to 5 1/4% at December 31, 2004 and have maturities ranging from 2005 to 2037. As of December 31, 2004, we had $119.0 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
      On February 16, 2005, we commenced an offer to the holders of our 7 1/8% unsecured notes due 2009 to exchange up to $275.0 million aggregate principal amount of such notes for a like principal amount of new notes due 2035. This offering is conditioned upon receiving valid tenders of at least $175.0 million of the aggregate principal of existing notes. These new notes will bear interest at a rate equal to the sum of: (a) the bid side yield on the 5.375% U.S. Treasury Note due February 15, 2031, calculated on the second business day prior to the expiration date of our exchange offering, and (b) 130 basis points. The total exchange price for the old notes is intended to result in a yield to maturity on the settlement date equal to the sum of: (a) the bid-side yield on the 3.875% U.S. Treasury Note due May 15, 2009, calculated on the second business day prior to the expiration date, and (b) 35 basis points. The exchange offering is expected to close March 16, 2005, unless further extended by us. However, we cannot assure you that the conditions to the exchange offering will be met and the transaction will be consummated.
      We plan to extend the maturity of our revolving short-term credit facility prior to its expiration in June 2005 to June 2006 or later. We believe that these actions would provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we would be able to obtain additional financing under favorable terms or to extend the existing short-term credit facility on the same terms.
Selected Balance Sheet Accounts
      The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the years ended December 31, 2002, 2003 and 2004 (in millions):

		Closure,
		Post-Closure
	Allowance for	and
	Doubtful Accounts	Remediation	Self-Insurance

Balance, December 31, 2001	$19.0	$239.5	$57.6
Additions charged to expense	11.2	26.1	138.1
Additions due to acquisitions, net of divestitures	.2	5.0	—
Payments or usage	(11.4)	(14.8)	(120.7)

Balance, December 31, 2002	19.0	255.8	75.0
Current portion	19.0	22.1	33.9

Long-term portion	$—	$233.7	$41.1

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0
Cumulative effect of change in accounting principle	—	(14.5)	—	—
Non-cash asset additions	—	17.9	—	—
Accretion expense	—	12.7	—	—
Other additions charged to expense	10.4	—	—	189.5
Payments or usage	(10.4)	(8.3)	(4.2)	(142.3)

Balance, December 31, 2003	19.0	204.7	54.7	122.2
Current portion	19.0	29.5	4.4	47.6

Long-term portion	$—	$175.2	$50.3	$74.6

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2003	$19.0	$204.7	$54.7	$122.2
Non-cash asset additions	—	19.6	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(4.3)	—	—
Accretion expense	—	13.7	—	—
Other additions charged to expense	8.0	—	1.7	165.3
Additions due to acquisitions	—	.6	—	—
Payments or usage	(9.0)	(17.5)	(2.4)	(143.7)

Balance, December 31, 2004	18.0	216.8	54.0	143.8
Current portion	18.0	14.6	2.7	47.4

Long-term portion	$—	$202.2	$51.3	$96.4

      Our expense related to doubtful accounts as a percentage of revenue for 2002, 2003 and 2004 was .5%, .4% and .3%, respectively.
      As of December 31, 2004, accounts receivable were $268.7 million, net of allowance for doubtful accounts of $18.0 million, resulting in days sales outstanding of 35 days, or 22 days net of deferred revenue. In addition, at December 31, 2004, our trade receivables in excess of 90 days old totaled $16.4 million, or 5.7% of gross receivables outstanding.
      Our expense for self-insurance as a percentage of revenue for 2002, 2003 and 2004 was 5.8%, 7.5% and 6.1%, respectively. The increase in self-insurance expense from 2002 to 2003 related to existing claims and was attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our 2003 policy year, based on recent actuarial claims experience, expected claims development and medical cost inflation.
Property and Equipment
      The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2002, 2003 and 2004 (in millions):

	Gross Property and Equipment

	Balance as of			Acquisitions,		Balance as of
	December 31,	Capital		Net of	Transfers and	December 31,
	2001	Additions	Retirements	Divestitures	Adjustments	2002

Other land	$94.3	$5.1	$(2.5)	$(7.0)	$(.2)	$89.7
Non-depletable landfill land	50.5	3.3	—	—	.2	54.0
Landfill development costs	958.8	18.1	—	5.1	44.3	1,026.3
Vehicles and equipment	1,153.2	220.8	(47.8)	15.1	15.5	1,356.8
Buildings and improvements	256.4	12.6	(2.3)	(3.4)	7.6	270.9
Construction in progress — landfill	17.6	56.0	—	—	(41.3)	32.3
Construction in progress — other	23.5	15.3	—	—	(29.7)	9.1

Total	$2,554.3	$331.2	$(52.6)	$9.8	$(3.6)	$2,839.1

	Accumulated Depreciation, Amortization and Depletion

	Balance as of	Additions		Acquisitions,		Balance as of
	December 31,	Charged to		Net of	Transfers and	December 31,
	2001	Expense	Retirements	Divestitures	Adjustments	2002

Landfill development costs	$(237.0)	$(67.4)	$—	$—	$.3	$(304.1)
Vehicles and equipment	(495.7)	(116.5)	36.9	1.8	3.4	(570.1)
Buildings and improvements	(46.7)	(9.6)	1.2	.3	(.1)	(54.9)

Total	$(779.4)	$(193.5)	$38.1	$2.1	$3.6	$(929.1)

	Gross Property and Equipment

		Cumulative				Non-Cash
		Effect				Additions for
	Balance as of	of Changes in			Acquisitions,	Asset		Balance as of
	December 31,	Accounting	Capital		Net of	Retirement	Transfers and	December 31,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$6.4	$(1.7)	$—	$—	$—	$94.4
Non-depletable landfill land	54.0	—	.1	—	.5	—	(5.1)	49.5
Landfill development costs	1,026.3	188.6	3.7	—	28.9	17.9	69.8	1,335.2
Vehicles and equipment	1,356.8	—	163.4	(39.3)	10.7	—	(1.0)	1,490.6
Buildings and improvements	270.9	(11.7)	3.9	(2.8)	.9	—	6.2	267.4
Construction in progress — landfill	32.3	—	78.7	—	—	—	(50.2)	60.8
Construction in progress — other	9.1	—	17.0	—	—	—	(19.7)	6.4

Total	$2,839.1	$176.9	$273.2	$(43.8)	$41.0	$17.9	$—	$3,304.3

	Accumulated Depreciation, Amortization and Depletion

		Cumulative
		Effect
	Balance as of	of Changes in	Additions		Acquisitions,		Balance as of
	December 31,	Accounting	Charged to		Net of	Transfers and	December 31,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(92.8)	$—	$—	$.7	$(644.6)
Vehicles and equipment	(570.1)	—	(131.6)	34.1	.4	.8	(666.4)
Buildings and improvements	(54.9)	3.0	(9.4)	.5	—	(1.5)	(62.3)

Total	$(929.1)	$(245.4)	$(233.8)	$34.6	$.4	$—	$(1,373.3)

	Gross Property and Equipment

					Non-Cash
					Additions for
	Balance as of			Acquisitions,	Asset		Balance as of
	December 31,	Capital		Net of	Retirement	Transfers and	December 31,
	2003	Additions	Retirements	Divestitures	Obligations	Adjustments	2004

Other land	$94.4	$3.1	$(0.7)	$.9	$—	$.2	$97.9
Non-depletable landfill land	49.5	1.0	—	1.5	—	1.4	53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	15.3	102.4	1,486.5
Vehicles and equipment	1,490.6	169.1	(48.2)	5.3	—	.7	1,617.5
Buildings and improvements	267.4	11.4	(1.4)	1.0	—	8.6	287.0
Construction in progress — landfill	60.8	78.9	—	—	—	(100.6)	39.1
Construction in progress — other	6.4	13.7	—	—	—	(12.7)	7.4

Total	$3,304.3	$283.8	$(52.2)	$37.6	$15.3	$—	$3,588.8

	Accumulated Depreciation, Amortization and Depletion

	Balance as of	Additions		Acquisitions,		Balance as of
	December 31,	Charged to		Net of	Transfers and	December 31,
	2003	Expense	Retirements	Divestitures	Adjustments	2004

Landfill development costs	$(644.6)	$(98.4)	$1.9	$(1.0)	$(.8)	$(742.9)
Vehicles and equipment	(666.4)	(143.5)	43.5	—	.1	(766.3)
Buildings and improvements	(62.3)	(10.5)	1.2	—	.8	(70.8)

Total	$(1,373.3)	$(252.4)	$46.6	$(1.0)	$.1	$(1,580.0)

      Capital additions for 2002 include $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.
Liquidity and Capital Resources
      The major components of changes in cash flows for the years ended December 31, 2004, 2003 and 2002 are discussed below.
      Cash Flows From Operating Activities. Cash flows provided by operating activities were $666.3 million, $600.5 million and $569.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The changes in cash provided by operating activities during the periods are due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes.
      In December 2003, we received written approval from the Internal Revenue Service to exclude probable expansion airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the year ended December 31, 2004. Also during the year ended December 31, 2004, we collected a $23.0 million note receivable associated with a divested business.
      We expect our cash flow from operating activities during 2005 to be lower than 2004 and 2003 because of higher tax payments due to the reversal of bonus depreciation and several one-time items that benefited previous periods, including utilization of a tax receivable and the collection of a note receivable during 2004, and an increase in self-insurance reserves during 2003.
      We use cash flow from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
      Cash Flows Used In Investing Activities. Cash used in investing activities was $206.7 million, $552.4 million and $316.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, and consists primarily of cash used for capital additions and business acquisitions for all the periods presented and cash provided by restricted marketable securities in 2004. Capital additions were $283.8 million, $273.2 million and $258.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash used to acquire businesses, net of cash acquired, was $47.3 million, $51.5 million and $55.8 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      The increase in restricted marketable securities during 2003 consists of amounts transferred from unrestricted cash for financial guarantees. In 2004, we liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes. We used letters of credit to replace financial guarantees secured by marketable securities that were liquidated.
      We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
      Cash Flows Used In Financing Activities. Cash flows used in financing activities was $437.3 million, $70.4 million and $128.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, and primarily include proceeds from issuances of tax-exempt bonds, repayments of debt and repurchases of common stock under our stock repurchase program. Dividends paid were $46.0 million and $19.0 million during 2004 and 2003, respectively. In 2004, repayments of debt include the liquidation of $225.0 million of public notes.
      From 2000 through 2004, our board of directors authorized the repurchase of up to $1,025.0 million of our common stock. As of December 31, 2004, we paid $750.4 million to repurchase approximately 35.2 million shares of our common stock, of which $266.1 million was paid during 2004 to repurchase approximately 9.6 million shares of our common stock.

      In December 1999, we entered into an operating lease facility established to finance the acquisition of operating equipment consisting primarily of revenue-producing vehicles. In July 2002, we retired this facility using our excess cash.
      We used proceeds from our cash on hand, liquidation of marketable securities, cash flow from operations, and tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt. We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Rating
      Our company has received investment grade credit ratings. As of December 31, 2004, our senior debt was rated BBB+/positive by Standard & Poor’s, BBB+/positive by Fitch and Baa2 by Moody’s.
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
Fuel Hedge
      During June 2001, we entered into option agreements for approximately 14.3 million gallons of heating oil. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts expiring in December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. In accordance with SFAS 133, $1.6 million net of tax, representing the effective portion of the change in fair value has been recorded in stockholders’ equity as a component of accumulated other comprehensive income for the year ended December 31, 2002. The ineffective portion of the change in fair value of approximately $.1 million for the year ended December 31, 2002 has been included in other income, (expense) net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million for the year ended December 31, 2002 related to these option agreements are included in cost of operations in our Consolidated Statements of Income.
Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004 (in millions):

			Maturities
			of Notes	Final
			Payable and	Capping,		Amounts Due	Unconditional
	Operating	Capital	Long-Term	Closure and		to Former	Purchase
Year Ending December 31,	Leases	Leases	Debt	Post-Closure	Remediation	Owners	Commitments	Total

2005	$4.1	$—	$2.4	$14.6	$2.7	$4.3	$27.6	$55.7
2006	3.1	—	2.2	58.1	2.5	—	9.9	75.8
2007	2.8	—	1.6	49.5	2.5	—	2.0	58.4
2008	1.6	—	1.2	20.1	2.5	—	1.4	26.8
2009	1.3	—	376.1	31.9	2.5	—	1.4	413.2
Thereafter	5.6	25.0	947.0	457.7	41.3	—	11.8	1,488.4

Total	$18.5	$25.0	$1,330.5	$631.9	$54.0	$4.3	$54.1	$2,118.3

      The estimated remaining final capping, closure and post-closure expenditures presented above are undiscounted and include both payments for liabilities incurred and recorded as of December 31, 2004 and estimated future liabilities expected to be incurred as the remaining landfill disposal capacities are consumed.

      Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at third party facilities.
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

	Expected Maturity Date

								Fair Value
								(Asset)/Liability
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

VARIABLE RATE DEBT:
Amount outstanding (in millions)	$.6	$.3	$—	$—	$—	$228.2	$229.1	$229.1
Average interest rates	2.2%	2.2%	—	—	—	2.2%	2.2%
INTEREST RATE SWAPS:
Amount outstanding (in millions)	$—	$—	$—	$—	$—	$210.0	$210.0	$(.5)
Average interest rates	—%	—	—	—	—	2.3%	2.3%
      The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates.
Free Cash Flow
      We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Standards (GAAP), as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the years ended December 31, 2004, 2003 and 2002 is calculated as follows (in millions):

	2004	2003	2002

Cash provided by operating activities	$666.3	$600.5	$569.7
Purchases of property and equipment	(283.8)	(273.2)	(258.6)
Proceeds from the sale of property and equipment	5.7	9.1	14.6

Free cash flow	$388.2	$336.4	$325.7

      We expect our free cash flow during 2005 to be lower than 2004 and 2003 because of higher tax payments due to the reversal of bonus depreciation, higher purchases of property and equipment and several one-time items that benefited previous periods, including utilization of a tax receivable and the collection of a note receivable during 2004, and an increase in self-insurance reserves during 2003.
      We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from the sale of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, pursuing strategic acquisitions that augment our existing business platform, repurchasing shares of common stock at prices that provide value to our shareholders, paying cash dividends, maintaining our investment grade rating and minimizing debt. In addition, free cash flow is a key metric used to determine compensation. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.
Seasonality
      Our operations can be adversely affected by periods of inclement weather which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.
New Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) must be adopted by public companies no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt SFAS 123(R) on July 1, 2005.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified-prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified-retrospective” method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously reflected in their SFAS 123 pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified-prospective method.
      As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.6 million, $6.7 million, and $4.0 million in 2004, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
The Board of Directors and Stockholders of Republic Services, Inc.:
      We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the financial statements, in 2003 Republic Services, Inc. changed its method of accounting for final capping, closure and post-closure costs relating to its landfills and for methane gas collection systems.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Services, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Republic Services, Inc.:
      We have audited management’s assessment, included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control Over Financial Reporting, that Republic Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      In our opinion, management’s assessment that Republic Services, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of Republic Services, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated February 24, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 24, 2005

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141.5	$119.2
Accounts receivable, less allowance for doubtful accounts of $18.0 and $19.0 at December 31, 2004 and 2003, respectively	268.7	248.9
Prepaid expenses and other current assets	76.4	182.1
Deferred tax assets	9.9	5.8

Total Current Assets	496.5	556.0
RESTRICTED CASH	237.0	215.0
RESTRICTED MARKETABLE SECURITIES	38.7	182.4
PROPERTY AND EQUIPMENT, NET	2,008.8	1,931.0
GOODWILL, NET	1,562.7	1,558.1
INTANGIBLE ASSETS, NET	30.2	25.0
OTHER ASSETS	90.7	86.6

	$4,464.6	$4,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119.6	$129.1
Accrued liabilities	135.3	118.6
Deferred revenue	99.7	88.5
Notes payable and current maturities of long-term debt	2.4	231.1
Other current liabilities	89.6	104.7

Total Current Liabilities	446.6	672.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,351.9	1,289.2
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	253.5	225.5
DEFERRED INCOME TAXES	406.5	353.5
OTHER LIABILITIES	133.6	109.4
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized, 185,750,304 and 183,431,611 issued, including shares held in treasury, respectively	1.9	1.8
Additional paid-in capital	1,399.4	1,347.8
Deferred compensation	(1.0)	—
Retained earnings	1,222.6	1,039.3
Treasury stock, at cost (35,168,400 and 25,604,100 shares, respectively)	(750.4)	(484.3)
Accumulated other comprehensive loss, net of tax	—	(.1)

Total Stockholders’ Equity	1,872.5	1,904.5

	$4,464.6	$4,554.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share data)

	Years Ended December 31,

	2004	2003	2002

REVENUE	$2,708.1	$2,517.8	$2,365.1
EXPENSES:
Cost of operations	1,714.4	1,605.4	1,472.9
Depreciation, amortization and depletion	259.4	239.1	199.6
Accretion	13.7	12.7	—
Selling, general and administrative	268.3	247.9	238.7
Other charges (income)	—	—	(5.6)

OPERATING INCOME	452.3	412.7	459.5
INTEREST EXPENSE	(76.7)	(78.0)	(77.0)
INTEREST INCOME	6.9	9.5	4.3
OTHER INCOME (EXPENSE), NET	1.2	3.2	(.3)

INCOME BEFORE INCOME TAXES	383.7	347.4	386.5
PROVISION FOR INCOME TAXES	145.8	132.0	146.9

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	237.9	215.4	239.6
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	(37.8)	—

NET INCOME	$237.9	$177.6	$239.6

BASIC EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.56	$1.34	$1.45
Cumulative effect of changes in accounting principles, net of tax	—	(.23)	—

Basic earnings per share	$1.56	$1.11	$1.45

Weighted average common shares outstanding	152.8	160.3	165.4

DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.53	$1.33	$1.44
Cumulative effect of changes in accounting principles, net of tax	—	(.23)	—

Diluted earnings per share	$1.53	$1.10	$1.44

Weighted average common and common equivalent shares outstanding	155.3	162.1	166.7

CASH DIVIDENDS PER COMMON SHARE	$.36	$.12	$—

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$237.9	$215.4	$237.2
Basic earnings per share	$1.56	$1.34	$1.43
Diluted earnings per share	$1.53	$1.33	$1.42
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

	Common Stock						Accumulated
			Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2001	169.6	$1.8	$1,264.7	$—	$641.1	$(150.1)	$(1.6)
Net income	—	—	—	—	239.6	—	—	$239.6
Issuances of common stock	2.0	—	34.0	—	—	—	—	—
Purchases of common stock for treasury	(8.0)	—	—	—	—	(150.0)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	1.6	1.6

Total comprehensive income	—	—	—	—	—	—	—	$241.2

BALANCE AT DECEMBER 31, 2002	163.6	1.8	1,298.7	—	880.7	(300.1)	—
Net income	—	—	—	—	177.6	—	—	$177.6
Cash dividends	—	—	—	—	(19.0)	—	—	—
Issuances of common stock	2.6	—	49.1	—	—	—	—
Purchases of common stock for treasury	(8.4)	—	—	—	—	(184.2)	—
Change in value of investments, net of tax	—	—	—	—	—	—	(.1)	(.1)

Total comprehensive income	—	—	—	—	—	—	—	$177.5

BALANCE AT DECEMBER 31, 2003	157.8	1.8	1,347.8	—	1,039.3	(484.3)	(.1)
Net income	—	—	—	—	237.9	—	—	$237.9
Cash dividends	—	—	—	—	(54.6)	—	—	—
Issuances of common stock	2.3	.1	48.8	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	2.8	(2.8)	—	—	—	—
Amortization of deferred compensation	—	—	—	1.8	—	—	—	—
Purchases of common stock for treasury	(9.6)	—	—	—	—	(266.1)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.1	.1

Total comprehensive income	—	—	—	—	—	—	—	$238.0

BALANCE AT DECEMBER 31, 2004	150.6	$1.9	$1,399.4	$(1.0)	$1,222.6	$(750.4)	$—

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,

	2004	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$237.9	$177.6	$239.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	154.0	141.0	126.1
Landfill depletion and amortization	98.4	92.8	67.4
Amortization of intangible and other assets	7.0	5.3	6.1
Accretion	13.7	12.7	—
Deferred tax provision	57.6	178.9	73.1
Provision for doubtful accounts	8.0	10.4	11.2
Income tax benefit from stock option exercises	10.6	6.7	4.0
Other non-cash items	2.1	(1.8)	(4.8)
Cumulative effect of changes in accounting principles, net of tax	—	37.8	—
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(27.5)	(21.8)	(13.6)
Prepaid expenses and other assets	91.8	(109.4)	(5.9)
Accounts payable and accrued liabilities	15.3	9.0	37.1
Other liabilities	(2.6)	61.3	29.4

	666.3	600.5	569.7

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(283.8)	(273.2)	(258.6)
Proceeds from sale of property and equipment	5.7	9.1	14.6
Cash used in business acquisitions, net of cash acquired	(47.3)	(51.5)	(55.8)
Cash proceeds from business dispositions	—	3.2	18.9
Amounts due and contingent payments to former owners	(3.7)	(17.6)	(2.7)
Change in restricted cash	(21.4)	(40.0)	(32.7)
Change in restricted marketable securities	143.8	(182.4)	—

	(206.7)	(552.4)	(316.3)

CASH USED IN FINANCING ACTIVITIES:
Net payments on revolving credit facility	—	—	(30.0)
Proceeds from notes payable and long-term debt	88.8	86.3	96.9
Payments of notes payable and long-term debt	(252.2)	(2.6)	(2.2)
Issuances of common stock	38.2	49.1	29.9
Purchases of common stock for treasury	(266.1)	(184.2)	(150.0)
Cash dividends	(46.0)	(19.0)	—
Purchase of equipment under operating lease	—	—	(72.6)

	(437.3)	(70.4)	(128.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22.3	(22.3)	125.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119.2	141.5	16.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141.5	$119.2	$141.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
      The following table summarizes the adjustments to net income and earnings per share for the year ended December 31, 2002 as if SFAS 143 and the Company’s change in accounting principle relating to its methane gas collection systems were effective January 1, 2002:

	Year Ended
	December 31, 2002

	Net	Diluted Earnings
	Income	Per Share

Reported	$239.6	$1.44
SFAS 143:
Reversal of closure and post-closure expense previously reported	16.2	.10
Reversal of landfill purchase price amortization previously reported	.8	—
Accretion expense	(6.5)	(.04)
Landfill amortization	(10.9)	(.07)

Total adjustments for SFAS 143	(.4)	(.01)

Methane Gas Collection Systems:
Reversal of depreciation previously reported	.3	—
Depletion expense	(2.3)	(.01)

Total adjustment for methane gas collection systems	(2.0)	(.01)

Adjusted	$237.2	$1.42

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 introduced a new consolidation model which determines control and consolidation based upon the primary beneficiary of the potential variability in gains and losses of the entity being evaluated. This interpretation was effective for all variable interest entities beginning March 31, 2004. The Company evaluated its organizational structure and concluded that FIN 46 has no impact on its consolidated financial position, results of operations or cash flows.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
      The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.
Accounts Receivable
      Accounts receivable represent receivables from customers for collection, transfer, disposal and other services. Receivables are recorded when billed. Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables, specific customer information and economic conditions. In general, reserves are provided for accounts receivable in excess of ninety days old. Accounts receivable are written off when they are deemed uncollectible.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
Prepaid Expenses and Other Current Assets
      A summary of prepaid expenses and other current assets is as follows:

	December 31,

	2004	2003

Inventory	$19.1	$17.7
Prepaid expenses	17.8	20.5
Other non-trade receivables	17.4	27.9
Income taxes receivable	19.7	87.6
Note receivable	—	23.0
Other assets	2.4	5.4

	$76.4	$182.1

      Inventories consist primarily of compost, mulch, and soil materials, equipment parts and fuel that are valued under a method that approximates the lower of cost (first-in, first-out) or market.
      The Company expenses substantially all advertising expenditures as incurred.
Property and Equipment
      Property and equipment are recorded at cost. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income.
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
      Landfills and landfill improvements are stated at cost and are amortized or depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 3, Accrued Landfill and Environmental Costs.)
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
      Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
average cost of indebtedness. Interest capitalized was $2.1 million, $3.3 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      A summary of property and equipment is as follows:

	December 31,

	2004	2003

Other land	$97.9	$94.4
Non-depletable landfill land	53.4	49.5
Landfill development costs	1,486.5	1,335.2
Vehicles and equipment	1,617.5	1,490.6
Buildings and improvements	287.0	267.4
Construction-in-progress — landfill	39.1	60.8
Construction-in-progress — other	7.4	6.4

	3,588.8	3,304.3

Less: Accumulated depreciation, depletion and amortization — Landfill development costs	(742.9)	(644.6)
Vehicles and equipment	(766.3)	(666.4)
Building and improvements	(70.8)	(62.3)

	(1,580.0)	(1,373.3)

Property and equipment, net	$2,008.8	$1,931.0

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
      The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the years ended December 31, 2003 and 2004:

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2002	$1,687.7	$40.0	$1,727.7
Cumulative effect of change in accounting principle	(6.9)	—	(6.9)
Acquisitions	21.2	3.1	24.3
Other additions	—	.1	.1
Divestitures	(.5)	—	(.5)

Balance, December 31, 2003	$1,701.5	$43.2	$1,744.7

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2002	$(143.5)	$(14.3)	$(157.8)
Cumulative effect of change in accounting principle	(.1)	—	(.1)
Amortization expense	—	(3.9)	(3.9)
Divestitures	.2	—	.2

Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)

	Gross Intangible Assets

	Goodwill	Other	Total

Balance, December 31, 2003	$1,701.5	$43.2	$1,744.7
Acquisitions	13.2	.9	14.1
Other additions	—	1.5	1.5
Transfers	(8.6)	8.6	—

Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

	Accumulated Amortization

	Goodwill	Other	Total

Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(5.8)	(5.8)

Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)

      In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. If the fair value of an operating segment is greater than its carrying value, then no impairment results. If the fair value is less than its carrying value, then the Company would determine the fair value of the goodwill. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill were less than its carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.
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
      The Company incurred no impairment of goodwill as a result of its goodwill impairment test in 2004. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Accrued Liabilities
      A summary of accrued liabilities is as follows:

	December 31,

	2004	2003

Accrued payroll and benefits	$51.3	$43.2
Accrued fees and taxes	31.4	29.6
Accrued interest	18.4	18.7
Accrued dividends	18.1	9.5
Other	16.1	17.6

	$135.3	$118.6

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
Other Current Liabilities
      A summary of other current liabilities is as follows:

	December 31,

	2004	2003

Accrued landfill and environmental costs, current portion	$21.0	$37.6
Self-insurance reserves, current	47.4	47.6
Amounts due to former owners	4.3	6.1
Other	16.9	13.4

	$89.6	$104.7

Stock Options
      The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income for stock option grants, as all options granted under the 1998 Stock Incentive Plan for the periods presented had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense resulting from grants of restricted stock or stock units is calculated in accordance with APB 25 based on the market value of the underlying shares as of the grant date and is amortized ratably over the vesting period. Had compensation cost for stock option, restricted stock and stock unit grants under the Company’s 1998 Stock Incentive Plan been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company’s pro forma net income, earnings per share and weighted-average fair value of options, restricted stock and stock units granted during the period, with related assumptions, are as follows:

	Years Ended December 31,

	2004	2003	2002

Net income, as reported	$237.9	$177.6	$239.6
Adjustment to net earnings for:
Stock-based compensation expense included in net income, net of tax	1.1	—	—
Pro-forma stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	(9.7)	(9.4)	(10.7)

Net income, pro forma	$229.3	$168.2	$228.9

Basic earnings per share —
As reported	$1.56	$1.11	$1.45

Pro forma	$1.50	$1.05	$1.38

Diluted earnings per share —
As reported	$1.53	$1.10	$1.44

Pro forma	$1.48	$1.04	$1.37

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

	Years Ended December 31,

	2004	2003	2002

Weighted-average fair value of the Company’s stock options, restricted stock and stock units granted during the period	$9.33	$7.64	$7.47
Assumptions —
Risk-free interest rates	3.6%	3.2%	2.7%
Expected lives	5 years	5 years	5 years
Expected volatility	30.0%	40.0%	40.0%
Dividend yield	.9%	—	—
Revenue Recognition and Deferred Revenue
      The Company generally provides services under contracts with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for approximately 74.3%, 18.9% and 6.8%, respectively, of consolidated revenue for the year ended December 31, 2004. No one customer has individually accounted for more than 10% of the Company’s consolidated revenues or of the Company’s reportable segment revenue in any of the past three years.
      The Company recognizes revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer,

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a Company-owned disposal facility,

•	The price of the services provided to the customer are fixed or determinable, and

•	Collectability is reasonably assured.
Other Charges
      During the fourth quarter of 2002, the Company recorded a $5.6 million gain on the sale of certain assets for amounts exceeding estimates originally made and recorded as other charges during the fourth quarter of 2001.
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
Comprehensive Income
      During the year ended December 31, 2002, the Company recorded an unrealized gain of $2.8 million ($1.7 million, net of tax) relating to the change in fair value of its fuel hedge option agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
Hedging Activities” (“SFAS 133”), as amended. (For further information, see Note 11, Fuel Hedge.) Of this amount, $1.6 million, net of tax, representing the effective portion of the change in fair value was recorded to other comprehensive income for the year ended December 31, 2002.
      At December 31, 2004, the Company had $38.7 million of restricted marketable securities held as financial guarantees. These securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based on quoted market prices. During the years ended December 31, 2004 and 2003, the Company recorded a $.1 million and ($.1) million unrealized gain/(loss), net of tax, respectively, to other comprehensive income related to the change in fair value of these securities.
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
Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents, restricted cash and marketable securities, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate unsecured notes and tax-exempt financing using quoted market rates is $1,227.4 million at December 31, 2004. The carrying value of the unsecured notes and tax exempt financing is $1,123.3 million at December 31, 2004. The carrying amounts of the Company’s remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates.
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
New Accounting Pronouncement
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
      SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified-prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified-retrospective” method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously reflected in their SFAS 123 pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified-prospective method.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on its result of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.6 million, $6.7 million, and $4.0 million in 2004, 2003 and 2002, respectively.

3.	ACCRUED LANDFILL AND ENVIRONMENTAL COSTS
Landfill and Environmental Costs
      A summary of landfill and environmental liabilities is as follows:

	December 31,

	2004	2003

Landfill final capping, closure and post-closure liabilities	$216.8	$204.7
Remediation	54.0	54.7
Environmental and legal costs	3.7	3.7

	274.5	263.1
Less: Current portion (included in other current liabilities)	(21.0)	(37.6)

	$253.5	$225.5

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
Total Available Disposal Capacity
      As of December 31, 2004, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.
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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
Capitalized Landfill Costs
      Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the development of the site. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with SFAS 143 as discussed below.
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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

Post-Closure	Includes routine monitoring and maintenance of a landfill after it has been certified as closed by the applicable state regulatory agency.	No change, except it includes methane gas collection systems in all cases where the need for such systems are considered probable.

DISCOUNT RATE:	Not applicable.	Credit-adjusted, risk-free rate of 6.5% and 6.75% for the years ending December 31, 2004 and 2003, respectively.

INFLATION:	Not applicable.	Inflation rate of 2.5%.

COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties.	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third party profit is taken in to income in the period the work is performed internally.

METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill.	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure costs.

RECOGNITION OF LIABILITY:
Final Capping	Accrued over the life of the landfill. Costs are charged to cost of operations and accrued liabilities as airspace is consumed using the units-of-consumption method. Costs are not discounted.	All final capping costs are recorded as a liability and asset at fair value as the obligation is incurred. The discounted cash flow associated with each final capping event is recorded to an accrued liability, with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Interest is accreted on the liability using the effective interest method until the liability is paid.

STATEMENT OF INCOME:
Cost of Operations	Expense charged to cost of operations equal to amount of liability accrued.	Not applicable.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

Landfill Asset Amortization	Not applicable.	The landfill asset is amortized as airspace is consumed over the life of a specific capping event for final capping or the life of a landfill for closure and post-closure.

Accretion	Not applicable.	Expense recognized as a component of operating expenses at credit-adjusted, risk-free rate using the effective interest method.
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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
      These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate was determined to be 6.50% and 6.75% for years ended December 31, 2004 and 2003, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate.
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
      The following table summarizes the actual activity in the Company’s asset retirement obligation liabilities for the years ended December 31, 2004 and 2003 and the pro forma activity for the years ended December 31, 2003 and 2002 assuming SFAS 143 were effective as of January 1, 2002:

	Years Ended December 31,

	2004	2003	2003	2002
	Actual	Actual	Pro Forma	Pro Forma

Asset retirement obligation liability, beginning of year	$204.7	$196.9	$182.4	$167.8
Cumulative effect of change in accounting principle	—	(14.5)	—	—
Non-cash asset additions	19.6	—	—	—
Revisions in estimate of future cash flows	(4.3)	—	—	—
Acquisitions	.6	—	—	—
Additions incurred during the period	—	17.9	17.9	18.9
Amounts settled during the period	(17.5)	(8.3)	(8.3)	(14.8)
Accretion expense	13.7	12.7	12.7	10.5

Asset retirement obligation liability, end of year	216.8	204.7	204.7	182.4
Less: Current portion	(14.6)	(29.5)	(29.5)	(22.1)

Long-term portion	$202.2	$175.2	$175.2	$160.3

      The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $7.5 million at December 31, 2004 and are included as restricted cash in the Company’s Consolidated Balance Sheets.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
      The expected future payments for final capping, closure and post-closure as of December 31, 2004 are as follows:

Years Ending
December 31,

2005	$14.6
2006	58.1
2007	49.5
2008	20.1
2009	31.9
Thereafter	457.7

$631.9

      The estimated remaining final capping, closure and post-closure expenditures presented above are undiscounted and include both payments for liabilities incurred and recorded as of December 31, 2004 and estimated future liabilities expected to be incurred as the remaining landfill disposal capacities are consumed.
Remediation
      The Company accrues for remediation costs when they become probable and reasonably estimatable. Substantially all of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
      The expected future payments for remediation costs as of December 31, 2004 are as follows:

Years Ending
December 31,

2005	$2.7
2006	2.5
2007	2.5
2008	2.5
2009	2.5
Thereafter	41.3

$54.0

Environmental Costs
      In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the years ended December 31, 2004, 2003, and 2002.

4.	BUSINESS COMBINATIONS
      The Company acquires businesses as part of its growth strategy. Businesses acquired are accounted for under the purchase method of accounting and are included in the Consolidated Financial Statements from the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
      The Company acquired various solid waste businesses during the years ended December 31, 2004, 2003 and 2002. The aggregate purchase price paid for these transactions was $47.4 million, $51.5 million and $55.8 million, respectively.
      During 2004, 2003 and 2002, $28.2 million, $27.7 million and $5.1 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. For landfills purchased as part of a group of several assets, the allocations of purchase price were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other non-depletable landfill assets and liabilities acquired (primarily final capping, closure and post-closure liabilities). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.
      The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Years Ended December 31,

	2004	2003	2002

Property and equipment	$36.6	$41.3	$27.0
Intangible assets	14.1	24.3	43.0
Restricted cash	.6	—	—
Working capital deficit	(3.4)	(14.9)	(8.9)
Other assets (liabilities), net	(.6)	.8	(5.3)

Cash used in acquisitions, net of cash acquired	$47.3	$51.5	$55.8

      Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.
      The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during 2004 accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

	Years Ended
	December 31,

	2004	2003

Revenue	$2,715.1	$2,530.0
Net income	$238.1	$179.7
Diluted earnings per share	$1.53	$1.11
Weighted-average common and common equivalent shares outstanding	155.3	162.1

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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

5.	DEBT
      Notes payable and long-term debt are as follows:

	December 31,

	2004	2003

$225.0 million unsecured notes, net of unamortized discount $.1 million and including a $3.3 million adjustment to fair market value as of December 31, 2003; interest payable semi-annually in May and November at 6 5/8%; principal due at maturity in May 2004	$—	$228.2
$375.0 million unsecured notes, net of unamortized discount of $.3 million and $.4 million as of December 31, 2004 and 2003, respectively; interest payable semi-annually in May and November at 7 1/8%; principal due at maturity in 2009	374.7	374.6
$450.0 million unsecured notes, net of unamortized discount of $1.9 million and $2.2 million, and including $.5 million and $0 million adjustments to fair value as of December 31, 2004 and 2003, respectively; interest payable semi-annually in February and August at 6 3/4%; principal due at maturity in 2011	448.6	447.8
$750.0 million unsecured revolving credit facility; interest payable using LIBOR based rates (2.4% at December 31, 2004); $300.0 million matures June 2005 and $450.0 million matures July 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates (ranging from 2% to 5 1/4% at December 31, 2004); maturities ranging from 2005 to 2037	527.3	463.2
Other notes including unsecured and secured by real property, equipment and other assets; fixed and floating interest rates ranging from 4% to 12%; maturing through 2010	3.7	6.5

	1,354.3	1,520.3
Less: Current portion	2.4	231.1

Long-term portion	$1,351.9	$1,289.2

      Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2004 (excluding discounts and adjustments to fair market value from hedging transactions) are as follows:

Years Ending December 31,

2005	$2.4
2006	2.2
2007	1.6
2008	1.2
2009	376.1
Thereafter	972.0

$1,355.5

      As of December 31, 2004, the Company had approximately $373.4 million of availability under its revolving credit facility.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
      As of December 31, 2004, the Company had $237.0 million of restricted cash of which $119.0 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
      The Company made interest payments on notes payable and long-term debt of approximately $77.0 million, $78.4 million and $75.9 million (net of capitalized interest of $2.1 million, $3.3 million and $2.5 million) for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      As of December 31, 2004, interest rate swap agreements are reflected at fair market value of $.5 million and are included in other assets and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2004, 2003 and 2002, the Company recorded net interest income of $7.2 million, $10.0 million and $5.8 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Consolidated Statements of Income.
      The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At December 31, 2004, the Company was in compliance with the financial covenants under these agreements.

6.	INCOME TAXES
      The components of the provision for income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$81.2	$(51.4)	$62.0
State	7.0	4.5	11.8
Federal and state deferred	57.6	178.9	73.1

Provision for income taxes	$145.8	$132.0	$146.9

      In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable expansion airspace from its calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, the Company’s deferred income tax provision increased by approximately $82.0 million during 2003, and the Company recorded a tax receivable of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
approximately $48.0 million which was collected or used to offset taxes payable during the year ended December 31, 2004.
      A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is shown below:

	Years Ended
	December 31,

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.3	1.9	.7
State income taxes, net of federal benefit	2.4	1.7	2.1
Other, net	(.7)	(.6)	.2

Effective income tax rate	38.0%	38.0%	38.0%

      Components of the net deferred income tax asset and liability in the accompanying Consolidated Balance Sheets are as follows:

	December 31,

	2004	2003

Deferred tax assets (liabilities):
Current portion —
Book basis in property over tax basis	$1.8	$2.5
Accruals not currently deductible	8.1	3.3

Total	$9.9	$5.8

Long-term portion —
Book basis in property over tax basis	$(434.4)	$(367.3)
Accruals not currently deductible	27.9	13.8

Total	$(406.5)	$(353.5)

      At December 31, 2004, the Company had available domestic federal and state net operating loss carryforwards of approximately $25.6 million ($16.6 million after tax), which begin to expire in 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance, if any, in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
      The Company made income tax payments (net of refunds received) of approximately $12.9 million, $17.7 million and $69.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Through the date of the Company’s initial public offering of common stock in July 1998, the Company filed consolidated federal income tax returns with AutoNation Inc. (“AutoNation”), its former parent company. In accordance with the Company’s tax sharing agreement with AutoNation, the Company may be liable for certain assessments imposed by the Internal Revenue Service for the periods through June 1998. The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 through 2003. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

7.	STOCKHOLDERS’ EQUITY
      During 2000 through 2004, the Board of Directors authorized the repurchase of up to $1,025.0 million of the Company’s Common Stock. As of December 31, 2004, the Company had paid $750.4 million to repurchase 35.2 million shares of its common stock, of which 9.6 million shares were acquired during the year ended December 31, 2004 for $266.1 million.
      In July 2003, the Company announced that its board of directors initiated a quarterly cash dividend of $.06 per share, which was increased to $.12 per share in the third quarter of 2004. Dividends declared were $54.6 million and $19.0 million during 2004 and 2003, respectively. As of December 31, 2004, the Company recorded a dividend payable of approximately $18.1 million to shareholders of record at the close of business on January 3, 2005.

8.	EMPLOYEE BENEFIT PLANS
      In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation (“Equity-Based Compensation Units”) to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense is recognized. Compensation expense resulting from grants of restricted stock or stock units is recognized during the vesting period.
      Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. In May 2002, the Company’s stockholders approved and adopted an amendment and restatement of the Stock Incentive Plan, which modified a number of its provisions, including an increase in the number of shares of common stock reserved for issuance under the Stock Incentive Plan from 20.0 million to 27.0 million. As of December 31, 2004, there were 6.0 million stock options reserved for future grants under the Stock Incentive Plan.
      During the three months ended March 31, 2004, the Company awarded 20,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. An additional 5,000 deferred stock units were granted to a new director during the three months ended December 31, 2004. These stock units vest immediately but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
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
      The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. The fair value of stock units and restricted shares granted during the year ended December 31, 2004 was $2.8 million, of which

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
$1.8 million was recorded as compensation expense in the Company’s Consolidated Statements of Income. The remaining $1.0 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheets. No other stock units or restricted shares were granted during the twelve months ended December 31, 2004.
      The following table summarizes the activity for Equity-Based Compensation Units for the years ended 2002, 2003 and 2004:

		Weighted-Average
	Shares	Exercise Price

Units outstanding at December 31, 2001	12.4	$16.22
Granted	2.3	17.45
Exercised	(1.9)	15.18
Cancelled	(.2)	15.39

Units outstanding at December 31, 2002	12.6	16.61
Granted	2.0	19.30
Exercised	(2.5)	16.21
Cancelled	(.3)	16.02

Units outstanding at December 31, 2003	11.8	17.18
Granted	1.8	24.65
Exercised	(2.3)	16.24
Cancelled	(.2)	19.72

Units outstanding at December 31, 2004	11.1	$18.51

      The following table summarizes information about the Company’s outstanding and exercisable stock options at December 31, 2004:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Yrs.)	Price	Shares	Price

$10.16 — $13.55	.6	3.5	$11.87	.6	$11.87
$13.56 — $16.93	1.3	4.9	14.68	.9	14.73
$16.94 — $20.32	7.3	4.8	18.12	5.1	17.93
$20.33 — $33.88	1.8	8.6	26.05	.2	24.78

	11.0	5.4	18.68	6.8	17.13

      The Company also maintains the Republic Services 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to a maximum of 15% of eligible compensation, as defined. In general, the Company provides matching contributions of 50% of the amount contributed by each participant up to 4% of the employee’s salary. The employer match is generally made in shares of the Company’s common stock. Both employee and Company contributions vest immediately. During 2004, the Company contributed shares of its common stock valued at $3.5 million to the Plan.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
      Earnings per share for the years ended December 31, 2004, 2003 and 2002 are calculated as follows:

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net income	$237.9	$177.6	$239.6

Denominator:
Denominator for basic earnings per share	152.8	160.3	165.4
Effect of dilutive securities —
Options to purchase common stock	2.5	1.8	1.3

Denominator for diluted earnings per share	155.3	162.1	166.7

Basic earnings per share	$1.56	$1.11	$1.45

Diluted earnings per share	$1.53	$1.10	$1.44

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	—	.1	.8
Weighted-average exercise price	$31.50	$25.02	$19.87

10.	SEGMENT INFORMATION
      The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2004	Revenue	Revenue(b)	Revenue	Accretion(c)	Income	Expenditures(d)	Assets

Eastern Region	$648.6	$(103.2)	$545.4	$43.8	$80.0	$51.4	$878.5
Central Region	700.9	(156.6)	544.3	79.4	100.9	84.9	1,083.6
Southern Region	751.9	(79.6)	672.3	66.7	110.8	71.4	879.3
Southwestern Region	342.1	(33.0)	309.1	30.6	41.2	24.7	405.3
Western Region	788.4	(151.9)	636.5	48.3	158.3	48.7	817.6
Corporate Entities(a)	.6	(.1)	.5	4.3	(38.9)	2.7	400.3

Total	$3,232.5	$(524.4)	$2,708.1	$273.1	$452.3	$283.8	$4,464.6

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion(c)	Income	Expenditures(d)	Assets

Eastern Region	$600.2	$(93.0)	$507.2	$36.4	$71.3	$40.7	$826.9
Central Region	671.7	(151.6)	520.1	74.0	106.6	75.7	960.5
Southern Region	680.3	(76.9)	603.4	62.8	107.5	69.9	865.6
Southwestern Region	332.6	(31.2)	301.4	28.7	50.2	28.9	409.4
Western Region	729.4	(143.9)	585.5	46.2	148.8	51.4	813.2
Corporate Entities(a)	.2	—	.2	3.7	(71.7)	6.6	678.5

Total	$3,014.4	$(496.6)	$2,517.8	$251.8	$412.7	$273.2	$4,554.1

				Depreciation,
				Amortization,	Other
	Gross	Intercompany	Net	and	Charges	Operating	Capital	Total
2002	Revenue	Revenue(b)	Revenue	Depletion(c)	(Income)	Income	Expenditures(d)	Assets

Eastern Region	$564.1	$(79.7)	$484.4	$32.0	$(4.1)	$87.0	$39.2	$822.2
Central Region	589.6	(120.2)	469.4	53.6	(1.5)	105.3	77.1	950.9
Southern Region	643.1	(65.5)	577.6	52.7	—	118.3	58.0	830.7
Southwestern Region	311.8	(29.1)	282.7	22.8	—	41.9	30.6	374.6
Western Region	690.0	(139.1)	550.9	41.3	—	145.5	47.3	826.7
Corporate Entities(a)	.2	(.1)	.1	(2.8)	—	(38.5)	6.4	404.0

Total	$2,798.8	$(433.7)	$2,365.1	$199.6	$(5.6)	$459.5	$258.6	$4,209.1

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions. The increase in operating income for Corporate Entities from 2003 to 2004 is due primarily to higher self-insurance expense recorded during 2003.
(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.
(c)	Effective January 1, 2003, the Company adopted SFAS 143. (See Note 1, Basis of Presentation, for further information.)
(d)	Capital expenditures for 2002 exclude $72.6 million used to purchase equipment consisting primarily of revenue-producing vehicles originally placed into service pursuant to an operating lease.
      Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2004 and 2003 is as follows:

	Balance as of			Balance as of
	December 31,			December 31,
	2003	Acquisitions	Transfers	2004

Eastern Region	$435.9	$2.6	$(2.1)	$436.4
Central Region	350.5	10.7	(3.6)	357.6
Southern Region	325.8	2.0	(1.3)	326.5
Southwestern Region	135.0	.2	(1.6)	133.6
Western Region	310.9	(2.3)	—	308.6

Total	$1,558.1	$13.2	$(8.6)	$1,562.7

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

				Cumulative Effect
	Balance as of			of Changes in	Balance as of
	December 31,			Accounting	December 31,
	2002	Acquisitions	Divestitures	Principles	2003

Eastern Region	$429.0	$7.2	$(.3)	$—	$435.9
Central Region	343.0	7.5	—	—	350.5
Southern Region	323.2	2.6	—	—	325.8
Southwestern Region	134.7	.3	—	—	135.0
Western Region	314.3	3.6	—	(7.0)	310.9

Total	$1,544.2	$21.2	$(.3)	$(7.0)	$1,558.1

      Revenue of the Company by revenue source for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Years Ended December 31,

	2004	2003	2002

Collection:
Residential	$655.2	$601.2	$530.7
Commercial	737.9	706.0	696.7
Industrial	558.1	523.0	501.6
Other	62.2	50.9	50.8

Total collection	2,013.4	1,881.1	1,779.8

Transfer and disposal	1,031.0	967.5	854.1
Less: Intercompany	(519.8)	(493.7)	(428.5)

Transfer and disposal, net	511.2	473.8	425.6
Other	183.5	162.9	159.7

Revenue	$2,708.1	$2,517.8	$2,365.1

11.	FUEL HEDGE
      During June 2001, the Company entered into option agreements for approximately 14.3 million gallons of heating oil. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2002. The option agreements were structured as zero-cost collars indexed to the price of heating oil. These option agreements expired in December 2002. In accordance with SFAS 133, $1.6 million representing the effective portion of the change in fair value for the year ended December 31, 2002, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was a gain of approximately $.1 million for the year ended December 31, 2002, and has been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized losses of $.8 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2002.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
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
Lease Commitments
      During December 1999, the Company entered into a $100.0 million operating lease facility established to finance the acquisition of operating equipment (primarily revenue-producing vehicles). In July 2002, the Company exercised its right to purchase the equipment underlying this facility by paying $72.6 million. In addition, the Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one to twenty-five years. Rent expense during the years ended December 31, 2004, 2003 and 2002 was approximately $11.4 million, $11.4 million and $20.0 million, respectively.
      Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2004 are as follows:

Years Ending
December 31,

2005	$4.1
2006	3.1
2007	2.8
2008	1.6
2009	1.3
Thereafter	5.6

$18.5

Unconditional Purchase Commitments
      Future minimum payments under unconditional purchase commitments at December 31, 2004 are as follows:

Years Ending
December 31,

2005	$27.6
2006	9.9
2007	2.0
2008	1.4
2009	1.4
Thereafter	11.8

$54.1

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
      Unconditional purchase commitments consist primarily of commitments to purchase collection vehicles and long-term disposal agreements that require the Company to dispose of a minimum number of tons at third party facilities.
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
      During 2003, the Company experienced an increase in expense associated with self-insurance. This increase was attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the 2003 policy year, based upon recent actuarial claims experience, expected claims development and medical cost inflation.
      The Company’s liabilities for unpaid and incurred but not reported claims at December 31, 2004 was $143.8 million under its current risk management program and are included in other current and other liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.
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
Restricted Cash and Marketable Securities, and Other Financial Guarantees
      In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At December 31, 2004, letters of credit totaling $489.8 million were outstanding, and surety bonds totaling $392.2 million were outstanding, which will expire on various dates through 2015.
      At December 31, 2004, the Company had $237.0 million of restricted cash deposits and $38.7 million of restricted marketable securities held as financial guarantees, including $119.0 million of restricted cash held for capital expenditures under certain debt facilities, and $34.3 million and $38.7 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss). The Company liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes, which matured in May 2004.
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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2004 and 2003:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2004	$637.3	$683.2	$699.9	$687.7
	2003	$594.6	$637.3	$648.0	$637.9

Operating income	2004	$110.0	$116.2	$116.5	$109.6
	2003	$105.4	$113.5	$87.3	$106.5

Income before cumulative effect of changes in accounting principles	2004	$56.9	$60.9	$62.5	$57.6
	2003	$54.6	$60.4	$44.7	$55.7

Net income	2004	$56.9	$60.9	$62.5	$57.6
	2003	$16.8	$60.4	$44.7	$55.7

Diluted income per share before cumulative effect of changes in accounting principles	2004	$.36	$.39	$.41	$.38
	2003	$.33	$.37	$.28	$.35

Diluted net income per share	2004	$.36	$.39	$.41	$.38
	2003	$.10	$.37	$.28	$.35

Weighted average common and common equivalent shares outstanding	2004	158.4	155.7	153.8	153.5
	2003	163.3	162.5	162.2	160.5
      During 2003, the Company experienced an increase in expense associated with self-insurance. This increase was attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the 2003 policy year, based upon recent actuarial claims

REPUBLIC SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)
experience, expected claims development and medical cost inflation. The majority of this increase in self-insurance expense was recorded during the third quarter of 2003.

15.	SUBSEQUENT EVENT
      On February 16, 2005, the Company commenced an offer to the holders of its 7 1/8% unsecured notes due 2009 to exchange up to $275.0 million aggregate principal amount of such notes for a like principal amount of new notes due 2035. This offering is conditioned upon receiving valid tenders of at least $175.0 million of the aggregate principal of existing notes. These new notes will bear interest at a rate equal to the sum of: (a) the bid side yield on the 5.375% U.S. Treasury Note due February 15, 2031, calculated on the second business day prior to the expiration date of the exchange offering, and (b) 130 basis points. The total exchange price for the old notes is intended to result in a yield to maturity on the settlement date equal to the sum of: (a) the bid-side yield on the 3.875% U.S. Treasury Note due May 15, 2009, calculated on the second business day prior to the expiration date, and (b) 35 basis points. The exchange offering is expected to close March 16, 2005, unless further extended by the Company. However, there can be no assurance that the conditions to the exchange offering will be met and the transaction will be consummated.

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
Report of Management on Republic Services, Inc.’s Internal Control Over Financial Reporting
      We, as members of management of Republic Services, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.
      Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
      Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.

PART III
      The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K), 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2005 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The following table sets forth certain information regarding equity compensation plans as of December 31, 2004 (number of securities in millions):

Number of
Securities Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Under	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column A

Equity compensation plans approved by security holders	11.1	$18.51	6.0
Equity compensation plans not approved by security holders	—	—	—

Total	11.1	$18.51	6.0

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
      (a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2004, 2003 and 2002.

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

Exhibit
Number		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	—	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1	—	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).

Exhibit
Number		Description of Exhibit

4.2	—	Long Term Credit Agreement dated July 3, 2002 among Republic Services, Inc., Bank of America N.A. as Administrative Agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.3	—	Indenture dated May 24, 1999 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.4	—	6 5/8% Note due May 15, 2004 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.5	—	6 5/8% Note due May 15, 2004 in the principal amount of $25,000,000 (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.6	—	7 1/8% Note due May 15, 2009 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.7	—	7 1/8% Note due May 15, 2009 in the principal amount of $175,000,000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.8	—	Indenture dated as of August 15, 2001, by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.9	—	First Supplemental Indenture, dated as of August 15, 2001 by Republic Services, Inc. to The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.10	—	6 3/4% Senior Note due 2011, in principal amount of $400,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.11	—	6 3/4% Senior Note due 2011, in principal amount of $50,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
10.1	—	Separation and Distribution Agreement dated June 30, 1998 by and between Republic Services, Inc. and AutoNation, Inc. (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
10.2	—	Tax Indemnification and Allocation Agreement dated June 30, 1998 by and between Republic Services, Inc. and AutoNation, Inc. (then known as Republic Industries, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
10.3	—	Republic Services, Inc. 1998 Stock Incentive Plan (as amended and restated March 6, 2002) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*
10.4	—	Employment Agreement dated October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.5	—	Employment Agreement dated October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.6	—	Employment Agreement dated October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*

Exhibit
Number		Description of Exhibit

10.7	—	Employment Agreement dated July 31, 2001 by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.8	—	Employment Agreement dated May 14, 2001 by and between Michael Cordesman, who became an executive officer in March 2002, and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002).*
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	—	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

REPUBLIC SERVICES, INC.

By:	/s/JAMES E. O’CONNOR

James E. O’Connor
Chairman of the Board and Chief Executive Officer
(principal executive officer)
February 25, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2005

/s/ Harris W. Hudson Harris W. Hudson	Vice Chairman and Director	February 25, 2005

/s/ Tod C. Holmes Tod C. Holmes	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2005

/s/ Charles F. Serianni Charles F. Serianni	Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2005

/s/ John W. Croghan John W. Croghan	Director	February 25, 2005

/s/ W. Lee Nutter W. Lee Nutter	Director	February 25, 2005

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 25, 2005

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 25, 2005

/s/ Michael W. Wickham Michael W. Wickham	Director	February 25, 2005

REPUBLIC SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
(in millions)

	Balance at	Additions	Accounts		Balance at
	Beginning	Charged to	Written		End
	of Year	Income	Off	Other(1)	of Year

CLASSIFICATIONS
Allowance for doubtful accounts:
2004	$19.0	$8.0	$(9.0)	$—	$18.0
2003	19.0	10.4	(10.4)	—	19.0
2002	19.0	11.2	(11.4)	.2	19.0

(1)	Allowance of acquired and divested businesses, net.