Form 10-Q
period 2005-03-31
REPUBLIC SERVICES INC
filed 2005-05-06
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     On April 29, 2005, the registrant had outstanding 137,239,851 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2005	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 6.	Exhibits	35
Second Supplemental Indenture
6.086% Note due March 15, 2035
6.086% Note due March 15, 2035
6.086% Note due March 15, 2035
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71.8	$141.5
Accounts receivable, less allowance for doubtful accounts of $17.2 and $18.0, respectively	246.1	268.7
Prepaid expenses and other current assets	73.7	76.4
Deferred tax assets	9.9	9.9

Total Current Assets	401.5	496.5
RESTRICTED CASH	224.1	237.0
RESTRICTED MARKETABLE SECURITIES	38.9	38.7
PROPERTY AND EQUIPMENT, NET	2,039.8	2,008.8
GOODWILL, NET	1,550.5	1,562.7
INTANGIBLE ASSETS, NET	30.2	30.2
OTHER ASSETS	96.0	90.7

	$4,381.0	$4,464.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110.0	$119.6
Accrued liabilities	136.5	135.3
Deferred revenue	82.2	99.7
Notes payable and current maturities of long-term debt	20.4	2.4
Other current liabilities	102.0	89.6

Total Current Liabilities	451.1	446.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,351.0	1,351.9
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	259.1	253.5
DEFERRED INCOME TAXES	428.1	406.5
OTHER LIABILITIES	145.9	133.6
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 186,155,539 and 185,750,304 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,412.2	1,399.4
Deferred compensation	(3.1)	(1.0)
Retained earnings	1,270.7	1,222.6
Treasury stock, at cost (41,080,800 and 35,168,400 shares, respectively)	(939.5)	(750.4)
Accumulated other comprehensive income, net of tax	3.6	—

Total Stockholders’ Equity	1,745.8	1,872.5

	$4,381.0	$4,464.6

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
REVENUE	$677.2	$637.3
EXPENSES:
Cost of operations	418.7	403.5
Depreciation, amortization and depletion	61.1	58.0
Accretion	3.5	3.3
Selling, general and administrative	74.4	62.5

OPERATING INCOME	119.5	110.0
INTEREST EXPENSE	(19.9)	(20.7)
INTEREST INCOME	2.5	2.0
OTHER INCOME (EXPENSE), NET	3.5	.5

INCOME BEFORE INCOME TAXES	105.6	91.8
PROVISION FOR INCOME TAXES	40.1	34.9

NET INCOME	$65.5	$56.9

BASIC EARNINGS PER SHARE	$.44	$.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	148.2	156.0

DILUTED EARNINGS PER SHARE	$.43	$.36

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	151.0	158.4

CASH DIVIDENDS PER COMMON SHARE	$.12	$.06

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common Stock		Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2004	150.6	$1.9	$1,399.4	$(1.0)	$1,222.6	$(750.4)	$—
Net income	—	—	—	—	65.5	—	—	$65.5
Cash dividends	—	—	—	—	(17.4)	—	—	—
Issuance of common stock	.3	—	9.6	—	—	—	—	—
Issuance of restricted stock and deferred stock units	.1	—	3.2	(3.2)	—	—	—	—
Amortization of deferred compensation	—	—	—	1.1	—	—	—	—
Purchase of common stock for treasury	(5.9)	—	—	—	—	(189.1)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.1	.1
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	3.5	3.5

Total comprehensive income	—	—	—	—	—	—	—	$69.1

BALANCE AT MARCH 31, 2005	145.1	$1.9	$1,412.2	$(3.1)	$1,270.7	$(939.5)	$3.6

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31,
	2005	2004
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$65.5	$56.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	40.5	37.1
Landfill depletion and amortization	18.9	19.6
Amortization of intangible and other assets	1.7	1.3
Accretion	3.5	3.3
Amortization of deferred compensation	1.1	.7
Deferred tax provision	20.0	15.0
Provision for doubtful accounts	.9	.6
Income tax benefit from stock option exercises	2.2	2.7
Gain on sale of businesses	(2.9)	—
Other non-cash items	.1	.1
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	20.0	(1.9)
Prepaid expenses and other assets	1.4	60.0
Accounts payable and accrued liabilities	(8.3)	(20.6)
Other liabilities	3.0	15.5

	167.6	190.3

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(50.2)	(38.8)
Proceeds from sale of property and equipment	.5	1.7
Cash used in business acquisitions, net of cash acquired	(2.5)	(1.2)
Cash proceeds from business dispositions	28.8	—
Amounts due and contingent payments to former owners	(.7)	(1.2)
Change in restricted cash	12.9	(2.4)
Change in restricted marketable securities	(.1)	(2.5)

	(11.3)	(44.4)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	3.8	—
Payment of premium to exchange notes payable	(27.6)	—
Payments of notes payable and long-term debt	(2.4)	(2.7)
Issuance of common stock	7.4	14.2
Purchases of common stock for treasury	(189.1)	(93.1)
Cash dividends	(18.1)	(9.3)

	(226.0)	(90.9)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(69.7)	55.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	119.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71.8	$174.2

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

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2004.

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

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company plans to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective approach. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it depends on levels of share-based payments granted in the future.

     There are no other new accounting pronouncements that are significant to the Company.

2. ACCRUED LANDFILL AND ENVIRONMENTAL COSTS

Landfill, Environmental and Legal Costs

     A summary of landfill and environmental liabilities is as follows:

	March 31,	December 31,
	2005	2004
Landfill final capping, closure and post-closure liabilities	$222.4	$216.8
Remediation	53.4	54.0
Environmental and legal costs	3.7	3.7

	279.5	274.5
Less: Current portion (included in other current liabilities)	(20.4)	(21.0)

Long-term portion	$259.1	$253.5

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

Total Available Disposal Capacity

     As of March 31, 2005, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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

Capitalized Landfill Costs

Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells and other costs associated with the development of the site. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), as discussed below.

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

     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.1% and 6.5% for the three months ended March 31, 2005 and 2004, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate.

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

     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2005 and 2004, the Company completed its annual reviews and recorded net reductions of $5.0 million and $2.6 million, respectively, in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
Asset retirement obligation liability, beginning of year	$216.8	$204.7
Additions incurred during the period	4.7	4.4
Revisions in estimates of future cash flows	(5.7)	(3.1)
Acquisitions during the period	3.3	—
Amounts settled during the period	(.2)	(2.6)
Accretion expense	3.5	3.3

Asset retirement obligation liability, end of period	222.4	206.7
Less: Current portion	(14.4)	(27.2)

Long-term portion	$208.0	$179.5

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $7.5 million at March 31, 2005, and are included as restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

Environmental Costs

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the three months ended March 31, 2005 and 2004.

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

     Landfills and landfill improvements are stated at cost and include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Accrued Landfill and Environmental Costs.)

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

     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.2 million and $.4 million for the three months ended March 31, 2005 and 2004, respectively.

     A summary of property and equipment is as follows:

	March 31,	December 31,
	2005	2004
Other land	$96.5	$97.9
Non-depletable landfill land	51.2	53.4
Landfill development costs	1,542.9	1,486.5
Vehicles and equipment	1,635.3	1,617.5
Buildings and improvements	283.6	287.0
Construction-in-progress — landfill	33.9	39.1
Construction-in-progress — other	7.9	7.4

	3,651.3	3,588.8

Less: Accumulated depreciation, depletion and amortization—
Landfill development costs	(749.4)	(742.9)
Vehicles and equipment	(789.2)	(766.3)
Building and improvements	(72.9)	(70.8)

	(1,611.5)	(1,580.0)

Property and equipment, net	$2,039.8	$2,008.8

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

     The Company acquired various solid waste businesses during the three months ended March 31, 2005 and 2004. The aggregate purchase price paid by the Company in these transactions was $2.5 million and $1.2 million in cash, respectively. In addition, during the three months ended March 31, 2005, the Company entered into a $53.1 million capital lease related to a landfill. The businesses acquired during the three months ended March 31, 2005 did not materially impact the Company’s results of operations for the three months ended March 31, 2005 or 2004 on a pro forma basis.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Three Months
	Ended March 31,
	2005	2004
Property and equipment	$56.2	$.3
Goodwill and other intangible assets	3.1	1.9
Working capital deficit	(.4)	(1.0)
Debt	(53.1)	—
Other liabilities	(3.3)	—

Cash used in acquisitions, respectively	$2.5	$1.2

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     During the three months ended March 31, 2005, the Company divested of its operations in western New York and received proceeds of approximately $28.6 million. The Company recorded a gain of $2.7 million on the divestiture.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consists of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

     The following table summarizes the activity in intangible assets and the related accumulated amortization accounts for the three months ended March 31, 2004 and 2005:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2003	$1,701.6	$43.2	$1,744.8
Acquisitions	1.8	.1	1.9
Other additions	—	1.0	1.0

Balance, March 31, 2004	$1,703.4	$44.3	$1,747.7

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(1.1)	(1.1)

Balance, March 31, 2004	$(143.4)	$(19.3)	$(162.7)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	2.2	.9	3.1
Divestitures	(15.8)	—	(15.8)
Other additions	—	.5	.5

Balance, March 31, 2005	$1,692.5	$55.6	$1,748.1

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(1.4)	(1.4)
Divestitures	1.4	—	1.4

Balance, March 31, 2005	$(142.0)	$(25.4)	$(167.4)

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

     The Company incurred no impairment of goodwill as a result of its annual goodwill impairment test in 2004. However, there can be no assurance that goodwill will not be impaired at any time in the future.

6. DEBT

     Notes payable and long-term debt are as follows:

	March 31,	December 31,
	2005	2004
$99.3 million and $375.0 million unsecured notes, net of unamortized discount of $.1 million and $.3 million as of March 31, 2005 and December 31, 2004, respectively; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.2	$374.7
$450.0 million unsecured notes, net of unamortized discount of $1.9 million and including $5.6 million and $.5 million of adjustments to fair market value as of March 31, 2005 and December 31, 2004, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	442.5	448.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.6 million as of March 31, 2005; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	247.9	—
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; $300.0 million matures June 2005 and $450.0 million matures in 2007	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2005 to 2037	526.5	527.3
Other debt; unsecured and secured by real property, equipment and other assets	55.3	3.7

	1,371.4	1,354.3
Less: Current portion	(20.4)	(2.4)

Long-term portion	$1,351.0	$1,351.9

     As of March 31, 2005, the Company had $374.2 million of availability under its revolving credit facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At March 31, 2005, the Company was in compliance with the financial covenants under these agreements.

     As of March 31, 2005, the Company had $224.1 million of restricted cash, of which $106.4 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.

     Interest paid was $25.4 million (net of $.2 million of capitalized interest) and $15.4 million (net of $.4 million of capitalized interest) for the three months ended March 31, 2005 and 2004, respectively.

     During the three months ended March 31, 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium will be amortized over the life of the new notes using the effective yield method.

     Other debt includes a $53.1 million capital lease related to a landfill that the company entered into during the three months ended March 31, 2005.

     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have total notional values of $225.0 million and $210.0 million. Swap agreements with a notional value of $225.0 million matured in May 2004, and agreements with a notional value of $210.0 million mature in August 2011. These maturities are identical to the Company’s public notes that were sold in 1999 and 2001, respectively. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6.625% and 6.75%, respectively. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

     As of March 31, 2005, interest rate swap agreements are reflected at fair market value of $5.6 million and are included in other liabilities and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2005 and 2004, the Company recorded net interest income of $.6 million and $2.5 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

7. INCOME TAXES

     Income taxes have been provided for the three months ended March 31, 2005 and 2004 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid (net of refunds received) were $2.4 million and $(28.6) million for the three months ended March 31, 2005 and 2004, respectively.

8. EMPLOYEE BENEFIT PLANS

     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation (“Equity-Based Compensation Units”) to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. As of March 31, 2005, 4.3 million Equity-Based Compensation Units remain available under the Stock Incentive Plan for future grants.

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

     Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary of the grant date. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date. During the three months ended March 31, 2005 and 2004, the Company awarded 24,000 and 20,000, respectively, deferred stock units to its non-employee directors under its Stock Incentive Plan. The Company also awarded 5,000 deferred stock units to a new non-employee director during the three months ended December 31, 2004. These stock units vest immediately but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

     Also during the three months ended March 31, 2005 and 2004, the Company awarded 82,000 and 79,500, respectively, shares of restricted stock to its executive officers. 10,000 of the shares awarded during 2005 vest effective January 1, 2006 and 43,500 of the shares awarded during 2004 vested during the three months ended March 31, 2005. The remaining 72,000 and 36,000 shares awarded during 2005 and 2004, respectively, vest in four equal annual installments beginning one year from the date of grant except that vesting may be accelerated based upon the achievement of certain performance targets. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment.

     The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the three months ended March 31, 2005 and 2004, compensation expense related to stock units and restricted shares of $1.1 million and $.7 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. $3.1 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’

equity in the Company’s Unaudited Condensed Consolidated Balance Sheets. No other stock units or restricted shares were granted during the three months ended March 31, 2005.

     A summary of equity-based compensation activity for the three months ended March 31, 2005 is as follows:

	Equity-Based	Weighted-Average
	Compensation Units	Exercise Price
Outstanding at beginning of year	11.1	$17.17
Granted	1.8	29.02
Exercised	(.4)	17.85
Cancelled	(.1)	21.60

Outstanding at March 31, 2005	12.4	$20.01

Exercisable at March 31, 2005	8.0	$17.48

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

	Three Months
	Ended March 31,
	2005	2004
Net income, as reported	$65.5	$56.9
Adjustments to net earnings for :
Stock-based compensation expense included in net income, net of tax	.7	.4
Proforma stock-based employee compensation expense pursuant to SFAS 123, net of tax	(2.7)	(2.5)

Net income, pro forma	$63.5	$54.8

Basic earnings per share-
As reported	$.44	$.36

Pro forma	$.43	$.35

Diluted earnings per share-
As reported	$.43	$.36

Pro forma	$.42	$.35

Assumptions -
Risk-free interest rates	3.6%	3.2%
Dividend yield	1.6%	.9%
Expected lives	5 years	5 years
Expected volatility	30%	40%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     During 2000 through 2004, the Board of Directors authorized the repurchase of up to $1,025.0 million of the Company’s common stock. As of March 31, 2005, the Company had repurchased a total of 41.1 million shares of its stock for $939.5 million, of which 5.9 million shares were acquired during the three months ended March 31, 2005 for $189.1 million. In April 2005, the Board of Directors authorized the repurchase of an additional $500.0 million of the Company’s common stock.

     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004. In January 2005, the Company paid a dividend of $18.1 million to stockholders of record as of January 3, 2005. As of March 31, 2005, the Company recorded a dividend payable of $17.4 million to stockholders of record at the close of business on April 1, 2005. In April 2005, the Company’s Board of Directors declared a regular quarterly dividend of $.12 per share payable to stockholders of record on July 1, 2005.

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

     Earnings per share for the three months ended March 31, 2005 and 2004 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2005	2004
Numerator:
Net income	$65,500	$56,900

Denominator:
Denominator for basic earnings per share	148,168	156,040
Effect of dilutive securities —
Options to purchase common stock	2,787	2,336
Unvested restricted stock awards	5	2

Denominator for diluted earnings per share	150,960	158,378

Basic earnings per share	$.44	$.36

Diluted earnings per share	$.43	$.36

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	8	22
Weighted average exercise price	$33.88	$31.20

10. OTHER COMPREHENSIVE INCOME

     At March 31, 2005, the Company had $38.9 million of restricted marketable securities held as financial guarantees. These securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based on quoted market prices. During the three months ended March 31, 2005, the Company recorded an unrealized gain, net of tax, of $.1 million to other comprehensive income related to the change in fair value of these securities.

     During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settle each month in equal notional amounts through December 2005. In accordance with SFAS 133, $1.1 million representing the effective portion of the change in fair value for the three months ended March 31, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material for the three months ended March 31, 2005, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.

     Realized gains of $.2 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2005.

     During the three months ended March 31, 2005, the Company offered to exchange a portion of its outstanding 7.125% notes due 2009 for new notes due 2035. To protect against fluctuations in the forecasted receipt of proceeds resulting from the issuance of thirty-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate, the Company entered into treasury lock agreements. In accordance with SFAS 133, these agreements were determined to be highly effective in offsetting changes in cash proceeds to be received upon issuance of the notes. Upon termination of these agreements in March 2005, the Company recorded a gain of $2.4 million, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. This gain will be amortized into interest expense over the life of the new notes using the effective yield method.

11. SEGMENT INFORMATION

     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31, 2005 and 2004 is shown in the following table:

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2005	Revenue	Revenue (b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$152.9	$(23.3)	$129.6	$10.5	$22.6	$3.9	$845.3
Central Region	167.2	(36.2)	131.0	18.0	21.8	7.3	1,071.1
Southern Region	193.3	(20.5)	172.8	17.9	31.0	9.7	870.0
Southwestern Region	85.2	(8.0)	77.2	3.4	15.6	4.8	461.4
Western Region	202.6	(38.7)	163.9	13.9	38.4	8.5	807.2
Corporate Entities (a)	2.7	—	2.7	.9	(9.9)	16.0	326.0

Total	$803.9	$(126.7)	$677.2	$64.6	$119.5	$50.2	$4,381.0

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2004	Revenue	Revenue (b)	Revenue	Accretion	Income	Expenditures	Assets
Eastern Region	$150.8	$(23.3)	$127.5	$10.1	$19.0	$7.4	$824.6
Central Region	160.3	(34.0)	126.3	18.4	22.2	8.6	958.0
Southern Region	176.6	(18.9)	157.7	14.9	29.1	8.8	856.8
Southwestern Region	82.1	(8.1)	74.0	8.2	10.9	4.3	408.4
Western Region	188.4	(36.8)	151.6	8.6	42.5	2.0	784.1
Corporate Entities (a)	.2	—	.2	1.1	(13.7)	7.7	713.4

Total	$758.4	$(121.1)	$637.3	$61.3	$110.0	$38.8	$4,545.3

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions.

(b)	Intercompany revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

     Total revenue of the Company by revenue source for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months
	Ended March 31,
	2005	2004
Collection:
Residential	$166.6	$157.1
Commercial	189.4	182.6
Industrial	136.9	129.5
Other	15.2	13.8

Total collection	508.1	483.0

Transfer and disposal	249.5	233.2
Less: Intercompany	(125.5)	(120.4)

Transfer and disposal, net	124.0	112.8
Other	45.1	41.5

Total revenue	$677.2	$637.3

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

     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2005 were $148.0 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Guarantees of Subsidiary Debt

     The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s Unaudited Condensed Consolidated Balance Sheets. (For further information, see Note 6, Debt).

Restricted Cash and Marketable Securities, and Other Financial Guarantees

     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. At March 31, 2005, letters of credit totaling $494.2 million were outstanding, and surety bonds totaling $428.6 million were outstanding, which will expire on various dates through 2015.

     At March 31, 2005, the Company had $224.1 million of restricted cash deposits and $38.9 million of restricted marketable securities held as financial guarantees, including $106.4 million of restricted cash held for capital expenditures under certain debt facilities, and $34.5 million and $38.9 million of restricted cash and restricted marketable securities, respectively, pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills. The Company’s restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2004.

Our Business

     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 138 collection companies in 21 states. We also own or operate 92 transfer stations and 59 solid waste landfills.

     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.

     The following table reflects our total revenue by source in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005		2004
Collection:
Residential	$166.6	24.6%	$157.1	24.6%
Commercial	189.4	28.0	182.6	28.7
Industrial	136.9	20.2	129.5	20.3
Other	15.2	2.2	13.8	2.2

Total collection	508.1	75.0	483.0	75.8

Transfer and disposal	249.5		233.2
Less: Intercompany	(125.5)		(120.4)

Transfer and disposal, net	124.0	18.3	112.8	17.7

Other	45.1	6.7	41.5	6.5

Total revenue	$677.2	100.0%	$637.3	100.0%

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

     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2005 and 2004, approximately 55% and 54%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.

     Our landfill cost of operations includes daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a unit-of-consumption basis as airspace is consumed.

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

     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2004 to 2005, operating income increased in our Eastern, Southern and Southwestern regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Central region, increased revenue was offset by weak economic conditions. In the Western region, revenue growth was offset by higher landfill depletion costs. The decrease in costs for Corporate Entities from 2004 to 2005 is primarily due to a decrease in insurance expense.

Business Combinations

     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

     We acquired various solid waste businesses during the three months ended March 31, 2005 and 2004. The aggregate purchase price we paid in these transactions was $2.5 million and $1.2 million in cash, respectively. In addition, during the three months ended March 31, 2005, the Company entered into a $53.1 million capital lease related to a landfill.

     We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of approximately $28.6 million. A gain of $2.7 million was recorded on the divestiture.

     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.

Consolidated Results of Operations

     Our net income was $65.5 million, or $.43 per diluted share, for the three months ended March 31, 2005, as compared to $56.9 million, or $.36 per diluted share, for the three months ended March 31, 2004.

     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
Revenue	$677.2	100.0%	$637.3	100.0%
Expenses:
Cost of operations	418.7	61.8	403.5	63.3
Depreciation, amortization and depletion of property and equipment	59.4	8.8	56.7	8.9
Amortization of intangible and other assets	1.7	.3	1.3	.2
Accretion	3.5	.5	3.3	.5
Selling, general and administrative expenses	74.4	11.0	62.5	9.8

Operating income	$119.5	17.6%	$110.0	17.3%

     Revenue. Revenue was $677.2 million and $637.3 million for the three months ended March 31, 2005 and 2004, respectively, an increase of 6.3%. The following table reflects the components of our revenue growth for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Core price	2.3%	2.3%
Fuel surcharges	.5	.1
Recycling commodities	.2	.5

Total price	3.0	2.9

Core volume	2.4	3.5
Non-core volume	—	(.2)

Total volume	2.4	3.3

Total internal growth	5.4	6.2

Acquisitions and divestitures, net	.9	1.0

Total revenue growth	6.3%	7.2%

     During the three months ended March 31, 2005, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2005. During the three months ended March 31, 2005, we experienced core volume growth in all lines of our business including our residential collection, commercial, industrial and landfill businesses.

     Cost of Operations. Cost of operations was $418.7 million for the three months ended March 31, 2005, versus $403.5 million for the comparable 2004 period. Cost of operations as a percentage of revenue was 61.8% for the three months ended March 31, 2005 versus 63.3% for the comparable 2004 period.

     The following table summarizes the major components of our cost of operations for the three months ended March 31, 2005 and 2004 in millions of dollars and as a percentage of our revenue:

	Three Months Ended
	March 31,
	2005		2004
Subcontractor, disposal and third party fees	$157.3	23.2%	$151.4	23.8%
Labor and benefits	133.7	19.7	128.6	20.2
Maintenance and operating	91.7	13.6	81.5	12.7
Insurance and other	36.0	5.3	42.0	6.6

Total	$418.7	61.8%	$403.5	63.3%

     A description of our cost categories is as follows:

•	Subcontractor, disposal and third party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating.

•	Insurance and other includes costs such as workers compensation, auto and general liability insurance, property taxes, property maintenance, and utilities.

     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to those of other companies.

     The increase in aggregate dollars is primarily a result of the expansion of our business through internal growth. The decrease in cost of operations as a percentage of revenue is primarily attributable to higher self-insurance expense in the three months ended March 31, 2005. Self-insurance expense was $38.2 million for the three months ended March 31, 2005 versus $44.2 million for the comparable 2004 period. The decrease in self-insurance expense during the current period relates primarily to our continued focus on safety and positive development in our actuarially developed self-insurance reserves. The decrease in cost of operations as a percentage of revenue during the three months ended March 31, 2005 versus the comparable 2004 period is also attributable to lower labor, disposal and subcontracting costs resulting from one less work day during the current period, improved pricing in all lines of our business, and continued focus on productivity improvements. These decreases in costs were partially offset by an increase in fuel prices.

     Depreciation, Amortization and Depletion of Property and Equipment. Expenses for depreciation, amortization and depletion of property and equipment were $59.4 million for the three months ended March 31, 2005, versus $56.7 million for the comparable 2004 period. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 8.8% for the three months ended March 31, 2005, versus 8.9% for the comparable 2004 period. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The decrease in such expenses as a percentage of revenue for the three month periods presented is due to a reduction in landfill amortization expense we recorded during the first quarter of 2005 related to the annual review of our calculations with respect to landfill asset retirement obligations.

     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $1.7 million for the three months ended March 31, 2005, versus $1.3 million for the comparable 2004 period. Amortization of intangible assets as a percentage of revenue was .3% for the three months ended March 31, 2005, versus .2% for the comparable 2004 period. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to the amortization of intangible assets associated with businesses acquired in 2004.

     Accretion Expense. Accretion expense was $3.5 million for the three months ended March 31, 2005, versus $3.3 million for the comparable 2004 period. Accretion expense as a percentage of revenue was .5% for the three months ended March 31, 2005 and 2004. The increase in such expenses in aggregate dollars is primarily due to the expansion of our landfill operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $74.4 million for the three months ended March 31, 2005, versus $62.5 million for the comparable 2004 period. Selling, general and administrative expenses as a percentage of revenue were 11.0% for the three months ended March 31, 2005, versus 9.8% for the comparable 2004 period. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to approximately $3.0 million of costs incurred during the first quarter of 2005 associated with the exchange of unsecured notes, increased incentive compensation costs and higher professional fees. Management believes selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2005 will be approximately ten percent.

     Interest Expense. Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $19.9 million for the three months ended March 31, 2005 versus $20.7 million for the comparable 2004 period. In May 2004, $225.0 million of public notes matured and were repaid resulting in a reduction in interest expense.

     Capitalized interest was $.2 million for the three months ended March 31, 2005, versus $.4 million for the comparable 2004 period.

     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $6.0 million for the three months ended March 31, 2005 versus $2.5 million for the comparable 2004 period. The increase in aggregate dollars versus the comparable period last year is primarily due to a gain recorded on the divestiture of operations in western New York.

     Income Taxes. The provision for income taxes was $40.1 million for the three months ended March 31, 2005, versus $34.9 million for the comparable 2004 period. Our effective income tax rate was 38.0% for the three months ended March 31, 2005 and 2004. Income taxes have been provided based upon our anticipated annual effective tax rate.

Landfill and Environmental Matters

Available Airspace

     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2005:

		Landfills
		Acquired,
	Balance as of	net of	New		Changes in		Balance as of
	December 31,	Divested or	Expansions	Airspace	Engineering	Changes in	March 31,
	2004	Closed	Undertaken	Consumed	Estimates	Design	2005
Permitted airspace:
Cubic yards (in millions)	1,529.6	17.9	—	(10.1)	7.4	1.6	1,546.4
Number of sites	58	1	—				59
Expansion airspace:
Cubic yards (in millions)	222.2	—	8.3	—	(.3)	.2	230.4
Number of sites	12	—	1				13

Total available airspace:
Cubic yards (in millions)	1,751.8	17.9	8.3	(10.1)	7.1	1.8	1,776.8

Number of active sites	58	1					59

     Changes in engineering estimates typically include minor modifications to available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

     During 2005, total available airspace increased by 25.0 million cubic yards primarily due to the acquisition of a landfill.

     As of March 31, 2005, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2005, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Accrued Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     As of March 31, 2005, thirteen of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these thirteen landfills have an estimated remaining average site life of 30 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

Final Capping, Closure and Post-Closure Costs

     As of March 31, 2005, accrued final capping, closure and post-closure costs were $222.4 million. The current portion of these costs of $14.4 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $208.0 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills

     The following table reflects changes in our investments in landfills for the three months ended March 31, 2005 and the future expected investment as of March 31, 2005 (in millions):

	Balance as of		Transfers	Landfills
	December 31,	Capital	and	Acquired, Net of
	2004	Additions	Adjustments	Divestitures
Non-depletable landfill land	$53.4	$—	$(2.2)	$—
Landfill development costs	1,486.5	.1	13.4	59.1
Construction in progress — landfill	39.1	4.9	(10.1)	—
Accumulated depletion and amortization	(742.9)	—	—	(2.8)

Net investment in landfill land and development costs	$836.1	$5.0	$1.1	$56.3

	Non-Cash	Revisions
	Additions	in
	for Asset	Estimates	Additions	Balance as of	Expected	Total
	Retirement	of Future	Charged to	March 31,	Future	Expected
	Obligations	Cash Flows	Expense	2005	Investment	Investment
Non-depletable landfill land	$—	$—	$—	$51.2	$—	$51.2
Landfill development costs	4.7	(20.9)	—	1,542.9	1,597.5	3,140.4
Construction in progress — landfill	—	—	—	33.9	—	33.9
Accumulated depletion and amortization	—	15.2	(18.9)	(749.4)	—	(749.4)

Net investment in landfill land and development costs	$4.7	$(5.7)	$(18.9)	$878.6	$1,597.5	$2,476.1

     The following table reflects our net investment in our landfills, excluding non-depletable land and our depletion, amortization and accretion expense for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Number of landfills owned or operated	59	57

Net investment, excluding non-depletable land (in millions)	$827.4	$743.4
Total estimated available disposal capacity (in millions of cubic yards)	1,776.8	1,759.9

Net investment per cubic yard	$.47	$.42

Landfill depletion and amortization expense (in millions)	$18.9	$19.6
Accretion expense (in millions)	3.5	3.3

	22.4	22.9
Airspace consumed (in millions of cubic yards)	10.1	9.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.22	$2.46

     During the three months ended March 31, 2005 and 2004, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

     As of March 31, 2005, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.4 billion, or $1.36 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to costs in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the three months ended March 31, 2005 and 2004.

Financial Condition

     At March 31, 2005, we had $224.1 million of restricted cash deposits and $38.9 million of restricted marketable securities held as financial guarantees, including $106.4 million of restricted cash held for capital expenditures under certain debt facilities, and $34.5 million and $38.9 million of restricted cash and restricted marketable securities, respectively, pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills. Restricted marketable securities consist of mutual funds invested in short-term investment grade securities, including mortgage-backed securities and U.S. Government obligations. These securities are available for sale and, as a result, are stated at fair value based upon quoted market prices. Unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income.

     We have a $750.0 million unsecured revolving credit facility with a group of banks, $300.0 million of which expires in June 2005 and $450.0 million of which expires July 2007. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of March 31, 2005, we had $374.2 million available under the credit facility.

     In May 1999, we sold $600.0 million of unsecured notes in the public market. $225.0 million of these notes bore interest at 6.625% per annum and matured in May 2004. The remaining $375.0 million bear interest at 7.125% per annum and mature in 2009. Interest on these notes is payable semi-annually in May and November. The $225.0 million and $375.0 million in notes were offered at a discount of $1.0 million and $.5 million, respectively. Proceeds from the notes were used to repay our revolving credit facility.

     In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6.75% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million. Proceeds from the notes were used to repay our revolving credit facility.

     In March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. We paid a premium of $27.6 million related to the exchange. This premium will be amortized over the life of the new notes using the effective yield method.

     Also in March 2005, we entered into a $53.1 million capital lease related to a landfill.

     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade rated financial institutions. The swap agreements have total notional values of $225.0 million and $210.0 million, respectively, and require our company to pay interest at floating rates based upon changes in LIBOR and receive interest at fixed rates of 6.625% and 6.75%, respectively. Swap agreements with a notional value of $225.0 million matured in May 2004, and agreements with a notional value of $210.0 million mature in August 2011.

     At March 31, 2005, we had $526.5 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2005 to 2037. As of March 31, 2005, we had $106.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

     We believe that our excess cash, our cash from operating activities and proceeds from our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to refinance the short-term portion of our credit facility and would be able to raise additional debt or equity financing, if necessary, to fund special corporate needs or to complete acquisitions. However, we cannot assure you that we will be able to obtain additional financing under favorable terms or extend our short-term credit facility on the same terms.

Selected Balance Sheet Accounts

     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the three months ended March 31, 2005 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2004	$18.0	$216.8	$54.0	$143.8
Non-cash asset additions	—	4.7	—	—
Accretion	—	3.5	—	—
Other additions charged to expense	.9	—	—	38.2
Revisions in estimates of future cash flows	—	(5.7)	—	—
Acquisitions	—	3.3	—	—
Payments or usage	(1.7)	(.2)	(.6)	(34.0)

Balance, March 31, 2005	17.2	222.4	53.4	148.0
Less: Current portion	17.2	14.4	2.4	51.6

Long-term portion	$—	$208.0	$51.0	$96.4

     Our expense related to doubtful accounts as a percentage of revenue for the three months ended March 31, 2005 was .1%. As of March 31, 2005, accounts receivable were $246.1 million, net of allowance for doubtful accounts of $17.2 million, resulting in days sales outstanding of 33, or 22 days net of deferred revenue. In addition, at March 31, 2005, our accounts receivable in excess of 90 days old totaled $19.5 million, or 7.4% of gross receivables outstanding.

Property and Equipment

     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2005 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance as of			Acquisitions,	Additions to Asset	Revisions in		Balance as of
	December 31,	Capital		Net of	Retirement	Estimates of Future	Transfers and	March 31,
	2004	Additions	Retirements	Divestitures	Obligations	Cash Flows	Adjustments	2005
Other land	$97.9	$—	$—	$(1.4)	$—	$—	$—	$96.5
Non-depletable landfill land	53.4	—	—	—	—		(2.2)	51.2
Landfill development costs	1,486.5	.1	—	59.1	4.7	(20.9)	13.4	1,542.9
Vehicles and equipment	1,617.5	42.9	(8.0)	(17.2)	—		.1	1,635.3
Buildings and improvements	287.0	.4	—	(4.0)	—		.2	283.6
Construction in progress — landfill	39.1	4.9	—	—	—		(10.1)	33.9
Construction in progress — other	7.4	1.9	—	—	—	—	(1.4)	7.9

Total	$3,588.8	$50.2	$(8.0)	$36.5	$4.7	$(20.9)	$—	$3,651.3

	Accumulated Depreciation, Amortization and Depletion
		Additions			Revisions in
	Balance as of	Charged		Acquisitions,	Estimates of	Balance as of
	December 31,	to		Net of	Future	March 31,
	2004	Expense	Retirements	Divestitures	Cash Flows	2005
Landfill development costs	$(742.9)	$(18.9)	$—	$(2.8)	$15.2	$(749.4)
Vehicles and equipment	(766.3)	(37.8)	7.5	7.4	—	(789.2)
Buildings and improvements	(70.8)	(2.7)	.1	.5	—	(72.9)

Total	$(1,580.0)	$(59.4)	$7.6	$5.1	$15.2	$(1,611.5)

Liquidity and Capital Resources

     The major components of changes in cash flows for the three months ended March 31, 2005 and 2004 are discussed below.

     Cash Flows From Operating Activities. Cash provided by operating activities was $167.6 million and $190.3 million for the three months ended March 31, 2005 and 2004, respectively. The changes in cash provided by operating activities during the periods are primarily due to expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes. In December 2003, we received written approval from the Internal Revenue Service to exclude probable airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million of which approximately $33.0 million was collected or used to offset taxes payable during the three months ended March 31, 2004. Also during the three months ended March 31, 2004, we collected a $23.0 million note receivable associated with a divested business.

     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

     Cash Flows Used In Investing Activities. Cash used in investing activities was $11.3 million and $44.4 million for the three months ended March 31, 2005 and 2004, respectively, and consists primarily of cash used for capital additions in 2005 and 2004 and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $50.2 million and $38.8 million for the three months ended March 31, 2005 and 2004, respectively.

     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

     Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2005 and 2004 was $226.0 million and $90.9 million, respectively, and consists primarily of purchases of common stock for treasury, payments of notes payable and long-term debt, and payments of cash dividends.

     From 2000 through 2004, our board of directors authorized the repurchase of up to $1,025.0 million of our common stock. As of March 31, 2005, we repurchased a total of 41.1 million shares of our stock for $939.5 million, of which 5.9 million shares were acquired during the three months ended March 31, 2005 for $189.1 million. During April 2005, our board of directors authorized the repurchase of an additional $500.0 million of our common stock.

     In July 2003, our board of directors initiated a quarterly dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004. In January 2005, we paid a dividend of $18.1 million to stockholders of record as of January 3, 2005. As of March 31, 2005, we recorded a dividend payable of approximately $17.4 million to stockholders of record at the close of business on April 1, 2005. In April 2005, our board of directors declared a regular quarterly dividend of $.12 per share payable to stockholders of record on July 1, 2005.

     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Ratings

     Our company has received investment grade ratings. As of March 31, 2005, our senior debt was rated BBB+/positive by Standard & Poor’s, BBB+/positive by Fitch and Baa2/stable by Moody’s.

Free Cash Flow

     We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles (GAAP) in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three months ended March 31, 2005 is calculated as follows (in millions):

Three Months Ended
March 31, 2005
Cash provided by operating activities	$167.6
Purchases of property and equipment	(50.2)
Proceeds from the sale of property and equipment	.5

Free cash flow	$117.9

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

Seasonality

     Our operations can be adversely affected by periods of inclement weather which could increase the volume of waste collected under existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.

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

     SFAS 123(R) must be adopted by public companies no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt SFAS 123(R) on January 1, 2006.

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

     We plan to adopt SFAS 123(R) using the modified-prospective method.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.6 million, $6.7 million and $4.0 million during the years ended 2004, 2003 and 2002, respectively.

     There are no other new accounting pronouncements that are significant to our company.

Disclosure Regarding Forward Looking Statements

     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things, whether our estimates and assumptions concerning our selected balance sheet accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate, and various factors that will impact our actual business and financial performance such as competition and demand for services in the solid waste industry; our ability to manage growth; compliance with, and future changes in, environmental regulations; our ability to obtain approvals in connection with expansions at our landfills; our ability to obtain financing on acceptable terms to finance our operations and growth strategy and for our company to operate within the limitations imposed by financing arrangements; our ability to repurchase common stock at prices that are accretive to earnings per share; our dependence on key personnel; general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within our control; dependence on large, long-term collection, transfer and disposal contracts; dependence on acquisitions for growth; risks associated with undisclosed liabilities of acquired businesses; risks associated with pending legal proceedings; and other factors contained in the our filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum
				Number ( or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units)
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares (or	Paid per	as Part of Publicly	the Plans or
	Units)	Share (or	Announced Plans	Programs
Period	Purchased*	Unit)	or Programs	(in millions)
Month #1 (January 1, — January 31, 2005)	90,132	$32.96	61,200	$272.6

Month #2 (February 1, — February 28, 2005)	2,171,700	30.95	2,171,700	205.4

Month #3 (March 1, — March 31, 2005)	3,682,808	32.57	3,679,500	85.5

Total	5,944,640	$31.99	5,912,400	$85.5

*	Includes 32,240 shares purchased in the open market in connection with our 401(k) and deferred compensation programs.

     The share purchases reflected in the table above, except those purchased in connection with employee benefit plans, were made pursuant to our $275.0 million repurchase programs approved by our board of directors in October 2004. This share repurchase program does not have an expiration date. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program. In April 2005, our board of directors authorized the repurchase of an additional $500.0 million of our common stock.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
4.1	Second Supplemental Indenture, dated as of March 21, 2005, by Republic Services, Inc. to The Bank of New York, as trustee

4.2	6.086% Note due March 15, 2035 in the principal amount of $270,348,000

4.3	6.086% Note due March 15, 2035 in the principal amount of $2,576,000

4.4	6.086% Note due March 15, 2035 in the principal amount of $2,750,000

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

     Date: May 6, 2005