Form 10-Q/A
period 2005-03-31
REPUBLIC SERVICES INC
filed 2005-06-24
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

     On April 29, 2005, the registrant had outstanding 143,154,376 shares of Common Stock, par value $.01 per share.

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, which was filed with the Securities and Exchange Commission on May 6, 2005, to correct the outstanding number of shares of the Registrant’s Common Stock as of April 29, 2005. The correct number is indicated on the cover page of this Amendment.

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

Date: June 24, 2005

3