Form 10-Q
period 2005-06-30
REPUBLIC SERVICES INC
filed 2005-08-04
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
     On July 29, 2005, the registrant had outstanding 140,403,567 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.3	$141.5
Accounts receivable, less allowance for doubtful accounts of $17.9 and $18.0, respectively	268.4	268.7
Prepaid expenses and other current assets	72.1	76.4
Deferred tax assets	9.9	9.9

Total Current Assets	380.7	496.5
RESTRICTED CASH	228.2	237.0
RESTRICTED MARKETABLE SECURITIES	—	38.7
PROPERTY AND EQUIPMENT, NET	2,058.3	2,008.8
GOODWILL, NET	1,550.5	1,562.7
INTANGIBLE ASSETS, NET	28.8	30.2
OTHER ASSETS	102.7	90.7

	$4,349.2	$4,464.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121.0	$119.6
Accrued liabilities	143.0	135.3
Deferred revenue	86.9	99.7
Notes payable and current maturities of long-term debt	5.3	2.4
Other current liabilities	120.2	89.6

Total Current Liabilities	476.4	446.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,357.3	1,351.9
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	268.0	253.5
DEFERRED INCOME TAXES	434.4	406.5
OTHER LIABILITIES	141.1	133.6
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 187,298,462 and 185,750,304 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,438.7	1,399.4
Deferred compensation	(2.3)	(1.0)
Retained earnings	1,318.1	1,222.6
Treasury stock, at cost (45,365,700 and 35,168,400 shares, respectively)	(1,087.5)	(750.4)
Accumulated other comprehensive income, net of tax	3.1	—

Total Stockholders’ Equity	1,672.0	1,872.5

	$4,349.2	$4,464.6

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE	$718.6	$683.2	$1,395.8	$1,320.5
EXPENSES:
Cost of operations	451.3	431.2	870.0	834.7
Depreciation, amortization and depletion	70.7	65.5	131.8	123.5
Accretion	3.5	3.4	7.0	6.7
Selling, general and administrative	70.2	66.9	144.6	129.4

OPERATING INCOME	122.9	116.2	242.4	226.2
INTEREST EXPENSE	(20.9)	(19.2)	(40.8)	(39.9)
INTEREST INCOME	2.2	1.4	4.7	3.4
OTHER INCOME (EXPENSE), NET	(.3)	(.2)	3.2	.3

INCOME BEFORE INCOME TAXES	103.9	98.2	209.5	190.0
PROVISION FOR INCOME TAXES	39.5	37.3	79.6	72.2

NET INCOME	$64.4	$60.9	$129.9	$117.8

BASIC EARNINGS PER SHARE	$.45	$.40	$.89	$.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	142.5	153.1	145.3	154.6

DILUTED EARNINGS PER SHARE	$.44	$.39	$.88	$.75

WEIGHTED AVERAGE COMMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	145.4	155.7	148.2	157.0

CASH DIVIDENDS PER COMMON SHARE	$.12	$.06	$.24	$.12

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common Stock		Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2004	150.6	$1.9	$1,399.4	$(1.0)	$1,222.6	$(750.4)	$—
Net income	—	—	—	—	129.9	—	—	$129.9
Cash dividends	—	—	—	—	(34.4)	—	—	—
Issuance of common stock	1.4	—	36.1	—	—	—	—	—
Issuance of restricted stock and deferred stock units	.1	—	3.2	(3.2)	—	—	—	—
Amortization of deferred compensation	—	—	—	1.9	—	—	—	—
Purchase of common stock for treasury	(10.2)	—	—	—	—	(337.1)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	3.1	3.1

Total comprehensive income	—	—	—	—	—	—	—	$133.0

BALANCE AT JUNE 30, 2005	141.9	$1.9	$1,438.7	$(2.3)	$1,318.1	$(1,087.5)	$3.1

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30,
	2005	2004
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$129.9	$117.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	81.5	74.8
Landfill depletion and amortization	46.7	46.0
Amortization of intangible and other assets	3.6	2.7
Accretion	7.0	6.7
Amortization of deferred compensation	1.9	.9
Deferred tax provision	26.7	28.7
Provision for doubtful accounts	3.0	1.4
Income tax benefit from stock option exercises	9.4	5.8
Gain on sale of businesses	(2.9)	—
Other non-cash items	.2	.2
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(4.6)	(21.4)
Prepaid expenses and other assets	(4.6)	99.8
Accounts payable and accrued liabilities	9.6	(9.5)
Other liabilities	27.7	8.0

	335.1	361.9

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(137.4)	(118.0)
Proceeds from sales of property and equipment	6.6	2.6
Cash used in business acquisitions, net of cash acquired	(2.5)	(37.6)
Cash proceeds from business dispositions	28.8	—
Amounts due and contingent payments to former owners	(1.5)	(2.1)
Change in restricted cash	8.8	(5.2)
Change in restricted marketable securities	38.7	144.3

	(58.5)	(16.0)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	8.8	32.5
Payment of premium to exchange notes payable	(27.6)	—
Payments of notes payable and long-term debt	(23.0)	(245.5)
Issuance of common stock	26.6	24.7
Purchases of common stock for treasury	(337.1)	(192.7)
Cash dividends	(35.5)	(18.4)

	(387.8)	(399.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(111.2)	(53.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	119.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30.3	$65.7

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
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company plans to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective approach. The impact of the adoption of
SFAS 123(R) cannot be predicted at this time because it depends on levels of share-based payments to be granted in the future.
     There are no other new accounting pronouncements that are significant to the Company.
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	June 30,	December 31,
	2005	2004
Landfill final capping, closure and post-closure liabilities	$229.2	$216.8
Remediation	52.6	54.0
Legal costs	1.9	3.7

	283.7	274.5
Less: Current portion (included in other current liabilities)	(15.7)	(21.0)

Long-term portion	$268.0	$253.5

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
Total Available Disposal Capacity
     As of June 30, 2005, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.1% and 6.5% for the six months ended June 30, 2005 and 2004, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the six months ended June 30, 2005 and 2004:

	Six Months
	Ended June 30,
	2005	2004
Asset retirement obligation liability, beginning of year	$216.8	$204.7
Additions incurred during the period	10.0	9.4
Revisions in estimates of future cash flows	(5.7)	(3.1)
Acquisitions during the period	3.3	.6
Amounts settled during the period	(2.2)	(4.5)
Accretion expense	7.0	6.7

Asset retirement obligation liability, end of period	229.2	213.8
Less: Current portion	(12.5)	(25.4)

Long-term portion	$216.7	$188.4

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $7.5 million at June 30, 2005, and are included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
Environmental Operating Costs
     In the normal course of business, the Company incurs various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance.
Environmental Claims, Litigation and Assessments
     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Expenses for environmental claims, litigation and assessments are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the six months ended June 30, 2005 and 2004.
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.5 million and $.8 million for the six months ended June 30, 2005 and 2004, respectively.
     A summary of property and equipment is as follows:

	June 30,	December 31,
	2005	2004
Other land	$96.9	$97.9
Non-depletable landfill land	51.2	53.4
Landfill development costs	1,556.9	1,486.5
Vehicles and equipment	1,686.0	1,617.5
Buildings and improvements	281.9	287.0
Construction-in-progress — landfill	46.5	39.1
Construction-in-progress — other	9.5	7.4

	3,728.9	3,588.8

Less: Accumulated depreciation, depletion and amortization—
Landfill development costs	(777.2)	(742.9)
Vehicles and equipment	(817.8)	(766.3)
Building and improvements	(75.6)	(70.8)

	(1,670.6)	(1,580.0)

Property and equipment, net	$2,058.3	$2,008.8

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
     The Company acquired various solid waste businesses during the six months ended June 30, 2005 and 2004. The purchase price paid by the Company in these transactions was $2.5 million and $37.8 million in cash, respectively. In addition, during the six months ended June 30, 2005, the Company entered into a $53.9 million capital lease related to a landfill. The businesses acquired during the six months ended June 30, 2005 did not materially impact the Company’s results of operations for the six months ended June 30, 2005 or 2004 on a pro forma basis.
     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Six Months
	Ended June 30,
	2005	2004
Property and equipment	$57.0	$33.0
Restricted cash	—	.6
Goodwill and other intangible assets	3.1	8.4
Working capital deficit	(.4)	(3.7)
Debt	(53.9)	—
Other liabilities	(3.3)	(.7)

Cash used in acquisitions, respectively	$2.5	$37.6

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

     During the three months ended March 31, 2005, the Company divested of its operations in western New York and received proceeds of $28.6 million. The Company recorded a gain of $2.7 million on the divestiture.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consists of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.
     The following table summarizes the activity in intangible assets and the related accumulated amortization accounts for the six months ended June 30, 2004 and 2005:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2003	$1,701.6	$43.2	$1,744.8
Acquisitions	7.8	.6	8.4
Other additions	—	1.4	1.4

Balance, June 30, 2004	$1,709.4	$45.2	$1,754.6

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(2.0)	(2.0)

Balance, June 30, 2004	$(143.4)	$(20.2)	$(163.6)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	2.2	.9	3.1
Divestitures	(15.8)	—	(15.8)
Other additions	—	.6	.6

Balance, June 30, 2005	$1,692.5	$55.7	$1,748.2

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(2.9)	(2.9)
Divestitures	1.4	—	1.4

Balance, June 30, 2005	$(142.0)	$(26.9)	$(168.9)

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
6. DEBT
     Notes payable and long-term debt are as follows:

	June 30,	December 31,
	2005	2004
$99.3 million and $375.0 million unsecured notes, net of unamortized discount of $-0- million and $.3 million as of June 30, 2005 and December 31, 2004, respectively; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$374.7
$450.0 million unsecured notes, net of unamortized discount of $1.8 million and $1.9 million, and including $.3 million and $.5 million of adjustments to fair market value, as of June 30, 2005 and December 31, 2004, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	448.5	448.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.6 million as of June 30, 2005; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	247.9	—
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2010 as of June 30, 2005	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2005 to 2037	526.5	527.3
Other debt; unsecured and secured by real property, equipment and other assets	40.4	3.7

	1,362.6	1,354.3
Less: Current portion	(5.3)	(2.4)

Long-term portion	$1,357.3	$1,351.9

     In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million.
     As of June 30, 2005, the Company had $362.8 million of availability under its revolving credit facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. At June 30, 2005, the Company was in compliance with the financial covenants under these agreements.
     As of June 30, 2005, the Company had $228.2 million of restricted cash, of which $85.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a guarantee of the Company’s performance.
     Interest paid was $39.4 million (net of $.5 million of capitalized interest) and $41.2 million (net of $.8 million of capitalized interest) for the six months ended June 30, 2005 and 2004, respectively.
     During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium will be amortized over the life of the new notes using the effective yield method.
     Other debt includes a $37.6 million capital lease liability as of June 30, 2005 related to a landfill that the Company began operating in May 2005.

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
     As of June 30, 2005, interest rate swap agreements are reflected at a fair market value of $.3 million and are included in other liabilities and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2005 and 2004, the Company recorded net interest income of $1.0 million and $4.8 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the six months ended June 30, 2005 and 2004 based upon the Company’s anticipated annual effective income tax rate of 38.0%. Income taxes paid (net of refunds received) were $1.4 million and $(24.8) million for the six months ended June 30, 2005 and 2004, respectively.
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation (“Equity-Based Compensation Units”) to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. As of June 30, 2005, 4.3 million Equity-Based Compensation Units remain available under the Stock Incentive Plan for future grants.
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
     The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the six months ended June 30, 2005 and 2004, compensation expense related to stock units and restricted shares of $1.9 million and $.9 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. $2.3 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’ equity in the Company’s Unaudited Condensed Consolidated Balance Sheets. No other stock units or restricted shares were granted during the six months ended June 30, 2005.
     A summary of equity-based compensation activity for the six months ended June 30, 2005 is as follows:

	Equity-Based	Weighted-Average
	Compensation Units	Exercise Price
Outstanding at beginning of year	11.1	$18.51
Granted	1.8	29.03
Exercised	(1.5)	16.93
Cancelled	(.1)	21.61

Outstanding at June 30, 2005	11.3	$20.36

Exercisable at June 30, 2005	6.9	$17.60

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$64.4	$60.9	$129.9	$117.8
Adjustments to net earnings for:
Stock-based compensation expense included in net income, net of tax	.5	—	1.2	—
Proforma stock-based employee compensation expense pursuant to SFAS 123, net of tax	(2.9)	(2.5)	(5.6)	(4.5)

Net income, pro forma	$62.0	$58.4	$125.5	$113.3

Basic earnings per share-
As reported	$.45	$.40	$.89	$.76

Pro forma	$.43	$.38	$.86	$.73

Diluted earnings per share-
As reported	$.44	$.39	$.88	$.75

Pro forma	$.43	$.38	$.85	$.72

Assumptions -
Risk-free interest rates	3.6%	3.2%	3.6%	3.2%
Dividend yield	1.6%	.9%	1.6%	.9%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	30%	40%	30%	40%

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through the period ended June 30, 2005, the Board of Directors authorized the repurchase of up to $1,525.0 million of the Company’s common stock. As of June 30, 2005, the Company had repurchased a total of 45.4 million shares of its stock for $1,087.5 million, of which 10.2 million shares were acquired during the six months ended June 30, 2005 for $337.1 million.
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004 and to $.14 in the third quarter of 2005. In April 2005, the Company paid a dividend of $17.4 million to stockholders of record as of April 1, 2005. As of June 30, 2005, the Company recorded a dividend payable of $17.0 million to stockholders of record at the close of business on July 1, 2005. In July 2005, the Company’s Board of Directors declared a regular quarterly dividend of $.14 per share payable to stockholders of record on October 3, 2005.
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
     Earnings per share for the three and six months ended June 30, 2005 and 2004 is calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$64,400	$60,900	$129,900	$117,800

Denominator:
Denominator for basic earnings per share	142,523	153,080	145,346	154,560
Effect of dilutive securities —
Options to purchase common stock	2,830	2,592	2,808	2,464
Unvested restricted stock awards	9	3	7	3

Denominator for diluted earnings per share	145,362	155,675	148,161	157,027

Basic earnings per share	$.45	$.40	$.89	$.76

Diluted earnings per share	$.44	$.39	$.88	$.75

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	—	22	4	22
Weighted average exercise price	$—	$31.20	$33.88	$31.20
10. OTHER COMPREHENSIVE INCOME
     During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settle each month in equal notional amounts through December 2005. In accordance with SFAS 133, $.8 million representing the effective portion of the change in fair value for the six months ended June 30, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material for the six months ended June 30, 2005, and has been included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized gains of $.6 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2005.
     During March 2005, the Company offered to exchange a portion of its outstanding 7.125% notes due 2009 for new notes due 2035. To protect against fluctuations in the forecasted receipt of proceeds resulting from the issuance of thirty-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate, the Company entered into treasury lock agreements. In accordance with SFAS 133, these agreements were determined to be highly effective in offsetting changes in cash proceeds to be received upon issuance of the notes. Upon termination of these agreements in March 2005, the Company recorded a gain of $2.3 million, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. This gain will be amortized into interest expense over the life of the new notes using the effective yield method.
11. SEGMENT INFORMATION
     The Company’s operations are managed and evaluated through five regions: Eastern, Central, Southern, Southwestern and Western. These five regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
     Summarized financial information concerning the Company’s reportable segments for the respective six months ended June 30, 2005 and 2004 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2005	Revenue	Revenue (b)	Revenue	Accretion(c)	(Loss)(d)	Expenditures	Assets
Eastern Region	$316.4	$(49.3)	$267.1	$21.6	$45.2	$26.0	$864.6
Central Region	354.1	(78.8)	275.3	38.5	50.4	27.5	1,080.9
Southern Region	393.3	(42.7)	350.6	35.3	62.7	27.2	871.1
Southwestern Region	181.8	(17.6)	164.2	11.8	30.4	11.9	469.1
Western Region	414.3	(78.5)	335.8	29.6	80.0	30.3	818.4
Corporate Entities (a)	2.8	—	2.8	2.0	(26.3)	14.5	245.1

Total	$1,662.7	$(266.9)	$1,395.8	$138.8	$242.4	$137.4	$4,349.2

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2004	Revenue	Revenue (b)	Revenue	Accretion(c)	(Loss)(d)	Expenditures	Assets
Eastern Region	$317.3	$(50.7)	$266.6	$20.7	$39.7	$20.5	$865.6
Central Region	340.0	(74.2)	265.8	38.2	50.2	30.3	973.3
Southern Region	361.8	(38.7)	323.1	31.3	57.7	31.1	869.5
Southwestern Region	171.0	(16.9)	154.1	15.9	21.6	10.9	408.5
Western Region	385.6	(75.0)	310.6	22.0	81.0	13.2	788.0
Corporate Entities (a)	.3	—	.3	2.1	(24.0)	12.0	416.9

Total	$1,576.0	$(255.5)	$1,320.5	$130.2	$226.2	$118.0	$4,321.8

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions.

(b)	Intercompany revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion include net reductions in amortization expense recorded during the three months ended March 31, 2005 and 2004 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(d)	During 2005 the Company changed its methodology for allocating certain charges relating to risk and health insurance to its reportable segments. Operating income for 2004 by segment has been reclassified to conform to this change in methodology.

     Total revenue of the Company by revenue source for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Collection:
Residential	$167.6	$164.2	$334.2	$321.3
Commercial	190.9	182.9	380.3	365.5
Industrial	151.7	140.6	288.6	270.1
Other	15.8	14.3	31.0	28.1

Total collection	526.0	502.0	1,034.1	985.0

Transfer and disposal	278.6	264.7	528.1	497.9
Less: Intercompany	(138.5)	(133.5)	(264.0)	(253.9)

Transfer and disposal, net	140.1	131.2	264.1	244.0
Other	52.5	50.0	97.6	91.5

Total revenue	$718.6	$683.2	$1,395.8	$1,320.5

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
Operating Lease Commitments
     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one month to sixteen years.
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
     The Company’s liabilities for unpaid and incurred but not reported claims at June 30, 2005 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits) were $151.9 million and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

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
Restricted Cash and Marketable Securities, and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	June 30,	December 31,
	2005	2004
Letters of credit	$547.6	$489.8
Surety bonds	432.9	392.2
     As of June 30, 2005, surety bonds expire on various dates through 2015.
     The Company’s restricted cash deposits and restricted marketable securities include restricted cash held for capital expenditures under certain debt facilities, and restricted cash and restricted marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	June 30,	December 31,
	2005	2004
Restricted cash:
Financing proceeds	$85.5	$119.0
Financial guarantees	59.7	34.3
Other	83.0	83.7

	228.2	237.0
Restricted marketable securities:
Financial guarantees	—	38.7

	$228.2	$275.7

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
Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 138 collection companies in 21 states. We also own or operate 93 transfer stations and 59 solid waste landfills.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is obtained from landfill disposal services and other services, including recycling, remediation and composting operations.
     The following table reflects our total revenue by source in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Collection:
Residential	$167.6	23.3%	$164.2	24.0%	$334.2	23.9%	$321.3	24.3%
Commercial	190.9	26.6	182.9	26.8	380.3	27.3	365.5	27.7
Industrial	151.7	21.1	140.6	20.6	288.6	20.7	270.1	20.5
Other	15.8	2.2	14.3	2.1	31.0	2.2	28.1	2.1

Total collection	526.0	73.2	502.0	73.5	1,034.1	74.1	985.0	74.6

Transfer and disposal	278.6		264.7		528.1		497.9
Less: Intercompany	(138.5)		(133.5)		(264.0)		(253.9)

Transfer and disposal, net	140.1	19.5	131.2	19.2	264.1	18.9	244.0	18.5
Other	52.5	7.3	50.0	7.3	97.6	7.0	91.5	6.9

Total revenue	$718.6	100.0%	$683.2	100.0%	$1,395.8	100.0%	$1,320.5	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended June 30, 2005 and 2004, approximately 56% and 54%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2004 to 2005, operating income increased in our Eastern, Southern and Southwestern regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In our Central region, increased revenue was partially offset by weak economic conditions. In our Western region, revenue growth was offset by higher landfill depletion costs. The increase in costs for Corporate Entities from 2004 to 2005 is primarily due to expansion of our business.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the six months ended June 30, 2005 and 2004. The purchase price we paid in these transactions was $2.5 million and $37.8 million in cash, respectively. In addition, during the six months ended June 30, 2005, the Company entered into a $53.9 million capital lease related to a landfill.
     We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of approximately $28.6 million. A gain of $2.7 million was recorded on the divestiture.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $64.4 million, or $.44 per diluted share, for the three months ended June 30, 2005, as compared to $60.9 million, or $.39 per diluted share, for the three months ended June 30, 2004. Our net income was $129.9 million, or $.88 per diluted share, for the six months ended June 30, 2005, as compared to $117.8 million, or $.75 per diluted share, for the six months ended June 30, 2004.
     The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenue	$718.6	100.0%	$683.2	100.0%	$1,395.8	100.0%	$1,320.5	100.0%
Expenses:
Cost of operations	451.3	62.8	431.2	63.1	870.0	62.3	834.7	63.2
Depreciation, amortization and depletion of property and equipment	68.8	9.6	64.1	9.4	128.2	9.2	120.8	9.2
Amortization of intangible and other assets	1.9	.2	1.4	.2	3.6	.2	2.7	.2
Accretion	3.5	.5	3.4	.5	7.0	.5	6.7	.5
Selling, general and administrative expenses	70.2	9.8	66.9	9.8	144.6	10.4	129.4	9.8

Operating income	$122.9	17.1%	$116.2	17.0%	$242.4	17.4%	$226.2	17.1%

     Revenue. Revenue was $718.6 million and $683.2 million for the three months ended June 30, 2005 and 2004, respectively, an increase of 5.2%. Revenue was $1,395.8 million and $1,320.5 million for the six months ended June 30, 2005 and 2004, respectively, an increase of 5.7%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Core price	2.6%	2.1%	2.4%	2.2%
Fuel surcharges	.5	.1	.5	.1
Recycling commodities	.1	.5	.2	.5

Total price	3.2	2.7	3.1	2.8

Core volume	2.4	3.5	2.4	3.5
Non-core volume	.2	—	.1	(.1)

Total volume	2.6	3.5	2.5	3.4

Total internal growth	5.8	6.2	5.6	6.2

Acquisitions and divestitures, net	(.6)	1.0	.1	1.0

Total revenue growth	5.2%	7.2%	5.7%	7.2%

     During the three and six months ended June 30, 2005, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2005. During the three and six months ended June 30, 2005, we experienced core volume growth in our residential collection, industrial collection and landfill businesses.
     Cost of Operations. Cost of operations was $451.3 million and $870.0 million for the three and six months ended June 30, 2005, versus $431.2 million and $834.7 million for the comparable 2004 periods. Cost of operations as a percentage of revenue was 62.8% and 62.3% for the three and six months ended June 30, 2005 versus 63.1% and 63.2% for the comparable 2004 periods.
     The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2005 and 2004 in millions of dollars and as a percentage of our revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Subcontractor, disposal and third party fees	$177.9	24.8%	$171.4	25.1%	$335.2	24.0%	$322.8	24.4%
Labor and benefits	138.0	19.2	132.7	19.4	271.7	19.4	261.3	19.8
Maintenance and operating	97.8	13.6	87.4	12.8	189.5	13.6	168.9	12.8
Insurance and other	37.6	5.2	39.7	5.8	73.6	5.3	81.7	6.2

Total	$451.3	62.8%	$431.2	63.1%	$870.0	62.3%	$834.7	63.2%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold.
•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors.
•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating.
•	Insurance and other includes costs such as workers compensation, auto and general liability insurance, property taxes, property maintenance, and utilities.

     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to those of other companies.
     The increase in cost of operations in aggregate dollars is primarily a result of the expansion of our business through internal growth. The decrease in cost of operations as a percentage of revenue is primarily attributable to lower self-insurance expense in the three and six months ended June 30, 2005. Self-insurance expense was $39.4 million and $77.6 million for the three and six months ended June 30, 2005, versus $41.6 million and $85.8 million for the comparable 2004 periods. The decrease in self-insurance expense during the current periods relates primarily to our continued focus on safety and positive development in our actuarially developed self-insurance reserves. The decrease in cost of operations as a percentage of revenue during the three and six months ended June 30, 2005 versus the comparable 2004 periods is also attributable to lower labor, disposal and subcontracting costs, improved pricing in all lines of our business, and continued focus on productivity improvements. These decreases in costs were offset by an increase in fuel prices.
     Depreciation, Amortization and Depletion of Property and Equipment. Expenses for depreciation, amortization and depletion of property and equipment were $68.8 million and $128.2 million for the three and six months ended June 30, 2005, versus $64.1 million and $120.8 million for the comparable 2004 periods. Expenses for depreciation, amortization and depletion of property and equipment as a percentage of revenue were 9.6% and 9.2% for the three and six months ended June 30, 2005, versus 9.4% and 9.2% for the comparable 2004 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue for the three month periods presented is due to an increase in depreciation expense associated with vehicles and equipment recently acquired.
     Amortization of Intangible Assets. Expenses for amortization of intangible assets were $1.9 million and $3.6 million for the three and six months ended June 30, 2005, versus $1.4 million and $2.7 million for the comparable 2004 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and six months ended June 30, 2005 and 2004.
     Accretion Expense. Accretion expense was $3.5 million and $7.0 million for the three and six months ended June 30, 2005, versus $3.4 million and $6.7 million for the comparable 2004 periods. Accretion expense as a percentage of revenue was .5% for the three and six months ended June 30, 2005 and 2004. The increase in such expenses in aggregate dollars is primarily due to the expansion of our landfill operations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $70.2 million and $144.6 million for the three and six months ended June 30, 2005, versus $66.9 million and $129.4 million for the comparable 2004 periods. Selling, general and administrative expenses as a percentage of revenue were 9.8% and 10.4% for the three and six months ended June 30, 2005, versus 9.8% for the comparable 2004 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue for the six month periods presented is primarily due to approximately $3.0 million of costs incurred during the first quarter of 2005 associated with the exchange of unsecured notes, increased incentive compensation costs and higher professional fees. Management believes selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2005 will be approximately ten percent.
     Interest Expense. Interest expense relates primarily to borrowings under our unsecured notes and tax-exempt bonds. Interest expense was $20.9 million and $40.8 million for the three and six months ended June 30, 2005 versus $19.2 million and $39.9 million for the comparable 2004 periods. The increase in interest expense during the three and six months ended June 30, 2005 versus the comparable 2004 periods is primarily due to an increase in interest rates on our floating-rate debt and fees associated with our revolving credit facility which we refinanced during the three months ended June 30, 2005.
     Capitalized interest was $.3 million and $.5 million for the three and six months ended June 30, 2005, versus $.4 million and $.8 million for the comparable 2004 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $1.9 million and $7.9 million for the three and six months ended June 30, 2005 versus $1.2 million and $3.7 million for the comparable 2004 periods. The increase in aggregate dollars during the six months ended June 30, 2005 versus the comparable period last year is primarily due to a gain recorded in 2005 on the divestiture of operations in western New York.
     Income Taxes. The provision for income taxes was $39.5 million and $79.6 million for the three and six months ended June 30, 2005, versus $37.3 million and $72.2 million for the comparable 2004 periods. Our effective income tax rate was

38% for the three and six months ended June 30, 2005 and 2004. Income taxes have been provided based upon our anticipated annual effective tax rate.
Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2005:

			Landfills
			Acquired,
	Balance as of		net of	New		Changes in		Balance as of
	December 31,	Permits	Divested or	Expansions	Airspace	Engineering	Changes in	June 30,
	2004	Granted	Closed	Undertaken	Consumed	Estimates	Design	2005
Permitted airspace:
Cubic yards (in millions)	1,529.6	21.9	17.9	—	(21.3)	7.4	1.6	1,557.1
Number of sites	58	—	1	—				59
Expansion airspace:
Cubic yards (in millions)	222.2	(21.9)	—	8.3	—	(.3)	.2	208.5
Number of sites	12	(2)	—	1				11

Total available airspace:
Cubic yards (in millions)	1,751.8	—	17.9	8.3	(21.3)	7.1	1.8	1,765.6

Number of active sites	58	—	1					59

     Changes in engineering estimates typically include minor modifications to available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2005, total available airspace increased by 13.8 million cubic yards primarily due to the acquisition of a landfill, new expansions undertaken and changes in engineering estimates partially offset by airspace consumed.
     As of June 30, 2005, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2005, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of June 30, 2005, eleven of our landfills meet the criteria for including expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 32 years, including the expansion airspace. The average estimated remaining life of all of our landfills is 30 years.
Final Capping, Closure and Post-Closure Costs
     As of June 30, 2005, accrued final capping, closure and post-closure costs were $229.2 million. The current portion of these costs of $12.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $216.7 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills
     The following table reflects changes in our investments in landfills for the six months ended June 30, 2005 and the future expected investment as of June 30, 2005 (in millions):

					Non-Cash Additions
	Balance as of			Landfills	for Asset
	December 31,	Capital		Acquired, Net of	Retirement
	2004	Additions	Retirements	Divestitures	Obligations
Non-depletable landfill land	$53.4	$—	$—	$—	$—
Landfill development costs	1,486.5	6.9	(5.6)	60.0	10.0
Construction in progress — landfill	39.1	19.7	—	—	—
Accumulated depletion and amortization	(742.9)	—	—	(2.8)	—

Net investment in landfill land and development costs	$836.1	$26.6	$(5.6)	$57.2	$10.0

	Revisions
	in
	Estimates	Additions	Transfers	Balance as of	Expected	Total
	of Future	Charged to	and	June 30,	Future	Expected
	Cash Flows	Expense	Adjustments	2005	Investment	Investment
Non-depletable landfill land	$—	$—	$(2.2)	$51.2	$—	$51.2
Landfill development costs	(20.9)	—	20.0	1,556.9	1,576.0	3,132.9
Construction in progress — landfill	—	—	(12.3)	46.5	—	46.5
Accumulated depletion and amortization	15.2	(46.7)	—	(777.2)	—	(777.2)

Net investment in landfill land and development costs	$(5.7)	$(46.7)	$5.5	$877.4	$1,576.0	$2,453.4

     The following table reflects our net investment in our landfills, excluding non-depletable land and our depletion, amortization and accretion expense for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004
Number of landfills owned or operated	59	58

Net investment, excluding non-depletable land (in millions)	$826.2	$773.8
Total estimated available disposal capacity (in millions of cubic yards)	1,765.6	1,773.5

Net investment per cubic yard	$.47	$.44

Landfill depletion and amortization expense (in millions)	$46.7	$46.0
Accretion expense (in millions)	7.0	6.7

	53.7	52.7

Airspace consumed (in millions of cubic yards)	21.3	20.1

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.52	$2.62

     During the six months ended June 30, 2005 and 2004, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.
     As of June 30, 2005, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction, over their expected remaining lives. Our total expected gross investment, excluding non-depletable land, estimated to be $2.4 billion, or $1.36 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.
     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to costs in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the six months ended June 30, 2005 and 2004.

Financial Condition
     At June 30, 2005, we had $228.2 million of restricted cash deposits, including $85.5 million of restricted cash held for capital expenditures under certain debt facilities and $59.7 million of restricted cash pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills.
     In June 2005, we entered into a new $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of June 30, 2005, we had $362.8 million available under the credit facility.
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
     Also in March 2005, we entered into a $53.9 million capital lease related to a landfill.
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
     At June 30, 2005, we had $526.5 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2005 to 2037. As of June 30, 2005, we had $85.5 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, our cash from operating activities and proceeds from our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.

Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the six months ended June 30, 2005 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2004	$18.0	$216.8	$54.0	$143.8
Non-cash asset additions	—	10.0	—	—
Accretion	—	7.0	—	—
Other additions charged to expense	3.0	—	.1	77.6
Revisions in estimates of future cash flows	—	(5.7)	—	—
Acquisitions	—	3.3	—	—
Payments or usage	(3.1)	(2.2)	(1.5)	(69.5)

Balance, June 30, 2005	17.9	229.2	52.6	151.9
Less: Current portion	(17.9)	(12.5)	(1.3)	(55.5)

Long-term portion	$—	$216.7	$51.3	$96.4

     Our expense related to doubtful accounts as a percentage of revenue for the six months ended June 30, 2005 was .2%. As of June 30, 2005, accounts receivable were $268.4 million, net of allowance for doubtful accounts of $17.9 million, resulting in days sales outstanding of 33, or 23 days net of deferred revenue. In addition, at June 30, 2005, our accounts receivable in excess of 90 days old totaled $19.0 million, or 6.6% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2005 (in millions):

	Gross Property and Equipment
					Non-Cash	Revisions in
	Balance as of			Acquisitions,	Additions to Asset	Estimates of		Balance as of
	December 31,	Capital		Net of	Retirement	Future	Transfers and	June 30,
	2004	Additions	Retirements	Divestitures	Obligations	Cash Flows	Adjustments	2005
Other land	$97.9	$—	$—	$(1.4)	$—	$—	$.4	$96.9
Non-depletable landfill land	53.4	—	—	—	—	—	(2.2)	51.2
Landfill development costs	1,486.5	6.9	(5.6)	60.0	10.0	(20.9)	20.0	1,556.9
Vehicles and equipment	1,617.5	103.8	(18.3)	(17.2)	—	—	.2	1,686.0
Buildings and improvements	287.0	2.3	—	(4.0)	—	—	(3.4)	281.9
Construction in progress — landfill	39.1	19.7	—	—	—	—	(12.3)	46.5
Construction in progress — other	7.4	4.7	—	—	—	—	(2.6)	9.5

Total	$3,588.8	$137.4	$(23.9)	$37.4	$10.0	$(20.9)	$.1	$3,728.9

	Accumulated Depreciation, Amortization and Depletion
		Additions			Revisions in
	Balance as of	Charged		Acquisitions,	Estimates of	Balance as of
	December 31,	to		Net of	Future	June 30,
	2004	Expense	Retirements	Divestitures	Cash Flows	2005
Landfill development costs	$(742.9)	$(46.7)	$—	$(2.8)	$15.2	$(777.2)
Vehicles and equipment	(766.3)	(76.1)	17.1	7.5	—	(817.8)
Buildings and improvements	(70.8)	(5.4)	.2	.4	—	(75.6)

Total	$(1,580.0)	$(128.2)	$17.3	$5.1	$15.2	$(1,670.6)

Liquidity and Capital Resources
     The major components of changes in cash flows for the six months ended June 30, 2005 and 2004 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $335.1 million and $361.9 million for the six months ended June 30, 2005 and 2004, respectively. The changes in cash provided by operating activities during the periods are primarily due to expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes. In December 2003, we received written approval from the Internal Revenue Service to exclude probable airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure costs for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million, which was collected or used to offset taxes payable during the six months ended June 30, 2004. Also during the six months ended June 30, 2004, we collected a $23.0 million note receivable associated with a divested business.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $58.5 million and $16.0 million for the six months ended June 30, 2005 and 2004, respectively, and consists primarily of cash used for capital additions in 2005 and 2004 and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $137.4 million and $118.0 million for the six months ended June 30, 2005 and 2004, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2005 and 2004 was $387.8 million and $399.4 million, respectively, and consists primarily of purchases of common stock for treasury, payments of notes payable and long-term debt, and payments of cash dividends.
     From 2000 through the period ended June 30, 2005, our board of directors authorized the repurchase of up to $1,525.0 million of our common stock. As of June 30, 2005, we repurchased a total of 45.4 million shares of our stock for $1,087.5 million, of which 10.2 million shares were acquired during the six months ended June 30, 2005 for $337.1 million.
     In July 2003, our board of directors initiated a quarterly dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004 and to $.14 in the third quarter of 2005. In April 2005, we paid a dividend of $17.4 million to stockholders of record as of April 1, 2005. As of June 30, 2005, we recorded a dividend payable of approximately $17.0 million to stockholders of record at the close of business on July 1, 2005. In July 2005, our board of directors declared a regular quarterly dividend of $.14 per share payable to stockholders of record on October 3, 2005.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade ratings. As of June 30, 2005, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from the sale of property and equipment as presented in our consolidated statement of cash flows. Our free cash flow for the three and six months ended June 30, 2005 is calculated as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Cash provided by operating activities	$167.5	$335.1
Purchases of property and equipment	(87.2)	(137.4)
Proceeds from the sale of property and equipment	6.1	6.6

Free cash flow	$86.4	$204.3

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
New Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
Disclosure Regarding Forward Looking Statements
     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things:
•	whether our estimates and assumptions concerning our selected balance sheet accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	various factors that will impact our actual business and financial performance such as competition and demand for services in the solid waste industry;

•	our ability to manage growth;

•	compliance with, and future changes in, environmental regulations;

•	our ability to obtain approvals in connection with expansions at our landfills;

•	our ability to obtain financing on acceptable terms to finance our operations and growth strategy and for our company to operate within the limitations imposed by financing arrangements;

•	our ability to repurchase common stock at prices that are accretive to earnings per share;

•	our dependence on key personnel;

•	general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within our control;

•	dependence on large, long-term collection, transfer and disposal contracts;

•	dependence on acquisitions for growth;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending legal proceedings; and

•	other factors contained in our filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units)
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares	Paid Per	as Part of Publicly	the Plans or
	(or Units)	Share (or	Announced Plans	Programs
Period	Purchased*	Unit)	or Programs	(in millions)
Month #1
(April 1, — April 30, 2005)	2,458,803	$33.68	2,425,800	$503.8
Month #2
(May 1, — May 31, 2005)	1,423,200	35.54	1,423,200	453.2
Month #3
(June 1, — June 30, 2005)	435,900	35.96	435,900	437.5

Total	4,317,903	$34.52	4,284,900	$437.5

* Includes 33,003 shares purchased in the open market in connection with our 401(k) program.
     The share purchases reflected in the table above, except those purchased in connection with employee benefit plans, were made pursuant to our $275.0 million and $500.0 million repurchase programs approved by our board of directors in October 2004 and April 2005, respectively. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 12, 2005 we held our annual stockholders meeting. The holders of 136,376,060 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
James E. O’Connor	134,104,901	2,271,159
Harris W. Hudson	135,102,221	1,273,839
John W. Croghan	135,102,756	1,273,304
W. Lee Nutter	135,103,671	1,272,389
Ramon A. Rodriguez	135,106,311	1,269,749
Allan C. Sorenson	135,102,661	1,273,399
Michael W. Wickham	135,102,441	1,273,619

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Credit Agreement, dated as of June 28, 2005, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, JP Morgan Chase Bank, N.A., Barclays Bank PLC and SunTrust Bank, as co-documentation agents, the other lenders party thereto, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated June 28, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Date: August 4, 2005