Form 10-K
period 2005-12-31
REPUBLIC SERVICES INC
filed 2006-02-24
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $5,099,127,118.

As of February 22, 2006, the registrant had outstanding 137,502,962 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant’s Proxy Statement relative to the 2006 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 140 collection companies in 21 states. We also own or operate 92 transfer stations, 59 solid waste landfills and 32 recycling facilities.

As of December 31, 2005, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of operating segments.

We had revenue of $2,863.9 million and $2,708.1 million and operating income of $477.2 million and $452.3 million for the years ended December 31, 2005 and 2004, respectively. The $155.8 million, or 5.8%, increase in revenue and the $24.9 million, or 5.5%, increase in operating income from 2004 to 2005 is primarily attributable to the successful execution of our operating and growth strategies described below.

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

We were incorporated as a Delaware corporation in 1996.

Industry Overview

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $46.5 billion, of which approximately 48% is generated by publicly-owned waste companies, 23% is generated by privately-held waste companies, and 29% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly-owned companies’ total revenue. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and other local governmental authorities generate approximately 52% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation.

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

Financial Strategy

A key component of our financial strategy is our ability to generate free cash flow. Our definition of free cash flow, which is not a measure determined in accordance with generally accepted accounting principles, is cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of shareholder value and provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment. It also demonstrates our ability to execute our financial strategy. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow.

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

We have used and will continue to use our cash flow to maximize stockholder value as well as our return on investment. This includes the following:

•	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

•	Internal Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

•	Strategic Acquisitions. We have and will continue to pursue strategic acquisitions that augment our existing business platform.

•	Share Repurchases. If we are unable to identify opportunities that satisfy our growth strategy, we intend to continue to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2005, we had repurchased a total of 51.5 million shares, or approximately 29% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $1,308.8 million. From 2000 through 2005, our board of directors authorized the repurchase of $1,525.0 million of the company’s common stock, of which $216.2 million remained available at December 31, 2005. In January 2006, our board of directors authorized the repurchase of up to an additional $275.0 million of our common stock. We believe that our share repurchase program will continue to enhance stockholder value.

•	Dividends. In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004 and to $.14 per share in the third quarter of 2005. We may consider increasing our quarterly cash dividend if we believe it will enhance stockholder value.

•	Minimize Borrowings. To the extent that the opportunities to enhance stockholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings.

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

James E. O’Connor, who has served as our Chief Executive Officer since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has over 31 years of experience in the solid waste industry.

Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 25 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, including Vice President of the Mid-Atlantic Region from 1992 to 1999.

The other corporate officers with responsibility for our operations have an average of over 24 years of management experience in the solid waste industry. Our five regional vice presidents and our 21 area presidents have an average of 24 years of experience in the industry.

In addition, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering, has over 41 years of experience in the solid waste industry, including 11 years with Waste Management and 19 years with private waste collection companies.

•	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. In early 2001, we added a sales, maintenance and operations manager to each of our regional management teams, which previously consisted of a regional vice president and a regional controller. We believe that strengthening our regional management teams allows us to more effectively and efficiently drive our company’s initiatives and helps ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for our area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

•	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2005, approximately 57% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we may be able to reduce our disposal costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs in the range of 10% of revenue, which we feel is appropriate given our existing business platform. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet, we have instituted a grid productivity program which allows us to benchmark the performance of all of our drivers. In our larger markets, we also use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be reduced.

•	High Levels of Customer Satisfaction. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

•	Utilize Systems to Improve Consistency in Financial and Operational Performance. We continue to focus on systems and training initiatives that complement our operating strategy. These initiatives include contact management, billing, productivity, maintenance and general ledger systems. These systems provide us with detailed information, prepared in a consistent manner that will allow us to quickly analyze and act upon trends in our business.

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

Pricing Activities.  We seek to secure price increases necessary to offset increased costs. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. During 2004 and 2005 we secured further broad-based price increases to offset various escalating capital and operating costs, including fuel. Price increases continue to be a major component of our overall operating strategy.

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

Sales and Marketing Activities.  We seek to manage our sales and marketing activities to enable our company to capitalize on our leading positions in many of the markets in which we operate. We currently have approximately 500 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a contact management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

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

businesses that complement our existing business platform. Our acquisition growth strategy focuses on privately-held solid waste companies and municipal and other local governmental authorities. We believe that our ability to acquire privately-held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately-held companies’ owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occur for many of the same reasons that privately-held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly-owned waste companies. In sum, our acquisition growth strategy focuses on:

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

Privatize Municipal Operations and Acquire Divested Operations.  We also seek to acquire solid waste collection operations, transfer stations and landfills that municipalities and other governmental authorities are privatizing. Many municipalities are seeking to outsource or sell these types of solid waste operations, as they lack the capital, technical expertise and/or operational resources necessary to comply with increasingly stringent regulatory standards and/or to compete effectively with private-sector companies. In addition, we have acquired, and will continue to seek to acquire, operations and facilities that are being divested by other publicly-owned waste companies.

Operations

Our operations primarily consist of the collection, transfer and disposal of non-hazardous solid waste.

Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers in 21 states through 140 collection companies. In 2005, 74.7% of our revenue was derived from collection services consisting of 32.0% from services provided to municipal and residential customers, 36.5% from services provided to commercial customers, and 31.5% from services provided to industrial and other customers.

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

Transfer and Disposal Services.  We own or operate 92 transfer stations. We deposit waste at these stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. As of December 31, 2005, we owned or operated 59 landfills, which had approximately 9,518 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.8 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities and the ability to expand our sites successfully. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See “—  Properties.”

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

Other Services.  We have 32 materials recovery facilities and other recycling operations, which are generally required to fulfill our obligations under long-term municipal contracts for residential collection services. These facilities sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. Wherever possible, our strategy is to reduce our exposure to fluctuations in recyclable commodity prices by utilizing third-party recycling facilities, thereby minimizing our recycling investment.

We provided remediation and other heavy construction services primarily through our subsidiary located in Missouri. We sold this subsidiary during the fourth quarter of 2005 because it did not compliment our core business strategy. During the ten months ended October 31, 2005, this business generated revenue of $12.9 million and had an operating loss of $2.5 million.

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

Most of our marketing activity is local in nature. However, we also provide a corporate accounts program in response to the needs of our customers.

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

We strive to conduct our operations in compliance with applicable laws and regulations. However, in the existing climate of heightened environmental concerns, from time to time, we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. There is no assurance that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established final capping, closure, post-closure and remediation liabilities that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves.

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

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit to the U.S. EPA a permit program designed to implement Subtitle D regulations by April 9, 1993. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D.

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

In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to modification and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

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

Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various states have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional; however, states have also attempted to distinguish proposed laws from those involved in and implicated by that ruling. In response to these Supreme Court rulings, the U.S. Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

We have established liabilities for landfill and environmental costs, which includes landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our liabilities recorded for such landfill and environmental expenditures are adequate. However, environmental laws may change, and there can be no assurance that our recorded liabilities will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or the identification of adverse environmental conditions previously unknown to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters” and “Risk Factors — Compliance with environmental and other laws and regulations may impede our growth.”

Liability Insurance and Bonding

The nature of our business exposes our company to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third-party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that the limits of such environmental liability insurance would be adequate in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

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

In the normal course of business, we may be required to post performance bonds, insurance policies, letters of credit and/or cash or marketable securities deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits, and certain business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

Employees

As of December 31, 2005, we employed approximately 13,000 full-time employees, approximately 3,200 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

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

ITEM 1A.	RISK FACTORS

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

We compete for collection accounts primarily on the basis of price and the quality of services. From time to time our competitors may reduce the price of their services in an effort to expand their market share or to win competitively bid municipal contracts.

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

Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of vehicles and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors, increased construction and excavation costs, and increases in the costs of other petroleum-based products such as synthetic landfill liners. During 2003, 2004 and 2005, we experienced increases in the cost of fuel and other petroleum-based products. A portion of these increases was passed on to our customers. However, because of the competitive nature of the waste industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase significantly in 2006. A significant increase in fuel costs could adversely affect our business.

We may be unable to execute our financial strategy.

Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, fund our internal growth, acquire other solid waste businesses, repurchase shares of our common stock, pay dividends, minimize our borrowings and take other actions to enhance stockholder value. We cannot assure you that we will be successful in executing our broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will continue to repurchase our common stock, or that we will be able to pay cash dividends or increase the amount of our dividends.

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

We cannot assure you that our liabilities recorded for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes to or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to us.

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

The Internal Revenue Service is auditing our consolidated tax returns for fiscal years 1998 through 2004. No assurance can be given with respect to the outcome of the audits for these periods or the effect they may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Ft. Lauderdale, Florida in leased premises. As of December 31, 2005, we operated approximately 6,100 collection vehicles. Certain of our property and equipment are subject to leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

The following table provides certain information regarding the 59 landfills owned or operated by us as of December 31, 2005:

					Unused
			Total	Permitted	Permitted
Landfill Name	Location	Region	Acreage(2)	Acreage(3)	Acreage(4)

545 Landfill	Winter Garden, Florida	Southern	80	58	—
623 Landfill	Richmond, Virginia	Eastern	332	138	73
Apex	Clark County, Nevada	Western	2,285	1,233	1,017
Brent Run	Montrose, Michigan	Central	544	103	40
Broadhurst Landfill	Jesup, Georgia	Southern	1,400	105	51
Carleton Farms	Detroit, Michigan	Central	664	388	185
Cedar Trail	Bartow, Florida	Southern	392	121	51
Charter Waste	Abilene, Texas	Southwestern	396	300	262
Chiquita Canyon	Valencia, California	Western	592	257	45
City of Arlington (1)	Arlington, TX	Southwestern	746	303	49
Countywide	East Sparta, Ohio	Eastern	865	258	145
Dozit Landfill	Morganfield, Kentucky	Central	231	47	23
East Carolina Landfill	Aulander, North Carolina	Southern	740	149	78
Elk Run	Onaway, Michigan	Central	99	39	24
Epperson Landfill	Williamstown, Kentucky	Central	899	100	22
Foothills Landfill(1)	Lenior, North Carolina	Southern	258	78	45
Forest Lawn	Three Oaks, Michigan	Central	511	185	23
Front Range	Denver, Colorado	Southwestern	602	195	133
Greenville	Greenville, South Carolina	Southern	21	7	4
Highway 78	Oconee, Georgia	Southern	379	117	107
Honeygo Run	Perry Hall, Maryland	Eastern	117	78	31
Kestrel Hawk	Racine, Wisconsin	Central	218	138	8
Laughlin(1)	Laughlin, Nevada	Western	40	24	—
Mallard Ridge	Delavan, Wisconsin	Central	743	90	48
Modern	York, Pennsylvania	Eastern	742	230	16
National Serv-All	Fort Wayne, Indiana	Central	724	354	160
Nine Mile Road	St. Augustine, Florida	Southern	354	57	11
North County	Houston, Texas	Southwestern	100	31	2
Northwest Tennessee	Union City, Tennessee	Central	600	120	61
Oak Grove	Winder, Georgia	Southern	407	72	—
Ohio County Balefill(1)	Beaver Dam, Kentucky	Central	961	178	121
Pepperhill	North Charleston, South Carolina	Southern	37	26	—
Pine Grove	Amanda, Ohio	Eastern	734	112	60
Pine Ridge	Griffin, Georgia	Southern	515	196	130
Potrero	Suisan, California	Western	1,423	190	60
Presidio(1)	Presidio, Texas	Southwestern	10	10	6
Republic/Alpine(1)	Alpine, Texas	Southwestern	80	74	67
Republic/CSC	Avalon, Texas	Southwestern	517	190	102
Republic/Maloy	Campbell, Texas	Southwestern	455	189	104
San Angelo(1)	San Angelo, Texas	Southwestern	269	233	107
Savannah Regional	Savannah, Georgia	Southern	121	56	26
Seabreeze Landfill	Clute, Texas	Southwestern	896	386	233
Seagull	Avalon, California	Western	6	3	—
Southern Illinois Regional	DeSoto, Illinois	Central	425	238	127
Spring Grove	Charleston, South Carolina	Southern	238	150	121
Swiftcreek Landfill	Macon, Georgia	Southern	836	85	12
Tay-Ban	Birch Run, Michigan	Central	136	43	9
Tri-K Landfill	Stanford, Kentucky	Central	710	190	139
Union County	Cross Anchor, South Carolina	Southern	600	83	52
United Refuse	Fort Wayne, Indiana	Central	353	62	—
Upper Piedmont Environmental	Roxboro, North Carolina	Southern	988	70	25
Uwharrie Landfill(1)	Mt. Gilead, North Carolina	Southern	466	118	32
Valley View Landfill	Sulphur, Kentucky	Central	899	250	95
Vasco Road	Livermore, California	Western	548	241	50
Victory Environmental	Terre Haute, Indiana	Central	1,013	303	123
Wabash Valley	Wabash, Indiana	Central	390	137	48
West Contra Costa County	Contra Costa, California	Western	350	176	—
Whitefeather	Pinconning, Michigan	Central	639	57	22
Worthington	Worthington, Indiana	Central	420	97	28

Total			31,116	9,518	4,613

(1)	Operated but not owned by us.
(2)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other contiguous land owned by our company.
(3)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(4)	Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to our stockholders during the fourth quarter of 2005.

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

Market Information, Holders and Dividends

Our common stock began trading on the New York Stock Exchange on July 1, 1998.

The following table sets forth the range of the high and low sales prices of our common stock and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

2005
First Quarter	$33.66	$30.11	$.12
Second Quarter	36.85	32.50	.12
Third Quarter	38.04	33.58	.14
Fourth Quarter	38.34	33.00	.14

2004
First Quarter	$27.43	$24.50	$.06
Second Quarter	30.27	27.05	.06
Third Quarter	30.10	26.50	.12
Fourth Quarter	33.98	28.95	.12

On February 16, 2006 the last reported sales price of our common stock was $39.21.

There were approximately 87 record holders of our common stock at February 16, 2006, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In January 2006, our board of directors declared a regular quarterly dividend of $.14 per share for stockholders of record on April 3, 2006. We expect to continue to pay quarterly cash dividends, and our board of directors may consider increasing our quarterly cash dividends if we believe it will enhance stockholder value.

From 2000 through 2005, our board of directors authorized the repurchase of up to $1,525.0 million of our common stock. As of December 31, 2005, we paid $1,308.8 million to repurchase 51.5 million shares of our common stock, of which 16.3 million shares were acquired during 2005 for $558.4 million. As of December 31, 2005, we had $216.2 million remaining under our share repurchase authorization. In January 2006, our board of directors authorized the repurchase of up to an additional $275.0 million of our common stock.

We have the ability under our loan covenants to pay dividends and repurchase our common stock under the condition that we are in compliance with the covenants. As of December 31, 2005, we were in compliance with the financial covenants of our loan agreements.

The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Form 10-K.

Issuer Purchases of Equity Securities

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number	(b)	Purchased as Part	that May Yet Be
	of Shares	Average Price	of Publicly	Purchased Under the
	(or Units)	Paid per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions)

Month #1 (October 1, — October 31, 2005)	1,119,600	$34.52	1,119,600	$285.3
Month #2 (November 1, — November 30, 2005)	738,200	36.03	738,200	258.7
Month #3 (December 1, — December 31, 2005)	1,147,700	37.06	1,147,700	216.2

Total	3,005,500	$35.86	3,005,500	$216.2

The share purchases reflected in the table above were made pursuant to our $500.0 million repurchase program approved by our board of directors in April 2005. This share repurchase program does not have an expiration date. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $216.2 million and under the additional $275.0 million program authorized by our board of directors in January 2006.

ITEM 6.	SELECTED FINANCIAL DATA (in millions, except per share data)

The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected statement of income data and the other operating data for 2001 and the selected balance sheet data at December 31, 2001 were derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent certified public accountants. Certain amounts in the historical Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. See Notes 1, 4 and 7 of the Notes to our Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders’ equity and their effect on comparability of year-to-year data.

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Income Data:
Revenue	$2,863.9	$2,708.1	$2,517.8	$2,365.1	$2,257.5
Expenses:
Cost of operations	1,803.9	1,714.4	1,605.4	1,472.9	1,422.5
Depreciation, amortization and depletion	278.8	259.4	239.1	199.6	215.4
Accretion	14.5	13.7	12.7	—	—
Selling, general and administrative	289.5	268.3	247.9	238.7	236.5
Other charges (income)	—	—	—	(5.6)	99.6

Operating income	477.2	452.3	412.7	459.5	283.5
Interest expense	(81.0)	(76.7)	(78.0)	(77.0)	(80.1)
Interest income	11.4	6.9	9.5	4.3	4.4
Other income (expense), net	1.6	1.2	3.2	(.3)	1.5

Income before income taxes	409.2	383.7	347.4	386.5	209.3
Provision for income taxes	155.5	145.8	132.0	146.9	83.8

Income before cumulative effect of changes in accounting principles	253.7	237.9	215.4	239.6	125.5
Cumulative effect of changes in accounting principles	—	—	(37.8)	—	—

Net income	$253.7	$237.9	$177.6	$239.6	$125.5

Basic earnings per share:
Before cumulative effect of changes in accounting principles	$1.78	$1.56	$1.34	$1.45	$.74
Cumulative effect of changes in accounting principles	—	—	(.23)	—	—

Basic earnings per share	$1.78	$1.56	$1.11	$1.45	$.74

Weighted average common shares outstanding	142.4	152.8	160.3	165.4	170.1

Diluted earnings per share:
Before cumulative effect of changes in accounting principles	$1.75	$1.53	$1.33	$1.44	$.73
Cumulative effect of changes in accounting principles	—	—	(.23)	—	—

Diluted earnings per share	$1.75	$1.53	$1.10	$1.44	$.73

Weighted average common and common equivalent shares outstanding	145.0	155.3	162.1	166.7	171.1

Cash dividends per common share	$.52	$.36	$.12	$—	$—

	Years Ended December 31,
	2005	2004	2003	2002	2001

Other Operating Data:
Cash flows from operating activities	$767.5	$666.3	$600.5	$569.7	$459.2
Capital expenditures	328.7	283.8	273.2	258.6	249.3
Proceeds from sales of property and equipment	10.1	5.7	9.1	14.6	8.7

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$131.8	$141.5	$119.2	$141.5	$16.1
Restricted cash and marketable securities	255.3	275.7	397.4	175.0	142.3
Total assets	4,550.5	4,464.6	4,554.1	4,209.1	3,856.3
Total debt	1,475.1	1,354.3	1,520.3	1,442.1	1,367.7
Total stockholders’ equity	1,605.8	1,872.5	1,904.5	1,881.1	1,755.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.

Overview of Our Business

We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 140 collection companies in 21 states. We also own or operate 92 transfer stations, 59 solid waste landfills and 32 recycling facilities.

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.

The following table reflects our revenue by source for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Years Ended December 31,
	2005		2004		2003

Collection:
Residential	$683.6	23.9%	$655.2	24.2%	$601.2	23.9%
Commercial	781.1	27.3	737.9	27.2	706.0	28.0
Industrial	597.8	20.9	558.1	20.6	523.0	20.8
Other	76.6	2.6	62.2	2.3	50.9	2.0

Total collection	2,139.1	74.7	2,013.4	74.3	1,881.1	74.7

Transfer and disposal	1,108.6		1,031.0		967.5
Less: Intercompany	(560.1)		(519.8)		(493.7)

Transfer and disposal, net	548.5	19.1	511.2	18.9	473.8	18.8
Other	176.3	6.2	183.5	6.8	162.9	6.5

Revenue	$2,863.9	100.0%	$2,708.1	100.0%	$2,517.8	100.0%

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

The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended December 31, 2005 and 2004, approximately 57% and 54%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.

Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.

Cost and airspace estimates are developed at least annually by engineers. These estimates are used by our operating and accounting personnel to adjust our rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, available airspace, inflation and applicable regulations. Changes in available airspace include changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.

Summarized financial information concerning our reportable segments for the respective years ended December 31, 2005, 2004 and 2003 is shown in the following table:

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2005	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$543.7	$45.3	$(.7)	$44.6	$92.2	17.0%
Central Region	567.8	81.3	.9	82.2	103.5	18.2%
Southern Region	734.7	74.0	(.4)	73.6	121.4	16.5%
Southwestern Region	320.8	33.5	(4.2)	29.3	50.9	15.9%
Western Region	693.9	58.8	.6	59.4	163.9	23.6%
Corporate Entities	3.0	4.2	—	4.2	(54.7)	—

Total	$2,863.9	$297.1	$(3.8)	$293.3	$477.2	16.7%

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2004	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$545.4	$43.2	$.6	$43.8	$81.4	14.9%
Central Region	544.3	79.3	.1	79.4	102.6	18.8%
Southern Region	672.3	68.6	(1.9)	66.7	112.8	16.8%
Southwestern Region	309.1	31.1	(.5)	30.6	42.2	13.7%
Western Region	636.5	51.0	(2.7)	48.3	160.6	25.2%
Corporate Entities	.5	4.3	—	4.3	(47.3)	—

Total	$2,708.1	$277.5	$(4.4)	$273.1	$452.3	16.7%

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2003	Revenue	Accretion	(Loss)	Margin

Eastern Region	$507.2	$36.4	$65.3	12.9%
Central Region	520.1	74.0	99.9	19.2%
Southern Region	603.4	62.8	99.7	16.5%
Southwestern Region	301.4	28.7	46.5	15.4%
Western Region	585.5	46.2	140.4	24.0%
Corporate Entities	.2	3.7	(39.1)	—

Total	$2,517.8	$251.8	$412.7	16.4%

(a)	Consists of adjustments to amortization expense for changes in estimates and assumptions related to our annual review of landfill asset retirement obligations under SFAS 143.

Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2004 to 2005, operating income increased in all of our regions due to the successful execution of our pricing strategy.

•	During the first quarter of 2005, we divested of our operations in western New York which reduced revenue in our Eastern Region. This reduction in revenue was almost completely offset by increases in prices. Operating margins improved because of increases in prices and lower average disposal costs resulting from the New York divestiture.

•	In our Central Region, price increases and acquisitions resulted in higher revenue during 2005 compared to 2004. Operating margins decreased primarily due to higher fuel costs partially offset by lower subcontracting and third-party hauling costs.

•	Our operations in the Southern Region benefited from stronger volumes in our collection, transfer and landfill businesses. Operating margins decreased primarily due to higher fuel costs partially offset by decreases in labor and maintenance costs resulting from operating efficiencies.

•	In our Southwestern Region, increased revenue resulting from increased prices and volumes was partially offset by a decrease in revenue at our remediation and heavy construction services business. This business was sold in the fourth quarter of 2005. Operating margins improved because of a decrease in subcontracting costs and due to adjustments to landfill amortization expense associated with SFAS 143.

•	In our Western Region, increases in prices and volumes in our collection, transfer and landfill operations resulted in higher revenue during 2005 compared to 2004. Operating margins decreased because of higher fuel and disposal costs and because of adjustments to landfill amortization expense associated with SFAS 143.

•	The increase in operating loss for Corporate Entities from 2004 to 2005 is primarily due to higher compensation and other costs related to the expansion of our business, approximately $3.0 million of costs associated with the exchange of unsecured notes during 2005 and $2.1 million related to the acceleration of the vesting of all outstanding stock options in 2005.

The increase in operating income from 2003 to 2004 in total and for each of our regions was partially due to a decrease in self-insurance expense. Operating income increased in our Eastern, Southern and Western Regions due to an overall increase in revenue resulting from the successful execution of our growth strategy. In the Central Region, increased revenue was partially offset by weak economic conditions and an increase in costs related to the long-haul transport of waste by third-party vendors. In the Southwestern Region, revenue growth was impeded by the closure of a landfill and the completion of a special waste contract during 2003. The increase in costs for Corporate Entities from 2003 to 2004 is primarily due to the expansion of our business.

2005 Financial Objectives

In January 2005, we publicly announced our objectives for the year. These objectives included the following:

•	Generating free cash flow (a non-GAAP measure) of approximately of $260 million.

•	Using our free cash flow to repurchase shares of our common stock under our $275.0 million share repurchase program approved by our board of directors in October 2004 and continuing to pay quarterly cash dividends.

•	Generating diluted earnings per share of $1.65 to $1.70.

•	Growing revenue from core operations in the range of 4.0% to 4.5%, with 2.5% attributable to price increases and 1.5% to 2.0% attributable to volume growth.

•	Purchasing approximately $300 million of property and equipment.

2005 Business Performance

During 2005, we exceeded all of our financial objectives.

Our internal growth from core operations for 2005 was 6.1%, with 3.8% from price increases and 2.3% from volume growth. During 2005, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. We also secured broad-based price increases to offset various escalating capital and operating costs, including fuel. We experienced core volume growth in all lines of our business, including our residential collection business resulting from the addition of several new municipal contracts, and our landfill and transfer station businesses resulting from newly opened sites and new contracts. Our core volume growth was also positively impacted by hurricane clean-up efforts. In addition, our geographic mix of business, which is concentrated in high growth markets, positively impacted our operating results. As a result, during 2005 we were able to exceed the internal growth objectives we established at the beginning of the year.

Our operating margins in 2005 remained consistent with those achieved during 2004. During 2005, significantly higher fuel costs were offset by improved pricing, lower self-insurance expense and continued focus on productivity improvements.

During 2005, we generated free cash flow of $448.9 million (consisting of cash provided by operating activities of $767.5 million, less purchases of property and equipment of $328.7 million, plus proceeds from sales of property and equipment of $10.1 million), which substantially exceeded our objective. Our free cash flow was positively impacted by a $113.4 million federal tax payment that was deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina, and the timing of payments for capital and other expenditures.

During 2005, we used our free cash flow to repurchase 16.3 million shares of our common stock, or approximately 11% of our outstanding shares, for $558.4 million. Also, during the third quarter of 2005, our board of directors increased our quarterly dividend to $.14 per share.

During 2005, we generated diluted earnings per share of $1.75 which significantly exceeded our objective.

2006 Financial Objectives

Our financial objectives for 2006 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2005. Specific guidance is as follows:

•	We expect to generate normalized free cash flow in excess of 100% of net income, or approximately $270 million to $280 million. Normalized free cash flow excludes $113.4 million of federal tax payments and approximately $60 million of payments for capital and other expenditures that relate to 2005 that will be made during 2006.

•	We anticipate using our free cash flow to continue to repurchase shares of our common stock under our existing $216.2 million share repurchase program and our $275.0 million share repurchase program approved by our board of directors in January 2006. We also anticipate using our free cash flow to continue to pay quarterly cash dividends.

•	We anticipate diluted earnings per share of $1.90 to $1.93.

•	We are targeting internal growth from core operations to be approximately 5.0%, with 3.5% attributable to price increases and 1.5% attributable to volume growth.

•	We anticipate purchasing approximately $315 million of property and equipment, net of sales of property and equipment.

2006 Business Initiatives

Our business initiatives for 2006 are generally a continuation of those initiated in prior years and are dependent on further standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our systems is essential to the overall success of our initiatives. Our business initiatives for 2006 are as follows:

•	Pricing initiatives. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. The purpose of this initiative is to recover increasing costs and improve operating margins. We realized the benefit of this initiative during 2004 and 2005 and expect a continuing benefit during 2006.

•	Improve Business Integration. During 2005 we took a number of steps to further strengthen our business platform and improve our business integration. In response to limited vertical integration opportunities, we divested of our operations in western New York. We acquired a landfill in the Dallas/Fort Worth area which better integrated that marketplace. In addition, we divested of our remediation and heavy construction services business because it did not compliment our core business strategy. We plan to continue to develop and implement strategies that improve the performance of locations and lines of business that are performing below the company’s average. To achieve this objective, we may purchase operations from or exchange operations with other solid waste companies in the future.

•	Improve the quality of our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we implemented the second generation of this software which we call RSI 1.0. RSI 1.0, our company’s core business system, provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis. During 2006, we will complete the development of the next generation of our billing and operating system. This system will provide additional functionality to our operating locations and further standardize our billing and operating processes.

We currently monitor our return on investment by marketplace and have instituted a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

During 2001, we also implemented a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. During 2006, we will continue to ensure our sales force is properly trained on this system and is using it as intended.

•	Improve the productivity of our operations. We use a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2006, we will continue to update our disposal optimization metrics. These metrics identify which local disposal option maximizes our return on invested capital and cash flow.

•	Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and parts procurement system. During 2003, we implemented Dossier at all of our significant hauling and landfill operations. Among other features, this system tracks parts inventories, generates automatic quantity order points and logs all maintenance work. It allows us to capture and review information to ensure our preventive maintenance programs comply with manufacturers’ warranties and governmental regulations. In addition, the purchase order module within this system allows us to cross-reference purchasing information with our inventory. During 2006, we intend to further utilize this purchase order module to take advantage of volume discounts.

•	Enhance operational and financial reporting systems. We have several initiatives aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner that will allow us to quickly analyze and act upon trends in our business.

One of our most significant systems is our enterprise-wide general ledger package. We successfully converted all of our locations to Lawson general ledger software in 2002 and in 2003 successfully converted all of our locations to Lawson fixed asset software.

All of the system initiatives mentioned above will provide us with more consistent and detailed information, thus allowing us to make quicker and more informed business decisions. In addition, during 2001, all of our significant software applications were standardized and centralized at our data center in Fort Lauderdale, Florida. This standardization and centralization provides us with consolidated information concerning our operations across a variety of operational and financial disciplines. It also significantly enhances our ability to execute our disaster recovery plan.

During 2006 we will begin to develop an enterprise-wide human resource information system. This system will provide a number of direct benefits including a reduction in payroll processing and compliance costs and integration into our general ledger software. It will also provide a number of indirect benefits including better information concerning labor and related costs and better control over employee-related initiatives such as training. We expect to implement this new system in 2007.

•	Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of increasing insurance costs, we expanded our safety training programs in 2002. During 2004, we distributed to all of our locations a comprehensive training and safety manual. Safety will continue to be a key area of focus during 2006.

Critical Accounting Policies and Disclosures

Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial position, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain:

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Landfill Accounting:
Life Cycle Accounting	We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.	Cost and airspace estimates are developed at least annually by engineers. Changes in these estimates could significantly affect our amortization, depletion, and accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.
Probable Expansion Airspace	We include in our calculation of total available airspace expansion areas that we believe have a probable likelihood that the expansion area will ultimately be permitted.	We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying each of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Final Capping, Closure and Post-Closure	Prior to January 1, 2003, costs for final closure of our landfills and costs for providing required post-closure monitoring and maintenance were charged to cost of operations based upon consumed airspace using the units-of-consumption method. These costs were not inflated or discounted to the present value of total estimated costs. On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, ‘‘Accounting for Asset Retirement Obligations.” Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill life. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and the company’s credit-adjusted, risk-free rate.	Total future costs for final capping, closure and post-closure are developed at least annually by engineers. Changes in these estimates could affect our amortization of final capping, closure and post-closure costs and our accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters and — Selected Balance Sheet Accounts.

Note 3, Accrued Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Self-Insurance:
Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Self-insurance accruals are based on claims reported and actuarial estimates of claims development and claims incurred but not reported.	Estimates of claims development and claims incurred but not reported are developed actuarially. If actual claims experience or development is significantly different than our estimates, our self-insurance expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 12, Commitments and Contingencies in the Consolidated Financial Statements.
Property and Equipment:
Expenditures for Improvements, Repairs and Maintenance	Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are expensed when incurred.	Whether certain expenditures improve an asset or lengthen its useful life is subject to our judgment. Accordingly, the actual useful lives of our assets could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Useful Lives	Property and equipment are recorded at cost. Depreciation and amortization expense are provided over the estimated useful lives of the applicable assets using the straight-line method. The estimated useful lives are seven to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, three to fifteen years for all other equipment, and five to twelve years for furniture and fixtures.	Our estimates regarding the useful lives of our depreciable assets are based on our judgment. Accordingly, actual useful lives could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Capitalized Interest	We capitalize interest on landfill cell construction and other construction projects in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.”
Capitalizing too little or too much interest expense could lead to a misstatement of interest expense in the consolidated statement of income. In order to minimize this risk, construction projects must meet the following criteria before interest is capitalized:

1. Total construction costs are $50,000 or greater,
2. the construction phase is one month or longer, and
3. the assets have a useful life of one year or longer.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue and Accounts Receivable:
Revenue consists primarily of collection fees from various customer types and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue. Revenue is recognized over the period in which services are provided. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the past three years. Reserves for accounts receivable are provided when a receivable is believed to be uncollectible or generally when a receivable is in excess of 90 days old.	Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of judgment. If our judgment and estimates concerning the adequacy of our reserve for accounts receivable is incorrect, bad debt expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Derivatives:
From time to time, we use derivatives to limit our exposure to fluctuations in interest rates and diesel fuel prices. These derivatives have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”	The hedging relationships we have entered into are expected to be either 100% effective or highly effective and have been determined to meet the criteria for hedge accounting. If, in the future, these relationships are no longer expected to be 100% or highly effective, or if they no longer meet the criteria for hedge accounting, our results of operations could change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and — Fuel Hedge.

Note 5, Debt, and Note 11, Other Comprehensive Income in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Long-Lived Asset Impairments:
Long-lived assets consist primarily of property, equipment, goodwill and other intangible assets. We periodically evaluate whether events and circumstances have occurred (as further described in Note 2 of the Consolidated Financial Statements) that may warrant revision of the estimated useful life of long-lived assets or whether the remaining balance of these assets should be evaluated for possible impairment. We use an estimate of the undiscounted cash flows over the remaining life of the assets in assessing their recoverability. In addition, goodwill is tested for impairment on an annual basis or more frequently if indicators of impairment arise. In testing for goodwill impairment, we estimate the fair value of each operating segment of our business and compare the fair values with the carrying values. When the fair value of an operating segment is greater than its carrying value, no impairment results. We measure impairment loss as the amount by which the carrying amount of the asset or operating segment exceeds its fair value.	Our estimates of future cash flows and fair values are based on our judgment. Accordingly, we could designate certain assets as impaired that are not and fail to identify certain impaired assets.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies, and Note 4, Business Combinations, in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Income Taxes:
	We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.” Accordingly, deferred taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax bases of assets and liabilities and their reported amounts in the financial statements. After the initial recognition of a deferred tax asset, a valuation allowance is provided if it is determined that it is more likely than not that the asset will not be realized.	Valuation allowances for deferred tax assets and the realizability of net operating losses for tax purposes are based upon our judgment. If our judgment and estimates concerning valuation allowances and the realizability of net operating losses are incorrect, our provision for income taxes would change.	Note 2, Summary of Significant Accounting Policies, and Note 6, Income Taxes, in the Consolidated Financial Statements.

Business Combinations

We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

We acquired various solid waste businesses during the years ended December 31, 2005, 2004 and 2003. The aggregate purchase prices we paid for these transactions was $26.7 million, $47.4 million and $51.5 million, respectively. In addition, during 2005, we entered into a $53.9 million capital lease related to a landfill.

We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of $29.1 million. A gain of $3.3 million was recorded on the divestiture. In addition, during the three months ended December 31, 2005, we sold our environmental remediation company and received proceeds of $1.2 million. A loss of $2.0 million was recorded on the divestiture.

Cost in excess of fair value of net assets acquired (goodwill) for 2005 acquisitions totaled $16.6 million. As of December 31, 2005 we had goodwill, net of accumulated amortization, of $1,563.8 million.

During 2005, $57.9 million of the total purchase price paid for acquisitions (including debt acquired) and contingent payments to former owners was allocated to landfill airspace. As of December 31, 2005, we had $800.7 million of landfill development costs, net of accumulated depletion and amortization, which includes purchase price allocated to landfill airspace as well as other capitalized landfill costs. When a landfill is acquired as part of a group of assets, purchase price is allocated to airspace based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other landfill assets and liabilities acquired (which are primarily for final capping, closure and post-closure obligations). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate.

Goodwill for 2004 acquisitions totaled approximately $13.2 million. As of December 31, 2004, we had goodwill, net of accumulated amortization, of $1,562.7 million. $28.2 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace.

Goodwill for 2003 acquisitions totaled approximately $21.2 million. As of December 31, 2003, we had goodwill, net of accumulated amortization, of $1,558.1 million. $27.7 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace.

Consolidated Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Our income before cumulative effect of changes in accounting principles was $253.7 million for the year ended December 31, 2005, as compared to $237.9 million in 2004 and $215.4 million in 2003. Net income was $253.7 million for year ended December 31, 2005, or $1.75 per diluted share, as compared to $237.9 million, or $1.53 per diluted share, in 2004 and $177.6 million, or $1.10 per diluted share, in 2003. Net income for the year ended December 31, 2003 includes an after-tax expense of $37.8 million (net of an income tax benefit of $23.1 million), or $.23 per share, as a cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and a change in accounting principle for our methane gas collection systems. See Note 1, Basis of Presentation, of the Notes to our Consolidated Financial Statements for further discussion of these changes in accounting principles.

The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 2005, 2004 and 2003:

	2005		2004		2003

Revenue	$2,863.9	100.0%	$2,708.1	100.0%	$2,517.8	100.0%
Cost of operations	1,803.9	63.0	1,714.4	63.3	1,605.4	63.8
Depreciation, amortization and depletion of property and equipment	271.7	9.5	252.4	9.3	233.8	9.3
Amortization of intangible assets	7.1	.2	7.0	.3	5.3	.2
Accretion	14.5	.5	13.7	.5	12.7	.5
Selling, general and administrative expenses	289.5	10.1	268.3	9.9	247.9	9.8

Operating income	$477.2	16.7%	$452.3	16.7%	$412.7	16.4%

Revenue.  Revenue was $2,863.9 million, $2,708.1 million and $2,517.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue increased by $155.8 million, or 5.8%, from 2004 to 2005. Revenue increased by $190.3 million, or 7.6%, from 2003 to 2004. The following table reflects the components of our revenue growth for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Core price	2.7%	2.3%	1.8%
Fuel surcharges	.8	.2	.2
Environmental fees	.2	—	—
Recycling commodities	.1	.5	.1

Total price	3.8	3.0	2.1

Core volume	2.5	3.6	2.1
Non-core volume	(.2)	.1	—

Total volume	2.3	3.7	2.1

Total internal growth	6.1	6.7	4.2
Acquisitions, net of divestitures	(.4)	.9	1.8
Taxes(a)	.1	—	.5

Total revenue growth	5.8%	7.6%	6.5%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

•	2005: During the year ended December 31, 2005, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2006. During the year ended December 31, 2005, we experienced core volume growth in our residential collection, industrial collection and landfill businesses. Our core volume growth was also positively impacted by hurricane clean-up efforts. In June 2005, we began assessing environmental fees on the non-franchise portion of our customer base.

•	2004: During the year ended December 31, 2004, our revenue growth from core pricing benefited from a broad-based pricing initiative which we started during the fourth quarter of 2003. During the year ended December 31, 2004, we experienced core volume growth in all lines of our business, including our residential collection business resulting from the addition of several new municipal contracts, and our landfill and transfer station businesses resulting from newly opened sites and new contracts.

•	2003: During the first three quarters of 2003, we experienced moderate growth in revenue due to an increase in core pricing. During the fourth quarter of 2003, our revenue growth from core pricing increased at a more rapid pace due to our broad-based pricing initiative.

During 2003, the economic slowdown which began during 2001 continued to negatively impact our business. However, during 2003, our revenue growth from core volume continued to be positively impacted by long-term franchise and municipal contracts that were secured during 2002.

•	2006 Outlook: We anticipate internal growth from core operations to be approximately 5.0% during 2006 assuming no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2005. However, our price and volume growth may remain flat or may decline in 2006 depending upon economic conditions and our success in implementing pricing initiatives.

Cost of Operations.  Cost of operations was $1,803.9 million, $1,714.4 million and $1,605.4 million, or, as a percentage of revenue, 63.0%, 63.3% and 63.8%, for the years ended December 31, 2005, 2004 and 2003, respectively.

The increase in aggregate dollars in all periods presented is primarily a result of the expansion of our operations through internal growth.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2005, 2004 and 2003 in millions of dollars and as a percentage of our revenue:

	Years Ended December 31,
	2005		2004		2003

Subcontractor, disposal and third-party fees	$694.9	24.3%	$667.8	24.7%	$611.3	24.3%
Labor and benefits	557.3	19.5	536.2	19.8	493.4	19.6
Maintenance and operating	401.2	14.0	355.5	13.1	314.0	12.5
Insurance and other	150.5	5.2	154.9	5.7	186.7	7.4

Total	$1,803.9	63.0%	$1,714.4	63.3%	$1,605.4	63.8%

A description of our cost categories is as follows:

•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to improved pricing, a change in mix of revenue and continued focus on productivity improvements partially offset by higher fuel-related subcontracting costs. The increase in such expenses as a percentage of revenue from 2003 to 2004 is primarily due to an increase in the cost of long-haul transport of waste by third-party vendors.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. The decrease in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to improved pricing, a change in revenue mix and continued focus on productivity improvements during the years presented. The increase in such expenses as a percentage of revenue from 2003 to 2004 is primarily due to health insurance.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the years presented is primarily due to an increase in fuel costs. The cost of fuel as a percentage of revenue increased by approximately 1.0% from 2004 to 2005 and .7% from 2003 to 2004.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance, and utilities. The decrease in such costs as a percentage of revenue for the years presented is primarily due to a decrease in risk insurance expense. Risk insurance expense as a percentage of revenue decreased by .5% from 2004 to 2005 and 1.4% from 2003 to 2004.

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to those of other companies.

Depreciation, Amortization and Depletion of Property and Equipment.  Depreciation, amortization and depletion expenses for property and equipment were $271.7 million, $252.4 million and $233.8 million, or, as a percentage of revenue, 9.5%, 9.3% and 9.3%, for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in aggregate dollars for the periods presented is primarily due to the expansion of our operations through internal growth and acquisitions. The increase in such expenses as a percentage of revenue during the year ended December 31, 2005 versus the comparable 2004 period is due to an increase in depreciation expense associated with vehicles and equipment acquired in 2005.

Amortization of Intangible Assets.  Intangible assets consist primarily of costs in excess of fair value of net assets acquired (goodwill), but also includes values assigned to long-term contracts, covenants not to compete and customer relationships. Expenses for amortization of intangible assets were $7.1 million, $7.0 million and $5.3 million, or, as a percentage of revenue, .2%, .3% and .2%, for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in such expenses in aggregate dollars and as a percentage of revenue from 2003 to 2004 is primarily due to amortization expense on amounts that were recorded in other intangible assets during the three months ended September 30, 2004 resulting from an extensive internal review of all recent acquisitions. The increase in amortization of intangible assets in aggregate dollars is also due to the amortization of intangible assets associated with businesses acquired during 2004.

Accretion Expense.  Accretion expense was $14.5 million, $13.7 million and $12.7 million, or, as a percentage of revenue, .5% for each of the years ended December 31, 2003, 2004 and 2005. The increase in such expenses in aggregate dollars in 2005 and 2004 is primarily due to expansion of our landfill operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $289.5 million, $268.3 million and $247.9 million, or, as a percentage of revenue, 10.1%, 9.9% and 9.8%, for the years ended December 31, 2005, 2004 and 2003, respectively. The increases in aggregate dollars are primarily a result of the expansion of our business. The increase in such expenses as a percentage of revenue during the year ended December 31, 2005 versus the comparable 2004 period is primarily due to approximately $3.0 million of costs incurred during the first quarter of 2005 associated with the exchange of unsecured notes. It is also due to a $2.1 million non-cash charge incurred during the fourth quarter of 2005 related to the acceleration of the vesting of all outstanding stock options previously awarded to employees. The increase in such expenses as a percentage of revenue from 2003 to 2004 is primarily due to higher compensation costs.

We believe that selling, general and administrative expenses in the range of 10% of revenue are appropriate for 2006 given our business platform.

Operating Income.  Operating income was $477.2 million, $452.3 million and $412.7 million, or, as a percentage of revenue, 16.7%, 16.7% and 16.4%, for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Expense.  We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $81.0 million, $76.7 million and $78.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in interest expense from 2004 to 2005 is primarily due to an increase in interest rates on our floating-rate debt, an increase in debt balances, and fees associated with the refinancing of our revolving credit facility in 2005. In May 2004, $225.0 million of our public notes matured and were repaid resulting in a reduction in interest expense, which was partially offset by increases in interest expense resulting from additional tax-exempt financing obtained during 2004.

Capitalized interest was $2.0 million, $2.1 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Income and Other Income (Expense), Net.  Interest income and other income, net of other expense, was $13.0 million, $8.1 million and $12.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The variances during the periods are primarily due to fluctuations in cash, restricted cash and marketable securities balances and net gains on the disposition of assets during 2003. The increase in aggregate dollars during the year ended December 31, 2005 versus the comparable period last year is primarily due to an increase in interest income on cash and restricted cash balances resulting from higher interest rates. In May 2004, we used a portion of our outstanding cash and restricted cash and marketable securities balances to repay $225.0 million of public notes.

Income Taxes.  Our provision for income taxes was $155.5 million, $145.8 million and $132.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our effective income tax rate was 38.0% for the years ended December 31, 2005, 2004 and 2003.

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

Landfill and Environmental Matters

Available Airspace

The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2003, 2004 and 2005:

			Landfills
	Balance as of	New	Acquired or	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	Divested,	Granted, Net	Airspace	Engineering	in	December 31,
	2002	Undertaken	Net	of Closures	Consumed	Estimates	Design	2003

Permitted airspace:
Cubic yards (in millions)	1,357.9	—	26.3	154.6	(39.3)	(.9)	—	1,498.6
Number of sites	56		2	—				58
Probable expansion airspace:
Cubic yards (in millions)	353.3	61.6	—	(154.1)	—	(3.5)	11.4	268.7
Number of sites	20	—	—	(5)				15

Total available airspace:
Cubic yards (in millions)	1,711.2	61.6	26.3	.5	(39.3)	(4.4)	11.4	1,767.3

Number of sites	56		2	—				58

		Landfills
	Balance as of	Acquired or	Permits		Changes in	Changes	Balance as of
	December 31,	Divested,	Granted, Net	Airspace	Engineering	in	December 31,
	2003	Net	of Closures	Consumed	Estimates	Design	2004

Permitted airspace:
Cubic yards (in millions)	1,498.6	24.4	48.6	(42.1)	.1	—	1,529.6
Number of sites	58	1	(1)				58
Probable expansion airspace:
Cubic yards (in millions)	268.7	—	(48.6)	—	.1	2.0	222.2
Number of sites	15	—	(3)				12

Total available airspace:
Cubic yards (in millions)	1,767.3	24.4	—	(42.1)	.2	2.0	1,751.8

Number of sites	58	1	(1)				58

			Landfills
	Balance as of	New	Acquired or	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	Divested,	Granted, Net	Airspace	Engineering	in	December 31,
	2004	Undertaken	Net	of Closures	Consumed	Estimates	Design	2005

Permitted airspace:
Cubic yards (in millions)	1,529.6	—	17.9	64.8	(43.6)	7.4	1.6	1,577.7
Number of sites	58		1	—				59
Probable expansion airspace:
Cubic yards (in millions)	222.2	8.3	—	(52.7)	—	(.3)	.2	177.7
Number of sites	12	1	—	(4)				9

Total available airspace:
Cubic yards (in millions)	1,751.8	8.3	17.9	12.1	(43.6)	7.1	1.8	1,755.4

Number of sites	58		1	—				59

Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

At December 31, 2002, 20.7% of our total available airspace, or 353.3 million cubic yards, consists of probable expansion airspace at twenty of our landfills. At December 31, 2005, 10.1% of our total available airspace, or 177.7 million cubic yards, consists of probable expansion airspace at nine of our landfills. This decrease in probable expansion airspace demonstrates our continued success in obtaining permits for expansion airspace.

During 2003, total available airspace increased by 56.1 million cubic yards due to new expansions undertaken, two landfills that were acquired during the year, and changes in design partially offset by airspace consumption and changes in engineering estimates. During 2004, total available airspace decreased by 15.5 million cubic yards primarily due to airspace consumption partially offset by the acquisition of a landfill. During 2005, total available airspace increased by 3.6 million cubic yards primarily due to new expansions undertaken, the acquisition of a landfill, permits granted and changes in engineering estimates partially offset by airspace consumed.

As of December 31, 2005, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2005, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 3, Accrued Landfill and Environmental Costs, of the Notes to our Consolidated Financial Statements for further information.

As of December 31, 2005, nine of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these nine landfills have an estimated remaining average site life of 34 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 30 years.

The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of December 31, 2005:

	Number of Sites without	Number of Sites with	Total	Percent
	Expansion Airspace	Expansion Airspace	Sites	of Total

0 to 5 years	6	—	6	10.0%
6 to 10 years	6	—	6	10.0
11 to 20 years	16	2	18	30.5
21 to 40 years	14	4	18	30.5
41+ years	8	3	11	19.0

Total	50	9	59	100.0%

Sites with expansion airspace includes one landfill with less than five years of remaining permitted airspace.

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

As of December 31, 2005, accrued final capping, closure and post-closure costs were $239.5 million. The current portion of these costs of $27.0 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $212.5 million is reflected in our Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2003, 2004 and 2005 and the future expected investment as of December 31, 2005 (in millions):

		Cumulative			Non-Cash
		Effect of			Additions		Transfers
	Balance as of	Changes in			for Asset	Additions	and	Balance as of
	December 31,	Accounting	Capital	Landfill	Retirement	Charged to	Other	December 31,
	2002	Principles	Additions	Acquisitions	Obligations	Expense	Adjustments	2003

Non-depletable landfill land	$54.0	$—	$.1	$.5	$—	$—	$(5.1)	$49.5
Landfill development costs	1,026.3	188.6	3.7	28.9	17.9	—	69.8	1,335.2
Construction in progress — landfill	32.3	—	78.7	—	—	—	(50.2)	60.8
Accumulated depletion and amortization	(304.1)	(248.4)	—	—	—	(92.8)	.7	(644.6)

Net investment in landfill land and development costs	$808.5	$(59.8)	$82.5	$29.4	$17.9	$(92.8)	$15.2	$800.9

					Non-Cash
					Additions			Transfers
	Balance as of				for Asset	SFAS 143	Additions	and	Balance as of
	December 31,	Capital	Retire-	Landfill	Retirement	Annual	Charged to	Other	December 31,
	2003	Additions	ments	Acquisitions	Obligations	Adjustments	Expense	Adjustments	2004

Non-depletable landfill land	$49.5	$1.0	$—	$1.5	$—	$—	$—	$1.4	$53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	19.6	(4.3)	—	102.4	1,486.5
Construction in progress — landfill	60.8	78.9	—	—	—	—	—	(100.6)	39.1
Accumulated depletion and amortization	(644.6)	—	1.9	(1.0)	—	—	(98.4)	(.8)	(742.9)

Net investment in landfill land and development costs	$800.9	$86.5	$—	$29.4	$19.6	$(4.3)	$(98.4)	$2.4	$836.1

					Non-Cash
					Additions			Transfers
	Balance as of				for Asset	SFAS 143	Additions	and	Balance as of
	December 31,	Capital	Retire-	Landfill	Retirement	Annual	Charged to	Other	December 31,
	2004	Additions	ments	Acquisitions	Obligations	Adjustments	Expense	Adjustments	2005

Non-depletable landfill land	$53.4	$.4	$—	$—	$—	$—	$—	$(2.2)	$51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	—	73.3	1,630.0
Construction in progress — landfill	39.1	83.7	—	—	—	—	—	(67.0)	55.8
Accumulated depletion and amortization	(742.9)	—	—	(2.8)	—	20.6	(104.2)	—	(829.3)

Net investment in landfill land and development costs	$836.1	$108.4	$(5.5)	$56.9	$20.4	$(8.1)	$(104.2)	$4.1	$908.1

	Balance as of	Expected	Total
	December 31,	Future	Expected
	2005	Investment	Investment

Non-depletable landfill land	$51.6	$—	$51.6
Landfill development costs	1,630.0	1,494.8	3,124.8
Construction in progress — landfill	55.8	—	55.8
Accumulated depletion and amortization	(829.3)	—	(829.3)

Net investment in landfill land and development costs	$908.1	$1,494.8	$2,402.9

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003

Number of landfills owned or operated	59	58	58

Net investment, excluding non-depletable land (in millions)	$856.5	$782.7	$751.4
Total estimated available disposal capacity (in millions of cubic yards)	1,755.4	1,751.8	1,767.3

Net investment per cubic yard	$.49	$.45	$.43

Landfill depletion and amortization expense (in millions)	$104.2	$98.4	$92.8
Accretion expense (in millions)	14.5	13.7	12.7

	118.7	112.1	105.5

Airspace consumed (in millions of cubic yards)	43.6	42.1	39.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.72	$2.66	$2.68

During the twelve months ended December 31, 2005 and 2004, our weighted average compaction rate was approximately 1,500 pounds per cubic yard.

As of December 31, 2005, we expect to spend an estimated additional $1,494.8 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.4 billion, or $1.34 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.

We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the years ended December 31, 2005, 2004 and 2003.

Financial Condition

At December 31, 2005 we had $131.8 million of cash and cash equivalents. We also had $255.3 million of restricted cash deposits, including $144.9 million of restricted cash held for capital expenditures under certain debt facilities and $25.3 million pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills.

In June 2005, we entered into a new $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. At December 31, 2005, letters of credit outstanding totaling $391.2 million were secured by our revolving credit facility. As a result, as of December 31, 2005 we had $358.8 million available under our credit facility.

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

At December 31, 2005, we had $645.4 million of tax-exempt bonds and other tax-exempt financings outstanding of which approximately $119.5 million were obtained during fiscal 2005. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 3.25% to 5.63% at December 31, 2005 and have maturities ranging from 2006 to 2037. As of December 31, 2005, we had $144.9 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the years ended December 31, 2003, 2004 and 2005 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2002	$19.0	$196.9	$58.9	$75.0
Cumulative effect of change in accounting principle	—	(14.5)	—	—
Non-cash asset additions	—	17.9	—	—
Accretion expense	—	12.7	—	—
Other additions charged to expense	10.4	—	—	189.5
Payments or usage	(10.4)	(8.3)	(4.2)	(142.3)

Balance, December 31, 2003	19.0	204.7	54.7	122.2
Less: Current portion	(19.0)	(29.5)	(4.4)	(47.6)

Long-term portion	$—	$175.2	$50.3	$74.6

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2003	$19.0	$204.7	$54.7	$122.2
Non-cash asset additions	—	19.6	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(4.3)	—	—
Accretion expense	—	13.7	—	—
Other additions charged to expense	8.0	—	1.7	165.3
Acquisitions	—	.6	—	—
Payments or usage	(9.0)	(17.5)	(2.4)	(143.7)

Balance, December 31, 2004	18.0	216.8	54.0	143.8
Less: Current portion	(18.0)	(14.6)	(2.7)	(47.4)

Long-term portion	$—	$202.2	$51.3	$96.4

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2004	$18.0	$216.8	$54.0	$143.8
Non-cash asset additions	—	20.4	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(8.1)	—	—
Accretion expense	—	14.5	—	—
Other additions charged to expense	6.5	—	.1	160.8
Acquisitions, net of divestitures	.1	3.3	—	—
Payments or usage	(7.3)	(7.4)	(3.8)	(146.0)

Balance, December 31, 2005	17.3	239.5	50.3	158.6
Less: Current portion	17.3	(27.0)	(3.1)	(57.5)

Long-term portion	$—	$212.5	$47.2	$101.1

Our expense related to doubtful accounts as a percentage of revenue for 2003, 2004 and 2005 was .4%, .3% and .2%, respectively. As of December 31, 2005, accounts receivable were $280.0 million, net of allowance for doubtful accounts of $17.3 million, resulting in days sales outstanding of 34 or 22 days net of deferred revenue. In addition, at December 31, 2005, our accounts receivable in excess of 90 days old totaled $16.8 million, or 5.7% of gross receivables outstanding.

Our expense for self-insurance as a percentage of revenue for 2003, 2004 and 2005 was 7.5%, 6.1% and 5.6%, respectively. The increase in self-insurance expense during 2003 relative to 2004 and 2005 related to existing claims and was attributable to the expansion of our operations and various changes in estimates as a result of continued negative trends through our 2003 policy year, based on actuarial claims experience, expected claims development and medical cost inflation. We believe that during 2006, our self-insurance expense will be in the range of 5.5% of revenue.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2003, 2004 and 2005 (in millions):

	Gross Property and Equipment
		Cumulative				Non-Cash
		Effect of				Additions for
	Balance as of	Changes in			Acquisitions,	Asset	Transfers and	Balance as of
	December 31,	Accounting	Capital		Net of	Retirement	Other	December 31,
	2002	Principles	Additions	Retirements	Divestitures	Obligations	Adjustments	2003

Other land	$89.7	$—	$6.4	$(1.7)	$—	$—	$—	$94.4
Non-depletable landfill land	54.0	—	.1	—	.5	—	(5.1)	49.5
Landfill development costs	1,026.3	188.6	3.7	—	28.9	17.9	69.8	1,335.2
Vehicles and equipment	1,356.8	—	163.4	(39.3)	10.7	—	(1.0)	1,490.6
Buildings and improvements	270.9	(11.7)	3.9	(2.8)	.9	—	6.2	267.4
Construction in progress — landfill	32.3	—	78.7	—	—	—	(50.2)	60.8
Construction in progress — other	9.1	—	17.0	—	—	—	(19.7)	6.4

Total	$2,839.1	$176.9	$273.2	$(43.8)	$41.0	$17.9	$—	$3,304.3

	Accumulated Depreciation, Amortization and Depletion
		Cumulative Effect
	Balance as of	of Changes in	Additions		Acquisitions,	Transfers and	Balance as of
	December 31,	Accounting	Charged to		Net of	Other	December 31,
	2002	Principles	Expense	Retirements	Divestitures	Adjustments	2003

Landfill development costs	$(304.1)	$(248.4)	$(92.8)	$—	$—	$.7	$(644.6)
Vehicles and equipment	(570.1)	—	(131.6)	34.1	.4	.8	(666.4)
Buildings and improvements	(54.9)	3.0	(9.4)	.5	—	(1.5)	(62.3)

Total	$(929.1)	$(245.4)	$(233.8)	$34.6	$.4	$—	$(1,373.3)

	Gross Property and Equipment
					Non-Cash
					Additions for
	Balance as of			Acquisitions,	Asset	SFAS 143	Transfers and	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	Other	December 31,
	2003	Additions	Retirements	Divestitures	Obligations	Adjustment	Adjustments	2004

Other land	$94.4	$3.1	$(0.7)	$.9	$—	$—	$.2	$97.9
Non-depletable landfill land	49.5	1.0	—	1.5	—	—	1.4	53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	19.6	(4.3)	102.4	1,486.5
Vehicles and equipment	1,490.6	169.1	(48.2)	5.3	—	—	.7	1,617.5
Buildings and improvements	267.4	11.4	(1.4)	1.0	—	—	8.6	287.0
Construction in progress — landfill	60.8	78.9	—	—	—	—	(100.6)	39.1
Construction in progress — other	6.4	13.7	—	—	—	—	(12.7)	7.4

Total	$3,304.3	$283.8	$(52.2)	$37.6	$19.6	$(4.3)	$—	$3,588.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	Transfers and	Balance as of
	December 31,	Charged to		Net of	Other	December 31,
	2003	Expense	Retirements	Divestitures	Adjustments	2004

Landfill development costs	$(644.6)	$(98.4)	$1.9	$(1.0)	$(.8)	$(742.9)
Vehicles and equipment	(666.4)	(143.5)	43.5	—	.1	(766.3)
Buildings and improvements	(62.3)	(10.5)	1.2	—	.8	(70.8)

Total	$(1,373.3)	$(252.4)	$46.6	$(1.0)	$.1	$(1,580.0)

	Gross Property and Equipment
					Non-Cash
					Additions for
	Balance as of			Acquisitions,	Asset	SFAS 143	Transfers and	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	Other	December 31,
	2004	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2005

Other land	$97.9	$2.7	$(.5)	$(1.3)	$—	$—	$2.1	$100.9
Non-depletable landfill land	53.4	.4	—	—	—	—	(2.2)	51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	73.3	1,630.0
Vehicles and equipment	1,617.5	195.0	(48.4)	(18.7)	—	—	1.4	1,746.8
Buildings and improvements	287.0	5.3	—	(4.3)	—	—	(.9)	287.1
Construction in progress — landfill	39.1	83.7	—	—	—	—	(67.0)	55.8
Construction in progress — other	7.4	17.3	—	—	—	—	(6.7)	18.0

Total	$3,588.8	$328.7	$(54.4)	$35.4	$20.4	$(28.7)	$—	$3,890.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Balance as of
	December 31,	Charged to		Net of	Annual	December 31,
	2004	Expense	Retirements	Divestitures	Adjustments	2005

Landfill development costs	$(742.9)	$(104.2)	$—	$(2.8)	$20.6	$(829.3)
Vehicles and equipment	(766.3)	(156.8)	44.0	13.8	—	(865.3)
Buildings and improvements	(70.8)	(10.7)	.3	.9	—	(80.3)

Total	$(1,580.0)	$(271.7)	$44.3	$11.9	$20.6	$(1,774.9)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2005, 2004 and 2003 are discussed below.

Cash Flows From Operating Activities.  Cash provided by operating activities was $767.5 million, $666.3 million and $600.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The changes in cash provided by operating activities during the periods are due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable and income taxes.

In December 2003, we received written approval from the Internal Revenue Service to exclude probable expansion airspace from our calculation of landfill amortization, depletion, and final capping, closure and post-closure expense for tax purposes. As a result of this change, we recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the year ended December 31, 2004. Also during the year ended December 31, 2004, we collected a $23.0 million note receivable associated with a divested business.

Cash provided by operating activities for the year ended December 31, 2005 was higher than expected because of a $113.4 million federal tax payment that was deferred until February 2006 as a result of an Internal Revenue

Service notice issued in response to Hurricane Katrina, and the timing of payments for capital and other expenditures.

As a result of the timing of these payments, we expect cash provided by operating activities during 2006 to be lower than 2005.

We use cash flow from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

Cash Flows Used In Investing Activities.  Cash used in investing activities was $297.2 million, $206.7 million and $552.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and consists primarily of cash used for capital additions for all periods presented, cash provided by restricted marketable securities in 2004 and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $328.7 million, $283.8 million and $273.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash used to acquire businesses, net of cash acquired, was $26.7 million, $47.3 million and $51.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.

The increase in restricted marketable securities during 2003 consists of amounts transferred from unrestricted cash for financial guarantees. In 2004, we liquidated a portion of these marketable securities and used the proceeds to repay the $225.0 million of public notes. We used letters of credit to replace financial guarantees secured by marketable securities that were liquidated.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used In Financing Activities.  Cash used in financing activities was $480.0 million, $437.3 million and $70.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and primarily includes proceeds from issuances of tax-exempt bonds, repayments of debt, repurchases of common stock under our stock repurchase program, proceeds from the issuance of common stock primarily related to equity-based compensation and payments of cash dividends. Dividends paid were $72.2 million, $46.0 million and $19.0 million during 2005, 2004 and 2003, respectively. In 2004, repayments of debt include the liquidation of $225.0 million of public notes.

From 2000 through 2005, our board of directors authorized the repurchase of up to $1,525.0 million of our common stock. As of December 31, 2005, we paid $1,308.8 million to repurchase 51.5 million shares of our common stock, of which $558.4 million was paid during 2005 to repurchase 16.3 million shares of our common stock.

We used proceeds from our cash on hand, liquidation of marketable securities, cash flow from operations, and tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt. We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Rating

Our company has received investment grade credit ratings. As of December 31, 2005, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.

Fuel Hedge

During March 2005, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settle each month in equal notional amounts through December 2005. In accordance with SFAS 133, the ineffective portion of the change in fair value for the year ended December 31, 2005 was not material and has been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized gains of $2.5 million related to these option agreements are included in cost of operations in the accompanying Consolidated Statements of Income for the year ended December 31, 2005.

In October 2005, we entered into new option agreements related to forecasted diesel fuel purchases. These option agreements commence on January  1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.4 million representing the effective portion of the change in fair value as of December 31, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 (in millions):

			Maturities
			of Notes
			Payable and	Final
			Other	Capping,		Amounts Due	Unconditional
	Operating	Capital	Long-Term	Closure and		to Former	Purchase
Year Ending December 31,	Leases	Leases	Debt	Post-Closure	Remediation	Owners	Commitments	Total

2006	$4.5	$.9	$2.1	$27.0	$3.1	$1.6	$16.9	$56.1
2007	3.7	1.0	1.6	19.1	9.8	—	3.5	38.7
2008	2.5	1.1	1.1	31.6	.5	—	2.1	38.9
2009	2.0	1.2	100.4	18.6	.3	—	2.1	124.6
2010	1.4	1.2	1.1	27.1	.3	—	2.1	33.2
Thereafter	3.9	56.6	1,341.1	348.9	36.3	—	13.4	1,800.2

Total	$18.0	$62.0	$1,447.4	$472.3	$50.3	$1.6	$40.1	$2,091.7

The estimated remaining final capping, closure and post-closure expenditures presented above are undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2005.

Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at third-party facilities.

Off-Balance Arrangements

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

	Expected Maturity Date
								Fair Value
								(Asset)/Liability
								December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

VARIABLE RATE DEBT:
Amount outstanding (in millions)	$.3	$—	$—	$—	$—	$377.6	$377.9	$377.9
Average interest rates	3.7%	—	—	—	—	3.8%	3.8%
INTEREST RATE SWAPS:
Amount outstanding (in millions)	$—	$—	$—	$—	$—	$210.0	$210.0	$5.5
Average interest rates	—	—	—	—	—	2.3%	2.3%

The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates.

Free Cash Flow

We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Consolidated Statements of Cash Flows. Our free cash flow for the years ended December 31, 2005, 2004 and 2003 is calculated as follows (in millions):

	2005	2004	2003

Cash provided by operating activities	$767.5	$666.3	$600.5
Purchases of property and equipment	(328.7)	(283.8)	(273.2)
Proceeds from sales of property and equipment	10.1	5.7	9.1

Free cash flow	$448.9	$388.2	$336.4

Free cash flow for the year ended December 31, 2005 was higher than the previous years presented primarily because of a $113.4 million federal tax payment that was deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina, and the timing of payments for capital and other expenditures.

As a result of the timing of these payments, we expect free cash flow during 2006 to be lower than 2005.

We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, pursuing strategic acquisitions that augment our existing business platform, repurchasing shares of common stock at prices that provide value to our shareholders, paying cash dividends, maintaining our investment grade rating and minimizing debt. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

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

We are required to adopt SFAS 123(R) on January 1, 2006 and expect to use the “modified-prospective” method in which compensation cost will be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) depends on levels of share-based payments granted in the future. We estimate that adopting SFAS 123(R) will reduce 2006 earnings per share by approximately three cents which includes incentive compensation granted in lieu of stock options. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $29.4 million, $10.6 million, and $6.7 million in 2005, 2004 and 2003, respectively.

Our board of directors approved the acceleration of the vesting of all outstanding stock options previously awarded to employees, effective December 30, 2005. As a result of this acceleration, we recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of SFAS 123(R) and in anticipation of changes to our compensation programs beginning in 2006.

There are no other new accounting pronouncements that are significant to our company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 Republic Services, Inc. changed its method of accounting for final capping, closure and post-closure costs relating to its landfills and for methane gas collection systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Services, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control Over Financial Reporting, that Republic Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Republic Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of Republic Services, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Republic Services, Inc. and our report dated February 22, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 22, 2006

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131.8	$141.5
Accounts receivable, less allowance for doubtful accounts of $17.3 and $18.0 at December 31, 2005 and 2004, respectively	280.0	268.7
Prepaid expenses and other current assets	61.6	76.4
Deferred tax assets	8.9	9.9

Total Current Assets	482.3	496.5
RESTRICTED CASH	255.3	237.0
RESTRICTED MARKETABLE SECURITIES	—	38.7
PROPERTY AND EQUIPMENT, NET	2,115.3	2,008.8
GOODWILL, NET	1,563.8	1,562.7
INTANGIBLE ASSETS, NET	27.0	30.2
OTHER ASSETS	106.8	90.7

	$4,550.5	$4,464.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176.1	$119.6
Accrued liabilities	163.7	135.3
Deferred revenue	99.3	99.7
Notes payable and current maturities of long-term debt	3.0	2.4
Other current liabilities	224.9	89.6

Total Current Liabilities	667.0	446.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,472.1	1,351.9
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	259.7	253.5
DEFERRED INCOME TAXES	390.0	406.5
OTHER LIABILITIES	155.9	133.6
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized, 190,119,521 and 185,750,304 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,509.1	1,399.4
Deferred compensation	(1.1)	(1.0)
Retained earnings	1,402.8	1,222.6
Treasury stock, at cost (51,516,900 and 35,168,400 shares, respectively)	(1,308.8)	(750.4)
Accumulated other comprehensive income, net of tax	1.9	—

Total Stockholders’ Equity	1,605.8	1,872.5

	$4,550.5	$4,464.6

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share data)

	Years Ended December 31,
	2005	2004	2003

REVENUE	$2,863.9	$2,708.1	$2,517.8
EXPENSES:
Cost of operations	1,803.9	1,714.4	1,605.4
Depreciation, amortization and depletion	278.8	259.4	239.1
Accretion	14.5	13.7	12.7
Selling, general and administrative	289.5	268.3	247.9

OPERATING INCOME	477.2	452.3	412.7
INTEREST EXPENSE	(81.0)	(76.7)	(78.0)
INTEREST INCOME	11.4	6.9	9.5
OTHER INCOME (EXPENSE), NET	1.6	1.2	3.2

INCOME BEFORE INCOME TAXES	409.2	383.7	347.4
PROVISION FOR INCOME TAXES	155.5	145.8	132.0

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	253.7	237.9	215.4
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX	—	—	(37.8)

NET INCOME	$253.7	$237.9	$177.6

BASIC EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.78	$1.56	$1.34
Cumulative effect of changes in accounting principles, net of tax	—	—	(.23)

Basic earnings per share	$1.78	$1.56	$1.11

Weighted average common shares outstanding	142.4	152.8	160.3

DILUTED EARNINGS PER SHARE:
Before cumulative effect of changes in accounting principles	$1.75	$1.53	$1.33
Cumulative effect of changes in accounting principles, net of tax	—	—	(.23)

Diluted earnings per share	$1.75	$1.53	$1.10

Weighted average common and common equivalent shares outstanding	145.0	155.3	162.1

CASH DIVIDENDS PER COMMON SHARE	$.52	$.36	$.12

PRO FORMA AMOUNTS ASSUMING THE CHANGES IN ACCOUNTING PRINCIPLES ARE APPLIED RETROACTIVELY:
Net income	$253.7	$237.9	$215.4
Basic earnings per share	$1.78	$1.56	$1.34
Diluted earnings per share	$1.75	$1.53	$1.33

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common Stock		Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2002	163.6	$1.8	$1,298.7	$—	$880.7	$(300.1)	$—
Net income	—	—	—	—	177.6	—	—	$177.6
Cash dividends declared	—	—	—	—	(19.0)	—	—	—
Issuances of common stock	2.6	—	49.1	—	—	—	—	—
Purchases of common stock for treasury	(8.4)	—	—	—	—	(184.2)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	(.1)	(.1)

Total comprehensive income	—	—	—	—	—	—	—	$177.5

BALANCE AT DECEMBER 31, 2003	157.8	1.8	1,347.8	—	1,039.3	(484.3)	(.1)
Net income	—	—	—	—	237.9	—	—	$237.9
Cash dividends declared	—	—	—	—	(54.6)	—	—	—
Issuances of common stock	2.3	.1	48.8	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	2.8	(2.8)	—	—	—	—
Amortization of deferred compensation	—	—	—	1.8	—	—	—	—
Purchases of common stock for treasury	(9.6)	—	—	—	—	(266.1)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.1	.1

Total comprehensive income	—	—	—	—	—	—	—	$238.0

BALANCE AT DECEMBER 31, 2004	150.6	1.9	1,399.4	(1.0)	1,222.6	(750.4)	—
Net income	—	—	—	—	253.7	—	—	$253.7
Cash dividends declared	—	—	—	—	(73.5)	—	—	—
Issuances of common stock	4.2	—	104.4	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	3.2	(3.2)	—	—	—	—
Amortization of deferred compensation	—	—	—	3.1	—	—	—	—
Acceleration of vesting for stock options	—	—	2.1	—	—	—	—	—
Purchases of common stock for treasury	(16.3)	—	—	—	—	(558.4)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	1.9	1.9

Total comprehensive income	—	—	—	—	—	—	—	$255.6

BALANCE AT DECEMBER 31, 2005	138.6	$1.9	$1,509.1	$(1.1)	$1,402.8	$(1,308.8)	$1.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2005	2004	2003

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$253.7	$237.9	$177.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	167.5	154.0	141.0
Landfill depletion and amortization	104.2	98.4	92.8
Amortization of intangible and other assets	7.1	7.0	5.3
Accretion	14.5	13.7	12.7
Deferred tax provision	27.5	57.6	178.9
Provision for doubtful accounts	6.5	8.0	10.4
Income tax benefit from stock option exercises	29.4	10.6	6.7
(Gains) losses on sales of businesses, net	(1.4)	—	—
Other non-cash items	4.9	2.1	(1.8)
Cumulative effect of changes in accounting principles, net of tax	—	—	37.8
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(17.7)	(27.5)	(21.8)
Prepaid expenses and other assets	(.4)	91.8	(109.4)
Accounts payable and accrued liabilities	83.8	15.3	9.0
Other liabilities	87.9	(2.6)	61.3

	767.5	666.3	600.5

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(328.7)	(283.8)	(273.2)
Proceeds from sales of property and equipment	10.1	5.7	9.1
Cash used in business acquisitions, net of cash acquired	(26.7)	(47.3)	(51.5)
Cash proceeds from business dispositions, net of cash disposed	30.6	—	3.2
Amounts due and contingent payments to former owners	(2.9)	(3.7)	(17.6)
Change in restricted cash	(18.3)	(21.4)	(40.0)
Change in restricted marketable securities	38.7	143.8	(182.4)

	(297.2)	(206.7)	(552.4)

CASH USED IN FINANCING ACTIVITIES:
Payment of premium to exchange notes payable	(27.6)	—	—
Proceeds from notes payable and other long-term debt	148.1	88.8	86.3
Payments of notes payable and other long-term debt	(44.9)	(252.2)	(2.6)
Issuances of common stock	75.0	38.2	49.1
Purchases of common stock for treasury	(558.4)	(266.1)	(184.2)
Cash dividends	(72.2)	(46.0)	(19.0)

	(480.0)	(437.3)	(70.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.7)	22.3	(22.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141.5	119.2	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131.8	$141.5	$119.2

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	December 31,
	2005	2004

Inventory	$16.4	$19.1
Prepaid expenses	18.0	17.8
Other non-trade receivables	21.4	17.4
Income taxes receivable	3.1	19.7
Other assets	2.7	2.4

	$61.6	$76.4

Inventories consist primarily of compost, mulch, and soil materials, equipment parts and fuel that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

The Company expenses advertising expenditures as incurred.

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

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $2.0 million, $2.1 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

A summary of property and equipment is as follows:

	December 31,
	2005	2004

Other land	$100.9	$97.9
Non-depletable landfill land	51.6	53.4
Landfill development costs	1,630.0	1,486.5
Vehicles and equipment	1,746.8	1,617.5
Buildings and improvements	287.1	287.0
Construction-in-progress — landfill	55.8	39.1
Construction-in-progress — other	18.0	7.4

	3,890.2	3,588.8

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(829.3)	(742.9)
Vehicles and equipment	(865.3)	(766.3)
Building and improvements	(80.3)	(70.8)

	(1,774.9)	(1,580.0)

Property and equipment, net	$2,115.3	$2,008.8

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

Intangible Assets

Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.

The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the years ended December 31, 2004 and 2005:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2003	$1,701.5	$43.2	$1,744.7
Acquisitions	13.2	.9	14.1
Other additions	—	1.5	1.5
Transfers	(8.6)	8.6	—

Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2003	$(143.4)	$(18.2)	$(161.6)
Amortization expense	—	(5.8)	(5.8)

Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	16.6	2.0	18.6
Divestitures	(17.1)	—	(17.1)
Other additions	—	.6	.6

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Divestitures	1.6	—	1.6
Amortization expense	—	(5.8)	(5.8)

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)

Goodwill is tested for impairment on at least an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair values with the carrying values. If the fair value of an operating segment is greater than its carrying value, then no impairment results. If the fair value is less than its

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

carrying value, then the Company would determine the fair value of the goodwill. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill were less than its carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

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

The Company incurred no impairment of goodwill as a result of its goodwill impairment test in 2005. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Accrued Liabilities

A summary of accrued liabilities is as follows:

	December 31,
	2005	2004

Accrued payroll and benefits	$66.3	$51.3
Accrued fees and taxes	32.2	31.4
Accrued interest	21.2	18.4
Accrued dividends	19.4	18.1
Accrued common stock repurchases	6.4	—
Other	18.2	16.1

	$163.7	$135.3

Other Current Liabilities

A summary of other current liabilities is as follows:

	December 31,
	2005	2004

Income taxes payable	$113.4	$—
Accrued landfill and environmental costs, current portion	32.1	21.0
Self-insurance reserves, current	57.5	47.4
Amounts due to former owners	1.6	4.3
Other	20.3	16.9

	$224.9	$89.6

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Stock Options

The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In general, no stock-based employee compensation cost is reflected in net income for stock option grants, as all options granted under the 1998 Stock Incentive Plan for the periods presented had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense resulting from grants of restricted stock or stock units is calculated in accordance with APB 25 based on the market value of the underlying shares as of the grant date and is amortized ratably over the vesting period. Had compensation cost for stock option, restricted stock and stock unit grants under the Company’s 1998 Stock Incentive Plan been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company’s pro forma net income, earnings per share and weighted-average fair value of options, restricted stock and stock units granted during the period, with related assumptions, are as follows:

	Years Ended December 31,
	2005	2004	2003

Net income, as reported	$253.7	$237.9	$177.6
Adjustment to net earnings for:
Stock-based compensation expense included in net income, net of tax	3.2	1.1	—
Pro-forma stock-based employee compensation expense pursuant to SFAS 123, net of tax	(16.4)	(9.7)	(9.4)

Net income, pro forma	$240.5	$229.3	$168.2

Basic earnings per share —
As reported	$1.78	$1.56	$1.11

Pro forma	$1.69	$1.50	$1.05

Diluted earnings per share —
As reported	$1.75	$1.53	$1.10

Pro forma	$1.66	$1.48	$1.04

Weighted-average fair value of the Company’s stock options granted during the period	$8.62	$9.33	$7.64
Assumptions —
Risk-free interest rates	3.6%	3.6%	3.2%
Expected lives	5 years	5 years	5 years
Expected volatility	30.0%	30.0%	40.0%
Dividend yield	1.6%	.9%	—

The increase in pro-forma stock-based employee compensation expense pursuant to SFAS 123 during 2005 compared to the other periods presented is due to the acceleration of the vesting of all outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. As a result of this acceleration, the Company recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.” The Company expects to reduce the pre-tax stock option expense it would

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

otherwise be required to record under SFAS 123(R) for these stock options by an estimated $7 million, $3 million and $1 million in 2006, 2007 and 2008, respectively.

Revenue Recognition and Deferred Revenue

The Company generally provides services under contracts with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for 74.7%, 19.1% and 6.2%, respectively, of consolidated revenue for the year ended December 31, 2005. No one customer has individually accounted for more than 10% of the Company’s consolidated revenue or of the Company’s reportable segment revenue in any of the past three years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Statements of Cash Flows

The Company considers all unrestricted highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note  4, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and marketable securities, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate unsecured notes and tax-exempt financing using quoted market rates is $1,134.1 million at December 31, 2005. The carrying value of the fixed rate unsecured notes and tax-exempt financing is $1,092.5 million at December 31, 2005. The carrying amounts of the Company’s remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates.

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

The Company is required to adopt SFAS 123(R) on January 1, 2006 and expects to use the “modified-prospective” method in which compensation cost will be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) depends on levels of share-based payments granted in the future. The Company estimates that adopting SFAS 123(R) will reduce 2006 earnings per share by approximately three cents which includes incentive compensation granted in lieu of stock options. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $29.4 million, $10.6 million, and $6.7 million in 2005, 2004 and 2003, respectively.

The Company’s Board of Directors approved the acceleration of the vesting of all outstanding stock options previously awarded to employees, effective December 30, 2005. As a result of this acceleration, the Company recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of SFAS 123(R) and in anticipation of changes to the Company’s compensation programs beginning in 2006.

Related Party Transactions

It is the Company’s policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

3.	ACCRUED LANDFILL AND ENVIRONMENTAL COSTS

Landfill and Environmental Costs

A summary of landfill and environmental liabilities is as follows:

	December 31,
	2005	2004

Landfill final capping, closure and post-closure liabilities	$239.5	$216.8
Remediation	50.3	54.0
Legal costs	2.0	3.7

	291.8	274.5
Less: Current portion (included in other current liabilities)	(32.1)	(21.0)

Long-term portion	$259.7	$253.5

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

Total Available Disposal Capacity

As of December 31, 2005, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Upon meeting the Company’s expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The table below reflects significant changes between the Company’s historical methodology and the methodology the Company currently uses to account for final capping, closure and post-closure activities and for methane gas collection systems:

Current Practice
Description	Historical Practice	(Effective January 1, 2003)
DEFINITIONS:
Final Capping	Costs related to installation of the components that comprise the permanent final cover over areas of a landfill where airspace capacity has been consumed.	No change.
Closure	Includes routine maintenance costs incurred after a site ceases to accept waste, but prior to being certified closed.	No change, except that it includes the final portion of the methane gas collection system to be constructed.
Post-Closure	Includes routine monitoring and maintenance of a landfill after it has been certified as closed by the applicable state regulatory agency.	No change, except it includes methane gas collection systems in all cases where the need for such systems are considered probable.
DISCOUNT RATE	Not applicable.	Credit-adjusted, risk-free rate of 6.10% and 6.50% for the years ending December 31, 2005 and 2004, respectively.
INFLATION:	Not applicable.	Inflation rate of 2.5%.
COST ESTIMATES:	Cost estimates generally assume work will be performed by third parties.	No change, except that the cost of any activities performed internally is increased to represent an estimate of the amount a third party would charge to perform such activity. This third-party profit is taken in to income in the period the work is performed internally.
METHANE GAS COLLECTION SYSTEMS:	Capitalized when constructed and charged to expense through depreciation over the shorter of their useful life or the life of the landfill.	During the active life of a landfill, included in cell development costs when the need for such systems is considered probable; charged to expense through depletion as airspace is consumed using the units-of-consumption method. Systems associated with the last final capping event at a landfill are included in closure costs.

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

Estimates of future expenditures for final capping, closure and post-closure are developed by engineers. These estimates are reviewed by management at least annually and are used by the Company’s operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, the Company currently retains post-closure responsibility for several closed landfills.

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

The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based upon the ten-year historical moving average increase of the U.S. Consumer Price Index and is the rate used by most waste industry participants.

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.10% and 6.50% for years ended December 31, 2005 and 2004, respectively, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.

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

The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2005 and 2004, the Company completed its annual reviews and recorded reductions of $5.9 million and $3.2 million, respectively, in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities. During the three months ended December 31, 2005, the Company completed its annual review of landfill asset retirements obligations for 2005 and recorded a $2.1 million increase in amortization expense primarily related to increases in costs for items such as excavation, construction and synthetic liner. The Company intends to conduct future annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The following table summarizes the actual activity in the Company’s asset retirement obligation liabilities for the years ended December 31, 2005 and 2004 and the pro forma activity for the year ended December 31, 2003 assuming SFAS 143 were effective prior to January 1, 2003:

	Years Ended December 31,
	2005	2004	2003	2003
	Actual	Actual	Actual	Pro Forma

Asset retirement obligation liability, beginning of year	$216.8	$204.7	$196.9	$182.4
Cumulative effect of change in accounting principle	—	—	(14.5)	—
Non-cash asset additions	20.4	19.6	17.9	17.9
Revisions in estimate of future cash flows	(8.1)	(4.3)	—	—
Acquisitions during the period	3.3	.6	—	—
Amounts settled during the period	(7.4)	(17.5)	(8.3)	(8.3)
Accretion expense	14.5	13.7	12.7	12.7

Asset retirement obligation liability, end of year	239.5	216.8	204.7	204.7
Less: Current portion	(27.0)	(14.6)	(29.5)	(29.5)

Long-term portion	$212.5	$202.2	$175.2	$175.2

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $7.7 million at December 31, 2005 and is included in restricted cash in the Company’s Consolidated Balance Sheets.

The expected future payments for final capping, closure and post-closure as of December 31, 2005 are as follows:

Years Ending
December 31,

2006	$27.0
2007	19.1
2008	31.6
2009	18.6
2010	27.1
Thereafter	348.9

$472.3

The estimated remaining final capping, closure and post-closure expenditures presented above are undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2005.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The expected future payments for remediation costs as of December 31, 2005 are as follows:

Years Ending
December 31,

2006	$3.1
2007	9.8
2008	.5
2009	.3
2010	.3
Thereafter	36.3

$50.3

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

Environmental Claims, Litigation and Assessments

In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Expenses for environmental claims, litigation and assessments are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the years ended December 31, 2005, 2004 or 2003.

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

The Company acquired various solid waste businesses during the years ended December 31, 2005, 2004 and 2003. The aggregate purchase price paid for these transactions was $26.7 million, $47.4 million and $51.5 million, respectively.

In addition, during the year ended December 31, 2005, the Company entered into a $53.9 million capital lease related to a landfill.

During 2005, 2004 and 2003, $57.9 million, $28.2 million and $27.7 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. For landfills purchased as part of a group of several assets, the allocations of purchase price were based on the discounted

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other landfill assets and liabilities acquired (primarily final capping, closure and post-closure obligations). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.

The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Years Ended December 31,
	2005	2004	2003

Property and equipment	$65.3	$36.6	$41.3
Goodwill and other intangible assets	18.6	14.1	24.3
Restricted cash	—	.6	—
Working capital surplus (deficit)	.3	(3.4)	(14.9)
Debt	(53.9)	—	—
Other assets (liabilities), net	(3.6)	(.6)	.8

Cash used in acquisitions, net of cash acquired	$26.7	$47.3	$51.5

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions during 2005 accounted for under the purchase method of accounting had occurred at the beginning of the periods presented are as follows:

	Years Ended
	December 31,
	2005	2004

Revenue	$2,893.0	$2,741.3
Net income	$255.6	$240.8
Diluted earnings per share	$1.76	$1.55
Weighted-average common and common equivalent shares outstanding	145.0	155.3

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

In March 2005, the Company divested of its operations in western New York and received proceeds of $29.1 million. The Company recorded a gain of $3.3 million on the divestiture. In November 2005, the Company sold its environmental remediation business and received proceeds of $1.2 million. The Company recorded a $2.0 million loss on the divestiture.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

5.	DEBT

Notes payable and long-term debt are as follows:

	December 31,
	2005	2004

$99.3 and $375.0 million unsecured notes, net of unamortized discount of $0 million and $.3 million as of December 31, 2005 and 2004, respectively; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$374.7
$450.0 million unsecured notes, net of unamortized discount of $1.7 million and $1.9 million, and including $5.5 million and $(.5) million adjustments to fair market value as of December 31, 2005 and 2004, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	442.8	448.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.4 million as of December 31, 2005; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.1	—
$750.0 million unsecured revolving credit facility; interest payable using LIBOR based rates (4.66% at December 31, 2005); maturing in 2010 as of 2005	—	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates (ranging from 3.25% to 5.63% at December 31, 2005); maturities ranging from 2006 to 2037	645.4	527.3
Other notes unsecured and secured by real property, equipment and other assets; fixed and floating interest rates ranging from 4.5% to 12.0%; maturing through 2025	39.5	3.7

	1,475.1	1,354.3
Less: Current portion	(3.0)	(2.4)

Long-term portion	$1,472.1	$1,351.9

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2005 (excluding discounts and adjustments to fair market value from hedging transactions) are as follows:

Years Ending December 31,

2006	$3.0
2007	2.6
2008	2.2
2009	101.6
2010	2.3
Thereafter	1,397.7

$1,509.4

In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. As of December 31, 2005, the Company had letters of credit outstanding of $391.2 million that were secured by the revolving credit facility, leaving $358.8 million of availability under the facility. The unsecured revolving credit

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At December 31, 2005, the Company was in compliance with the financial covenants under these agreements.

As of December 31, 2005, the Company had $255.3 million of restricted cash, of which $144.9 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.

Interest paid was approximately $78.1 million, $77.0 million and $78.4 million (net of capitalized interest of $2.0 million, $2.1 million and $3.3 million) for the years ended December 31, 2005, 2004 and 2003, respectively.

During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium will be amortized over the life of the new notes using the effective yield method.

Other debt includes a $37.0 million capital lease liability as of December 31, 2005 related to a landfill that the Company began operating in May 2005.

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

As of December 31, 2005, interest rate swap agreements are reflected at fair market value of $5.5 million and are included in other liabilities and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2005, 2004 and 2003, the Company recorded net interest income of $1.1 million, $7.2 million and $10.0 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Consolidated Statements of Income.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$117.0	$81.2	$(51.4)
State	11.0	7.0	4.5
Federal and state deferred	27.5	57.6	178.9

Provision for income taxes	$155.5	$145.8	$132.0

In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable expansion airspace from its calculation of landfill amortization, depletion, and final capping, closure and post-closure expenses for tax purposes. As a result of this change, the Company’s deferred income tax provision increased by approximately $82.0 million during 2003, and the Company recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the year ended December 31, 2004.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is shown below:

	Years Ended December 31,
	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductible expenses	.5	1.3	1.9
State income taxes, net of federal benefit	2.1	2.4	1.7
Other, net	.4	(.7)	(.6)

Effective income tax rate	38.0%	38.0%	38.0%

Components of the net deferred income tax asset and liability in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2005	2004

Deferred tax assets (liabilities):
Current portion —
Book basis in property over tax basis	$2.8	$1.8
Accruals not currently deductible	3.6	8.1
Net operating loss carryforwards	2.5	—

Total	$8.9	$9.9

Long-term portion —
Book basis in property over tax basis	$(404.4)	$(434.4)
Accruals not currently deductible	12.2	19.0
Net operating loss carryforwards	2.2	8.9

Total	$(390.0)	$(406.5)

At December 31, 2005, the Company had available domestic federal and state net operating loss carryforwards of approximately $13.1 million, which begin to expire in 2023. In assessing the realizability of deferred tax assets,

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance, if any, in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

The Company made income tax payments (net of refunds received) of approximately $9.3 million, $12.9 million and $17.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, $113.4 million of federal tax payments were deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 through 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	STOCKHOLDERS’ EQUITY

During 2000 through 2005, the Board of Directors authorized the repurchase of up to $1,525.0 million of the Company’s common stock. As of December 31, 2005, the Company had paid $1,308.8 million to repurchase 51.5 million shares of its common stock, of which 16.3 million shares were acquired during the year ended December 31, 2005 for $558.4 million.

In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004 and to $.14 per share in the third quarter of 2005. Dividends declared were $73.5 million, $54.6 million and $19.0 million during 2005, 2004 and 2003, respectively. In October 2005, the Company paid a dividend of $19.6 million to stockholders of record as of October 3, 2005. As of December 31, 2005, the Company recorded a dividend payable of approximately $19.4 million to shareholders of record at the close of business on January 2, 2006.

8.	EMPLOYEE BENEFIT PLANS

In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. As of December 31, 2005, there were 4.4 million stock options reserved for future grants under the Stock Incentive Plan.

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

Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the date of grant.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The following table summarizes the stock option activity for the years ended 2003, 2004 and 2005:

		Weighted-Average
	Shares	Exercise Price

Units outstanding at December 31, 2002	12.6	$16.61
Granted	2.0	19.30
Exercised	(2.5)	16.21
Cancelled	(.3)	16.02

Units outstanding at December 31, 2003	11.8	17.18
Granted	1.7	26.18
Exercised	(2.3)	16.24
Cancelled	(.2)	19.72

Units outstanding at December 31, 2004	11.0	18.68
Granted	1.7	30.96
Exercised	(4.3)	17.14
Cancelled	(.2)	22.33

Units outstanding at December 31, 2005	8.2	$21.94

Exercisable at December 31, 2005	8.2	$21.94

The Company’s Board of Directors approved the acceleration of the vesting of all outstanding stock options previously awarded to employees, effective December 30, 2005. As a result of this acceleration, the Company recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of SFAS 123(R) and in anticipation of changes to the Company’s compensation programs beginning in 2006.

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

The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the years ended December 31, 2005 and 2004, compensation expense related to stock units and restricted shares of $3.1 million and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

$1.8 million, respectively, was recorded in the Company’s Consolidated Statements of Income. $1.1 million, representing the unamortized balance of unearned compensation on restricted stock, is included as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheets. No other stock units or restricted shares were granted during the year ended December 31, 2005.

A summary of deferred stock unit and restricted stock activity for the years ended December 31, 2004 and 2005 is as follows:

		Weighted-Average
	Deferred Stock	Grant Date
	Units and	Fair Value
	Restricted Stock	per Share
	(in thousands)

Unissued at January 1, 2004	—	$—
Granted	104.5	26.40

Unissued at January 1, 2005	104.5	26.40
Granted	106.7	30.90
Vested and issued	(46.5)	26.16

Unissued at December 31, 2005	164.7	$29.38

The following table summarizes information about the Company’s outstanding and exercisable stock options at December 31, 2005:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Yrs.)	Price	Shares	Price

$ 7.51 — $15.02	.7	4.6	$13.81	.7	$13.81
$15.03 — $18.78	2.7	3.7	17.62	2.7	17.62
$18.79 — $22.53	1.5	6.8	19.27	1.5	19.27
$22.54 — $30.04	1.6	7.6	26.08	1.6	26.08
$30.05 — $37.56	1.7	9.0	30.98	1.7	30.98

	8.2	6.2	$21.94	8.2	$21.94

The Company also maintains the Republic Services 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to a maximum of 15% of eligible compensation, as defined. In general, the Company provides matching contributions of 50% of the amount contributed by each participant up to 4% of the employee’s salary. The employer match was made in shares of the Company’s common stock through June 30, 2005. During 2005, the Company contributed shares of its common stock valued at $3.1 million to the Plan. Contributions made after that date were funded in cash. Total expense recorded for 2005 was $4.2 million. Both employee and Company contributions vest immediately.

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

Earnings per share for the years ended December 31, 2005, 2004 and 2003 are calculated as follows:

	Years Ended December 31,
	2005	2004	2003

Numerator:
Net income	$253.7	$237.9	$177.6

Denominator:
Denominator for basic earnings per share	142.4	152.8	160.3
Effect of dilutive securities —
Options to purchase common stock	2.6	2.5	1.8

Denominator for diluted earnings per share	145.0	155.3	162.1

Basic earnings per share	$1.78	$1.56	$1.11

Diluted earnings per share	$1.75	$1.53	$1.10

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	—	—	.1
Weighted-average exercise price	$35.31	$31.50	$25.02

10.	SEGMENT INFORMATION

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

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2005	Revenue	Revenue(b)	Revenue	Accretion(c)	Income(d)	Expenditures	Assets

Eastern Region	$642.9	$(99.2)	$543.7	$44.6	$92.2	$80.3	$880.2
Central Region	728.8	(161.0)	567.8	82.2	103.5	79.9	1,125.8
Southern Region	822.1	(87.4)	734.7	73.6	121.4	75.6	909.4
Southwestern Region	358.6	(37.8)	320.8	29.3	50.9	27.3	457.1
Western Region	874.2	(180.3)	693.9	59.4	163.9	64.5	835.9
Corporate Entities(a)	3.0	—	3.0	4.2	(54.7)	1.1	342.1

Total	$3,429.6	$(565.7)	$2,863.9	$293.3	$477.2	$328.7	$4,550.5

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2004	Revenue	Revenue(b)	Revenue	Accretion(c)	Income(d)	Expenditures	Assets

Eastern Region	$648.6	$(103.2)	$545.4	$43.8	$81.4	$51.4	$878.5
Central Region	700.9	(156.6)	544.3	79.4	102.6	84.9	1,083.6
Southern Region	751.9	(79.6)	672.3	66.7	112.8	71.4	879.3
Southwestern Region	342.1	(33.0)	309.1	30.6	42.2	24.7	405.3
Western Region	788.4	(151.9)	636.5	48.3	160.6	48.7	817.6
Corporate Entities(a)	.6	(.1)	.5	4.3	(47.3)	2.7	400.3

Total	$3,232.5	$(524.4)	$2,708.1	$273.1	$452.3	$283.8	$4,464.6

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2003	Revenue	Revenue(b)	Revenue	Accretion(c)	Income(d)	Expenditures	Assets

Eastern Region	$600.2	$(93.0)	$507.2	$36.4	$65.3	$40.7	$826.9
Central Region	671.7	(151.6)	520.1	74.0	99.9	75.7	960.5
Southern Region	680.3	(76.9)	603.4	62.8	99.7	69.9	865.6
Southwestern Region	332.6	(31.2)	301.4	28.7	46.5	28.9	409.4
Western Region	729.4	(143.9)	585.5	46.2	140.4	51.4	813.2
Corporate Entities(a)	.2	—	.2	3.7	(39.1)	6.6	678.5

Total	$3,014.4	$(496.6)	$2,517.8	$251.8	$412.7	$273.2	$4,554.1

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. The decrease in Corporate Entities’ total assets from December 31, 2003 to December 31, 2004 is primarily due to a decrease in cash and cash equivalents, and restricted cash and marketable securities.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

(c)	Effective January 1, 2003, the Company adopted SFAS 143. Depreciation, amortization, depletion and accretion include net reductions in amortization expense recorded during 2005 and 2004 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(d)	During 2005, the Company changed its methodology for allocating certain charges relating to risk and health insurance to its reportable segments. Operating income for 2004 and 2003 by segment has been reclassified to conform to this change in methodology.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2005 and 2004 is as follows:

	Balance as of			Balance as of
	December 31,			December 31,
	2004	Acquisitions	Divestitures	2005

Eastern Region	$436.4	$—	$(14.4)	$422.0
Central Region	357.6	17.1	(.6)	374.1
Southern Region	326.5	.1	—	326.6
Southwestern Region	133.6	—	(.5)	133.1
Western Region	308.6	(.6)	—	308.0

Total	$1,562.7	$16.6	$(15.5)	$1,563.8

	Balance as of			Balance as of
	December 31,			December 31,
	2003	Acquisitions	Divestitures	2004

Eastern Region	$435.9	$2.6	$(2.1)	$436.4
Central Region	350.5	10.7	(3.6)	357.6
Southern Region	325.8	2.0	(1.3)	326.5
Southwestern Region	135.0	.2	(1.6)	133.6
Western Region	310.9	(2.3)	—	308.6

Total	$1,558.1	$13.2	$(8.6)	$1,562.7

Total revenue of the Company by revenue source for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
	2005	2004	2003

Collection:
Residential	$683.6	$655.2	$601.2
Commercial	781.1	737.9	706.0
Industrial	597.8	558.1	523.0
Other	76.6	62.2	50.9

Total collection	2,139.1	2,013.4	1,881.1

Transfer and disposal	1,108.6	1,031.0	967.5
Less: Intercompany	(560.1)	(519.8)	(493.7)

Transfer and disposal, net	548.5	511.2	473.8
Other	176.3	183.5	162.9

Revenue	$2,863.9	$2,708.1	$2,517.8

11.	OTHER COMPREHENSIVE INCOME

During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

December 2005. In accordance with SFAS 133, the ineffective portion of the change in fair value, which was not material for the year ended December 31, 2005, has been included in other income (expense), net in the accompanying Consolidated Statements of Income. Realized gains of $2.5 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2005.

In October 2005, the Company entered into a new option agreement related to forecasted diesel fuel purchases. These option agreements commence on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.4 million representing the effective portion of the change in fair value as of December 31, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Consolidated Statements of Income.

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

Lease Commitments

The Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one month to sixteen years. Rent expense during the years ended December 31, 2005, 2004 and 2003 was approximately $12.3 million, $11.4 million and $11.4 million, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2005 are as follows:

Years Ending
December 31,

2006	$4.5
2007	3.7
2008	2.5
2009	2.0
2010	1.4
Thereafter	3.9

$18.0

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments at December 31, 2005 are as follows:

Years Ending
December 31,

2006	$16.9
2007	3.5
2008	2.1
2009	2.1
2010	2.1
Thereafter	13.4

$40.1

Unconditional purchase commitments consist primarily of long-term disposal agreements that require the Company to dispose of a minimum number of tons at third-party facilities.

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

During 2003, the Company experienced an increase in expense associated with self-insurance. This increase was attributable to the expansion of the Company’s operations and various changes in estimates as a result of continued negative trends through the 2003 policy year, based upon actuarial claims experience, expected claims development and medical cost inflation.

The Company’s liabilities for unpaid and incurred but not reported claims at December 31, 2005 (which includes claims for worker’s compensation, general liability, vehicle liability and employee healthcare benefits) were $158.6 million under its current risk management program and are included in other current and other

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

liabilities in the Company’s Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Consolidated Statements of Income in the periods in which such adjustments are known.

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

Restricted Cash and Marketable Securities, and Other Financial Guarantees

In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	December 31,	December 31,
	2005	2004

Letters of credit	$550.3	$489.8
Surety bonds	388.7	392.2

As of December 31, 2005, letters of credit outstanding totaling $391.2 million were secured by the Company’s revolving credit facility. Also, as of December 31, 2005, surety bonds expire on various dates through 2009.

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

	December 31,	December 31,
	2005	2004

Restricted cash:
Financing proceeds	$144.9	$119.0
Financial guarantees	25.3	34.3
Other	85.1	83.7

	255.3	237.0
Restricted marketable securities:
Financial guarantees	—	38.7

	$255.3	$275.7

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

The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 1998 through 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Income by quarter for 2005 and 2004:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2005	$677.2	$718.6	$730.0	$738.1
	2004	$637.3	$683.2	$699.9	$687.7
Operating income	2005	$119.5	$122.9	$119.4	$115.4
	2004	$110.0	$116.2	$116.5	$109.6
Net income	2005	$65.5	$64.4	$63.8	$60.0
	2004	$56.9	$60.9	$62.5	$57.6
Diluted net income per share	2005	$.43	$.44	$.45	$.43
	2004	$.36	$.39	$.41	$.38
Weighted average common and common equivalent shares outstanding	2005	151.0	145.4	142.6	141.0
	2004	158.4	155.7	153.8	153.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on the specified criteria.

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

None.

PART III

The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K), 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2006 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding equity compensation plans as of December 31, 2005 (number of securities in millions):

Number of
Securities Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Under	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column A

Equity compensation plans approved by security holders	8.4	$21.51	4.4
Equity compensation plans not approved by security holders	—	—	—

Total	8.4	$21.51	4.4

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2005, 2004 and 2003.

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

Exhibit
Number		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	—	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1	—	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	—	Indenture dated May 24, 1999 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number		Description of Exhibit

4.3	—	7 1/8% Note due May 15, 2009 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.4	—	7 1/8% Note due May 15, 2009 in the principal amount of $175,000,000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.5	—	Indenture dated as of August 15, 2001, by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.6	—	First Supplemental Indenture, dated as of August 15, 2001 by Republic Services, Inc. to The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.7	—	6 3/4% Senior Note due 2011, in principal amount of $400,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.8	—	6 3/4% Senior Note due 2011, in principal amount of $50,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.9	—	Second Supplemental Indenture, dated as of March 21, 2005 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated May 6, 2005).
4.10	—	6.086% Note due March 15, 2035, in the principal amount of $275,674,000 (filed herewith).*
4.11	—	Credit Agreement dated June 28, 2005 among Republic Services, Inc., Bank of America N.A. as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 5, 2005).
4.12	—	The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10.1	—	Republic Services, Inc. 1998 Stock Incentive Plan (as amended and restated March 6, 2002) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10.2	—	Employment Agreement dated October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	—	Employment Agreement dated October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	—	Employment Agreement dated October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.5	—	Employment Agreement dated July 31, 2001 by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	—	Employment Agreement dated May 14, 2001 by and between Michael Cordesman, who became an executive officer in March 2002, and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002).
10.7	—	Republic Services, Inc. Deferred Compensation Plan (as Amended and Restated November 1, 2003) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2005).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

Exhibit
Number		Description of Exhibit

32.1	—	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*	$275,674,000 of the Notes due May 15, 2009 were exchanged for the Note due March 15, 2035.

Each of Exhibits 10.1 to 10.7 is a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

REPUBLIC SERVICES, INC.

By:	/s/ JAMES E. O’CONNOR James E. O’Connor
Chairman of the Board and Chief Executive
Officer (principal executive officer)

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2006

/s/ Harris W. Hudson Harris W. Hudson	Vice Chairman and Director	February 24, 2006

/s/ Tod C. Holmes Tod C. Holmes	Senior Vice President and Chief Financial Officer (principal financial officer)	February 24, 2006

/s/ Charles F. Serianni Charles F. Serianni	Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2006

/s/ John W. Croghan John W. Croghan	Director	February 24, 2006

/s/ W. Lee Nutter W. Lee Nutter	Director	February 24, 2006

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 24, 2006

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 24, 2006

/s/ Michael W. Wickham Michael W. Wickham	Director	February 24, 2006

REPUBLIC SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
(in millions)

	Balance at	Additions	Accounts		Balance at
	Beginning	Charged to	Written		End
	of Year	Income	Off	Other(1)	of Year

CLASSIFICATIONS
Allowance for doubtful accounts:
2005	$18.0	$6.5	$(7.3)	$.1	$17.3
2004	19.0	8.0	(9.0)	—	18.0
2003	19.0	10.4	(10.4)	—	19.0

(1)	Allowance of acquired and divested businesses, net.