Form 10-Q
period 2006-03-31
REPUBLIC SERVICES INC
filed 2006-05-08
CIK 1060391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     On April 28, 2006, the registrant had outstanding 136,739,321 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14.9	$131.8
Accounts receivable, less allowance for doubtful accounts of $18.1 and $17.3, respectively	278.8	280.0
Prepaid expenses and other current assets	59.5	61.6
Deferred tax assets	9.6	8.9

Total Current Assets	362.8	482.3

RESTRICTED CASH	269.1	255.3
PROPERTY AND EQUIPMENT, NET	2,133.4	2,115.3
GOODWILL, NET	1,564.6	1,563.8
INTANGIBLE ASSETS, NET	25.5	27.0
OTHER ASSETS	116.1	106.8

	$4,471.5	$4,550.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123.3	$176.1
Accrued liabilities	133.4	163.7
Deferred revenue	102.9	99.3
Notes payable and current maturities of long-term debt	58.0	3.0
Federal income taxes payable	45.9	113.4
Other current liabilities	107.8	111.5

Total Current Liabilities	571.3	667.0

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,497.0	1,472.1
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	269.1	259.7
DEFERRED INCOME TAXES	388.5	390.0
OTHER LIABILITIES	169.3	155.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 192,244,132 and 190,119,521 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,573.2	1,509.1
Deferred compensation	—	(1.1)
Retained earnings	1,448.2	1,402.8
Treasury stock, at cost (55,129,700 and 51,516,900 shares, respectively)	(1,449.4)	(1,308.8)
Accumulated other comprehensive income, net of tax	2.4	1.9

Total Stockholders’ Equity	1,576.3	1,605.8

	$4,471.5	$4,550.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	March 31,
	2006	2005

REVENUE	$737.5	$677.2
EXPENSES:
Cost of operations	456.4	418.7
Depreciation, amortization and depletion	73.1	61.1
Accretion	3.8	3.5
Selling, general and administrative	81.8	74.4

OPERATING INCOME	122.4	119.5
INTEREST EXPENSE	(22.1)	(19.9)
INTEREST INCOME	3.3	2.5
OTHER INCOME (EXPENSE), NET	.6	3.5

INCOME BEFORE INCOME TAXES	104.2	105.6
PROVISION FOR INCOME TAXES	39.6	40.1

NET INCOME	$64.6	$65.5

BASIC EARNINGS PER SHARE	$.47	$.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	137.6	148.2

DILUTED EARNINGS PER SHARE	$.46	$.43

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	139.5	151.0

CASH DIVIDENDS PER COMMON SHARE	$.14	$.12

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

	Common Stock					Accumulated
			Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income

BALANCE AT DECEMBER 31, 2005	138.6	$1.9	$1,508.0	$1,402.8	$(1,308.8)	$1.9
Net income	—	—	—	64.6	—	—	$64.6
Cash dividends declared	—	—	—	(19.2)	—	—	—
Issuances of common stock	2.1	—	60.2	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	3.1	—	—	—	—
Compensation expense for stock options	—	—	1.9	—	—	—	—
Purchases of common stock for treasury	(3.6)	—	—	—	(140.6)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	.5	.5

Total comprehensive income	—	—	—	—	—	—	$65.1

BALANCE AT MARCH 31, 2006	137.1	$1.9	$1,573.2	$1,448.2	$(1,449.4)	$2.4

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31,
	2006	2005

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$64.6	$65.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	44.1	40.5
Landfill depletion and amortization	27.2	18.9
Amortization of intangible and other assets	1.8	1.7
Accretion	3.8	3.5
Stock option compensation expense	1.9	—
Restricted stock and deferred stock unit compensation expense	3.1	1.1
Deferred tax (benefit) provision	(.9)	20.0
Provision for doubtful accounts	2.4	.9
Income tax benefit from stock option exercises	7.0	2.2
Gains on sales of businesses	(.2)	(2.9)
Other non-cash items	.1	.1
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(.6)	20.0
Prepaid expenses and other assets	(7.8)	1.4
Accounts payable and accrued liabilities	(83.5)	(8.3)
Federal income taxes payable	(67.5)	7.6
Other liabilities	8.7	(4.6)

	4.2	167.6

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(90.5)	(50.2)
Proceeds from sales of property and equipment	7.5	.5
Cash used in business acquisitions, net of cash acquired	(3.2)	(2.5)
Cash proceeds from business dispositions	2.4	28.8
Amounts due and contingent payments to former owners	(.4)	(.7)
Change in restricted cash	(13.8)	12.9
Other	—	(.1)

	(98.0)	(11.3)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	125.0	3.8
Payment of premium to exchange notes payable	—	(27.6)
Payments of notes payable and long-term debt	(41.3)	(2.4)
Issuances of common stock	45.7	7.4
Windfall income tax benefits from stock option exercises	7.5	—
Purchases of common stock for treasury	(140.6)	(189.1)
Cash dividends	(19.4)	(18.1)

	(23.1)	(226.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(116.9)	(69.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131.8	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14.9	$71.8

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
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2005.
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
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), the Company recorded $2.7 million of incremental equity-based compensation expense during the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). (For further information, see Note 8, Employee Benefit Plans.)
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	March 31,	December 31,
	2006	2005

Landfill final capping, closure and post-closure liabilities	$248.5	$239.5
Remediation	50.1	50.3
Legal costs	1.8	2.0

	300.4	291.8
Less: Current portion (included in other current liabilities)	(31.3)	(32.1)

Long-term portion	$269.1	$259.7

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
Total Available Disposal Capacity
     As of March 31, 2006, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
Probable Expansion Airspace
     Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in the Company’s calculation of total available disposal capacity, the following criteria must be met:
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
     Under SFAS 143, a liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, “Using Cash Flow and Present Value in Accounting Measurements” (“SFAC 7”). The offset to the liability must be capitalized as part of the carrying amount of the related long-lived asset. Changes in the liability due to the passage of time are recognized as operating items in the income statement and are referred to as accretion expense. Changes in the liability due to revisions of estimated future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset.

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
     In general, the Company engages third parties to perform most of its final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.
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
     The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index and is the rate used by most waste industry participants.
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.1% for the three months ended March 31, 2006 and 2005, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2005, the Company completed its annual review of landfill asset retirement obligations in accordance with SFAS 143 and recorded a reduction of $5.9 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future capping, closure and post-closure activities. During the three months ended December 31, 2005, the Company completed its annual review of landfill asset retirement obligations for 2005 and recorded an increase of $2.1 million in amortization expense primarily related to increases in costs for items such as excavation, construction and synthetic liner. The Company intends to conduct future annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005

Asset retirement obligation liability, beginning of year	$239.5	$216.8
Non-cash asset additions	5.6	4.7
Revisions in estimates of future cash flows	—	(5.7)
Acquisitions during the period	—	3.3
Amounts settled during the period	(.4)	(.2)
Accretion expense	3.8	3.5

Asset retirement obligation liability, end of period	248.5	222.4
Less: Current portion	(26.6)	(14.4)

Long-term portion	$221.9	$208.0

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $7.8 million at March 31, 2006 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
Remediation
     The Company accrues for remediation costs when they become probable and reasonably estimable. Substantially all of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Environmental Claims, Litigation and Assessments
     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Expenses for environmental claims, litigation and assessments are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the three months ended March 31, 2006 and 2005.

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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.3 million and $.2 million for the three months ended March 31, 2006 and 2005, respectively.
     A summary of property and equipment is as follows:

	March 31,	December 31,
	2006	2005

Other land	$101.5	$100.9
Non-depletable landfill land	52.2	51.6
Landfill development costs	1,643.2	1,630.0
Vehicles and equipment	1,796.9	1,746.8
Buildings and improvements	287.3	287.1
Construction-in-progress — landfill	59.0	55.8
Construction-in-progress — other	20.1	18.0

	3,960.2	3,890.2

Less: Accumulated depreciation, depletion and amortization— Landfill development costs	(856.5)	(829.3)
Vehicles and equipment	(887.2)	(865.3)
Buildings and improvements	(83.1)	(80.3)

	(1,826.8)	(1,774.9)

Property and equipment, net	$2,133.4	$2,115.3

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
     The Company acquired various solid waste businesses during the three months ended March 31, 2006 and 2005. The aggregate purchase price paid for these transactions was $3.2 million and $2.5 million, respectively. In addition, during the three months ended March 31, 2005, the Company entered into a $53.9 million capital lease related to a landfill. The businesses acquired during the three months ended March 31, 2006 did not materially impact the Company’s results of operations for the three months ended March 31, 2006 or 2005 on a pro forma basis.

     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Three Months
	Ended March 31,
	2006	2005

Property and equipment	$2.2	$56.2
Goodwill and other intangible assets	1.2	3.1
Working capital deficit	(.1)	(.4)
Debt	—	(53.1)
Other liabilities	(.1)	(3.3)

Cash used in acquisitions, net of cash acquired	$3.2	$2.5

     Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.
     In March 2005, the Company divested of its operations in western New York and received proceeds of $29.1 million during 2005. The Company recorded a gain in 2005 of $3.3 million on the divestiture.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 3 to 25 years.
     The following table summarizes the activity in intangible assets and the related accumulated amortization accounts for the three months ended March 31, 2005 and 2006:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	2.2	.9	3.1
Divestitures	(15.8)	—	(15.8)
Other additions	—	.5	.5

Balance, March 31, 2005	$1,692.5	$55.6	$1,748.1

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(1.4)	(1.4)
Divestitures	1.4	—	1.4

Balance, March 31, 2005	$(142.0)	$(25.4)	$(167.4)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	1.2	—	1.2
Divestitures	(.5)	—	(.5)

Balance, March 31, 2006	$1,706.3	$56.8	$1,763.1

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(1.5)	(1.5)
Divestitures	.1	—	.1

Balance, March 31, 2006	$(141.7)	$(31.3)	$(173.0)

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

6. DEBT
     Notes payable and long-term debt are as follows:

	March 31,	December 31,
	2006	2005

$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.6 million and $1.7 million, and including $9.3 million and $5.5 million of adjustments to fair market value as of March 31, 2006 and December 31, 2005, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	439.1	442.8
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.4 million as of March 31, 2006 and December 31, 2005; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.1	248.1
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2010	55.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2006 to 2037	674.5	645.4
Other notes; unsecured and secured by real property, equipment and other assets	39.0	39.5

	1,555.0	1,475.1
Less: Current portion	(58.0)	(3.0)

Long-term portion	$1,497.0	$1,472.1

     In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. As of March 31, 2006, the Company had letters of credit outstanding of $397.3 million and $55.0 million of LIBOR-based borrowings under the revolving credit facility, leaving $297.7 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At March 31, 2006, the Company was in compliance with the financial covenants under these agreements.
     As of March 31, 2006, the Company had $269.1 million of restricted cash, of which $158.2 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financings that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as financial guarantees of the Company’s performance.
     Interest paid was approximately $30.7 million (net of capitalized interest of $.3 million) and $25.4 million (net of capitalized interest of $.2 million) for the three months ended March 31, 2006 and 2005, respectively.
     During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
     Other debt includes a $36.8 million capital lease liability as of March 31, 2006 related to a landfill that the Company began operating in May 2005.
     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The Company’s outstanding swap agreement has a total notional value of $210.0 million and matures in August 2011. This maturity is identical to the Company’s public notes that were sold in 2001. Under the swap agreement, the Company pays interest at floating rates based on changes in LIBOR and receives interest at a fixed rate of 6.75%. The Company has designated this agreement as a hedge in changes in the fair value of the Company’s hedged fixed-rate debt and accounts for it in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that this agreement qualifies for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreement are assumed to be perfectly effective in hedging changes in the fair value of the Company’s hedged fixed rate debt due to changes in interest rates.
     As of March 31, 2006, the interest rate swap agreement is reflected at a fair market value of $9.3 million and is included in other liabilities and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2006 and 2005, the Company recorded net interest expense of $.5 million and net interest income of $.6 million, respectively, related to its interest rate swap agreement which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the three months ended March 31, 2006 and 2005 based upon the Company’s anticipated annual effective income tax rate of 38%. Income taxes paid (net of refunds received) were $92.2 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively. Approximately $83.0 million of income taxes paid during the three months ended March 31, 2006 related to fiscal 2005. This tax payment was deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of March 31, 2006, there were 3.3 million shares reserved for future grants under the Stock Incentive Plan.
     Options granted under the Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.
     A summary of stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted-Average
	Stock Options	Exercise Price

Outstanding at January 1, 2006	8.2	$21.94
Granted	.9	39.00
Exercised (a)	(2.1)	21.25

Outstanding at March 31, 2006	7.0	$24.40

Exercisable at March 31, 2006 (b)	6.1	$22.19

(a)	The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $38.4 million.

(b)	Stock options exercisable as of March 31, 2006 have a weighted-average contractual term remaining of 6.0 years and an aggregate intrinsic value of $124.2 million based on the market value of the Company’s stock as of March 31, 2006.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense being recorded in the financial statements related to grants of stock options to employees if certain conditions were met. The pro forma impact from recognition of the estimated fair value of stock options granted to employees has historically been disclosed in the Company’s footnotes as required under previous accounting rules.

     Effective for the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of all of its outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. Consequently, no compensation expense will be recognized for these options.
     Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were reported as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $7.5 million of excess tax benefits as cash flows from financing activities for the three months ended March 31, 2006. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
     The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Statement, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company changed its method of valuation for options granted beginning in fiscal 2006 to a lattice binomial option-pricing model from the Black-Scholes valuation model previously used for the Company’s pro forma information required under SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier.
     The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 was $9.35 per option and was calculated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2006
Expected volatility (a)	26.7%
Risk-free interest rate	4.6%
Dividend yield	1.4%
Expected life	4.2	years
Contractual life	7	years
Estimated forfeiture rate	5.0%

(a)	Expected volatility is based on the Company’s historical stock prices over the contractual term of the options.
     As a result of adopting SFAS 123(R), the charge to income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2006 for stock options granted in 2006 was $.9 million and $.6 million, respectively. The impact of adopting SFAS 123(R) for stock options on both basic and diluted earnings per share for the three months ended March 31, 2006 was $.004 per share.

     The previously disclosed pro forma effects of recognizing the estimated fair value of equity-based compensation in the first quarter of 2005 are presented below:

Three Months
Ended
March 31, 2005

Net income, as reported	$65.5
Adjustments to net earnings for:
Equity-based compensation expense included in net income, net of tax	.7
Pro forma equity-based employee compensation expense pursuant to SFAS 123, net of tax	(2.7)

Net income, pro forma	$63.5

Basic earnings per share -
As reported	$.44

Pro forma	$.43

Diluted earnings per share -
As reported	$.43

Pro forma	$.42

Assumptions -
Expected volatility	30%
Risk-free interest rate	3.6%
Dividend yield	1.6%
Expected life	5 years
     During the three months ended March 31, 2006 and 2005, the Company awarded 24,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. These stock units vest immediately but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
     Also during the three months ended March 31, 2006 and 2005, the Company awarded 85,000 and 82,000 shares of restricted stock, respectively, to its executive officers. 13,000 and 10,000 of the shares awarded during 2006 and 2005, respectively, vest effective January 1 of the subsequent year. The remaining shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the three months ended March 31, 2006 and 2005, compensation expense related to stock units and restricted stock of $3.1 million and $1.1 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. The compensation expense for restricted stock recorded during the three months ended March 31, 2006 includes $1.8 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R). No other stock units or restricted stock were granted during the three months ended March 31, 2006 or 2005.

     A summary of deferred stock unit and restricted stock activity for the three months ended March 31, 2006 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value
	(in thousands)	per Share

Unissued at January 1, 2006	165	$29.38
Granted	109	39.01

Unissued at March 31, 2006	274	$33.22

Vested and unissued at March 31, 2006	153	$30.55

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through March 31, 2006, the Board of Directors authorized the repurchase of up to $1,800.0 million of the Company’s common stock. As of March 31, 2006, the Company had paid $1,449.4 million to repurchase 55.1 million shares of its common stock of which 3.6 million shares were acquired during the three months ended March 31, 2006 for $140.6 million.
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004 and to $.14 in the third quarter of 2005. In January 2006, the Company paid a dividend of $19.4 million to stockholders of record as of January 2, 2006. As of March 31, 2006, the Company recorded a dividend payable of $19.2 million to stockholders of record at the close of business on April 3, 2006.
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including vested but unissued deferred stock units and restricted stock) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards. In computing diluted earnings per share, the Company utilizes the treasury stock method.
     Earnings per share for the three months ended March 31, 2006 and 2005 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2006	2005

Numerator:
Net income	$64,600	$65,500

Denominator:
Denominator for basic earnings per share	137,561	148,168
Effect of dilutive securities —
Options to purchase common stock	1,977	2,787
Unvested restricted stock awards	5	5

Denominator for diluted earnings per share	139,543	150,960

Basic earnings per share	$.47	$.44

Diluted earnings per share	$.46	$.43

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	926	8
Weighted-average exercise price	$39.00	$33.88

10. OTHER COMPREHENSIVE INCOME
     During October 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.3 million representing the effective portion of the change in fair value as of March 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized losses of $.2 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006.
     During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2005. In accordance with SFAS 133, $1.1 million representing the effective portion of the change in fair value for the three months ended March 31, 2005, net of tax, was recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material for the three months ended March 31, 2005 and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized gains of $.2 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2005.
     During March 2005, the Company offered to exchange a portion of its outstanding 7.125% notes due 2009 for new notes due 2035. To protect against fluctuations in the forecasted receipt of proceeds resulting from the issuance of thirty-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate, the Company entered into treasury lock agreements. In accordance with SFAS 133, these agreements were determined to be highly effective in offsetting changes in cash proceeds to be received upon issuance of the notes. Upon termination of these agreements in March 2005, the Company recorded a gain of $2.3 million, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. This gain is being amortized into interest expense over the life of the new notes using the effective yield method.
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
     Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31 is shown in the following table:

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2006	Revenue	Revenue (b)	Revenue	Accretion (c)	Income(d)	Expenditures	Assets

Eastern Region	$158.4	$(22.8)	$135.6	$10.8	$25.3	$5.6	$877.5
Central Region	190.1	(42.0)	148.1	22.9	26.2	6.7	1,118.2
Southern Region	216.1	(22.3)	193.8	18.2	36.9	9.5	886.4
Southwestern Region	92.5	(10.4)	82.1	8.8	13.5	6.9	453.7
Western Region	222.5	(44.2)	178.3	14.8	39.1	7.6	823.2
Corporate Entities (a)	(.4)	—	(.4)	1.4	(18.6)	54.2	312.5

Total	$879.2	$(141.7)	$737.5	$76.9	$122.4	$90.5	$4,471.5

				Depreciation,
				Amortization,
	Gross	Intercompany	Net	Depletion and	Operating	Capital	Total
2005	Revenue	Revenue (b)	Revenue	Accretion(c)	Income(d)	Expenditures	Assets

Eastern Region	$153.2	$(23.6)	$129.6	$10.5	$23.5	$3.9	$845.3
Central Region	167.5	(36.5)	131.0	18.1	22.9	7.3	1,071.1
Southern Region	193.3	(20.5)	172.8	16.9	33.2	9.7	870.0
Southwestern Region	85.2	(8.0)	77.2	3.4	16.2	4.8	461.4
Western Region	208.5	(44.6)	163.9	14.8	39.0	8.5	807.2
Corporate Entities (a)	2.7	—	2.7	.9	(15.3)	16.0	326.0

Total	$810.4	$(133.2)	$677.2	$64.6	$119.5	$50.2	$4,381.0

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations.

(b)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion includes a net reduction in amortization expense recorded during the three months ended March 31, 2005 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(d)	During the three months ended June 30, 2005, the Company changed its methodology for allocating certain charges relating to risk and health insurance to its reportable segments. Operating income by segment for earlier periods has been reclassified to conform to this change in methodology.
     Total revenue of the Company by revenue source for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months
	Ended March 31,
	2006	2005

Collection:
Residential	$178.0	$166.6
Commercial	208.3	189.4
Industrial	156.8	136.9
Other	18.1	15.2

Total collection	561.2	508.1

Transfer and disposal	277.9	249.5
Less: Intercompany	(140.5)	(125.5)

Transfer and disposal, net	137.4	124.0
Other	38.9	45.1

Revenue	$737.5	$677.2

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
Unconditional Purchase Commitments
     The Company has various unconditional purchase commitments, consisting primarily of long-term disposal agreements, that require the Company to dispose of a minimum number of tons at certain third-party facilities.
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
     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2006 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits) were $155.3 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.
Guarantees of Subsidiary Debt
     The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s Unaudited Condensed Consolidated Balance Sheets. (For further information, see Note 6, Debt.)
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	March 31,	December 31,
	2006	2005

Letters of credit	$579.0	$550.3
Surety bonds	442.2	388.7
     As of March 31, 2006, there were $397.3 million of letters of credit outstanding under the Company’s revolving credit facility. Also, as of March 31, 2006, surety bonds expire on various dates through 2009.

     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	March 31,	December 31,
	2006	2005

Restricted cash:
Financing proceeds	$158.2	$144.9
Financial guarantees	25.7	25.3
Other	85.2	85.1

	$269.1	$255.3

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2005.
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 140 collection companies in 21 states. We also own or operate 95 transfer stations, 59 solid waste landfills and 32 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
     The following table reflects our revenue by source for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,
	2006		2005

Collection:
Residential	$178.0	24.1%	$166.6	24.6%
Commercial	208.3	28.2	189.4	28.0
Industrial	156.8	21.3	136.9	20.2
Other	18.1	2.5	15.2	2.2

Total collection	561.2	76.1	508.1	75.0

Transfer and disposal	277.9		249.5
Less: Intercompany	(140.5)		(125.5)

Transfer and disposal, net	137.4	18.6	124.0	18.3

Other	38.9	5.3	45.1	6.7

Revenue	$737.5	100.0%	$677.2	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2006 and 2005, approximately 57% and 55%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
     Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based upon the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
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
     Summarized financial information concerning our reportable segments for the respective three months ended March 31, 2006 and 2005 is shown in the following table:

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2006	Revenue	Accretion	(Loss)	Margin

Eastern Region	$135.6	$10.8	$25.3	18.7%
Central Region	148.1	22.9	26.2	17.7
Southern Region	193.8	18.2	36.9	19.0
Southwestern Region	82.1	8.8	13.5	16.4
Western Region	178.3	14.8	39.1	21.9
Corporate Entities	(.4)	1.4	(18.6)	—

Total	$737.5	$76.9	$122.4	16.6

			SFAS 143
		Depreciation,	Adjustments to
		Amortization,	Amortization
		Depletion and	Expense for	Depreciation,
		Accretion Before	Changes in	Amortization,	Operating
	Net	SFAS 143	Estimates and	Depletion and	Income	Operating
2005	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin

Eastern Region	$129.6	$10.6	$(.1)	$10.5	$23.5	18.1%
Central Region	131.0	19.1	(1.0)	18.1	22.9	17.5
Southern Region	172.8	17.9	(1.0)	16.9	33.2	19.2
Southwestern Region	77.2	7.6	(4.2)	3.4	16.2	21.0
Western Region	163.9	14.4	.4	14.8	39.0	23.8
Corporate Entities	2.7	.9	—	.9	(15.3)	—

Total	$677.2	$70.5	$(5.9)	$64.6	$119.5	17.6

     Our operations are managed and reviewed through five Regions that we designate as our reportable segments. From 2005 to 2006, operating income increased in almost all of our Regions due to the successful execution of our pricing strategy.
•	Revenue in our Eastern Region increased during 2006 compared to 2005 due to increases in prices in our collection and landfill lines of business and due to increased volume in our industrial collection and landfill businesses. This increase in revenue was partially offset by the sale of our operations in western New York during the three months ended March 31, 2005. Operating margins increased because of an increase in revenue arising from favorable economic conditions and a relatively mild winter partially offset by higher fuel costs.

•	In our Central Region, revenue increased during 2006 compared to 2005 due to price increases and volume growth in our collection and landfill lines of business arising from favorable economic conditions and a relatively mild winter. Operating margins increased because of the increase in revenue partially offset by higher fuel costs and an adjustment to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	Our operations in the Southern Region benefited from price and volume growth in our collection and landfill lines of business. Operating margins decreased because of higher fuel costs and an adjustment to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005 partially offset by an increase in revenue in 2006.

•	In our Southwestern Region, revenue increased due to an increase in prices in our collection and landfill lines of business and because of an increase in volume in our collection lines of business. This increase in revenue was partially offset by a decrease in revenue related to the sale of our remediation and heavy construction services business during the fourth quarter of 2005. The decrease in operating margins from 2005 to 2006 is attributable to an adjustment to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	In our Western Region, revenue increased due to an increase in prices and volume growth in our collection and landfill lines of business. Operating margins decreased from 2005 to 2006 because of increases in insurance expense, fuel, third-party hauling and landfill operating costs.

•	The increase in operating costs for Corporate Entities from 2005 to 2006 is primarily due to the expansion of our business.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the three months ended March 31, 2006 and 2005. The aggregate purchase price we paid in these transactions was $3.2 million and $2.5 million in cash, respectively. In addition, during the three months ended March 31, 2005, we entered into a $53.9 million capital lease related to a landfill.
     We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of approximately $29.1 million during 2005. We recorded a gain in 2005 of $3.3 million on the divestiture.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements, for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $64.6 million, or $.46 per diluted share, for the three months ended March 31, 2006, as compared to $65.5 million, or $.43 per diluted share, for the three months ended March 31, 2005.
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), we recorded $2.7 million of incremental equity-based compensation expense during the three months ended March 31, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). See Note 8, Employee Benefit Plans, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     The following table summarizes our costs and expenses for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,
	2006		2005

Revenue	$737.5	100.0%	$677.2	100.0%
Cost of operations	456.4	61.9	418.7	61.8
Depreciation, amortization and depletion of property and equipment	71.3	9.7	59.4	8.8
Amortization of intangible assets	1.8	.2	1.7	.3
Accretion	3.8	.5	3.5	.5
Selling, general and administrative expenses	81.8	11.1	74.4	11.0

Operating income	$122.4	16.6%	$119.5	17.6%

     Revenue. Revenue was $737.5 million and $677.2 million for the three months ended March 31, 2006 and 2005, respectively, an increase of 8.9%. The following table reflects the components of our revenue growth for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Core price	3.1%	2.3%
Fuel surcharges	1.3	.5
Environmental fees	.4	—
Recycling commodities	(.5)	.2

Total price	4.3	3.0

Core volume	4.9	2.4
Non-core volume	.2	—

Total volume	5.1	2.4

Total internal growth	9.4	5.4

Acquisitions, net of divestitures	(.6)	.9

Taxes (a)	.1	—

Total revenue growth	8.9%	6.3%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the three months ended March 31, 2006, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2006. During the three months ended March 31, 2006, we experienced core volume growth in our residential collection, commercial collection, industrial collection and landfill businesses.
     Cost of Operations. Cost of operations was $456.4 million and $418.7 million or, as a percentage of revenue, 61.9% and 61.8%, for the three months ended March 31, 2006 and 2005, respectively. The increase in cost of operations in aggregate dollars is primarily a result of the expansion of our business through internal growth.

     The following table summarizes the major components of our cost of operations for the three months ended March 31, 2006 and 2005 in millions of dollars and as a percentage of our revenue:

	Three Months Ended
	March 31,
	2006		2005

Subcontractor, disposal and third-party fees	$166.9	22.6%	$157.3	23.2%
Labor and benefits	144.4	19.6	133.7	19.7
Maintenance and operating	107.0	14.5	91.7	13.6
Insurance and other	38.1	5.2	36.0	5.3

Total	$456.4	61.9%	$418.7	61.8%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue from 2005 to 2006 is primarily due to improved pricing, a change in mix of revenue and continued focus on productivity improvements.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. Increases in labor and benefits from 2005 to 2006 were more than offset by higher revenue resulting in a slight decrease in such costs as a percentage of revenue.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue from 2005 to 2006 is primarily due to an increase in fuel costs. The cost of fuel as a percentage of revenue increased by .8% from 2005 to 2006.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The decrease in such costs as a percentage of revenue from 2005 to 2006 is primarily due to a decrease in risk insurance expense. Risk insurance expense as a percentage of revenue decreased by .2% from 2005 to 2006.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to those of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $71.3 million and $59.4 million or, as a percentage of revenue, 9.7% and 8.8%, for the three months ended March 31, 2006 and 2005, respectively. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue during the three months ended March 31, 2006 versus the comparable 2005 period is due to a reduction in landfill amortization expense of $5.9 million we recorded during the first quarter of 2005 related to the annual review of our calculations with respect to landfill asset retirement obligations.
     Amortization of Intangible and Other Assets. Expenses for amortization of intangible and other assets were $1.8 million and $1.7 million or, as a percentage of revenue, .2% and .3%, for the three months ended March 31, 2006 and 2005, respectively.
     Accretion Expense. Accretion expense was $3.8 million and $3.5 million or, as a percentage of revenue, .5%, for the three months ended March 31, 2006 and 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $81.8 million and $74.4 million or, as a percentage of revenue, 11.1% and 11.0%, for the three months ended March 31, 2006 and 2005, respectively. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. Expenses as a percentage of revenue for the three month periods presented remained relatively consistent. The 2005 period includes approximately $3.0 million of costs incurred associated with the exchange of unsecured notes. During the three months ended March 31, 2006, we incurred $2.7 million of incremental costs associated with our adoption of SFAS 123(R). We also incurred additional costs associated with our 401(k) plan due to an increase in the employer matching contribution percentage and an increase in bad debt expense. This increase in costs during the three months ended March 31, 2006 was partially offset by an increase in revenue. We believe selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2006 will be approximately 10 percent.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $22.1 million for the three months ended March 31, 2006, versus $19.9 million for the comparable 2005 period. The increase in interest expense during the three months ended March 31, 2006 versus the comparable 2005 period is primarily due to an increase in debt balances.
     Capitalized interest was $.3 million for the three months ended March 31, 2006, versus $.2 million for the comparable 2005 period.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $3.9 million for the three months ended March 31, 2006, versus $6.0 million for the comparable 2005 period. The decrease in aggregate dollars during the three months ended March 31, 2006 versus the comparable period last year is primarily due to a gain recorded in 2005 on the divestiture of operations in western New York.
     Income Taxes. The provision for income taxes was $39.6 million for the three months ended March 31, 2006, versus $40.1 million for the comparable 2005 period. Our effective income tax rate was 38% for the three months ended March 31, 2006 and 2005. Income taxes have been provided based upon our anticipated annual effective tax rate.
Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2006:

	Balance as of		Changes in	Balance as of
	December 31,	Airspace	Engineering	March 31,
	2005	Consumed	Estimates	2006

Permitted airspace:
Cubic yards (in millions)	1,577.7	(10.7)	6.4	1,573.4
Number of sites	59			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	—	(.6)	177.1
Number of sites	9			9

Total available airspace:
Cubic yards (in millions)	1,755.4	(10.7)	5.8	1,750.5

Number of sites	59			59

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2006, total available airspace decreased by 4.9 million cubic yards primarily due to airspace consumed partially offset by changes in engineering estimates.
     As of March 31, 2006, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2006, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Accrued Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of March 31, 2006, nine of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these nine landfills have an estimated remaining average site life of 33 years, including the probable expansion airspace. The average estimated remaining life of all of our landfills is 28 years.
Final Capping, Closure and Post-Closure Costs
     As of March 31, 2006, accrued final capping, closure and post-closure costs were $248.5 million. The current portion of these costs of $26.6 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $221.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the three months ended March 31, 2006 (in millions):

			Non-Cash
			Additions
	Balance as of		for Asset	Additions	Transfers	Balance as of
	December 31,	Capital	Retirement	Charged to	and Other	March 31,
	2005	Additions	Obligations	Expense	Adjustments	2006

Non-depletable landfill land	$51.6	$.6	$—	$—	$—	$52.2
Landfill development costs	1,630.0	—	5.6	—	7.6	1,643.2
Construction in progress — landfill	55.8	10.2	—	—	(7.0)	59.0
Accumulated depletion and amortization	(829.3)	—	—	(27.2)	—	(856.5)

Net investment in landfill land and development costs	$908.1	$10.8	$5.6	$(27.2)	$.6	$897.9

     The following table reflects our future expected investment in our landfills as of March 31, 2006 (in millions):

	Balance as of	Expected	Total
	March 31,	Future	Expected
	2006	Investment	Investment

Non-depletable landfill land	$52.2	$—	$52.2
Landfill development costs	1,643.2	1,685.0	3,328.2
Construction in progress — landfill	59.0	—	59.0
Accumulated depletion and amortization	(856.5)	—	(856.5)

Net investment in landfill land and development costs	$897.9	$1,685.0	$2,582.9

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Number of landfills owned or operated	59	59

Net investment, excluding non-depletable land (in millions)	$845.7	$827.4
Total estimated available disposal capacity (in millions of cubic yards)	1,750.5	1,776.8

Net investment per cubic yard	$.48	$.47

Landfill depletion and amortization expense (in millions)	$27.2	$18.9
Accretion expense (in millions)	3.8	3.5

	31.0	22.4
Airspace consumed (in millions of cubic yards)	10.7	10.1

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.90	$2.22

     The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2005 to 2006 is primarily due to a $5.9 million reduction in landfill amortization expense we recorded during the first quarter of 2005 related to the annual review of our calculations with respect to landfill asset retirement obligations in connection with SFAS 143.
     During the three months ended March 31, 2006 and 2005, our weighted average compaction rate was approximately 1,500 pounds per cubic yard, which is based on historical data.
     As of March 31, 2006, we expect to spend an estimated additional $1,685.0 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.45 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.
     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the three months ended March 31, 2006 and 2005.
Financial Condition
     At March 31, 2006, we had $14.9 million of cash and cash equivalents. We also had $269.1 million of restricted cash deposits, including $158.2 million of restricted cash held for capital expenditures under certain debt facilities and $25.7 million pledged to various regulatory agencies and governmental entities as financial guarantees of our performance related to final capping, closure and post-closure obligations at our landfills.
     In June 2005, we entered into a new $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of March 31, 2006, we had $297.7 million available under the credit facility.
     In May 1999, we sold $375.0 million of unsecured notes in the public market. These notes bear interest at 7.125% per annum and mature in 2009. Interest is payable semi-annually in May and November. The notes were offered at a discount of $.5 million. In March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. We paid a premium of $27.6 million related to the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
     In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6.75% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million.
     In March 2005, we entered into a $53.9 million capital lease related to a landfill.
     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade-rated financial institutions. Our outstanding swap agreement has a total notional value of $210.0 million and requires our company to pay interest at a floating rate based upon changes in LIBOR and receive interest at a fixed rate of 6.75%. Our swap agreement matures in August 2011.
     At March 31, 2006, we had $674.5 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market rates and have maturities ranging from 2006 to 2037. As of March 31, 2006, we had $158.2 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.

Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2006 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	5.6	—	—
Accretion expense	—	3.8	—	—
Other additions charged to expense	2.4	—	—	39.3
Payments or usage	(1.6)	(.4)	(.2)	(42.6)

Balance, March 31, 2006	18.1	248.5	50.1	155.3
Less: Current portion	(18.1)	(26.6)	(2.9)	(54.2)

Long-term portion	$—	$221.9	$47.2	$101.1

     Our expense related to doubtful accounts as a percentage of revenue for the three months ended March 31, 2006 was .3%. As of March 31, 2006, accounts receivable were $278.8 million, net of allowance for doubtful accounts of $18.1 million, resulting in days sales outstanding of 34 or 21 days net of deferred revenue. In addition, at March 31, 2006, our accounts receivable in excess of 90 days old totaled $16.9 million, or 5.7% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2006 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance as of			Acquisitions,	Additions for	Transfers	Balance as of
	December 31,	Capital		Net of	Asset Retirement	And Other	March 31,
	2005	Additions	Retirements	Divestitures	Obligations	Adjustments	2006

Other land	$100.9	$.4	$—	$.2	$—	$—	$101.5
Non-depletable landfill land	51.6	.6	—	—	—	—	52.2
Landfill development costs	1,630.0	—	—	—	5.6	7.6	1,643.2
Vehicles and equipment	1,746.8	76.5	(24.8)	(1.6)	—	—	1,796.9
Buildings and improvements	287.1	.7	(.1)	.2	—	(.6)	287.3
Construction in progress — landfill	55.8	10.2	—	—	—	(7.0)	59.0
Construction in progress — other	18.0	2.1	—	—	—	—	20.1

Total	$3,890.2	$90.5	$(24.9)	$(1.2)	$5.6	$—	$3,960.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	Balance as of
	December 31,	Charged to		Net of	March 31,
	2005	Expense	Retirements	Divestitures	2006

Landfill development costs	$(829.3)	$(27.2)	$—	$—	$(856.5)
Vehicles and equipment	(865.3)	(41.2)	17.3	2.0	(887.2)
Buildings and improvements	(80.3)	(2.9)	.1	—	(83.1)

Total	$(1,774.9)	$(71.3)	$17.4	$2.0	$(1,826.8)

Liquidity and Capital Resources
     The major components of changes in cash flows for the three months ended March 31, 2006 and 2005 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $4.2 million and $167.6 million for the three months ended March 31, 2006 and 2005, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable. Additionally, during the three months ended March 31, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment was deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $98.0 million and $11.3 million for the three months ended March 31, 2006 and 2005, respectively, and consists primarily of cash used for capital additions in 2006 and 2005 and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $90.5 million and $50.2 million for the three months ended March 31, 2006 and 2005, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2006 and 2005 was $23.1 million and $226.0 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises, and payments of cash dividends.
     From 2000 through the period ended March 31, 2006, our board of directors authorized the repurchase of up to $1,800.0 million of our common stock. As of March 31, 2006, we paid $1,449.4 million to repurchase 55.1 million shares of our common stock, of which $140.6 million was paid during the three months ended March 31, 2006 to repurchase 3.6 million shares of our common stock.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of March 31, 2006, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Fuel Hedge
     In October 2005, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, the effective portion of the change in fair value as of March 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During March 2005, we entered into option agreements related to forecasted diesel fuel purchases. The option agreements settled each month in equal notional amounts through December 31, 2005. In accordance with SFAS 133, the ineffective portion of the change in fair value for the three months ended March 31, 2005 was not material and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.

Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three months ended March 31, 2006 is calculated as follows (in millions):

Three Months Ended
March 31, 2006

Cash provided by operating activities	$4.2
Purchases of property and equipment	(90.5)
Proceeds from sales of property and equipment	7.5

Free cash flow	$(78.8)

     Free cash flow for the three months ended March 31, 2006 was negative because of an $83.0 million federal tax payment related to 2005 that was deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina, and because of payments made during the three months ended March 31, 2006 for capital and other expenditures incurred in 2005.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There were no material changes during the first quarter 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b)	of Publicly	Purchased Under the
	Shares (or Units)	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	per Share (or Unit)	Programs	(in millions)

Month #1 (January 1, – January 31, 2006)	1,412,700	$37.96	1,412,700	$437.6

Month #2 (February 1, – February 28, 2006)	1,081,000	38.76	1,081,000	395.7

Month #3 (March 1, – March 31, 2006)	1,119,100	40.23	1,119,100	350.6

Total	3,612,800	$38.90	3,612,800	$350.6

     The share purchases reflected in the table above were made pursuant to our $500.0 million repurchase program approved by our board of directors in April 2005. This share repurchase program does not have an expiration date. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $75.6 million and under the additional $275.0 million program authorized by our board of directors in January 2006.

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

Date: May 8, 2006