Form 10-Q
period 2006-06-30
REPUBLIC SERVICES INC
filed 2006-08-04
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     On July 31, 2006, the registrant had outstanding 131,850,290 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2006	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 4.	Submission of Matters to a Vote of Security Holders	38

ITEM 6.	Exhibits	39
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.7	$131.8
Accounts receivable, less allowance for doubtful accounts of $18.2 and $17.3, respectively	302.1	280.0
Prepaid expenses and other current assets	55.5	61.6
Deferred tax assets	9.7	8.9

Total Current Assets	398.0	482.3

RESTRICTED CASH	232.5	255.3
PROPERTY AND EQUIPMENT, NET	2,153.5	2,115.3
GOODWILL, NET	1,563.5	1,563.8
INTANGIBLE ASSETS, NET	24.2	27.0
OTHER ASSETS	118.0	106.8

	$4,489.7	$4,550.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132.0	$176.1
Accrued liabilities	148.5	163.7
Deferred revenue	106.3	99.3
Notes payable and current maturities of long-term debt	2.9	3.0
Federal income taxes payable	25.1	113.4
Other current liabilities	112.1	111.5

Total Current Liabilities	526.9	667.0

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,659.1	1,472.1
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	278.9	259.7
DEFERRED INCOME TAXES	389.5	390.0
OTHER LIABILITIES	172.3	155.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 192,896,860 and 190,119,521 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,592.7	1,509.1
Deferred compensation	—	(1.1)
Retained earnings	1,500.3	1,402.8
Treasury stock, at cost (59,594,400 and 51,516,900 shares, respectively)	(1,634.6)	(1,308.8)
Accumulated other comprehensive income, net of tax	2.7	1.9

Total Stockholders’ Equity	1,463.0	1,605.8

	$4,489.7	$4,550.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE	$779.8	$718.6	$1,517.3	$1,395.8
EXPENSES:
Cost of operations	492.5	451.3	948.9	870.0
Depreciation, amortization and depletion	74.4	70.7	147.5	131.8
Accretion	3.8	3.5	7.6	7.0
Selling, general and administrative	75.1	70.2	156.9	144.6

OPERATING INCOME	134.0	122.9	256.4	242.4
INTEREST EXPENSE	(24.3)	(20.9)	(46.4)	(40.8)
INTEREST INCOME	3.8	2.2	7.1	4.7
OTHER INCOME (EXPENSE), NET	.7	(.3)	1.3	3.2

INCOME BEFORE INCOME TAXES	114.2	103.9	218.4	209.5
PROVISION FOR INCOME TAXES	43.4	39.5	83.0	79.6

NET INCOME	$70.8	$64.4	$135.4	$129.9

BASIC EARNINGS PER SHARE	$.52	$.45	$.99	$.89

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	135.0	142.5	136.3	145.3

DILUTED EARNINGS PER SHARE	$.52	$.44	$.98	$.88

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	136.7	145.4	138.1	148.2

CASH DIVIDENDS PER COMMON SHARE	$.14	$.12	$.28	$.24

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2005	138.6	$1.9	$1,508.0	$1,402.8	$(1,308.8)	$1.9
Net income	—	—	—	135.4	—	—	$135.4
Cash dividends declared	—	—	—	(37.9)	—	—	—
Issuances of common stock	2.8	—	79.0	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	3.5	—	—	—	—
Compensation expense for stock options	—	—	2.2	—	—	—	—
Purchases of common stock for treasury	(8.1)	—	—	—	(325.8)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	.8	.8

Total comprehensive income	—	—	—	—	—	—	$136.2

BALANCE AT JUNE 30, 2006	133.3	$1.9	$1,592.7	$1,500.3	$(1,634.6)	$2.7

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30,
	2006	2005
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$135.4	$129.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	89.3	81.5
Landfill depletion and amortization	54.7	46.7
Amortization of intangible and other assets	3.5	3.6
Accretion	7.6	7.0
Stock option compensation expense	2.2	—
Restricted stock and deferred stock unit compensation expense	3.5	1.9
Deferred tax provision	.4	26.7
Provision for doubtful accounts	4.5	3.0
Income tax benefit from stock option exercises	9.1	9.4
(Gains) losses, net on sales of businesses	(.9)	(2.9)
Other non-cash items	1.2	.2
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(26.1)	(4.6)
Prepaid expenses and other assets	(5.9)	(4.6)
Accounts payable and accrued liabilities	(59.5)	9.6
Federal income taxes payable	(88.3)	(2.5)
Other liabilities	16.1	30.2

	146.8	335.1

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(178.2)	(137.4)
Proceeds from sales of property and equipment	8.6	6.6
Cash used in business acquisitions, net of cash acquired	(3.3)	(2.5)
Cash proceeds from business dispositions	3.8	28.8
Change in amounts due and contingent payments to former owners	(.3)	(1.5)
Change in restricted cash	22.8	8.8
Change in restricted marketable securities	—	38.7

	(146.6)	(58.5)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	270.0	8.8
Payment of premium to exchange notes payable	—	(27.6)
Payments of notes payable and long-term debt	(76.7)	(23.0)
Issuances of common stock	59.3	26.6
Windfall income tax benefit from stock option exercises	10.6	—
Purchases of common stock for treasury	(325.8)	(337.1)
Cash dividends	(38.7)	(35.5)

	(101.3)	(387.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(101.1)	(111.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131.8	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30.7	$30.3

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
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), the Company recorded $1.2 million and $3.9 million of incremental equity-based compensation expense during the three and six months ended June 30, 2006, respectively. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). (For further information, see Note 8, Employee Benefit Plans.)
     On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company will adopt the Interpretation effective January 1, 2007. The Company is currently in the process of evaluating the effects of this new accounting standard. The impact of the Interpretation on the Company’s financial statements is not currently known or reasonably estimable.
     There are no other new accounting pronouncements that are significant to the Company.
     Certain amounts in the 2005 Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	June 30,	December 31,
	2006	2005
Landfill final capping, closure and post-closure liabilities	$256.7	$239.5
Remediation	49.6	50.3
Legal costs	1.8	2.0

	308.1	291.8
Less: Current portion (included in other current liabilities)	(29.2)	(32.1)

Long-term portion	$278.9	$259.7

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
Total Available Disposal Capacity
     As of June 30, 2006, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
Probable Expansion Airspace
     Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in the Company’s calculation of total available disposal capacity, the following criteria must be met:
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
     Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly.
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

     The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based on the ten-year historical moving average increase in the U.S. Consumer Price Index and is the rate used by most waste industry participants.
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.1% for the six months ended June 30, 2006 and 2005, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
     In accordance with SFAS 143, changes due to revision of the estimates of the amount or timing of the original undiscounted cash flows used to record a liability are recognized by increasing or decreasing the carrying amount of the asset retirement obligation liability and the carrying amount of the related asset. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability must be discounted using the credit-adjusted, risk-free rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability must be discounted using the credit-adjusted, risk-free rate that was in effect when the original liability was recognized.
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2005, the Company completed a review of its landfill asset retirement obligations in accordance with SFAS 143 and recorded a reduction of $5.9 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future capping, closure and post-closure activities. During the three months ended December 31, 2005, the Company completed its annual review of landfill asset retirement obligations for 2005 and recorded an increase of $2.1 million in amortization expense primarily related to increases in costs for items such as excavation, construction and synthetic liner. The Company intends to conduct future annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the six months ended June 30, 2006 and 2005:

	Six Months
	Ended June 30,
	2006	2005
Asset retirement obligation liability, beginning of year	$239.5	$216.8
Non-cash asset additions	11.6	10.0
Revisions in estimates of future cash flows	—	(5.7)
Acquisitions during the period	—	3.3
Amounts settled during the period	(2.0)	(2.2)
Accretion expense	7.6	7.0

Asset retirement obligation liability, end of period	256.7	229.2
Less: Current portion (included in other current liabilities)	(25.0)	(12.5)

Long-term portion	$231.7	$216.7

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $8.0 million at June 30, 2006 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
Remediation
     The Company accrues for remediation costs when they become probable and reasonably estimable. Substantially all of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant change in the estimated costs for remediation could have a material effect on the Company’s financial position, results of operations or cash flows.
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
Environmental Claims, Litigation and Assessments
     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Expenses for environmental claims, litigation and assessments are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the six months ended June 30, 2006 and 2005.
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $.9 million and $.5 million for the six months ended June 30, 2006 and 2005, respectively.

     A summary of property and equipment is as follows:

	June 30,	December 31,
	2006	2005
Other land	$100.9	$100.9
Non-depletable landfill land	52.2	51.6
Landfill development costs	1,656.4	1,630.0
Vehicles and equipment	1,833.6	1,746.8
Buildings and improvements	299.3	287.1
Construction-in-progress — landfill	79.9	55.8
Construction-in-progress — other	12.4	18.0

	4,034.7	3,890.2

Less: Accumulated depreciation, depletion and amortization — Landfill development costs	(880.7)	(829.3)
Vehicles and equipment	(914.5)	(865.3)
Buildings and improvements	(86.0)	(80.3)

	(1,881.2)	(1,774.9)

Property and equipment, net	$2,153.5	$2,115.3

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
     The Company acquired various solid waste businesses during the six months ended June 30, 2006 and 2005. The aggregate purchase price paid for these transactions was $3.3 million and $2.5 million, respectively. In addition, during the six months ended June 30, 2005, the Company entered into a $53.9 million capital lease related to a landfill. The businesses acquired during the six months ended June 30, 2006 did not materially impact the Company’s results of operations for the six months ended June 30, 2006 or 2005 on a pro forma basis.
     The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Six Months
	Ended June 30,
	2006	2005
Property and equipment	$3.2	$57.0
Goodwill and other intangible assets	.4	3.1
Working capital deficit	(.2)	(.4)
Debt	—	(53.9)
Other liabilities	(.1)	(3.3)

Cash used in acquisitions, net of cash acquired	$3.3	$2.5

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

     The following table summarizes the activity in intangible assets and the related accumulated amortization accounts for the six months ended June 30, 2005 and 2006:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	2.2	.9	3.1
Divestitures	(15.8)	—	(15.8)
Other additions	—	.6	.6

Balance, June 30, 2005	$1,692.5	$55.7	$1,748.2

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(2.9)	(2.9)
Divestitures	1.4	—	1.4

Balance, June 30, 2005	$(142.0)	$(26.9)	$(168.9)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	.4	—	.4
Divestitures	(.8)	—	(.8)
Other additions	—	.1	.1

Balance, June 30, 2006	$1,705.2	$56.9	$1,762.1

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(2.9)	(2.9)
Divestitures	.1	—	.1

Balance, June 30, 2006	$(141.7)	$(32.7)	$(174.4)

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

     In addition, the Company would evaluate an operating segment for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:
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
6. DEBT
     Notes payable and long-term debt are as follows:

	June 30,	December 31,
	2006	2005
$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.6 million and $1.7 million, and including $11.9 million and $5.5 million of adjustments to fair market value related to the interest rate swap as of June 30, 2006 and December 31, 2005, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	436.5	442.8
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.3 million and $27.4 million as of June 30, 2006 and December 31, 2005, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.2	248.1
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2010	165.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2006 to 2037	674.5	645.4
Other debt; unsecured and secured by real property, equipment and other assets	38.5	39.5

	1,662.0	1,475.1
Less: Current portion	(2.9)	(3.0)

Long-term portion	$1,659.1	$1,472.1

     In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. As of June 30, 2006, the Company had $165.0 million of LIBOR-based borrowings and $387.5 million of letters of credit outstanding under the revolving credit facility, leaving $197.5 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At June 30, 2006, the Company was in compliance with the financial covenants under these agreements.
     As of June 30, 2006, the Company had $232.5 million of restricted cash, of which $146.6 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as financial guarantees of the Company’s performance.
     Interest paid was approximately $46.2 million (net of capitalized interest of $.9 million) and $39.4 million (net of capitalized interest of $.5 million) for the six months ended June 30, 2006 and 2005, respectively.

     During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
     Other debt includes a $36.6 million capital lease liability as of June 30, 2006 related to a landfill that the Company began operating in May 2005.
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
     As of June 30, 2006, the interest rate swap agreement is reflected at a fair market value of $11.9 million and is included in other liabilities and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2006 and 2005, the Company recorded net interest expense of $1.0 million and net interest income of $1.0 million, respectively, related to its interest rate swap agreement which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the six months ended June 30, 2006 and 2005 based upon the Company’s anticipated annual effective income tax rate of 38%. Income taxes paid (net of refunds received) were $149.5 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. Approximately $83.0 million of income taxes paid during the six months ended June 30, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of June 30, 2006, there were 3.3 million shares reserved for future grants under the Stock Incentive Plan.
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

     A summary of stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2006	8.2	$21.94
Granted	.9	39.00
Exercised (a)	(2.7)	21.20

Outstanding at June 30, 2006	6.4	$24.69

Exercisable at June 30, 2006 (b)	5.5	$22.32

(a)	The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was $51.8 million.

(b)	Stock options exercisable as of June 30, 2006 have a weighted-average contractual term remaining of 5.8 years and an aggregate intrinsic value of $99.1 million based on the market value of the Company’s common stock as of June 30, 2006.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service periods. SFAS 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense being recorded in the financial statements related to grants of stock options to employees if certain conditions were met. The pro forma impact from recognition of the estimated fair value of stock options granted to employees has historically been disclosed in the Company’s footnotes as required under previous accounting rules.
     Effective for the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of all of its outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. Consequently, no additional compensation expense will be recognized for these options.
     Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were reported as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $10.6 million of excess tax benefits as cash flows from financing activities for the six months ended June 30, 2006. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
     The fair value concepts for valuing equity-based compensation were not changed significantly in SFAS 123(R); however, in adopting this Statement, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company changed its method of valuation for options granted beginning in fiscal 2006 to a lattice binomial option-pricing model from the Black-Scholes valuation model previously used for calculating the Company’s pro forma information under SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier.

     The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 was $9.35 per option and was calculated using the following weighted-average assumptions:

Six Months Ended
June 30, 2006
Expected volatility (a)	26.7%
Risk-free interest rate	4.6%
Dividend yield	1.4%
Expected life	4.2 years
Contractual life	7 years
Estimated forfeiture rate	5.0%

(a)	Expected volatility is based on the Company’s historical stock prices over the contractual term of the options.
     As a result of adopting SFAS 123(R), the charge to income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2006 for stock options granted in 2006 was $2.2 million and $1.4 million, respectively. The impact of adopting SFAS 123(R) for stock options on both basic and diluted earnings per share for the six months ended June 30, 2006 was $.01 per share.
     The previously disclosed pro forma effects of recognizing the estimated fair value of equity-based compensation for the three and six months ended June 30, 2005 are presented below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$64.4	$129.9
Adjustments to net earnings for:
Equity-based compensation expense included in net income, net of tax	.5	1.2
Pro forma equity-based employee compensation expense pursuant to SFAS 123, net of tax	(2.9)	(5.6)

Net income, pro forma	$62.0	$125.5

Basic earnings per share -
As reported	$.45	$.89

Pro forma	$.43	$.86

Diluted earnings per share -
As reported	$.44	$.88

Pro forma	$.43	$.85

Assumptions -
Expected volatility	30%	30%
Risk-free interest rate	3.6%	3.6%
Dividend yield	1.6%	1.6%
Expected life	5 years	5 years
     During the three months ended March 31, 2006 and 2005, the Company awarded 24,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. These stock units vest immediately, but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
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

     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the six months ended June 30, 2006 and 2005, compensation expense related to stock units and restricted stock of $3.5 million and $1.9 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. The compensation expense for restricted stock recorded during the six months ended June 30, 2006 includes $1.6 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R). No other stock units or restricted stock were granted during the six months ended June 30, 2006.
     A summary of deferred stock unit and restricted stock activity for the six months ended June 30, 2006 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value
	(in thousands)	per Share
Unissued at January 1, 2006	165	$29.38
Granted	109	39.01

Unissued at June 30, 2006	274	$33.22

Vested and unissued at June 30, 2006	153	$30.55

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through June 30, 2006, the Board of Directors authorized the repurchase of up to $1,800.0 million of the Company’s common stock. As of June 30, 2006, the Company had paid $1,634.6 million to repurchase 59.6 million shares of its common stock of which 8.1 million shares were acquired during the six months ended June 30, 2006 for $325.8 million.
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004, to $.14 per share in the third quarter of 2005 and to $.16 per share in the third quarter of 2006. In April 2006, the Company paid a dividend of $19.2 million to stockholders of record as of April 3, 2006. As of June 30, 2006, the Company recorded a dividend payable of $18.7 million to stockholders of record at the close of business on July 3, 2006. In July 2006, the Company’s Board of Directors declared a regular quarterly dividend of $.16 per share payable to stockholders of record as of October 2, 2006.
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

     Earnings per share for the three and six months ended June 30, 2006 and 2005 is calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$70,800	$64,400	$135,400	$129,900

Denominator:
Denominator for basic earnings per share	134,971	142,523	136,269	145,346
Effect of dilutive securities —
Options to purchase common stock	1,747	2,830	1,862	2,808
Unvested restricted stock awards	2	9	4	7

Denominator for diluted earnings per share	136,720	145,362	138,135	148,161

Basic earnings per share	$.52	$.45	$.99	$.89

Diluted earnings per share	$.52	$.44	$.98	$.88

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	910	—	918	4
Weighted-average exercise price	$39.00	$—	$39.00	$33.88
10. OTHER COMPREHENSIVE INCOME
     During October 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.3 million representing the effective portion of the change in fair value as of June 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized losses of $.4 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2006.
     During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2005. In accordance with SFAS 133, $.8 million representing the effective portion of the change in fair value for the six months ended June 30, 2005, net of tax, was recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material for the six months ended June 30, 2005 and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income. Realized gains of $.6 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2005.
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
     Summarized financial information concerning the Company’s reportable segments for the respective six months ended June 30 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue (b)	Revenue	Accretion (c)	(Loss) (d)	Expenditures	Assets
Eastern Region	$327.9	$(48.9)	$279.0	$22.0	$50.3	$17.7	$884.3
Central Region	404.3	(90.3)	314.0	46.8	56.0	26.7	1,126.2
Southern Region	438.3	(44.8)	393.5	36.8	74.2	39.8	904.0
Southwestern Region	191.7	(21.7)	170.0	17.8	30.0	15.5	454.4
Western Region	451.6	(90.6)	361.0	28.9	79.9	35.9	838.8
Corporate Entities (a)	(.2)	—	(.2)	2.8	(34.0)	42.6	282.0

Total	$1,813.6	$(296.3)	$1,517.3	$155.1	$256.4	$178.2	$4,489.7

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2005	Revenue	Revenue (b)	Revenue	Accretion (c)	(Loss) (d)	Expenditures	Assets
Eastern Region	$316.8	$(49.7)	$267.1	$21.6	$45.2	$26.0	$864.6
Central Region	354.8	(79.5)	275.3	38.5	50.4	27.5	1,080.9
Southern Region	393.3	(42.7)	350.6	35.3	62.7	27.2	871.1
Southwestern Region	181.7	(17.5)	164.2	11.8	30.4	11.9	469.1
Western Region	426.3	(90.5)	335.8	29.6	80.0	30.3	818.4
Corporate Entities (a)	2.8	—	2.8	2.0	(26.3)	14.5	245.1

Total	$1,675.7	$(279.9)	$1,395.8	$138.8	$242.4	$137.4	$4,349.2

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations.

(b)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion includes a net reduction in amortization expense recorded during the three months ended March 31, 2005 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(d)	During the three months ended June 30, 2005, the Company changed its methodology for allocating certain charges relating to risk and health insurance to its reportable segments. Operating income by segment for earlier periods has been reclassified to conform to this change in methodology.

     Total revenue of the Company by revenue source for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Collection:
Residential	$182.4	$167.6	$360.4	$334.2
Commercial	212.4	190.9	420.7	380.3
Industrial	166.7	151.7	323.5	288.6
Other	18.2	15.8	36.3	31.0

Total collection	579.7	526.0	1,140.9	1,034.1

Transfer and disposal	309.3	278.6	587.2	528.1
Less: Intercompany	(153.2)	(138.5)	(293.7)	(264.0)

Transfer and disposal, net	156.1	140.1	293.5	264.1

Other	44.0	52.5	82.9	97.6

Revenue	$779.8	$718.6	$1,517.3	$1,395.8

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
     The Company’s liabilities for unpaid and incurred but not reported claims at June 30, 2006 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits) were $159.4 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.

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
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	June 30,	December 31,
	2006	2005
Letters of credit	$557.6	$550.3
Surety bonds	502.7	388.7
     As of June 30, 2006, $387.5 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of June 30, 2006, surety bonds expire on various dates through 2012.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	June 30,	December 31,
	2006	2005
Restricted cash:
Financing proceeds	$146.6	$144.9
Financial guarantees	—	25.3
Other	85.9	85.1

	$232.5	$255.3

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
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 139 collection companies in 21 states. We also own or operate 95 transfer stations, 59 solid waste landfills and 33 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
     The following table reflects our revenue by source for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Collection:
Residential	$182.4	23.4%	$167.6	23.3%	$360.4	23.8%	$334.2	23.9%
Commercial	212.4	27.2	190.9	26.6	420.7	27.7	380.3	27.3
Industrial	166.7	21.4	151.7	21.1	323.5	21.3	288.6	20.7
Other	18.2	2.3	15.8	2.2	36.3	2.4	31.0	2.2

Total collection	579.7	74.3	526.0	73.2	1,140.9	75.2	1,034.1	74.1

Transfer and disposal	309.3		278.6		587.2		528.1
Less: Intercompany	(153.2)		(138.5)		(293.7)		(264.0)

Transfer and disposal, net	156.1	20.0	140.1	19.5	293.5	19.3	264.1	18.9

Other	44.0	5.7	52.5	7.3	82.9	5.5	97.6	7.0

Revenue	$779.8	100.0%	$718.6	100.0%	$1,517.3	100.0%	$1,395.8	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended June 30, 2006 and 2005, approximately 57% and 56%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     Summarized financial information concerning our reportable segments for the respective six months ended June 30, 2006 and 2005 is shown in the following table:

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2006	Revenue	Accretion	(Loss)	Margin
Eastern Region	$279.0	$22.0	$50.3	18.0%
Central Region	314.0	46.8	56.0	17.8
Southern Region	393.5	36.8	74.2	18.9
Southwestern Region	170.0	17.8	30.0	17.6
Western Region	361.0	28.9	79.9	22.1
Corporate Entities	(.2)	2.8	(34.0)	—

Total	$1,517.3	$155.1	$256.4	16.9

		Depreciation,	SFAS 143
		Amortization,	Adjustments to
		Depletion and	Amortization	Depreciation,
		Accretion Before	Expense for Changes	Amortization,	Operating
	Net	SFAS 143	in Estimates and	Depletion and	Income	Operating
2005	Revenue	Adjustments	Assumptions (a)	Accretion	(Loss)	Margin
Eastern Region	$267.1	$21.7	$(.1)	$21.6	$45.2	16.9%
Central Region	275.3	39.5	(1.0)	38.5	50.4	18.3
Southern Region	350.6	36.3	(1.0)	35.3	62.7	17.9
Southwestern Region	164.2	16.0	(4.2)	11.8	30.4	18.5
Western Region	335.8	29.2	.4	29.6	80.0	23.8
Corporate Entities	2.8	2.0	—	2.0	(26.3)	—

Total	$1,395.8	$144.7	$(5.9)	$138.8	$242.4	17.4

(a)	During the three months ended March 31, 2005, we completed a review of our landfill asset retirement obligations in accordance with SFAS 143 and recorded a reduction of $5.9 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future capping, closure and post-closure activities. We intend to conduct our future annual reviews of our landfill asset retirement obligations during the fourth quarter of each year.
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

relatively mild winter. Operating margins decreased because of higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005 partially offset by an increase in revenue during 2006.
•	Our operations in the Southern Region benefited from price and volume growth in our collection and landfill lines of business. Operating margins increased because of an increase in revenue arising from favorable economic conditions partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	In our Southwestern Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business partially offset by the sale of our remediation and heavy construction services business during the fourth quarter of 2005. The decrease in operating margins from 2005 to 2006 is attributable to adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	In our Western Region, revenue increased due to price increases in our collection and landfill lines of business. Operating margins decreased from 2005 to 2006 because of higher fuel and landfill operating expenses partially offset by an increase in revenue during 2006.

•	The increase in operating costs for Corporate Entities from 2005 to 2006 is primarily due to the expansion of our business.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the six months ended June 30, 2006 and 2005. The aggregate purchase price we paid in these transactions was $3.3 million and $2.5 million in cash, respectively. In addition, during the six months ended June 30, 2005, we entered into a $53.9 million capital lease related to a landfill.
     We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of approximately $29.1 million during 2005. We recorded a gain in 2005 of $3.3 million on the divestiture.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $70.8 million, or $.52 per diluted share, for the three months ended June 30, 2006, as compared to $64.4 million, or $.44 per diluted share, for the three months ended June 30, 2005. Our net income was $135.4 million, or $.98 per diluted share, for the six months ended June 30, 2006, as compared to $129.9 million, or $.88 per diluted share, for the six months ended June 30, 2005.
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), we recorded $1.2 million and $3.9 million of incremental equity-based compensation expense during the three and six months ended June 30, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). See Note 8, Employee Benefit Plans, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     The following table summarizes our costs and expenses for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Revenue	$779.8	100.0%	$718.6	100.0%	$1,517.3	100.0%	$1,395.8	100.0%
Cost of operations	492.5	63.2	451.3	62.8	948.9	62.5	870.0	62.3
Depreciation, amortization and depletion of property and equipment	72.7	9.3	68.8	9.6	144.0	9.5	128.2	9.2
Amortization of intangible assets	1.7	.2	1.9	.2	3.5	.2	3.6	.2
Accretion	3.8	.5	3.5	.5	7.6	.5	7.0	.5
Selling, general and administrative expenses	75.1	9.6	70.2	9.8	156.9	10.4	144.6	10.4

Operating income	$134.0	17.2%	$122.9	17.1%	$256.4	16.9%	$242.4	17.4%

     Revenue. Revenue was $779.8 million and $718.6 million for the three months ended June 30, 2006 and 2005, respectively, an increase of 8.5%. Revenue was $1,517.3 million and $1,395.8 million for the six months ended June 30, 2006 and 2005, respectively, an increase of 8.7%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Core price	3.3%	2.6%	3.2%	2.4%
Fuel surcharges	1.5	.5	1.4	.5
Environmental fees	.3	—	.4	—
Recycling commodities	(.2)	.1	(.4)	.2

Total price	4.9	3.2	4.6	3.1

Core volume (a)	3.7	2.4	4.3	2.4
Non-core volume	(.1)	.2	—	.1

Total volume	3.6	2.6	4.3	2.5

Total internal growth	8.5	5.8	8.9	5.6

Acquisitions, net of divestitures	(.1)	(.6)	(.3)	.1

Taxes (b)	.1	—	.1	—

Total revenue growth	8.5%	5.2%	8.7%	5.7%

(a)	Core volume growth for the three months ended June 30, 2006 includes 1.1% associated with hauling waste from the city of Toronto to our landfill in Michigan. This hauling service is provided to the city at a rate that approximates our cost.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the three and six months ended June 30, 2006, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2006. During the three and six months ended June 30, 2006, we experienced core volume growth in our residential collection, commercial collection, industrial collection and landfill businesses.
     Cost of Operations. Cost of operations was $492.5 million and $948.9 million for the three and six months ended June 30, 2006, versus $451.3 million and $870.0 million for the comparable 2005 periods. Cost of operations as a percentage of revenue was 63.2% and 62.5% for the three and six months ended June 30, 2006, versus 62.8% and 62.3% for the comparable 2005 periods. The increase in cost of operations in aggregate dollars is primarily a result of the expansion of our business through internal growth.

     The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2006 and 2005 in millions of dollars and as a percentage of our revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Subcontractor, disposal and third-party fees	$188.1	24.1%	$177.9	24.8%	$355.0	23.4%	$335.2	24.0%
Labor and benefits	147.1	18.9	138.0	19.2	291.5	19.2	271.7	19.4
Maintenance and operating	115.8	14.9	97.8	13.6	222.8	14.7	189.5	13.6
Insurance and other	41.5	5.3	37.6	5.2	79.6	5.2	73.6	5.3

Total	$492.5	63.2%	$451.3	62.8%	$948.9	62.5%	$870.0	62.3%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three and six months ended June 30, 2006 versus the comparable 2005 periods is primarily due to higher revenue resulting from improved pricing.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. The decrease in such expenses as a percentage of revenue for the three and six months ended June 30, 2006 versus the comparable 2005 periods is primarily due to higher revenue resulting from improved pricing and productivity improvements in our commercial and industrial collection lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the three and six months ended June 30, 2006 versus the comparable 2005 periods is primarily due to increases in fuel and landfill operating costs. The cost of fuel as a percentage of revenue increased by 1.1% and 1.0% during the three and six months ended June 30, 2006 versus the comparable 2005 periods, respectively.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance and utilities. These costs as a percentage of revenue for the three and six months ended June 30, 2006 versus the comparable 2005 periods remained relatively consistent.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to those of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $72.7 million and $144.0 million for the three and six months ended June 30, 2006, versus $68.8 million and $128.2 million for the comparable 2005 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.3% and 9.5% for the three and six months ended June 30, 2006, versus 9.6% and 9.2% for the comparable 2005 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The decrease in such expenses as a percentage of revenue for the three month periods presented is primarily due to an increase in revenue. The increase in such expenses as a percentage of revenue for the six month periods presented is due to a reduction in landfill amortization expense of $5.9 million that we recorded during the first quarter of 2005 related to the annual review of our calculations with respect to landfill asset retirement obligations.
     Amortization of Intangible and Other Assets. Expenses for amortization of intangible and other assets were $1.7 million and $3.5 million for the three and six months ended June 30, 2006, versus $1.9 million and $3.6 million for the comparable 2005 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and six months ended June 30, 2006 and 2005.

     Accretion Expense. Accretion expense was $3.8 million and $7.6 million for the three and six months ended June 30, 2006, versus $3.5 million and $7.0 million for the comparable 2005 periods. Accretion expense as a percentage of revenue was .5% for the three and six months ended June 30, 2006 and 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $75.1 million and $156.9 million for the three and six months ended June 30, 2006, versus $70.2 million and $144.6 million for the comparable 2005 periods. Selling, general and administrative expenses as a percentage of revenue were 9.6% and 10.4% for the three and six months ended June 30, 2006, versus 9.8% and 10.4% for the comparable 2005 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The decrease in such expenses as a percentage of revenue for the three month periods presented is due to an increase in revenue during the three months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenue for the six month periods presented remained consistent. The 2005 period includes approximately $3.0 million of costs incurred associated with the exchange of unsecured notes. During the six months ended June 30, 2006, we incurred $3.9 million of incremental costs associated with our adoption of SFAS 123(R). We also incurred additional costs associated with our 401(k) plan due to an increase in the employer matching contribution percentage and an increase in bad debt expense. These increases in costs as a percentage of revenue during the six months ended June 30, 2006 were partially offset by an increase in revenue. We believe selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2006 will be at or slightly below 10 percent.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $24.3 million and $46.4 million for the three and six months ended June 30, 2006, versus $20.9 million and $40.8 million for the comparable 2005 periods. The increase in interest expense during the three and six months ended June 30, 2006 versus the comparable 2005 periods is due to increases in debt balances and short-term interest rates.
     Capitalized interest was $.6 million and $.9 million for the three and six months ended June 30, 2006, versus $.3 million and $.5 million for the comparable 2005 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $4.5 million and $8.4 million for the three and six months ended June 30, 2006, versus $1.9 million and $7.9 million for the comparable 2005 periods.
     Income Taxes. The provision for income taxes was $43.4 million and $83.0 million for the three and six months ended June 30, 2006, versus $39.5 million and $79.6 million for the comparable 2005 periods. Our effective income tax rate was 38% for the three and six months ended June 30, 2006 and 2005. Income taxes have been provided based upon our anticipated annual effective tax rate.
Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2006:

	Balance as of			Changes in	Balance as of
	December 31,	Permits	Airspace	Engineering	June 30,
	2005	Granted	Consumed	Estimates	2006
Permitted airspace:
Cubic yards (in millions)	1,577.7	56.6	(22.2)	6.4	1,618.5
Number of sites	59	—			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	(52.5)	—	(.6)	124.6
Number of sites	9	(1)			8

Total available airspace:
Cubic yards (in millions)	1,755.4	4.1	(22.2)	5.8	1,743.1

Number of sites	59				59

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2006, total available airspace decreased by 12.3 million cubic yards primarily due to airspace consumed partially offset by changes in engineering estimates.
     As of June 30, 2006, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2006, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of June 30, 2006, eight of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eight landfills have an estimated remaining average site life of 29 years, including the probable expansion airspace. The average estimated remaining life of all of our landfills is 28 years.
Final Capping, Closure and Post-Closure Costs
     As of June 30, 2006, accrued final capping, closure and post-closure costs were $256.7 million. The current portion of these costs of $25.0 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $231.7 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the six months ended June 30, 2006 (in millions):

				Non-Cash
				Additions
	Balance as of			for Asset	Additions	Transfers
	December 31,	Capital		Retirement	Charged to	and Other	Balance as of
	2005	Additions	Retirements	Obligations	Expense	Adjustments	June 30, 2006
Non-depletable landfill land	$51.6	$.6	$—	$—	$—	$—	$52.2
Landfill development costs	1,630.0	.1	(3.3)	11.6	—	18.0	1,656.4
Construction in progress — landfill	55.8	41.7	—	—	—	(17.6)	79.9
Accumulated depletion and amortization	(829.3)	—	3.3	—	(54.7)	—	(880.7)

Net investment in landfill land and development costs	$908.1	$42.4	$—	$11.6	$(54.7)	$.4	$907.8

     The following table reflects our future expected investment in our landfills as of June 30, 2006 (in millions):

		Expected	Total
	Balance as of	Future	Expected
	June 30, 2006	Investment	Investment
Non-depletable landfill land	$52.2	$—	$52.2
Landfill development costs	1,656.4	1,653.5	3,309.9
Construction in progress — landfill	79.9	—	79.9
Accumulated depletion and amortization	(880.7)	—	(880.7)

Net investment in landfill land and development costs	$907.8	$1,653.5	$2,561.3

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Number of landfills owned or operated	59	59

Net investment, excluding non-depletable land (in millions)	$855.6	$826.2
Total estimated available disposal capacity (in millions of cubic yards)	1,743.1	1,765.6

Net investment per cubic yard	$.49	$.47

Landfill depletion and amortization expense (in millions)	$54.7	$46.7
Accretion expense (in millions)	7.6	7.0

	62.3	53.7
Airspace consumed (in millions of cubic yards)	22.2	21.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.81	$2.52

     The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2005 to 2006 is primarily due to a $5.9 million reduction in landfill amortization expense we recorded during the first quarter of 2005 related to the annual review of our calculations with respect to landfill asset retirement obligations in connection with SFAS 143.
     During the six months ended June 30, 2006 and 2005, our weighted average compaction rate, which is based on historical data, was approximately 1,500 pounds per cubic yard.
     As of June 30, 2006, we expect to spend an estimated additional $1,653.5 million on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.44 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.
     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. No material amounts were charged to expense during the six months ended June 30, 2006 and 2005.
Financial Condition
     At June 30, 2006, we had $30.7 million of cash and cash equivalents. We also had $232.5 million of restricted cash deposits, including $146.6 million of restricted cash held for capital expenditures under certain debt facilities.
     In June 2005, we entered into a new $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of June 30, 2006, we had $197.5 million available under the credit facility.
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
     At June 30, 2006, we had $674.5 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market rates and have maturities ranging from 2006 to 2037. As of June 30, 2006, we had $146.6 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2006 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	11.6	—	—
Accretion expense	—	7.6	—	—
Other additions charged to expense	4.5	—	—	82.1
Payments or usage	(3.6)	(2.0)	(.7)	(81.3)

Balance, June 30, 2006	18.2	256.7	49.6	159.4
Less: Current portion	(18.2)	(25.0)	(2.4)	(58.3)

Long-term portion	$—	$231.7	$47.2	$101.1

     Our expense related to our allowance for doubtful accounts as a percentage of revenue for the six months ended June 30, 2006 was .3%. As of June 30, 2006, accounts receivable were $302.1 million, net of allowance for doubtful accounts of $18.2 million, resulting in days sales outstanding of 35, or 22 days net of deferred revenue. In addition, at June 30, 2006, our accounts receivable in excess of 90 days old totaled $17.8 million, or 5.6% of gross receivables outstanding.

Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2006 (in millions):

	Gross Property and Equipment
					Non-Cash Additions
	Balance as of			Acquisitions,	for Asset	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	And Other	June 30,
	2005	Additions	Retirements	Divestitures	Obligations	Adjustments	2006
Other land	$100.9	$.4	$(.9)	$.5	$—	$—	$100.9
Non-depletable landfill land	51.6	.6	—	—	—	—	52.2
Landfill development costs	1,630.0	.1	(3.3)	—	11.6	18.0	1,656.4
Vehicles and equipment	1,746.8	128.0	(40.3)	(1.5)	—	.6	1,833.6
Buildings and improvements	287.1	1.5	(.5)	.7	—	10.5	299.3
Construction in progress — landfill	55.8	41.7	—	—	—	(17.6)	79.9
Construction in progress — other	18.0	5.9	—	—	—	(11.5)	12.4

Total	$3,890.2	$178.2	$(45.0)	$(.3)	$11.6	$—	$4,034.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	Balance as of
	December 31,	Charged to		Net of	June 30,
	2005	Expense	Retirements	Divestitures	2006
Landfill development costs	$(829.3)	$(54.7)	$3.3	$—	$(880.7)
Vehicles and equipment	(865.3)	(83.4)	31.9	2.3	(914.5)
Buildings and improvements	(80.3)	(5.9)	.2	—	(86.0)

Total	$(1,774.9)	$(144.0)	$35.4	$2.3	$(1,881.2)

Liquidity and Capital Resources
     The major components of changes in cash flows for the six months ended June 30, 2006 and 2005 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $146.8 million and $335.1 million for the six months ended June 30, 2006 and 2005, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable. Additionally, during the six months ended June 30, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $146.6 million and $58.5 million for the six months ended June 30, 2006 and 2005, respectively, and consists primarily of cash used for capital additions in 2006 and 2005, cash provided by restricted cash and marketable securities in 2006 and 2005, and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $178.2 million and $137.4 million for the six months ended June 30, 2006 and 2005, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2006 and 2005 was $101.3 million and $387.8 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises, and payments of cash dividends.
     From 2000 through the period ended June 30, 2006, our board of directors authorized the repurchase of up to $1,800.0 million of our common stock. As of June 30, 2006, we paid $1,634.6 million to repurchase 59.6 million shares of our common stock, of which $325.8 million was paid during the six months ended June 30, 2006 to repurchase 8.1 million shares of our common stock.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Ratings
     Our company has received investment grade credit ratings. As of June 30, 2006, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Fuel Hedge
     In October 2005, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, the effective portion of the change in fair value as of June 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During March 2005, we entered into option agreements related to forecasted diesel fuel purchases. The option agreements settled each month in equal notional amounts through December 31, 2005. In accordance with SFAS 133, the ineffective portion of the change in fair value for the six months ended June 30, 2005 was not material and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three and six months ended June 30, 2006 is calculated as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cash provided by operating activities	$142.6	$146.8
Purchases of property and equipment	(87.7)	(178.2)
Proceeds from sales of property and equipment	1.1	8.6

Free cash flow	$56.0	$(22.8)

     Free cash flow for the six months ended June 30, 2006 was negative because of an $83.0 million federal tax payment for 2005 that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina, and because of payments made during the six months ended June 30, 2006 for capital and other expenditures incurred in 2005.
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
New Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, we will adopt the Interpretation effective January 1, 2007. We are currently in the process of evaluating the effects of this new accounting standard. The impact of the Interpretation on our financial statements is not currently known or reasonably estimable.
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
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There were no material changes during the second quarter 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares (or	Paid per	as Part of Publicly	the Plans or
	Units)	Share (or	Announced Plans	Programs
Period	Purchased	Unit)	or Programs	(in millions)
Month #1
(April 1, — April 30, 2006)	765,400	$42.93	765,400	$317.7

Month #2
(May 1, — May 31, 2006)	2,520,100	41.91	2,520,100	212.1

Month #3
(June 1, — June 30, 2006)	1,179,200	39.58	1,179,200	165.4

Total	4,464,700	$41.49	4,464,700	$165.4

     The share purchases reflected in the table above were made pursuant to our $500.0 million repurchase program and our $275.0 million repurchase program approved by our board of directors in April 2005 and January 2006, respectively. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $165.4 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 11, 2006 we held our annual stockholders meeting. The holders of 124,256,449 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
James E. O’Connor	121,414,653	2,841,796
Harris W. Hudson	121,537,681	2,718,768
John W. Croghan	119,780,653	4,475,796
W. Lee Nutter	118,714,069	5,542,380
Ramon A. Rodriguez	119,789,541	4,466,908
Allan C. Sorensen	119,787,917	4,468,532
Michael W. Wickham	119,795,539	4,460,910
     Our stockholders also ratified the appointment of Ernst & Young LLP as our independent Registered Public Accounting Firm for the 2006 fiscal year:

Votes Cast For	Votes Against	Abstentions
122,693,820	1,521,779	40,850

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Date: August 4, 2006