Form 10-Q
period 2006-09-30
REPUBLIC SERVICES INC
filed 2006-11-08
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
     Large accelerated filer   ☒                    Accelerated filer   ☐                    Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     On October 31, 2006, the registrant had outstanding 130,482,957 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49.3	$131.8
Accounts receivable, less allowance for doubtful accounts of $19.4 and $17.3, respectively	311.5	280.0
Prepaid expenses and other current assets	56.0	61.6
Deferred tax assets	10.9	8.9

Total Current Assets	427.7	482.3

RESTRICTED CASH AND MARKETABLE SECURITIES	208.3	255.3
PROPERTY AND EQUIPMENT, NET	2,147.3	2,115.3
GOODWILL, NET	1,562.2	1,563.8
INTANGIBLE ASSETS, NET	22.9	27.0
OTHER ASSETS	120.5	106.8

	$4,488.9	$4,550.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$125.8	$176.1
Accrued liabilities	163.1	163.7
Deferred revenue	107.7	99.3
Notes payable and current maturities of long-term debt	2.8	3.0
Federal income taxes payable	24.5	113.4
Other current liabilities	122.6	111.5

Total Current Liabilities	546.5	667.0

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,664.8	1,472.1
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	277.8	259.7
DEFERRED INCOME TAXES	400.9	390.0
OTHER LIABILITIES	164.6	155.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 193,191,857 and 190,119,521 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,601.1	1,509.1
Deferred compensation	—	(1.1)
Retained earnings	1,556.5	1,402.8
Treasury stock, at cost (61,924,984 and 51,516,900 shares, respectively)	(1,726.5)	(1,308.8)
Accumulated other comprehensive income, net of tax	1.3	1.9

Total Stockholders’ Equity	1,434.3	1,605.8

	$4,488.9	$4,550.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE	$787.1	$730.0	$2,304.4	$2,125.8
EXPENSES:
Cost of operations	493.2	462.9	1,442.1	1,332.9
Depreciation, amortization and depletion	76.9	72.2	224.4	204.0
Accretion	4.0	3.7	11.6	10.7
Selling, general and administrative	79.6	71.8	236.5	216.4

OPERATING INCOME	133.4	119.4	389.8	361.8
INTEREST EXPENSE	(25.1)	(20.0)	(71.5)	(60.8)
INTEREST INCOME	4.8	3.4	11.9	8.1
OTHER INCOME (EXPENSE), NET	3.3	.1	4.6	3.3

INCOME BEFORE INCOME TAXES	116.4	102.9	334.8	312.4
PROVISION FOR INCOME TAXES	39.1	39.1	122.1	118.7

NET INCOME	$77.3	$63.8	$212.7	$193.7

BASIC EARNINGS PER SHARE	$.59	$.46	$1.58	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	131.7	140.0	134.7	143.6

DILUTED EARNINGS PER SHARE	$.58	$.45	$1.56	$1.32

WEIGHTED AVERAGE COMMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	133.1	142.6	136.5	146.3

CASH DIVIDENDS PER COMMON SHARE	$.16	$.14	$.44	$.38

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2005	138.6	$1.9	$1,508.0	$1,402.8	$(1,308.8)	$1.9
Net income	—	—	—	212.7	—	—	$212.7
Cash dividends declared	—	—	—	(59.0)	—	—	—
Issuances of common stock	3.1	—	85.1	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.4	—	—	—	—
Compensation expense for stock options	—	—	3.6	—	—	—	—
Purchases of common stock for treasury	(10.4)	—	—	—	(417.7)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	(.6)	(.6)

Total comprehensive income	—	—	—	—	—	—	$212.1

BALANCE AT SEPTEMBER 30, 2006	131.3	$1.9	$1,601.1	$1,556.5	$(1,726.5)	$1.3

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30,
	2006	2005
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$212.7	$193.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	134.7	123.4
Landfill depletion and amortization	84.4	75.2
Amortization of intangible and other assets	5.3	5.4
Accretion	11.6	10.7
Stock option compensation expense	3.6	—
Restricted stock and deferred stock unit compensation expense	4.4	2.5
Deferred tax provision	13.6	32.4
Provision for doubtful accounts	7.0	5.5
Income tax benefit from stock option exercises	9.7	16.2
(Gains) losses, net on sales of businesses	(.9)	(3.4)
Other non-cash items	(6.0)	.3
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(38.4)	(32.0)
Prepaid expenses and other assets	(9.0)	(14.4)
Accounts payable and accrued liabilities	(54.7)	9.1
Federal income taxes payable	(88.9)	58.5
Other liabilities	11.7	10.6

	300.8	493.7

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(242.1)	(250.0)
Proceeds from sales of property and equipment	17.5	8.5
Cash used in business acquisitions, net of cash acquired	(2.2)	(7.1)
Cash proceeds from business dispositions, net of cash disposed	3.8	29.6
Change in amounts due and contingent payments to former owners	(.4)	(2.8)
Change in restricted cash	47.3	71.2
Change in restricted marketable securities	(.3)	38.7

	(176.4)	(111.9)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	327.0	40.7
Payment of premium to exchange notes payable	—	(27.6)
Payments of notes payable and long-term debt	(134.2)	(43.7)
Issuances of common stock	63.9	44.4
Excess income tax benefit from stock option exercises	11.5	—
Purchases of common stock for treasury	(417.7)	(450.7)
Cash dividends	(57.4)	(52.6)

	(206.9)	(489.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(82.5)	(107.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131.8	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49.3	$33.8

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
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), the Company recorded $1.2 million and $5.1 million of incremental equity-based compensation expense during the three and nine months ended September 30, 2006, respectively. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). (For further information, see Note 8, Employee Benefit Plans.)
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company will adopt the Interpretation effective January 1, 2007. The cumulative effect of adopting the Interpretation will be recorded in retained earnings and other accounts as applicable. The Company is currently in the process of evaluating the effects of this new accounting standard. The impact of the Interpretation on the Company’s financial statements is not currently known or reasonably estimable.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently in the process of assessing the provisions of SFAS 157 and determining how this framework for measuring fair value will affect its current accounting policies and procedures and its financial statements. The Company has not determined whether the adoption of SFAS 157 will have a material impact on its Consolidated Financial Statements.
     There are no other new accounting pronouncements that are significant to the Company.

     Certain amounts in the 2005 Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.
2.	LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	September 30,	December 31,
	2006	2005
Landfill final capping, closure and post-closure liabilities	$263.0	$239.5
Remediation	47.8	50.3
Legal costs	1.7	2.0

	312.5	291.8
Less: Current portion (included in other current liabilities)	(34.7)	(32.1)

Long-term portion	$277.8	$259.7

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
Total Available Disposal Capacity
     As of September 30, 2006, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.1% for the nine months ended September 30, 2006 and 2005, based upon the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the nine months ended September 30, 2006 and 2005:

	Nine Months
	Ended September 30,
	2006	2005
Asset retirement obligation liability, beginning of year	$239.5	$216.8
Non-cash asset additions	17.3	15.4
Revisions in estimates of future cash flows	.8	(5.7)
Acquisitions during the period	—	3.3
Amounts settled during the period	(6.2)	(4.8)
Accretion expense	11.6	10.7

Asset retirement obligation liability, end of period	263.0	235.7
Less: Current portion (included in other current liabilities)	(21.5)	(10.6)

Long-term portion	$241.5	$225.1

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $9.1 million at September 30, 2006 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
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

     During the three months ended September 30, 2006, the Company charged $4.5 million to income for remediation costs. No other significant amounts were charged to income for remediation costs during the nine months ended September 30, 2006 and 2005.
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
Environmental Claims, Litigation and Assessments
     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Expenses for environmental claims, litigation and assessments are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated. No significant amounts were charged to expense during the nine months ended September 30, 2006 and 2005.
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $1.7 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

     A summary of property and equipment is as follows:

	September 30,	December 31,
	2006	2005
Other land	$106.2	$100.9
Non-depletable landfill land	52.2	51.6
Landfill development costs	1,670.4	1,630.0
Vehicles and equipment	1,846.5	1,746.8
Buildings and improvements	300.7	287.1
Construction-in-progress — landfill	96.8	55.8
Construction-in-progress — other	16.4	18.0

	4,089.2	3,890.2

Less: Accumulated depreciation, depletion and amortization — Landfill development costs	(910.9)	(829.3)
Vehicles and equipment	(942.4)	(865.3)
Buildings and improvements	(88.6)	(80.3)

	(1,941.9)	(1,774.9)

Property and equipment, net	$2,147.3	$2,115.3

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
     The Company acquired various solid waste businesses during the nine months ended September 30, 2006 and 2005. The aggregate purchase price paid for these transactions was $2.2 million and $7.1 million, respectively. In addition, during the nine months ended September 30, 2005, the Company entered into a $53.9 million capital lease related to a landfill. The businesses acquired during the nine months ended September 30, 2006 did not materially impact the Company’s results of operations for the nine months ended September 30, 2006 or 2005 on a pro forma basis.
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
     The following table summarizes the activity in intangible assets and the related accumulated amortization accounts for the nine months ended September 30, 2006 and 2005:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	(.9)	.1	(.8)
Divestitures	(.8)	—	(.8)
Other additions	—	.1	.1

Balance, September 30, 2006	$1,703.9	$57.0	$1,760.9

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(4.3)	(4.3)
Divestitures	.1	—	.1

Balance, September 30, 2006	$(141.7)	$(34.1)	$(175.8)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	2.9	1.7	4.6
Divestitures	(16.4)	—	(16.4)
Other additions	—	.6	.6

Balance, September 30, 2005	$1,692.6	$56.5	$1,749.1

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(4.4)	(4.4)
Divestitures	1.5	—	1.5

Balance, September 30, 2005	$(141.9)	$(28.4)	$(170.3)

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

6.	DEBT
     Notes payable and long-term debt are as follows:

	September 30,	December 31,
	2006	2005
$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.5 million and $1.7 million, and including $6.1 million and $5.5 million of adjustments to fair market value related to the interest rate swap as of September 30, 2006 and December 31, 2005, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	442.4	442.8
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.2 million and $27.4 million as of September 30, 2006 and December 31, 2005, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.3	248.1
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2010	165.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2006 to 2037	674.5	645.4
Other debt; unsecured and secured by real property, equipment and other assets	38.1	39.5

	1,667.6	1,475.1
Less: Current portion	(2.8)	(3.0)

Long-term portion	$1,664.8	$1,472.1

     In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. As of September 30, 2006, the Company had $165.0 million of LIBOR-based borrowings and $399.7 million of letters of credit outstanding under the revolving credit facility, leaving $185.3 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At September 30, 2006, the Company was in compliance with the financial covenants under these agreements.
     As of September 30, 2006, the Company had $208.0 million of restricted cash, of which $87.0 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as financial guarantees of the Company’s performance.
     Interest paid was approximately $78.5 million (net of capitalized interest of $1.7 million) and $65.8 million (net of capitalized interest of $1.2 million) for the nine months ended September 30, 2006 and 2005, respectively.
     During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
     Other debt includes a $36.5 million capital lease liability as of September 30, 2006 related to a landfill that the Company began operating in May 2005.
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
     As of September 30, 2006, the interest rate swap agreement is reflected at a fair market value of $6.1 million and is included in other liabilities and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2006 and 2005, the Company recorded net interest expense of $1.7 million and net interest income of $1.2 million, respectively, related to its interest rate swap agreement which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7.	INCOME TAXES
     Income taxes have been provided for the nine months ended September 30, 2006 and 2005 based upon the Company’s anticipated annual effective income tax rate. Income tax expense for the three and nine months ended September 30, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000. Income taxes paid (net of refunds received) were $174.6 million and $5.6 million for the nine months ended September 30, 2006 and 2005, respectively. Approximately $83.0 million of income taxes paid during the nine months ended September 30, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
8.	EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of September 30, 2006, there were 3.3 million shares reserved for future grants under the Stock Incentive Plan.
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

     A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2006	8.2	$21.94
Granted	.9	39.03
Exercised (a)	(2.9)	21.18

Outstanding at September 30, 2006	6.2	$24.81

Exercisable at September 30, 2006(b)	5.3	$22.38

(a)	The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $55.7 million.

(b)	Stock options exercisable as of September 30, 2006 have a weighted-average contractual term remaining of 5.6 years and an aggregate intrinsic value of $94.5 million based on the market value of the Company’s common stock as of September 30, 2006.
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
     Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were reported as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $11.5 million of excess tax benefits as cash flows from financing activities for the nine months ended September 30, 2006. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
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

     The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 was $9.35 per option and was calculated using the following weighted-average assumptions:

Nine Months Ended
September 30, 2006
Expected volatility (a)	26.7%
Risk-free interest rate	4.6%
Dividend yield	1.4%
Expected life	4.2 years
Contractual life	7 years
Estimated forfeiture rate	5.0%

(a)	Expected volatility is based on the Company’s historical stock prices over the contractual term of the options.
     As a result of adopting SFAS 123(R), the charge to income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2006 for stock options granted in 2006 was $3.6 million and $2.2 million, respectively. The impact of adopting SFAS 123(R) for stock options on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $.02 per share.
     The previously disclosed pro forma effects of recognizing the estimated fair value of equity-based compensation for the three and nine months ended September 30, 2005 are presented below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$63.8	$193.7
Adjustments to net earnings for:
Equity-based compensation expense included in net income, net of tax	.4	1.5
Pro forma equity-based employee compensation expense pursuant to SFAS 123, net of tax	(2.8)	(8.4)

Net income, pro forma	$61.4	$186.8

Basic earnings per share -
As reported	$.46	$1.35

Pro forma	$.44	$1.30

Diluted earnings per share -
As reported	$.45	$1.32

Pro forma	$.43	$1.28

Assumptions -
Expected volatility	30%	30%
Risk-free interest rate	3.6%	3.6%
Dividend yield	1.6%	1.6%
Expected life	5 years	5 years
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

     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the nine months ended September 30, 2006 and 2005, compensation expense related to stock units and restricted stock of $4.4 million and $2.5 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. The compensation expense for restricted stock recorded during the nine months ended September 30, 2006 includes $1.5 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R). No other stock units or restricted stock were granted during the nine months ended September 30, 2006.
     A summary of deferred stock unit and restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value
	(in thousands)	per Share
Unissued at January 1, 2006	165	$29.38
Granted	109	39.02
Vested and issued	(82)	28.81

Unissued at September 30, 2006	192	$35.12

Vested and unissued at September 30, 2006	71	$32.62

9.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through September 30, 2006, the Board of Directors authorized the repurchase of up to $1,800.0 million of the Company’s common stock. As of September 30, 2006, the Company had paid $1,726.5 million to repurchase 61.9 million shares of its common stock of which 10.4 million shares were acquired during the nine months ended September 30, 2006 for $417.7 million. In October 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $250.0 million of its common stock.
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004, to $.14 per share in the third quarter of 2005 and to $.16 per share in the third quarter of 2006. In July 2006, the Company paid a dividend of $18.7 million to stockholders of record as of July 3, 2006. As of September 30, 2006, the Company recorded a dividend payable of $21.1 million to stockholders of record at the close of business on October 2, 2006. In October 2006, the Company’s Board of Directors declared a regular quarterly dividend of $.16 per share payable to stockholders of record as of January 2, 2007.
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

     Earnings per share for the three and nine months ended September 30, 2006 and 2005 is calculated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$77,300	$63,800	$212,700	$193,700

Denominator:
Denominator for basic earnings per share	131,659	140,032	134,732	143,574
Effect of dilutive securities — Options to purchase common stock	1,449	2,608	1,724	2,741
Unvested restricted stock awards	1	8	3	8

Denominator for diluted earnings per share	133,109	142,648	136,459	146,323

Basic earnings per share	$.59	$.46	$1.58	$1.35

Diluted earnings per share	$.58	$.45	$1.56	$1.32

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	909	—	915	3
Weighted-average exercise price	$39.03	$—	$39.01	$33.88
10.	OTHER COMPREHENSIVE INCOME
     During September 2006, the Company entered into a new option agreement related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. This option agreement commences on October 2, 2006 and settles each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, $.9 million representing the effective portion of the change in fair value as of September 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2006.
     During October 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.2 million representing the effective portion of the change in fair value as of September 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized losses of $.1 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2006.
     During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2005. In accordance with SFAS 133, $.8 million representing the effective portion of the change in fair value for the nine months ended September 30, 2005, net of tax, was recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material for the nine months ended September 30, 2005 and was included in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized gains of $1.6 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2005.
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
     Summarized financial information concerning the Company’s reportable segments for the respective nine months ended September 30 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue (b)	Revenue	Accretion (c)	(Loss)	Expenditures	Assets
Eastern Region	$500.0	$(74.3)	$425.7	$33.3	$70.8	$28.1	$886.9
Central Region	615.2	(137.1)	478.1	70.0	83.4	47.4	1,122.1
Southern Region	665.0	(67.6)	597.4	55.5	113.7	52.9	907.3
Southwestern Region	285.2	(32.8)	252.4	26.6	43.8	19.6	450.8
Western Region	686.5	(135.7)	550.8	46.4	128.1	56.4	851.1
Corporate Entities (a)	—	—	—	4.2	(50.0)	37.7	270.7

Total	$2,751.9	$(447.5)	$2,304.4	$236.0	$389.8	$242.1	$4,488.9

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2005	Revenue	Revenue (b)	Revenue	Accretion (c)	(Loss)	Expenditures	Assets
Eastern Region	$482.4	$(75.6)	$406.8	$33.1	$67.7	$58.5	$876.3
Central Region	545.1	(122.0)	423.1	59.2	78.8	50.4	1,093.8
Southern Region	600.0	(65.5)	534.5	54.1	90.8	58.7	895.4
Southwestern Region	270.2	(27.6)	242.6	20.6	42.0	19.9	469.0
Western Region	652.0	(136.1)	515.9	44.7	122.2	52.0	837.2
Corporate Entities (a)	2.9	—	2.9	3.0	(39.7)	10.5	193.7

Total	$2,552.6	$(426.8)	$2,125.8	$214.7	$361.8	$250.0	$4,365.4

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations.

(b)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion includes a net reduction in amortization expense recorded during the three months ended March 31, 2005 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

     Total revenue of the Company by revenue source for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Collection:
Residential	$186.9	$172.0	$547.3	$506.3
Commercial	218.3	196.6	639.0	576.9
Industrial	168.5	157.4	492.0	446.1
Other	18.4	16.1	54.7	46.9

Total collection	592.1	542.1	1,733.0	1,576.2

Transfer and disposal	305.6	292.4	892.8	833.6
Less: Intercompany	(149.9)	(145.5)	(443.6)	(422.6)

Transfer and disposal, net	155.7	146.9	449.2	411.0
Other	39.3	41.0	122.2	138.6

Revenue	$787.1	$730.0	$2,304.4	$2,125.8

12.	COMMITMENTS AND CONTINGENCIES
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
     The Company’s liabilities for unpaid and incurred but not reported claims at September 30, 2006 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits) were $156.2 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.

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
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	September 30,	December 31,
	2006	2005
Letters of credit	$585.0	$550.3
Surety bonds	424.4	388.7
     As of September 30, 2006, $399.7 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of September 30, 2006, surety bonds expire on various dates through 2014.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	September 30,	December 31,
	2006	2005
Restricted cash:
Financing proceeds	$87.0	$144.9
Financial guarantees	—	25.3
Other	121.0	85.1

	208.0	255.3
Restricted marketable securities:
Other	.3	—

	$208.3	$255.3

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
     The Company is subject to various federal, state and local tax rules and regulations. The Company’s compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in the Company’s tax filings. As such, the Company may have additional tax liabilities if, upon audit, any positions taken are disallowed by taxing authorities.
     The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 2001 through 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 138 collection companies in 21 states. We also own or operate 94 transfer stations, 59 solid waste landfills and 33 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
     The following table reflects our revenue by source for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Collection:
Residential	$186.9	23.8%	$172.0	23.6%	$547.3	23.8%	$506.3	23.8%
Commercial	218.3	27.7	196.6	26.9	639.0	27.7	576.9	27.2
Industrial	168.5	21.4	157.4	21.6	492.0	21.3	446.1	21.0
Other	18.4	2.3	16.1	2.2	54.7	2.4	46.9	2.2

Total collection	592.1	75.2	542.1	74.3	1,733.0	75.2	1,576.2	74.2

Transfer and disposal	305.6		292.4		892.8		833.6
Less: Intercompany	(149.9)		(145.5)		(443.6)		(422.6)

Transfer and disposal, net	155.7	19.8	146.9	20.1	449.2	19.5	411.0	19.3

Other	39.3	5.0	41.0	5.6	122.2	5.3	138.6	6.5

Revenue	$787.1	100.0%	$730.0	100.0%	$2,304.4	100.0%	$2,125.8	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended September 30, 2006 and 2005, approximately 56% of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     Summarized financial information concerning our reportable segments for the respective nine months ended September 30, 2006 and 2005 is shown in the following table:

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2006	Revenue	Accretion	(Loss)	Margin
Eastern Region	$425.7	$33.3	$70.8	16.6%
Central Region	478.1	70.0	83.4	17.4
Southern Region	597.4	55.5	113.7	19.0
Southwestern Region	252.4	26.6	43.8	17.4
Western Region	550.8	46.4	128.1	23.3
Corporate Entities	—	4.2	(50.0)	—

Total	$2,304.4	$236.0	$389.8	16.9

		Depreciation,	SFAS 143
		Amortization,	Adjustments to
		Depletion and	Amortization	Depreciation,
		Accretion Before	Expense for Changes	Amortization,	Operating
	Net	SFAS 143	in Estimates and	Depletion and	Income	Operating
2005	Revenue	Adjustments	Assumptions (a)	Accretion	(Loss)	Margin
Eastern Region	$406.8	$33.2	$(.1)	$33.1	$67.7	16.6%
Central Region	423.1	60.2	(1.0)	59.2	78.8	18.6
Southern Region	534.5	55.2	(1.1)	54.1	90.8	17.0
Southwestern Region	242.6	24.9	(4.3)	20.6	42.0	17.3
Western Region	515.9	44.1	.6	44.7	122.2	23.7
Corporate Entities	2.9	3.0	—	3.0	(39.7)	—

Total	$2,125.8	$220.6	$(5.9)	$214.7	$361.8	17.0

(a)	During the three months ended March 31, 2005, we completed a review of our landfill asset retirement obligations in accordance with SFAS 143 and recorded a reduction of $5.9 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future capping, closure and post-closure activities. We intend to conduct our future annual reviews of our landfill asset retirement obligations during the fourth quarter of each year.
     Our operations are managed and reviewed through five Regions that we designate as our reportable segments. From 2005 to 2006, operating income increased in all of our Regions due to the successful execution of our pricing strategy.
•	Revenue in our Eastern Region increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and due to increased volume in our industrial collection and landfill businesses. This increase in revenue was partially offset by the sale of our operations in western New York during the three months ended March 31, 2005. Operating margins remained constant from 2005 to 2006. The increase in operating margins associated with higher revenue was offset by higher fuel and landfill operating costs.

•	In our Central Region, revenue increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and volume growth in our landfill line of business arising from favorable economic conditions. Operating margins decreased because of higher fuel costs, an increase in landfill amortization resulting from higher costs and adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005, partially offset by an increase in revenue during 2006.

•	Our operations in the Southern Region benefited from price and volume growth in our collection and landfill lines of business. Operating margins increased because of an increase in revenue arising from favorable economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	In our Southwestern Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business, partially offset by the sale of our remediation and heavy construction services business during the fourth quarter of 2005. The increase in operating margins from 2005 to 2006 is attributable to an increase in revenue arising from improving economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143 recorded during the three months ended March 31, 2005.

•	In our Western Region, revenue increased due to price increases in our collection and landfill lines of business. Operating margins decreased from 2005 to 2006 because of higher fuel and labor costs partially offset by an increase in revenue during 2006.

•	The increase in operating costs for Corporate Entities from 2005 to 2006 is primarily due to the expansion of our business.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the nine months ended September 30, 2006 and 2005. The aggregate purchase price we paid in these transactions was $2.2 million and $7.1 million in cash, respectively. In addition, during the nine months ended September 30, 2005, we entered into a $53.9 million capital lease related to a landfill.
     We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of approximately $29.1 million during 2005. We recorded a gain in 2005 of $3.3 million on the divestiture.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $77.3 million, or $.58 per diluted share, for the three months ended September 30, 2006, as compared to $63.8 million, or $.45 per diluted share, for the three months ended September 30, 2005. Our net income was $212.7 million, or $1.56 per diluted share, for the nine months ended September 30, 2006, as compared to $193.7 million, or $1.32 per diluted share, for the nine months ended September 30, 2005.
     During the three months ended September 30, 2006, we recorded a $5.1 million net income tax benefit in our provision for income taxes. This benefit relates to the resolution of various income tax matters including the effective completion of federal tax audits for the years 1998 through 2000.
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), we recorded $1.2 million and $5.1 million of incremental equity-based compensation expense during the three and nine months ended September 30, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). See Note 8, Employee Benefit Plans, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     The following table summarizes our costs and expenses for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Revenue	$787.1	100.0%	$730.0	100.0%	$2,304.4	100.0%	$2,125.8	100.0%
Cost of operations	493.2	62.7	462.9	63.4	1,442.1	62.6	1,332.9	62.7
Depreciation, amortization and depletion of property and equipment	75.1	9.6	70.4	9.6	219.1	9.5	198.6	9.3
Amortization of intangible assets	1.8	.2	1.8	.3	5.3	.2	5.4	.3
Accretion	4.0	.5	3.7	.5	11.6	.5	10.7	.5
Selling, general and administrative expenses	79.6	10.1	71.8	9.8	236.5	10.3	216.4	10.2

Operating income	$133.4	16.9%	$119.4	16.4%	$389.8	16.9%	$361.8	17.0%

     Revenue. Revenue was $787.1 million and $730.0 million for the three months ended September 30, 2006 and 2005, respectively, an increase of 7.8%. Revenue was $2,304.4 million and $2,125.8 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of 8.4%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Core price	3.8%	3.0%	3.4%	2.6%
Fuel surcharges	1.4	.8	1.4	.6
Environmental fees	.3	.3	.3	.1
Recycling commodities	—	.1	(.3)	.2

Total price	5.5	4.2	4.8	3.5

Core volume (a)	1.9	1.8	3.5	2.2
Non-core volume	.1	(1.0)	.1	(.3)

Total volume	2.0	.8	3.6	1.9

Total internal growth	7.5	5.0	8.4	5.4

Acquisitions, net of divestitures	.2	(.7)	(.1)	(.2)

Taxes (b)	.1	—	.1	—

Total revenue growth	7.8%	4.3%	8.4%	5.2%

(a)	Core volume growth for the three and nine months ended September 30, 2006 includes .9% and .7%, respectively, associated with hauling waste from the City of Toronto to one of our landfills in Michigan. This hauling service is provided to the City at a rate that approximates our cost.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the three and nine months ended September 30, 2006, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit during the fourth quarter of 2006. During the three and nine months ended September 30, 2006, we experienced core volume growth in our residential collection, commercial collection, industrial collection and landfill businesses.
     Cost of Operations. Cost of operations was $493.2 million and $1,442.1 million for the three and nine months ended September 30, 2006, versus $462.9 million and $1,332.9 for the comparable 2005 periods. Cost of operations as a percentage of revenue was 62.7% and 62.6% for the three and nine months ended September 30, 2006, versus 63.4% and 62.7% for the comparable 2005 periods. The increase in cost of operations in aggregate dollars is primarily a result of the expansion of our business through internal growth.

     The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2006 and 2005 in millions of dollars and as a percentage of our revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Subcontractor, disposal and third-party fees	$189.3	24.1%	$175.5	24.1%	$544.3	23.6%	$510.7	24.0%
Labor and benefits	149.6	19.0	145.3	19.9	441.1	19.2	417.0	19.6
Maintenance and operating	118.1	15.0	106.1	14.5	340.9	14.8	295.6	13.9
Insurance and other	36.2	4.6	36.0	4.9	115.8	5.0	109.6	5.2

Total	$493.2	62.7%	$462.9	63.4%	$1,442.1	62.6%	$1,332.9	62.7%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the nine months ended September 30, 2006 versus the comparable 2005 period is primarily due to higher revenue resulting from improved pricing.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. The decrease in such expenses as a percentage of revenue for the three and nine months ended September 30, 2006 versus the comparable 2005 periods is primarily due to higher revenue resulting from improved pricing and productivity improvements in our commercial and industrial collection lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the three and nine months ended September 30, 2006 versus the comparable 2005 periods is primarily due to increases in fuel and landfill operating costs. The cost of fuel as a percentage of revenue increased by .5% and .8% during the three and nine months ended September 30, 2006 versus the comparable 2005 periods, respectively.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The decrease in such expenses as a percentage of revenue for the three and nine months ended September 30, 2006 versus the comparable 2005 periods is primarily due to favorable claims development.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $75.1 million and $219.1 million for the three and nine months ended September 30, 2006, versus $70.4 million and $198.6 million for the comparable 2005 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.6% and 9.5% for the three and nine months ended September 30, 2006, versus 9.6% and 9.3% for the comparable 2005 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue for the nine month periods presented is due to a reduction in landfill amortization expense of $5.9 million that we recorded during the first quarter of 2005 related to the review of our calculations with respect to landfill asset retirement obligations.
     Amortization of Intangible and Other Assets. Expenses for amortization of intangible and other assets were $1.8 million and $5.3 million for the three and nine months ended September 30, 2006, versus $1.8 million and $5.4 million for the comparable 2005 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and nine months ended September 30, 2006, versus .3% for the comparable 2005 periods. The decrease in amortization of intangible and other assets as a percentage of revenue for the 2006 periods presented compared to the 2005 periods is due to an increase in revenue during 2006.
     Accretion Expense. Accretion expense was $4.0 million and $11.6 million for the three and nine months ended September 30, 2006, versus $3.7 million and $10.7 million for the comparable 2005 periods. Accretion expense as a percentage of revenue was .5% for the three and nine months ended September 30, 2006 and 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $79.6 million and $236.5 million for the three and nine months ended September 30, 2006, versus $71.8 million and $216.4 million for the comparable 2005 periods. Selling, general and administrative expenses as a percentage of revenue were 10.1% and 10.3% for the three and nine months ended September 30, 2006, versus 9.8% and 10.2% for the comparable 2005 periods. The increase in such expenses in aggregate dollars is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue for the three month periods presented is due to incremental costs associated with our adoption of SFAS 123(R), additional costs associated with our 401(k) plan resulting from an increase in the employers matching contribution percentage and an increase in other incentive compensation. Selling, general and administrative expenses as a percentage of revenue for the nine month periods presented remained relatively consistent. During the nine months ended September 30, 2005, we incurred approximately $3.0 million of costs associated with the exchange of unsecured notes. During the nine months ended September 30, 2006, we incurred $5.1 million of incremental costs associated with our adoption of SFAS 123(R). We also incurred additional costs in 2006 associated with our 401(k) plan due to an increase in the employer matching contribution percentage and an increase in bad debt expense. These increases in costs as a percentage of revenue during the nine months ended September 30, 2006 were partially offset by an increase in revenue. We believe selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2006 will be approximately 10 percent.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $25.1 million and $71.5 million for the three and nine months ended September 30, 2006, versus $20.0 million and $60.8 million for the comparable 2005 periods. The increase in interest expense during the three and nine months ended September 30, 2006 versus the comparable 2005 periods is due to increases in debt balances and short-term interest rates.
     Capitalized interest was $.8 million and $1.7 million for the three and nine months ended September 30, 2006, versus $.7 million and $1.2 million for the comparable 2005 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $8.1 million and $16.5 million for the three and nine months ended September 30, 2006, versus $3.5 million and $11.4 million for the comparable 2005 periods. During the three months ended September 30, 2006, we recognized a gain on the sale of surplus property.
     Income Taxes. The provision for income taxes was $39.1 million and $122.1 million for the three and nine months ended September 30, 2006, versus $39.1 million and $118.7 million for the comparable 2005 periods. Our effective income tax rate was 33.6% and 36.5% for the three and nine months ended September 30, 2006 versus 38% for the comparable 2005 periods. Income taxes have been provided based upon our anticipated annual effective tax rate. Income tax expense for the three and nine months ended September 30, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000.

Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2006:

	Balance as of			Changes in	Balance as of
	December 31,	Permits	Airspace	Engineering	September 30,
	2005	Granted	Consumed	Estimates	2006
Permitted airspace:
Cubic yards (in millions)	1,577.7	56.6	(33.2)	6.4	1,607.5
Number of sites	59	—			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	(52.5)	—	(.6)	124.6
Number of sites	9	(1)			8

Total available airspace:
Cubic yards (in millions)	1,755.4	4.1	(33.2)	5.8	1,732.1

Number of sites	59				59

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2006, total available airspace decreased by 23.3 million cubic yards primarily due to airspace consumed partially offset by permits granted and changes in engineering estimates.
     As of September 30, 2006, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2006, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of September 30, 2006, eight of our landfills meet the criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eight landfills have an estimated remaining average site life of 29 years, including the probable expansion airspace. The average estimated remaining life of all of our landfills is 28 years. Probable expansion airspace represents 7.2% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
     As of September 30, 2006, accrued final capping, closure and post-closure costs were $263.0 million. The current portion of these costs of $21.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $241.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills
     The following table reflects changes in our investment in landfills for the nine months ended September 30, 2006 (in millions):

				Non-Cash
				Additions
	Balance as of			for Asset	Additions	Revisions in	Transfers	Balance as of
	December 31,	Capital		Retirement	Charged to	Estimates of Future	and Other	September 30,
	2005	Additions	Retirements	Obligations	Expense	Cash Flows	Adjustments	2006
Non-depletable landfill land	$51.6	$.6	$—	$—	$—	$—	$—	$52.2
Landfill development costs	1,630.0	.2	(3.3)	17.3	—	.8	25.4	1,670.4
Construction in progress — landfill	55.8	65.5	—	—	—	—	(24.5)	96.8
Accumulated depletion and amortization	(829.3)	—	3.3	—	(84.4)	—	(.5)	(910.9)

Net investment in landfill land and development costs	$908.1	$66.3	$—	$17.3	$(84.4)	$.8	$.4	$908.5

     The following table reflects our future expected investment in our landfills as of September 30, 2006 (in millions):

	Balance as of	Expected	Total
	September 30,	Future	Expected
	2006	Investment	Investment
Non-depletable landfill land	$52.2	$—	$52.2
Landfill development costs	1,670.4	1,629.6	3,300.0
Construction in progress — landfill	96.8	—	96.8
Accumulated depletion and amortization	(910.9)	—	(910.9)

Net investment in landfill land and development costs	$908.5	$1,629.6	$2,538.1

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Number of landfills owned or operated	59	59

Net investment, excluding non-depletable land (in millions)	$856.3	$852.3
Total estimated available disposal capacity (in millions of cubic yards)	1,732.1	1,766.0

Net investment per cubic yard	$.49	$.48

Landfill depletion and amortization expense (in millions)	$84.4	$75.2
Accretion expense (in millions)	11.6	10.7

	96.0	85.9
Airspace consumed (in millions of cubic yards)	33.2	32.7

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.89	$2.63

     The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2005 to 2006 is primarily due to a $5.9 million reduction in landfill amortization expense we recorded during the first quarter of 2005 related to the review of our calculations with respect to landfill asset retirement obligations in connection with SFAS 143.
     During the nine months ended September 30, 2006 and 2005, our weighted average compaction rate, which is based on historical data, was approximately 1,500 pounds per cubic yard.
     As of September 30, 2006, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.44 per cubic yard, is used in determining our depletion and amortization expense based upon airspace consumed using the units-of-consumption method.
     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We also accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. During the three months ended September 30, 2006, we charged $4.5 million to income for remediation costs. No other significant amounts were charged to expense during the nine months ended September 30, 2006 and 2005.
Financial Condition
     At September 30, 2006, we had $49.3 million of cash and cash equivalents. We also had $208.3 million of restricted cash deposits and marketable securities, including $87.0 million of restricted cash held for capital expenditures under certain debt facilities.
     In June 2005, we entered into a new $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of September 30, 2006, we had $185.3 million available under the credit facility.
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
     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into an interest rate swap agreement with investment grade-rated financial institutions. Our outstanding swap agreement has a total notional value of $210.0 million and requires our company to pay interest at a floating rate based upon changes in LIBOR and receive interest at a fixed rate of 6.75%. Our swap agreement matures in August 2011.
     At September 30, 2006, we had $674.5 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market rates and have maturities ranging from 2006 to 2037. As of September 30, 2006, we had $87.0 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.

Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2006 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	17.3	—	—
Accretion expense	—	11.6	—	—
Revisions in estimates of future cash flows	—	.8	—	—
Other additions charged to expense	7.0	—	4.5	121.1
Payments or usage	(4.9)	(6.2)	(7.0)	(123.5)

Balance, September 30, 2006	19.4	263.0	47.8	156.2
Less: Current portion	(19.4)	(21.5)	(11.5)	(60.2)

Long-term portion	$—	$241.5	$36.3	$96.0

     Our expense related to our allowance for doubtful accounts as a percentage of revenue for the nine months ended September 30, 2006 was .3%. As of September 30, 2006, accounts receivable were $311.5 million, net of allowance for doubtful accounts of $19.4 million, resulting in days sales outstanding of 35, or 23 days net of deferred revenue. In addition, at September 30, 2006, our accounts receivable in excess of 90 days old totaled $20.5 million, or 6.2% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2006 (in millions):

	Gross Property and Equipment
					Non-Cash Additions
	Balance as of			Acquisitions,	for Asset	Revisions in	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Estimates of Future	And Other	September 30,
	2005	Additions	Retirements	Divestitures	Obligations	Cash Flows	Adjustments	2006
Other land	$100.9	$5.9	$(1.1)	$.5	$—	$—	$—	$106.2
Non-depletable landfill land	51.6	.6	—	—	—	—	—	52.2
Landfill development costs	1,630.0	.2	(3.3)	—	17.3	.8	25.4	1,670.4
Vehicles and equipment	1,746.8	156.4	(55.9)	(1.5)	—	—	.7	1,846.5
Buildings and improvements	287.1	1.8	(1.2)	.8	—	—	12.2	300.7
Construction in progress — landfill	55.8	65.5	—	—	—	—	(24.5)	96.8
Construction in progress — other	18.0	11.7	—	—	—	—	(13.3)	16.4

Total	$3,890.2	$242.1	$(61.5)	$(.2)	$17.3	$.8	$.5	$4,089.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,		Balance as of
	December 31,	Charged to		Net of	Transfers and Other	September 30,
	2005	Expense	Retirements	Divestitures	Adjustments	2006
Landfill development costs	$(829.3)	$(84.4)	$3.3	$—	$(.5)	$(910.9)
Vehicles and equipment	(865.3)	(126.0)	46.6	2.3	—	(942.4)
Buildings and improvements	(80.3)	(8.7)	.4	—	—	(88.6)

Total	$(1,774.9)	$(219.1)	$50.3	$2.3	$(.5)	$(1,941.9)

Liquidity and Capital Resources
     The major components of changes in cash flows for the nine months ended September 30, 2006 and 2005 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $300.8 million and $493.7 million for the nine months ended September 30, 2006 and 2005, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable. Additionally, during the nine months ended

September 30, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $176.4 million and $111.9 million for the nine months ended September 30, 2006 and 2005, respectively, and consists primarily of cash used for capital additions in 2006 and 2005, cash provided by restricted cash in 2006 and 2005, and cash provided by marketable securities and the disposition of our operations in western New York in 2005. Capital additions were $242.1 million and $250.0 million for the nine months ended September 30, 2006 and 2005, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2006 and 2005 was $206.9 million and $489.5 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises, and payments of cash dividends.
     From 2000 through the period ended September 30, 2006, our board of directors authorized the repurchase of up to $1,800.0 million of our common stock. As of September 30, 2006, we had paid $1,726.5 million to repurchase 61.9 million shares of our common stock, of which $417.7 million was paid during the nine months ended September 30, 2006 to repurchase 10.4 million shares of our common stock.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of September 30, 2006, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Fuel Hedges
     During September 2006, we entered into a new option agreement related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commence on October 2, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of September 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During October 2005, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, the effective portion of the change in fair value as of September 30, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During March 2005, we entered into option agreements related to forecasted diesel fuel purchases. The option agreements settled each month in equal notional amounts through December 31, 2005. In accordance with SFAS 133, the ineffective portion of the change in fair value for the nine months ended September 30, 2005 was not material and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.

Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with Generally Accepted Accounting Principles in the United States, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three and nine months ended September 30, 2006 is calculated as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cash provided by operating activities	$154.0	$300.8
Purchases of property and equipment	(63.9)	(242.1)
Proceeds from sales of property and equipment	8.9	17.5

Free cash flow	$99.0	$76.2

     Free cash flow for the nine months ended September 30, 2006 was negatively impacted because of an $83.0 million federal tax payment for 2005 that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina, and because of payments made during the nine months ended September 30, 2006 for capital and other expenditures incurred in 2005.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, we will adopt the Interpretation effective January 1, 2007. The cumulative effect of adopting the Interpretation will be recorded in retained earnings and other accounts as applicable. We are currently in the process of evaluating the effects of this new accounting standard. The impact of the Interpretation on our financial statements is not currently known or reasonably estimable.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for our company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market-sensitive financial instruments consist primarily of variable rate debt and interest rate swaps. Therefore, our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt as well as interest rate swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There were no material changes during the third quarter 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
		(b)	Shares (or Units)	Shares (or Units)
	(a) Total	Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly	Purchased Under the
	Shares or Units)	Share (or	Announced Plans or	Plans or Programs
Period	Purchased	Unit)	Programs	(in millions)
Month #1
(July 1, — July 31, 2006)	1,526,500	$39.80	1,526,500	$104.6

Month #2
(August 1, — August 31, 2006)	625,000	38.79	625,000	80.3

Month #3
(September 1, — September 30, 2006)	179,084	38.10	179,084	73.5

Total	2,330,584	$39.40	2,330,584	$73.5

     The share purchases reflected in the table above were made pursuant to our $275.0 million repurchase program approved by our board of directors in January 2006. In October 2006, the Company’s board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing and new repurchase programs up to an aggregate of $323.5 million.

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

Date: November 7, 2006