Form 10-K
period 2006-12-31
REPUBLIC SERVICES INC
filed 2007-02-23
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

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

As of June 30, 2006, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $5,365,464,598.

As of February 14, 2007, the registrant had outstanding 129,113,345 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 135 collection companies in 21 states. We also own or operate 93 transfer stations, 59 solid waste landfills and 33 recycling facilities.

As of December 31, 2006, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our operating segments.

We had revenue of $3,070.6 million and $2,863.9 million and operating income of $519.5 million and $477.2 million for the years ended December 31, 2006 and 2005, respectively. The $206.7 million, or 7.2%, increase in revenue and the $42.3 million, or 8.9%, increase in operating income from 2005 to 2006 is primarily attributable to the successful execution of our operating and growth strategies described below.

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

We continue to focus on enhancing shareholder value by implementing our financial, operating and growth strategies as described below.

We were incorporated as a Delaware corporation in 1996.

Industry Overview

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $47 billion, of which approximately 54% is generated by publicly owned waste companies, 19% is generated by privately held waste companies, and 27% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly owned companies’ total revenue. However, according to industry data, the non-hazardous waste industry in the United States remains highly fragmented as privately held companies and municipal and other local governmental authorities generate approximately 46% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new households and business formation.

The solid waste industry experienced a period of rapid consolidation in the late 1990s. During that time we were able to grow significantly through acquisitions. However, acquisitions in the industry have slowed considerably since late 1999. Despite this, we believe that the opportunity to grow through acquisitions still exists, albeit at a slower pace than has been previously experienced, as a result of the following factors:

Subtitle D Regulation.  Subtitle D of the Resource Conservation and Recovery Act of 1976, as currently in effect, and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate a landfill and other solid waste facilities. Many of the smaller participants in our industry have found these costs difficult, if not impossible, to bear. Large publicly owned companies, like our company, have greater access to, and a lower cost of, the capital necessary to finance such increased capital expenditures and costs relative to many of the privately owned companies in the industry. Additionally, the required permits for landfill development, expansion and construction have become more difficult, time-consuming and costly to acquire. Consequently, many smaller, independent operators have decided to either close their operations or sell them to larger operators that have greater access to capital.

Integration of Solid Waste Businesses.  By being able to control the waste stream in a market through the collection, transfer and disposal process, integrated solid waste companies gain a further competitive advantage over non-integrated operators. The ability of the integrated companies to both collect and dispose of solid waste, coupled with access to significant capital resources necessary for acquisitions, has created an environment in which large publicly owned, integrated companies can operate more cost effectively and competitively than non-integrated operators.

Municipal Privatization.  The trend toward consolidation in the solid waste services industry is further supported by the gradual privatization of municiple waste disposal operations. Privatization of municipal waste operations is often an attractive alternative to funding the changes required by Subtitle D.

These developments, as well as the fact that there are a limited number of viable exit strategies for many of the owners and principals of numerous privately held companies in the industry, have contributed to the overall consolidation trend in the solid waste industry.

Financial Strategy

Key components of our financial strategy include our ability to generate free cash flow and sustain or improve our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with U.S. generally accepted accounting principles, is cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of shareholder value and provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment. It also demonstrates our ability to execute our financial strategy. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow and maintaining and improving returns on invested capital.

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

We have used and will continue to use our cash flow to maximize shareholder value as well as our return on investment. This includes the following:

•	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure a high level of service to our customers.

•	Internal Growth

Volume Growth.  Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business.

Price Growth.  Growth through price increases is the most cost-effective means of expanding our business. Price increases also allow us to recover historical and current year increases in operating costs which ultimately enhances our operating margins.

•	Market Rationalization. We have and will continue to focus on further strengthening our business platform and improving our business integration. We will also continue to develop and implement strategies that improve the performance of our locations and lines of business that are performing below our company average. To achieve these objectives, we will continue to pursue strategic acquisitions that augment our existing business platform. In addition, we will continue to evaluate opportunities to divest of businesses in markets that have limited potential for vertical integration or inadequate returns on invested capital.

•	Share Repurchases. If we are unable to identify opportunities that satisfy our growth strategy, we intend to continue to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2006, we had repurchased a total of 63.7 million shares, or approximately 36% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $1,800.8 million. From 2000 through 2006, our board of directors authorized the repurchase of $2,050.0 million of the company’s common stock, of which $249.2 million remained available at December 31, 2006. We believe that our share repurchase program will continue to enhance shareholder value.

•	Dividends. In July 2003, our board of directors initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004, to $.14 per share in the third quarter of 2005 and to $.16 per share in the third quarter of 2006. In January 2007, our board of directors approved a 3-for-2 stock split effective on March 16, 2007 for stockholders of record on March 5, 2007. After giving effect to the 3-for-2 stock split, our quarterly cash dividend will be $.1067 per share. We may consider increasing our quarterly cash dividend if we believe it will enhance shareholder value.

•	Minimize Borrowings. To the extent that the opportunities to enhance shareholder value mentioned above are not available, we also intend to continue to use our free cash flow to minimize our borrowings.

Another key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us to secure favorable financing. This has also allowed us, and will continue to allow us, to readily access capital markets.

For certain risks related to our financial strategy, see Item 1A., “Risk Factors.”

Operating Strategy

We seek to leverage existing assets and revenue growth to increase operating margins and enhance shareholder value. Our operating strategy for accomplishing this goal includes the following:

•	utilize the extensive industry knowledge and experience of our executive management team,

•	utilize a decentralized management structure in overseeing day-to-day operations,

•	integrate waste operations,

•	improve operating margins through economies of scale, cost efficiencies and asset utilization,

•	achieve high levels of customer satisfaction, and

•	utilize business information systems to improve consistency in financial and operational performance.

For certain risks related to our operating strategy, see Item 1A., “Risk Factors.”

•	Experienced Executive Management Team. We believe that we have one of the most experienced executive management teams in the solid waste industry.

James E. O’Connor, who has served as our Chief Executive Officer since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has over 32 years of experience in the solid waste industry.

Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 26 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, Inc., including Vice President of the Mid-Atlantic Region from 1992 to 1999.

The other corporate officers with responsibility for our operations have an average of over 25 years of management experience in the solid waste industry. Our five regional vice presidents and our 23 area presidents have an average of 24 years of experience in the industry.

In addition, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering in 1998, has over 42 years of experience in the solid waste industry, including 11 years with Waste Management, Inc. and 19 years with private waste collection companies.

•	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. Each regional management team includes a vice president, controller, sales manager, maintenance manager and an operations manager. We believe that our strong regional management teams allow us to more effectively and efficiently drive our company’s initiatives and help ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for our area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

•	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2006, approximately 56% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions and development of landfills and transfer stations, we may be able to reduce our disposal costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs at approximately 10% of revenue, which we feel is appropriate given our existing business platform. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet, we have instituted a grid productivity program which allows us to benchmark the performance of all of our drivers. In our larger markets, we also use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be reduced.

•	High Levels of Customer Satisfaction. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

•	Utilize Systems to Improve Consistency in Financial and Operational Performance. We continue to focus on systems and training initiatives that complement our operating strategy. These initiatives include contact management, billing, productivity, maintenance, general ledger and human resource systems. These systems provide us with detailed information, prepared in a consistent manner, that allows us to quickly analyze and act upon trends in our business.

For certain risks related to our operating strategy, see Item 1A., “Risk Factors.”

Growth Strategy

Our growth strategy focuses on increasing revenue, gaining market share and enhancing shareholder value through internal growth and acquisitions. For certain risks related to our growth strategy, see Item 1A., “Risk Factors.”

•	Internal Growth. Our internal growth strategy focuses on retaining existing customers and obtaining commercial, municipal and industrial customers through our well-managed sales and marketing activities.

Pricing Activities.  We seek to secure price increases necessary to offset increased costs. During 2006, we continued to secure broad-based price increases across all lines of our business to offset various escalating capital and operating costs, including fuel. Price increases will remain a major component of our overall future operating strategy.

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

Sales and Marketing Activities.  We seek to manage our sales and marketing activities to enable our company to capitalize on our leading position in many of the markets in which we operate. We currently have approximately 500 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a contact management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

Development Activities.  We seek to identify opportunities to further our position as an integrated service provider in markets where we provide services for a portion of the waste stream. Where appropriate, we seek to obtain permits to build transfer stations and/or landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

•	Acquisition Growth. During the late 1990s, the solid waste industry experienced a period of rapid consolidation. We were able to grow significantly through acquisitions during this period. However, the rate of consolidation in the industry has slowed considerably. Despite this, we continue to look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses on privately held solid waste companies and municipal and other local governmental authorities. We believe that our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately held companies’ owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, which occurs for many of the same reasons that privately held companies sell their solid waste businesses. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. In sum, our acquisition growth strategy focuses on the following:

•	acquiring businesses that position our company for growth in existing and new markets,

•	acquiring well-managed companies and, when appropriate, retaining local management, and

•	acquiring operations and facilities from municipalities that are privatizing and publicly owned companies that are divesting of assets.

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

For certain risks involved with our acquisition growth strategy, see Item 1A., “Risk Factors — We may be unable to execute our acquisition growth strategy,” “— We may be unable to manage our growth effectively,” and “— Businesses we acquire may have undisclosed liabilities.”

Operations

Our operations primarily consist of the collection, transfer and disposal of non-hazardous solid waste.

Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers in 21 states through 135 collection companies. In 2006, 75.5% of our revenue was derived from collection services. Within the collection line of business, 31.7% of our revenue is from services provided to municipal and residential customers, 37.1% is from services provided to commercial customers, and 31.2% is from services provided to industrial and other customers.

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

In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by considerations such as the following:

•	market factors,

•	collection frequency,

•	type of equipment furnished,

•	the type and volume or weight of the waste collected,

•	the distance to the disposal facility, and

•	the cost of disposal.

We rent waste containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms generally ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and the home building sectors. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

Also, we currently provide recycling services in certain markets primarily to comply with local laws or obligations under our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

Transfer and Disposal Services.  We own or operate 93 transfer stations. We deposit waste at these transfer stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. As of December 31, 2006, we owned or operated 59 landfills, which had 9,707 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See Item 2., “Properties.”

Most of our existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills, although no assurances can be made that all proposed or future expansions will be permitted as designed.

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

We provided remediation and other heavy construction services primarily through our subsidiary located in Missouri. We sold this subsidiary during the fourth quarter of 2005 because it did not complement our core business strategy.

We also have a Texas-based compost, mulch and soil business at which yard, mill and other waste is processed, packaged and sold as various products.

Sales and Marketing

We seek to provide quality services that will enable our company to maintain high levels of customer satisfaction. We derive our business from a broad customer base, which we believe will enable our company to experience stable growth. We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.

We employ approximately 500 sales and marketing employees. Our sales and marketing strategy is to provide high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

Most of our marketing activity is local in nature. However, we also provide a corporate accounts program in response to the needs of some of our customers.

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

Competition in the non-hazardous solid waste industry comes from a few large, national publicly owned companies, including Waste Management, Inc. and Allied Waste Industries, Inc., several regional publicly and privately owned solid waste companies, and thousands of small privately owned companies. Some of our competitors have significantly larger operations and may have significantly greater financial resources than we do. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. This may have an impact on our future revenue and profitability.

In each market in which we own or operate a landfill, we compete for landfill business on the basis of disposal costs, geographic location and quality of operations. Our ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of waste, such as yard waste, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect our ability to operate our landfills at their full capacity and/or affect the prices that we can charge for landfill disposal services. In addition, most of the states in which we operate landfills have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are generally required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, and/or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, public and occupational health and safety agencies and authorities administer these regulations, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

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

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit to the U.S. EPA a permit program designed to implement Subtitle D regulations by April 9, 1993. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Our failure to comply with the environmental requirements of federal, state and local authorities at any of our locations may lead to temporary or permanent loss of an operating permit.

All of our planned landfill expansions and new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these regulations. Compliance with Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.

(2) The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.  CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes” but can also be based upon the existence of small quantities of more than 700 “substances” characterized by the U.S. EPA as “hazardous,” many of which may be found in common household waste.

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

Liability under CERCLA is not dependent on the intentional disposal of hazardous waste. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if our landfills have never knowingly received hazardous waste as such, it is possible that one or more hazardous substances may have been deposited or “released” at our landfills or at other properties which we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition or results of operations.

(3) The Federal Water Pollution Control Act of 1972, as amended.  This Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under this Act require a permit for certain construction activities and discharges from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under this Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects wetlands must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

(4) The Clean Air Act, as amended.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the U.S. EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill is required to have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas.

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

In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These permits and approvals may be difficult and time-consuming to obtain and to operate in compliance with, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to modification, non-renewal and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for our company to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

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

Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various states have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional; however, states have also attempted to distinguish proposed laws from those involved in and implicated by that ruling. In response to these Supreme Court rulings, the U.S. Congress has considered passing legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect our operations.

We have established liabilities for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA and adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our liabilities recorded for such landfill and environmental expenditures are adequate. However, environmental laws may change, and there can be no assurance that our recorded liabilities will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or the identification of adverse environmental conditions previously unknown to us.

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

Employees

As of December 31, 2006, we employed approximately 13,000 full-time employees, approximately 3,500 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

Compensation

We believe that our compensation program effectively aligns our field and corporate management team with the company’s overall goal of generating increasing amounts of free cash flow while achieving targeted earnings and returns on invested capital. This is done by utilizing simple and measurable metrics on which incentive pay is based. At the field level, these metrics are based on free cash flow, earnings and return on invested capital for each manager’s geographic area of responsibility. Great effort is taken to ensure that these goals agree with the overall goals of the company. Incentive compensation at the corporate level is based on the obtainment of our company’s overall goals. In addition, certain field and corporate employees also participate in a long-term incentive program. We believe this program aligns our company’s short- and long-term goals and helps ensure that the long-term success of our company is not sacrificed for the obtainment of short-term goals.

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

In each market in which we own or operate a landfill, we compete for solid waste volume on the basis of disposal or “tipping” fees, geographic location and quality of operations. Our ability to obtain solid waste volume for our landfills may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors.

As a result of these factors, we may have difficulty competing effectively from time to time.

Economic conditions could adversely affect our business, operations and internal growth.

Previous economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing sector and the residential and non-residential construction industries. Landfill volumes attributable to manufacturing and construction activity have also been impacted. A slowdown in the economy in any of the markets we service could adversely affect volumes, pricing and operating margins in our collection, transfer and disposal operations.

An increase in the price of fuel may adversely affect our business.

Our operations are dependent on fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of vehicles and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors, increased construction and excavation costs, and increases in the costs of other petroleum-based products such as synthetic landfill liners. During 2006, 2005 and 2004, we experienced significant increases in the cost of fuel and other petroleum-based products. A portion of these increases was passed on to our customers. However, because of the competitive nature of the waste industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to a number of factors including political instability in oil-producing countries, fuel prices may continue to fluctuate significantly in 2007. A significant increase in fuel costs could adversely affect our business.

We may be unable to execute our financial strategy.

Our ability to execute our financial strategy is dependent upon our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

Our financial strategy is also dependent upon our ability to generate sufficient cash flow to reinvest in our existing business, fund our internal growth, acquire other solid waste businesses, repurchase shares of our common stock, pay dividends, minimize our borrowings and take other actions to enhance shareholder value. We cannot assure you that we will be successful in executing our broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will continue to repurchase our common stock, or that we will be able to pay cash dividends or increase the amount of our dividends.

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

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. We cannot assure you that:

•	desirable acquisition candidates exist or will be identified,

•	we will be able to acquire any of the candidates identified,

•	we will effectively consolidate companies which are acquired and fully or timely realize expected cost savings, economies of scale or business efficiencies, or

•	any acquisitions will be profitable or accretive to our earnings.

Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for solid waste businesses and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our growth prospects could be adversely affected.

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

Our financial statements are based on estimates and assumptions that may differ from actual results.

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

Compliance with environmental and other laws and regulations may impede our growth and impact our financial results.

We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning, land use and transportation. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition, results of operations or cash flows. A significant judgment or fine against our company, or our loss of significant permits or licenses due to modification, non-renewal or revocation by the issuing agency, could have a material adverse effect on our financial condition, results of operations, cash flows or growth prospects.

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

Seasonal changes or severe weather may adversely affect our business and operations.

Our operations may be adversely affected by periods of inclement or severe weather which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.

The outcome of audits by the Internal Revenue Service may adversely affect our company.

The Internal Revenue Service is auditing our consolidated tax returns for fiscal years 2001 through 2004. No assurance can be given with respect to the outcome of the audits for these periods or the effect they may have on us, or that our reserves with respect thereto are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida in leased premises. As of December 31, 2006, we operated approximately 6,200 collection vehicles. Certain of our property and equipment are subject to leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

The following table provides certain information regarding the 59 landfills owned or operated by us as of December 31, 2006:

					Unused
			Total	Permitted	Permitted
Landfill Name	Location	Region	Acreage(2)	Acreage(3)	Acreage(4)

545 Landfill	Winter Garden, Florida	Southern	80	58	—
623 Landfill	Richmond, Virginia	Eastern	332	138	73
Apex	Clark County, Nevada	Western	2,285	1,233	979
Brent Run	Montrose, Michigan	Central	544	103	35
Broadhurst Landfill	Jesup, Georgia	Southern	1,419	105	43
Carleton Farms	Detroit, Michigan	Central	664	403	183
Cedar Trail	Bartow, Florida	Southern	392	121	43
Charter Waste	Abilene, Texas	Southwestern	396	300	256
Chiquita Canyon	Valencia, California	Western	592	257	26
City of Arlington(1)	Arlington, Texas	Southwestern	746	303	49
Countywide	East Sparta, Ohio	Eastern	865	258	132
Dozit Landfill	Morganfield, Kentucky	Central	231	47	23
East Carolina Landfill	Aulander, North Carolina	Southern	740	149	67
Elk Run	Onaway, Michigan	Central	99	39	24
Epperson Landfill	Williamstown, Kentucky	Central	899	100	13
Foothills Landfill(1)	Lenior, North Carolina	Southern	358	78	45
Forest Lawn	Three Oaks, Michigan	Central	511	185	15
Front Range	Denver, Colorado	Southwestern	614	322	257
Greenville	Greenville, South Carolina	Southern	21	7	4
Highway 78	Oconee, Georgia	Southern	379	117	102
Honeygo Run	Perry Hall, Maryland	Eastern	117	78	40
Kestrel Hawk	Racine, Wisconsin	Central	218	138	8
Laughlin(1)	Laughlin, Nevada	Western	40	24	—
Mallard Ridge	Delavan, Wisconsin	Central	743	144	41
Modern	York, Pennsylvania	Eastern	742	230	16
National Serv-All	Fort Wayne, Indiana	Central	724	354	138
Nine Mile Road	St. Augustine, Florida	Southern	354	57	6
North County	Houston, Texas	Southwestern	103	31	2
Northwest Tennessee	Union City, Tennessee	Central	600	120	61
Oak Grove	Winder, Georgia	Southern	407	72	—
Ohio County Balefill(1)	Beaver Dam, Kentucky	Central	961	178	114
Pepperhill	North Charleston, South Carolina	Southern	37	26	—
Pine Grove	Amanda, Ohio	Eastern	734	112	60
Pine Ridge	Griffin, Georgia	Southern	515	196	114
Potrero	Suisan, California	Western	1,423	190	48
Presidio(1)	Presidio, Texas	Southwestern	10	10	6
Republic/Alpine(1)	Alpine, Texas	Southwestern	80	74	67
Republic/CSC	Avalon, Texas	Southwestern	719	190	98
Republic/Maloy	Campbell, Texas	Southwestern	455	189	104
San Angelo(1)	San Angelo, Texas	Southwestern	269	221	83
Savannah Regional	Savannah, Georgia	Southern	121	56	26
Seabreeze Landfill	Clute, Texas	Southwestern	866	386	212
Seagull	Avalon, California	Western	6	3	—
Southern Illinois Regional	DeSoto, Illinois	Central	425	238	120
Spring Grove	Charleston, South Carolina	Southern	238	150	111
Swiftcreek Landfill	Macon, Georgia	Southern	836	85	6
Tay-Ban	Birch Run, Michigan	Central	136	43	9
Tri-K Landfill	Stanford, Kentucky	Central	710	190	139
Union County	Cross Anchor, South Carolina	Southern	600	83	48
United Refuse	Fort Wayne, Indiana	Central	353	62	—
Upper Piedmont Environmental	Roxboro, North Carolina	Southern	976	70	25
Uwharrie Landfill(1)	Mt. Gilead, North Carolina	Southern	466	118	17
Valley View Landfill	Sulphur, Kentucky	Central	899	250	95
Vasco Road	Livermore, California	Western	548	246	46
Victory Environmental	Terre Haute, Indiana	Central	976	303	97
Wabash Valley	Wabash, Indiana	Central	393	137	40
West Contra Costa County	Contra Costa, California	Western	350	176	—
Whitefeather	Pinconning, Michigan	Central	639	57	19
Worthington	Worthington, Indiana	Central	420	97	28

Total			31,376	9,707	4,413

(1)	Operated but not owned by us.
(2)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other contiguous land owned by our company.
(3)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(4)	Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.	LEGAL PROCEEDINGS

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

Governmental agencies have previously assessed, and we have paid, fines and penalties related primarily to environmental matters at our landfill operations. As of December 31, 2006, we were involved in several matters in which we believe there is a reasonable possibility that sanctions could exceed $100,000. These matters involve allegations that we violated various federal and state regulations. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, cash flows or prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock began trading on the New York Stock Exchange on July 1, 1998.

The following table sets forth the range of the high and low sale prices of our common stock and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

2006
First Quarter	$42.73	$36.70	$.14
Second Quarter	44.21	38.62	.14
Third Quarter	41.30	37.56	.16
Fourth Quarter	43.24	39.86	.16

2005
First Quarter	$33.66	$30.11	$.12
Second Quarter	36.85	32.50	.12
Third Quarter	38.04	33.58	.14
Fourth Quarter	38.34	33.00	.14

On February 14, 2007 the last reported sale price of our common stock was $43.59.

There were approximately 93 record holders of our common stock at February 14, 2007, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In January 2007, our board of directors approved a 3-for-2 stock split effective on March 16, 2007 for stockholders of record on March 5, 2007.

In January 2007, our board of directors declared a regular quarterly dividend of $.16 per share for stockholders of record on April 3, 2007. After giving effect to the 3-for-2 stock split, the cash dividend to be paid on April 16, 2007 will be $.1067 per share. We expect to continue to pay quarterly cash dividends, and our board of directors may consider increasing our quarterly cash dividends if we believe it will enhance shareholder value.

From 2000 through 2006, our board of directors authorized the repurchase of up to $2,050.0 million of our common stock. As of December 31, 2006, we paid $1,800.8 million to repurchase 63.7 million shares of our common stock, of which 12.2 million shares were acquired during 2006 for $492.0 million. As of December 31, 2006, we had $249.2 million remaining under our share repurchase authorization.

We have the ability under our loan covenants to pay dividends and repurchase our common stock under the condition that we are in compliance with the covenants. As of December 31, 2006, we were in compliance with the financial covenants of our loan agreements.

Performance Graph

The following performance graph compares the performance of our common stock to the New York Stock Exchange Composite Index and to an index of peer companies we selected. The peer group consists of Waste Management, Inc. and Allied Waste Industries, Inc. The graph covers the period from December 31, 2001 to December 31, 2006. The graph assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2001 and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

Indexed Returns Years Ending

	Base
	Period
	December	December	December	December	December	December
	2001	2002	2003	2004	2005	2006
Company Name/Index:
Republic Services, Inc.	$100.00	$105.05	$128.36	$169.60	$192.65	$211.72
NYSE Composite Index	100.00	80.17	103.27	116.25	124.98	147.81
Peer Group	100.00	71.76	93.56	92.20	94.71	119.91

The information required by Item 201(d) of Regulation S-K will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders and is incorporated by reference herein.

Issuer Purchases of Equity Securities

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number	(b)	Purchased as Part	that May Yet Be
	of Shares	Average Price	of Publicly	Purchased Under the
	(or Units)	Paid per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in Millions)

Month #1 (October 1, — October 31, 2006)	859,300	$41.04	859,300	$288.2

Month #2 (November 1, — November 30, 2006)	610,800	42.10	610,800	262.5

Month #3 (December 1, — December 31, 2006)	319,200	41.56	319,200	249.2

Total	1,789,300	$41.49	1,789,300	$249.2

The share purchases reflected in the table above were made pursuant to our $275.0 million and our $250.0 million repurchase programs approved by our board of directors in January 2006 and October 2006, respectively. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $249.2 million.

ITEM 6.	SELECTED FINANCIAL DATA (in millions, except per share data)

The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. See Notes 1, 4 and 7 of the Notes to Consolidated Financial Statements for a discussion of basis of presentation, business combinations and stockholders’ equity and their effect on comparability of year-to-year data.

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Income Data:
Revenue	$3,070.6	$2,863.9	$2,708.1	$2,517.8	$2,365.1
Expenses:
Cost of operations	1,924.4	1,803.9	1,714.4	1,605.4	1,472.9
Depreciation, amortization and depletion	296.0	278.8	259.4	239.1	199.6
Accretion	15.7	14.5	13.7	12.7	—
Selling, general and administrative	315.0	289.5	268.3	247.9	238.7
Other income	—	—	—	—	(5.6)

Operating income	519.5	477.2	452.3	412.7	459.5
Interest expense	(95.8)	(81.0)	(76.7)	(78.0)	(77.0)
Interest income	15.8	11.4	6.9	9.5	4.3
Other income (expense), net	4.2	1.6	1.2	3.2	(.3)

Income before income taxes	443.7	409.2	383.7	347.4	386.5
Provision for income taxes	164.1	155.5	145.8	132.0	146.9

Income before cumulative effect of changes in accounting principles	279.6	253.7	237.9	215.4	239.6
Cumulative effect of changes in accounting principles	—	—	—	(37.8)	—

Net income	$279.6	$253.7	$237.9	$177.6	$239.6

Basic earnings per share:
Before cumulative effect of changes in accounting principles	$2.09	$1.78	$1.56	$1.34	$1.45
Cumulative effect of changes in accounting principles	—	—	—	(.23)	—

Basic earnings per share	$2.09	$1.78	$1.56	$1.11	$1.45

Weighted average common shares outstanding	133.6	142.4	152.8	160.3	165.4

Diluted earnings per share:
Before cumulative effect of changes in accounting principles	$2.07	$1.75	$1.53	$1.33	$1.44
Cumulative effect of changes in accounting principles	—	—	—	(.23)	—

Diluted earnings per share	$2.07	$1.75	$1.53	$1.10	$1.44

Weighted average common and common equivalent shares outstanding	135.2	145.0	155.3	162.1	166.7

Cash dividends per common share	$.60	$.52	$.36	$.12	$—

	Years Ended December 31,
	2006	2005	2004	2003	2002

Other Operating Data:
Cash flows from operating activities	$522.1	$767.5	$666.3	$600.5	$569.7
Capital expenditures	337.6	328.7	283.8	273.2	258.6
Proceeds from sales of property and equipment	18.5	10.1	5.7	9.1	14.6

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$29.1	$131.8	$141.5	$119.2	$141.5
Restricted cash and marketable securities	153.3	255.3	275.7	397.4	175.0
Total assets	4,429.4	4,550.5	4,464.6	4,554.1	4,209.1
Total debt	1,547.2	1,475.1	1,354.3	1,520.3	1,442.1
Total stockholders’ equity	1,422.1	1,605.8	1,872.5	1,904.5	1,881.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and their Notes contained in this Annual Report on Form 10-K.

Overview of Our Business

We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 135 collection companies in 21 states. We also own or operate 93 transfer stations, 59 solid waste landfills and 33 recycling facilities.

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.

The following table reflects our revenue by source for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Years Ended December 31,
	2006		2005		2004

Collection:
Residential	$734.3	23.9%	$683.6	23.9%	$655.2	24.2%
Commercial	860.1	28.0	781.1	27.3	737.9	27.2
Industrial	649.7	21.2	597.8	20.9	558.1	20.6
Other	74.3	2.4	76.6	2.6	62.2	2.3

Total collection	2,318.4	75.5	2,139.1	74.7	2,013.4	74.3

Transfer and disposal	1,182.1		1,108.6		1,031.0
Less: Intercompany	(588.6)		(560.1)		(519.8)

Transfer and disposal, net	593.5	19.3	548.5	19.1	511.2	18.9
Other	158.7	5.2	176.3	6.2	183.5	6.8

Revenue	$3,070.6	100.0%	$2,863.9	100.0%	$2,708.1	100.0%

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

The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended December 31, 2006 and 2005, approximately 56% and 57%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.

Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.

Cost and airspace estimates are developed at least annually by engineers. These estimates are used by our operating and accounting personnel to adjust our rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates, changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.

Summarized financial information concerning our reportable segments for the respective years ended December 31, 2006, 2005 and 2004 is shown in the following table:

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2006	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$568.8	$44.6	$(.9)	$43.7	$92.4	16.2%
Central Region	635.1	92.6	(1.9)	90.7	111.4	17.5
Southern Region	798.1	73.8	1.5	75.3	153.6	19.2
Southwestern Region	334.3	35.4	(.8)	34.6	58.5	17.5
Western Region	735.8	61.8	(.2)	61.6	171.1	23.3
Corporate Entities	(1.5)	5.8	—	5.8	(67.5)	—

Total	$3,070.6	$314.0	$(2.3)	$311.7	$519.5	16.9

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2005	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$543.7	$45.3	$(.7)	$44.6	$92.2	17.0%
Central Region	567.8	81.3	.9	82.2	103.5	18.2
Southern Region	734.7	74.0	(.4)	73.6	121.4	16.5
Southwestern Region	320.8	33.5	(4.2)	29.3	50.9	15.9
Western Region	693.9	58.8	.6	59.4	163.9	23.6
Corporate Entities	3.0	4.2	—	4.2	(54.7)	—

Total	$2,863.9	$297.1	$(3.8)	$293.3	$477.2	16.7

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2004	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$545.4	$43.2	$.6	$43.8	$81.4	14.9%
Central Region	544.3	79.3	.1	79.4	102.6	18.8
Southern Region	672.3	68.6	(1.9)	66.7	112.8	16.8
Southwestern Region	309.1	31.1	(.5)	30.6	42.2	13.7
Western Region	636.5	51.0	(2.7)	48.3	160.6	25.2
Corporate Entities	.5	4.3	—	4.3	(47.3)	—

Total	$2,708.1	$277.5	$(4.4)	$273.1	$452.3	16.7

(a)	Consists of adjustments to amortization expense for changes in estimates and assumptions related to our review of landfill asset retirement obligations under SFAS 143.

Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2004 to 2006, operating income increased in all of our regions due to the successful execution of our pricing strategy.

•	2006 compared to 2005:

•	Revenue in our Eastern Region increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and due to increased volume in our industrial collection and landfill businesses. This increase in revenue was partially offset by decreased volume in our commercial and residential collection businesses and by the sale of our operations in western New York during the three months ended March 31, 2005. Operating margins decreased from 2005 to 2006 due to higher landfill operating and fuel costs partially offset by higher revenue.

•	In our Central Region, revenue increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and volume growth in our landfill line of business arising from favorable economic conditions. Operating margins decreased primarily due to increased third-party hauling costs associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan. This increase in costs was partially offset by adjustments to landfill amortization expense associated with SFAS 143.

•	Our operations in the Southern Region experienced the greatest margin improvement of all of our segments because of price increases and volume growth in our collection and landfill lines of business. Operating margins increased because of an increase in revenue arising from favorable economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143. Operating margins also improved during 2006 because of higher costs incurred during the fourth quarter of 2005 related to hurricane clean-up.

•	In our Southwestern Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business, partially offset by the sale of our remediation and heavy construction services business during the fourth quarter of 2005. The increase in operating margins from 2005 to 2006 is attributable to an increase in revenue arising from improving economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143.

•	In our Western Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business. Operating margins decreased from 2005 to 2006 because of higher fuel, labor and insurance costs, partially offset by an increase in revenue during 2006 and adjustments for landfill amortization expense associated with SFAS 143.

•	The increase in operating costs for Corporate Entities from 2005 to 2006 is due to the expansion of our business, incremental costs associated with our adoption of SFAS 123(R), additional costs associated with our 401(k) plan resulting from an increase in the employer’s matching contribution percentage and an increase in other incentive compensation.

•	2005 compared to 2004:

•	During the first quarter of 2005, we divested of our operations in western New York which reduced revenue in our Eastern Region. This reduction in revenue was almost completely offset by increases in prices. Operating margins improved because of increases in prices and lower average disposal costs resulting from the New York divestiture.

•	In our Central Region, price increases and acquisitions resulted in higher revenue during 2005 compared to 2004. Operating margins decreased primarily due to higher fuel costs partially offset by lower subcontracting and third-party hauling costs.

•	Our operations in the Southern Region benefited from stronger volumes in our collection, transfer and landfill businesses. Operating margins decreased primarily due to higher fuel costs and higher costs incurred during the fourth quarter of 2005 related to hurricane clean-up, partially offset by decreases in labor and maintenance costs resulting from operating efficiencies.

•	In our Southwestern Region, increased revenue resulting from increased prices and volumes was partially offset by a decrease in revenue at our remediation and heavy construction services business. This business was sold in the fourth quarter of 2005. Operating margins improved because of a decrease in subcontracting costs and due to adjustments to landfill amortization expense associated with SFAS 143.

•	In our Western Region, increases in prices and volumes in our collection, transfer and landfill operations resulted in higher revenue during 2005 compared to 2004. Operating margins decreased because of higher fuel and disposal costs and because of adjustments to landfill amortization expense associated with SFAS 143.

•	The increase in operating loss for Corporate Entities from 2004 to 2005 is primarily due to higher compensation and other costs related to the expansion of our business, approximately $3.0 million of costs associated with the exchange of unsecured notes during 2005 and $2.1 million related to the acceleration of the vesting of all outstanding stock options in 2005.

2006 Financial Objectives

In January 2006, we publicly announced our objectives for the year. These objectives included the following:

•	Generating free cash flow (a non-GAAP measure) in the range of $270 to $280 million. This guidance excluded federal tax payments for 2005 that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina. In July 2006, we increased our range of anticipated free cash flow to approximately $280 to $290 million.

•	Using our free cash flow to repurchase our common stock under our existing $491 million share repurchase programs.

•	Generating diluted earnings per share of $1.90 to $1.93. We updated our earnings per share guidance in July 2006 to a new range of $1.94 to $1.97 per diluted share and in November 2006 to a new range of $2.03 to $2.06 per diluted share.

•	Growing revenue from core operations by approximately 5%, with 3.5% attributable to price increases and 1.5% attributable to volume growth.

•	Purchasing approximately $315 million of property and equipment.

2006 Business Performance

During 2006, we exceeded all of our financial objectives.

Our internal growth from core operations for 2006 was 7.2%, with 4.8% from price increases and 2.4% from volume growth. During 2006, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. The broad-based price increases we secured offset various escalating capital and operating costs, including fuel. We experienced core volume growth in all lines of our business, including our residential collection business. During 2006, our core volume growth was negatively impacted by hurricane clean-up efforts that took place during the fourth quarter of 2005. However, our geographic mix of business, which is concentrated in high growth markets, positively impacted our operating results. As a result, during 2006 we were able to exceed the internal growth objectives we established at the beginning of the year.

Our operating margins increased by .20% from 16.7% in 2005 to 16.9% in 2006. During 2006, improved pricing and continued focus on productivity improvements offset higher fuel and landfill operating costs.

During 2006, we generated free cash flow of $203.0 million (consisting of cash provided by operating activities of $522.1 million, less purchases of property and equipment of $337.6 million, plus proceeds from sales of property and equipment of $18.5 million). Our free cash flow was negatively impacted by an $83.0 million federal tax payment for 2005 that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina. Excluding this federal tax payment, our free cash flow for 2006 would have been $286.0 million which exceeded our original guidance.

During 2006, we used our free cash flow to repurchase 12.2 million shares of our common stock, or approximately 9% of our outstanding shares, for $492.0 million. Also, during the third quarter of 2006, our board of directors increased our quarterly dividend to $.16 per share.

During 2006, we generated diluted earnings per share of $2.07 which significantly exceeded our initial objective.

2007 Financial Objectives

Our financial objectives for 2007 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2006. Specific guidance is as follows:

•	We expect to generate free cash flow in excess of 100% of net income, or approximately $315 million.

•	We anticipate using our free cash flow to continue to repurchase shares of our common stock under our existing $250 million share repurchase program. We also anticipate using our free cash flow to continue to pay quarterly cash dividends.

•	We anticipate diluted earnings of $2.25 to $2.28 per share. In January 2007, our board of directors approved a 3-for-2 stock split effective on March 16, 2007 for stockholders of record on March 5, 2007. Adjusted for the 3-for-2 stock split, we anticipate earnings of $1.50 to $1.52 per share.

•	We are targeting internal growth from core operations to be approximately 4% to 4.5%, with approximately 3% to 3.5% attributable to price increases and approximately 1% attributable to volume growth.

•	We anticipate purchasing approximately $310 million of property and equipment, net of sales of property and equipment.

2007 Business Initiatives

Our business initiatives for 2007 are generally a continuation of those initiated in prior years and are dependent on further standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our systems is essential to the overall success of our initiatives. Our business initiatives for 2007 are as follows:

•	Pricing initiatives. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. The purpose of this initiative is to recover increasing costs and improve operating margins. We realized the benefit of this initiative during the past several years and expect a continuing benefit during 2007.

•	Improve business integration. During 2005, we took a number of steps to further strengthen our business platform and improve our business integration. In response to limited vertical integration opportunities, we divested of our operations in western New York. We acquired a landfill in the Dallas/Fort Worth area which better integrated that marketplace. In addition, we divested of our remediation and heavy construction services business because it did not complement our core business strategy. We plan to continue to develop and implement strategies that improve the performance of locations and lines of business that are performing below the company’s average. To achieve this objective, we may purchase operations from, sell operations to or exchange operations with other companies in the future.

•	Improve the quality of our revenue. The first step in this process was completed in 2001 and included installing a standardized billing and operating system. This system enables us to, among other things, stratify our customers to determine how our rates compare to current market pricing. During 2002, we implemented the second generation of this software which we call RSI 1.0. RSI 1.0, our company’s core business system, provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis. During 2006, we completed the development of the next generation of our billing and operating system. This system provides additional functionality to our operating locations and further standardizes our billing and operating processes. During 2007, we will continue to ensure that our operating personnel are properly trained on this system and using it as intended.

We currently monitor our return on investment by marketplace and have instituted a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

We use a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. During 2007, we will continue to ensure our sales force is properly trained on this system and is using it as intended.

•	Improve the productivity of our operations. We use a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2007, we will continue to update our disposal optimization metrics. These metrics identify which local disposal option maximizes our return on invested capital and cash flow.

•	Improve fleet management and procurement. In February 2002, we selected Dossier as our fleet management and parts procurement system. During 2003, we implemented Dossier at all of our significant hauling and landfill operations. Among other features, this system tracks parts inventories, generates automatic quantity order points and logs all maintenance work. It allows us to capture and review information to ensure our preventive maintenance programs comply with manufacturers’ warranties and governmental regulations. In addition, the purchase order module within this system allows us to cross-reference purchasing information with our inventory. During 2007, we intend to further utilize this purchase order module to take advantage of volume discounts.

•	Enhance operational and financial reporting systems. We have several initiatives aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

One of our most significant systems is our enterprise-wide general ledger package. We successfully converted all of our locations to Lawson general ledger software in 2002 and in 2003 successfully converted all of our locations to Lawson fixed asset software.

During December 2006, we successfully converted all of our locations to Lawson enterprise-wide human resource software. This software provides a number of direct benefits including a reduction in payroll processing and compliance costs and integration into our general ledger software. It also provides a number of indirect benefits including better information concerning labor and related costs and better control over employee-related initiatives such as training.

All of the system initiatives mentioned above provide us with more consistent and detailed information, thus allowing us to make quicker and more informed business decisions. In addition, all of our significant software applications are standardized and centralized at our data center in Fort Lauderdale, Florida. This standardization and centralization provides us with consolidated information concerning our operations across a variety of operational and financial disciplines. It also significantly enhances our ability to execute our disaster recovery plan.

•	Expand our safety training programs. As part of our ongoing emphasis on safe work practices and in light of increasing insurance costs, we expanded our safety training programs in 2002. During 2004, we distributed a comprehensive training and safety manual to all of our locations. Safety will continue to be a key area of focus during 2007.

Critical Accounting Policies, Judgments and Disclosures

Our Consolidated Financial Statements have been prepared using U.S. generally accepted accounting principles and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial position, results of operations and cash flows, and may require management to make subjective or complex judgments about matters that are inherently uncertain:

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Landfill Accounting:
Life Cycle Accounting	We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.	Cost and airspace estimates are developed at least annually by engineers. Changes in these estimates could significantly affect our amortization, depletion and accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.
Probable Expansion Airspace	We include in our calculation of total available airspace expansion areas that we believe have a probable likelihood that the expansion area will ultimately be permitted.	We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying each of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Final Capping, Closure and Post-Closure	We account for our final capping, closure and post-closure activities in accordance with Statement of Financial Accounting Standards No. 143, ‘‘Accounting for Asset Retirement Obligations.” Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill life. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending on the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and the company’s credit-adjusted, risk-free rate.	Future costs for final capping, closure and post-closure are developed at least annually by engineers, and are inflated to future value using estimated future payment dates and inflation rate projections. Changes in any of these estimates could affect our amortization of final capping, closure and post-closure costs and our accretion expense.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters and — Selected Balance Sheet Accounts.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Self-Insurance:
Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Self-insurance accruals are based on claims reported and actuarial estimates of claims development and claims incurred but not reported.	Estimates of claims development and claims incurred but not reported are developed actuarially. If actual claims experience or development is significantly different than our estimates, our self-insurance expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 12, Commitments and Contingencies in the Consolidated Financial Statements.
Property and Equipment:
Expenditures for Improvements, Repairs and Maintenance	Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are expensed when incurred.	Whether certain expenditures improve an asset or lengthen its useful life is subject to our judgment. Accordingly, the actual useful lives of our assets could differ from our estimates.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Allowance for Doubtful Accounts:
Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables, specific customer information and economic conditions. In general, reserves are provided for accounts receivable in excess of 90 days old. Accounts receivable are written off when they are deemed uncollectible.	Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of judgment. If our judgment and estimates concerning the adequacy of our reserve for accounts receivable is incorrect, bad debt expense would change.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Income Taxes:
	We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.” Accordingly, deferred taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax bases of assets and liabilities and their reported amounts in the financial statements. After the initial recognition of a deferred tax asset, a valuation allowance is provided if it is determined that it is more likely than not that the asset will not be realized.	Valuation allowances for deferred tax assets and the realizability of net operating losses for tax purposes are based on our judgment. If our judgment and estimates concerning valuation allowances and the realizability of net operating losses are incorrect, our provision for income taxes would change.	Note 2, Summary of Significant Accounting Policies, and Note 6, Income Taxes in the Consolidated Financial Statements.

Business Combinations

We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

We acquired various solid waste businesses during the years ended December 31, 2006, 2005 and 2004. The aggregate purchase prices we paid for these transactions was $4.9 million, $26.7 million and $47.4 million, respectively. In addition, during 2005, we entered into a $53.9 million capital lease related to a landfill.

We divested of our operations in western New York during the three months ended March 31, 2005 and received proceeds of $29.1 million. A gain of $3.3 million was recorded in 2005 on the divestiture. In addition, during the three months ended December 31, 2005, we sold our environmental remediation company and received proceeds of $1.2 million. A loss of $2.0 million was recorded in 2005 on the divestiture.

Cost in excess of fair value of net assets acquired (goodwill) for 2006 acquisitions totaled $1.0 million. As of December 31, 2006 we had goodwill, net of accumulated amortization, of $1,562.9 million.

Goodwill for 2005 acquisitions totaled $16.6 million. As of December 31, 2005, we had goodwill, net of accumulated amortization, of $1,563.8 million. $57.9 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace during 2005. When a landfill is acquired as part of a group of assets, purchase price is allocated to airspace based on the discounted expected future cash flows of the landfill relative to the other assets within the acquired group and is adjusted for other landfill assets and liabilities acquired (which are primarily for final capping, closure and post-closure obligations). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate.

Goodwill for 2004 acquisitions totaled $13.2 million. As of December 31, 2004, we had goodwill, net of accumulated amortization, of $1,562.7 million. $28.2 million of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace.

Consolidated Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Our net income was $279.6 million for the year ended December 31, 2006, or $2.07 per diluted share, as compared to $253.7 million, or $1.75 per diluted share, in 2005 and $237.9 million, or $1.53 per diluted share, in 2004.

During the year ended December 31, 2006, we recorded a $5.1 million net income tax benefit in our provision for income taxes. This benefit relates to the resolution of various income tax matters including the effective completion of federal tax audits for the years 1998 through 2000.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), we recorded $5.5 million of incremental equity-based compensation expense during the year ended December 31, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). See Note 8, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for further information.

The following table summarizes our costs and expenses in millions of dollars and as a percentage of our revenue for 2006, 2005 and 2004:

	2006		2005		2004

Revenue	$3,070.6	100.0%	$2,863.9	100.0%	$2,708.1	100.0%
Cost of operations	1,924.4	62.7	1,803.9	63.0	1,714.4	63.3
Depreciation, amortization and depletion of property and equipment	289.0	9.4	271.7	9.5	252.4	9.3
Amortization of intangible assets	7.0	.2	7.1	.2	7.0	.3
Accretion	15.7	.5	14.5	.5	13.7	.5
Selling, general and administrative expenses	315.0	10.3	289.5	10.1	268.3	9.9

Operating income	$519.5	16.9%	$477.2	16.7%	$452.3	16.7%

Revenue.  Revenue was $3,070.6 million, $2,863.9 million, and $2,708.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue increased by $206.7 million, or 7.2%, from 2005 to 2006. Revenue increased by $155.8 million, or 5.8%, from 2004 to 2005. The following table reflects the components of our revenue growth for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Core price	3.4%	2.7%	2.3%
Fuel surcharges	1.1	.8	.2
Environmental fees	.4	.2	—
Recycling commodities	(.1)	.1	.5

Total price	4.8	3.8	3.0

Core volume(a)	2.4	2.5	3.6
Non-core volume	—	(.2)	.1

Total volume	2.4	2.3	3.7

Total internal growth	7.2	6.1	6.7
Acquisitions, net of divestitures	(.1)	(.4)	.9
Taxes(b)	.1	.1	—

Total revenue growth	7.2%	5.8%	7.6%

(a)	Core volume growth for the year ended December 31, 2006 includes .8% associated with hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

•	2006: During the year ended December 31, 2006, our revenue growth continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We experienced core volume growth in our collection and landfill lines of business. This core volume growth was partially offset by hurricane clean-up efforts that took place during the fourth quarter of 2005.

•	2005: During the year ended December 31, 2005, our revenue growth from core pricing continued to benefit from our broad-based pricing initiative. During the year ended December 31, 2005, we experienced core volume growth in our residential collection, industrial collection and landfill businesses. Our core volume growth was also positively impacted by hurricane clean-up efforts. In June 2005, we began assessing environmental fees on the non-franchise portion of our customer base.

•	2004: During the year ended December 31, 2004, our revenue growth from core pricing benefited from our broad-based pricing initiative. During the year ended December 31, 2004, we experienced core volume growth in all lines of our business, including our residential collection business resulting from the addition of several new municipal contracts, and our landfill and transfer station businesses resulting from newly opened sites and new contracts.

•	2007 Outlook: We anticipate internal growth from core operations to be approximately 4% to 4.5% during 2007 assuming no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2006. However, our price and volume growth may remain flat or may decline in 2007 depending on economic conditions and our success in implementing pricing initiatives.

Cost of Operations.  Cost of operations was $1,924.4 million, $1,803.9 million and $1,714.4 million, or, as a percentage of revenue, 62.7%, 63.0% and 63.3%, for the years ended December 31, 2006, 2005 and 2004, respectively.

The increase in aggregate dollars in all periods presented is primarily a result of the expansion of our operations through internal growth.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2006, 2005 and 2004 in millions of dollars and as a percentage of our revenue:

	Years Ended December 31,
	2006		2005		2004

Subcontractor, disposal and third-party fees	$718.7	23.4%	$694.9	24.3%	$667.8	24.7%
Labor and benefits	588.5	19.2	557.3	19.5	536.2	19.8
Maintenance and operating	457.3	14.9	401.2	14.0	355.5	13.1
Insurance and other	159.9	5.2	150.5	5.2	154.9	5.7

Total	$1,924.4	62.7%	$1,803.9	63.0%	$1,714.4	63.3%

A description of our cost categories is as follows:

•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to higher revenue resulting from improved pricing and costs incurred during the fourth quarter of 2005 related to hurricane clean-up. This benefit was partially offset by additional third-party hauling costs incurred during 2006 associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan. The decrease in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to improved pricing, a change in the mix of revenue and continued focus on productivity improvements, partially offset by higher fuel-related subcontracting costs and costs incurred during the fourth quarter of 2005 related to hurricane clean-up.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. The decrease in such expenses as a percentage of revenue for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to higher revenue resulting from improved pricing and productivity improvements in our commercial and industrial collection lines of business. The decrease in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to improved pricing, a change in revenue mix and continued focus on productivity improvements.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to increases in fuel and landfill operating costs. The increase in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to an increase in fuel expense. The cost of fuel as a percentage of revenue increased by .6% from 2005 to 2006 and by 1.0% from 2004 to 2005.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The decrease in such expenses as a percentage of revenue for the year ended December 31, 2005 versus the comparable 2004 period is primarily due to favorable claims development.

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

Depreciation, Amortization and Depletion of Property and Equipment.  Depreciation, amortization and depletion expenses for property and equipment were $289.0 million, $271.7 million and $252.4 million, or, as a percentage of revenue, 9.4%, 9.5% and 9.3%, for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in aggregate dollars for the periods presented is primarily due to the expansion of our operations through internal growth and acquisitions. The slight decrease in such expenses as a percentage of revenue during the year ended December 31, 2006 versus the comparable 2005 period is due to lower depletion expense during 2006. The increase in such expenses as a percentage of revenue during the year ended December 31, 2005 versus the comparable 2004 period is due to an increase in depreciation expense associated with vehicles and equipment acquired in 2005.

Amortization of Intangible Assets.  Intangible assets consist primarily of costs in excess of fair value of net assets acquired (goodwill), but also includes values assigned to long-term contracts, covenants not to compete and customer relationships. Expenses for amortization of intangible assets were $7.0 million, $7.1 million and $7.0 million, or, as a percentage of revenue, .2%, .2% and .3%, for the years ended December 31, 2006, 2005 and 2004, respectively.

Accretion Expense.  Accretion expense was $15.7 million, $14.5 million and $13.7 million, or, as a percentage of revenue, .5% for each of the years ended December 31, 2006, 2005 and 2004. The increase in such expenses in aggregate dollars in 2006 and 2005 is primarily due to an increase in asset retirement obligations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $315.0 million, $289.5 million and $268.3 million, or, as a percentage of revenue, 10.3%, 10.1% and 9.9%, for the years ended December 31, 2006, 2005 and 2004, respectively. The increases in aggregate dollars for the periods presented are primarily a result of the expansion of our business. The increase in such expenses as a percentage of revenue from 2005 to 2006 is due to incremental costs associated with our adoption of SFAS 123(R), additional costs associated with our 401(k) plan resulting from an increase in the employer’s matching contribution percentage and an increase in other incentive compensation. During the year ended December 31, 2006, we incurred $5.5 million of incremental costs associated with our adoption of SFAS 123(R). These increases in costs during the year ended December 31, 2006 were partially offset by an increase in revenue. The increase in such expenses as a percentage of revenue from 2004 to 2005 is primarily due to approximately $3.0 million of costs associated with the exchange of unsecured notes during 2005 and a $2.1 million non-cash charge incurred during 2005 related to the acceleration of the vesting of all outstanding stock options.

We believe that selling, general and administrative expenses of approximately 10% of revenue are appropriate for 2007 given our business platform.

Operating Income.  Operating income was $519.5 million, $477.2 million and $452.3 million, or, as a percentage of revenue, 16.9%, 16.7% and 16.7%, for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Expense.  We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $95.8 million, $81.0 million and $76.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in interest expense from 2005 to 2006 is primarily due to an increase in debt balances and an increase in interest rates on our floating-rate debt. The increase from 2004 to 2005 is primarily due to an increase in interest rates on our floating-rate debt, an increase in debt balances and fees associated with the refinancing of our credit facility in 2005.

Capitalized interest was $2.7 million, $2.0 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Income and Other Income (Expense), Net.  Interest income and other income, net of other expense, was $20.0 million, $13.0 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in aggregate dollars during the years presented is primarily due to an increase in interest income on cash and restricted cash balances resulting from higher interest rates. In May 2004, we used primarily marketable securities balances to repay $225.0 million of public notes.

Income Taxes.  Our provision for income taxes was $164.1 million, $155.5 million and $145.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our effective income tax rate was 37.0% for the year ended December 31, 2006 and 38.0% for the years ended December 31, 2005 and 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000.

Landfill and Environmental Matters

Available Airspace

The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2006, 2005 and 2004:

	Balance as of	Permits		Changes in	Balance as of
	December 31,	Granted,	Airspace	Engineering	December 31,
	2005	Net of Closures	Consumed	Estimates	2006

Permitted airspace:
Cubic yards (in millions)	1,577.7	56.6	(43.5)	6.4	1,597.2
Number of sites	59	—			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	(52.5)		(.6)	124.6
Number of sites	9	(1)			8

Total available airspace:
Cubic yards (in millions)	1,755.4	4.1	(43.5)	5.8	1,721.8

Number of sites	59	—			59

			Landfills
	Balance as of	New	Acquired	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	or Divested,	Granted,	Airspace	Engineering	in	December 31,
	2004	Undertaken	Net	Net of Closures	Consumed	Estimates	Design	2005

Permitted airspace:
Cubic yards (in millions)	1,529.6	—	17.9	64.8	(43.6)	7.4	1.6	1,577.7
Number of sites	58		1	—				59
Probable expansion airspace:
Cubic yards (in millions)	222.2	8.3	—	(52.7)		(.3)	.2	177.7
Number of sites	12	1	—	(4)				9

Total available airspace:
Cubic yards (in millions)	1,751.8	8.3	17.9	12.1	(43.6)	7.1	1.8	1,755.4

Number of sites	58		1	—				59

		Landfills
	Balance as of	Acquired	Permits		Changes in	Changes	Balance as of
	December 31,	or Divested,	Granted,	Airspace	Engineering	in	December 31,
	2003	Net	Net of Closures	Consumed	Estimates	Design	2004

Permitted airspace:
Cubic yards (in millions)	1,498.6	24.4	48.6	(42.1)	.1	—	1,529.6
Number of sites	58	1	(1)				58
Probable expansion airspace:
Cubic yards (in millions)	268.7	—	(48.6)		.1	2.0	222.2
Number of sites	15	—	(3)				12

Total available airspace:
Cubic yards (in millions)	1,767.3	24.4	—	(42.1)	.2	2.0	1,751.8

Number of sites	58	1	(1)				58

Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

At December 31, 2003, 15.2% of our total available airspace, or 268.7 million cubic yards, consisted of probable expansion airspace at fifteen of our landfills. At December 31, 2006, 7.2% of our total available airspace, or 124.6 million cubic yards, consisted of probable expansion airspace at eight of our landfills. This decrease in probable expansion airspace demonstrates our continued success in obtaining permits for expansion airspace.

During 2006, total available airspace decreased by 33.6 million cubic yards primarily due to airspace consumption, partially offset by permits granted and changes in engineering estimates. During 2005, total available airspace increased by 3.6 million cubic yards primarily due to new expansions undertaken, the acquisition of a landfill, permits granted and changes in engineering estimates, partially offset by airspace consumed. During 2004, total available airspace decreased by 15.5 million cubic yards primarily due to airspace consumption, partially offset by the acquisition of a landfill.

As of December 31, 2006, we owned or operated 59 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2006, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 3, Landfill and Environmental Costs, of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2006, eight of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eight landfills have an estimated remaining average site life of 29 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 27 years.

The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of December 31, 2006:

	Number of Sites without	Number of Sites with	Total	Percent
	Expansion Airspace	Expansion Airspace	Sites	of Total

0 to 5 years	6	—	6	10.2%
6 to 10 years	8	—	8	13.6
11 to 20 years	12	2	14	23.7
21 to 40 years	16	5	21	35.6
41+ years	9	1	10	16.9

Total	51	8	59	100.0%

Sites with expansion airspace include one landfill with less than five years of remaining permitted airspace.

Final Capping, Closure and Post-Closure Costs

As of December 31, 2006, accrued final capping, closure and post-closure costs were $257.6 million. The current portion of these costs of $29.0 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $228.6 million is reflected in our Consolidated Balance Sheets in accrued landfill and environmental costs.

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2006, 2005 and 2004 and the future expected investment as of December 31, 2006 (in millions):

				Non-Cash
				Additions	SFAS 143
	Balance as of			for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Retirement	Amortization	Charged to	and Other	December 31,
	2005	Additions	ments	Obligations	Expense	Expense	Adjustments	2006

Non-depletable landfill land	$51.6	$1.1	$—	$—	$—	$—	$—	$52.7
Landfill development costs	1,630.0	1.6	(7.0)	22.8	(10.3)	—	85.1	1,722.2
Construction in progress — landfill	55.8	90.1	—	—	—	—	(84.8)	61.1
Accumulated depletion and amortization	(829.3)	—	7.0	—	.3	(108.1)	(.5)	(930.6)

Net investment in landfill land and development costs	$908.1	$92.8	$—	$22.8	$(10.0)	$(108.1)	$(.2)	$905.4

	Balance as of	Expected	Total
	December 31,	Future	Expected
	2006	Investment	Investment

Non-depletable landfill land	$52.7	$—	$52.7
Landfill development costs	1,722.2	1,603.8	3,326.0
Construction in progress — landfill	61.1	—	61.1
Accumulated depletion and amortization	(930.6)	—	(930.6)

Net investment in landfill land and development costs	$905.4	$1.603.8	$2,509.2

					Non-Cash
					Additions	SFAS 143
	Balance as of				for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Landfill	Retirement	Amortization	Charged to	and Other	December 31,
	2004	Additions	ments	Acquisitions	Obligations	Expense	Expense	Adjustments	2005

Non-depletable landfill land	$53.4	$.4	$—	$—	$—	$—	$—	$(2.2)	$51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	—	73.3	1,630.0
Construction in progress — landfill	39.1	83.7	—	—	—	—	—	(67.0)	55.8
Accumulated depletion and amortization	(742.9)	—	—	(2.8)	—	20.6	(104.2)	—	(829.3)

Net investment in landfill land and development costs	$836.1	$108.4	$(5.5)	$56.9	$20.4	$(8.1)	$(104.2)	$4.1	$908.1

					Non-Cash
					Additions	SFAS 143
	Balance as of				for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Landfill	Retirement	Amortization	Charged to	and Other	December 31,
	2003	Additions	ments	Acquisitions	Obligations	Expense	Expense	Adjustments	2004

Non-depletable landfill land	$49.5	$1.0	$—	$1.5	$—	$—	$—	$1.4	$53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	19.6	(4.3)	—	102.4	1,486.5
Construction in progress — landfill	60.8	78.9	—	—	—	—	—	(100.6)	39.1
Accumulated depletion and amortization	(644.6)	—	1.9	(1.0)	—	—	(98.4)	(.8)	(742.9)

Net investment in landfill land and development costs	$800.9	$86.5	$—	$29.4	$19.6	$(4.3)	$(98.4)	$2.4	$836.1

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004

Number of landfills owned or operated	59	59	58

Net investment, excluding non-depletable land (in millions)	$852.7	$856.5	$782.7
Total estimated available disposal capacity (in millions of cubic yards)	1,721.8	1,755.4	1,751.8

Net investment per cubic yard	$.50	$.49	$.45

Landfill depletion and amortization expense (in millions)	$108.1	$104.2	$98.4
Accretion expense (in millions)	15.7	14.5	13.7

	123.8	118.7	112.1

Airspace consumed (in millions of cubic yards)	43.5	43.6	42.1

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$2.85	$2.72	$2.66

During the twelve months ended December 31, 2006, 2005 and 2004, our weighted-average compaction rate was approximately 1,500 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2006, we expect to spend an estimated additional $1.6 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.43 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. During the years ended December 31, 2006, 2005 and 2004, we charged $8.5 million, $.1 million and $1.7 million, respectively, to income for remediation costs. During 2006, we incurred costs at one of our active landfills associated with the remediation of waste that was deposited during the mid-1990s.

Financial Condition

At December 31, 2006 we had $29.1 million of cash and cash equivalents. We also had $153.3 million of restricted cash deposits, including $65.6 million of restricted cash held for capital expenditures under certain debt facilities.

In June 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced our prior facilities which aggregated $750.0 million. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of December 31, 2006, we had $266.5 million available under our credit facility.

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

In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade-rated financial institutions. The swap agreements have total notional values of $225.0 million and $210.0 million, respectively, and require our company to pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.625% and 6.75%, respectively. Swap agreements with a notional value of $225.0 million matured in May 2004, and agreements with a notional value of $210.0 million mature in August 2011.

At December 31, 2006, we had $674.2 million of tax-exempt bonds and other tax-exempt financings outstanding of which $30.0 million were obtained during fiscal 2006. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 3.25% to 5.63% at December 31, 2006 and have maturities ranging from 2012 to 2037. As of December 31, 2006, we had $65.6 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the years ended December 31, 2006, 2005 and 2004 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	22.8	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(10.0)	—	—
Accretion expense	—	15.7	—	—
Other additions charged to expense	8.4	—	8.5	164.4
Payments or usage	(6.9)	(10.4)	(13.7)	(165.3)

Balance, December 31, 2006	18.8	257.6	45.1	157.7
Less: Current portion	(18.8)	(29.0)	(13.0)	(50.7)

Long-term portion	$—	$228.6	$32.1	$107.0

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2004	$18.0	$216.8	$54.0	$143.8
Non-cash asset additions	—	20.4	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(8.1)	—	—
Accretion expense	—	14.5	—	—
Other additions charged to expense	6.5	—	.1	160.8
Acquisitions, net of divestitures	.1	3.3	—	—
Payments or usage	(7.3)	(7.4)	(3.8)	(146.0)

Balance, December 31, 2005	17.3	239.5	50.3	158.6
Less: Current portion	(17.3)	(27.0)	(3.1)	(57.5)

Long-term portion	$—	$212.5	$47.2	$101.1

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2003	$19.0	$204.7	$54.7	$122.2
Non-cash asset additions	—	19.6	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(4.3)	—	—
Accretion expense	—	13.7	—	—
Other additions charged to expense	8.0	—	1.7	165.3
Acquisitions	—	.6	—	—
Payments or usage	(9.0)	(17.5)	(2.4)	(143.7)

Balance, December 31, 2004	18.0	216.8	54.0	143.8
Less: Current portion	(18.0)	(14.6)	(2.7)	(47.4)

Long-term portion	$—	$202.2	$51.3	$96.4

Our expense related to doubtful accounts as a percentage of revenue for 2006, 2005 and 2004 was .3%, .2% and .3%, respectively. As of December 31, 2006, accounts receivable were $293.8 million, net of allowance for doubtful accounts of $18.8 million, resulting in days sales outstanding of 34, or 22 days net of deferred revenue. In addition, at December 31, 2006, our accounts receivable in excess of 90 days old totaled $20.1 million, or 6.4% of gross receivables outstanding.

Our expense for self-insurance, which includes risk insurance and health insurance for all of our employees, as a percentage of revenue for 2006, 2005 and 2004 was 5.4%, 5.6% and 6.1%, respectively. The decrease in self-insurance expense during the years presented is due to favorable claims development. We believe that, during 2007, our self-insurance expense will be in the range of 5.0% to 5.5% of revenue.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2005	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2006

Other land	$100.9	$5.9	$(1.3)	$.4	$—	$—	$—	$105.9
Non-depletable landfill land	51.6	1.1	—	—	—	—	—	52.7
Landfill development costs	1,630.0	1.6	(7.0)	—	22.8	(10.3)	85.1	1,722.2
Vehicles and equipment	1,746.8	216.7	(79.3)	(2.7)	—	—	5.3	1,886.8
Buildings and improvements	287.1	4.3	(2.1)	—	—	—	18.2	307.5
Construction in progress — landfill	55.8	90.1	—	—	—	—	(84.8)	61.1
Construction in progress — other	18.0	17.9	—	(.3)	—	—	(23.3)	12.3

Total	$3,890.2	$337.6	$(89.7)	$(2.6)	$22.8	$(10.3)	$.5	$4,148.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Transfers and	Balance as of
	December 31,	Charged to		Net of	Annual	Other	December 31,
	2005	Expense	Retirements	Divestitures	Adjustments	Adjustments	2006

Landfill development costs	$(829.3)	$(108.1)	$7.0	$—	$.3	$(.5)	$(930.6)
Vehicles and equipment	(865.3)	(169.2)	67.3	3.7	—	—	(963.5)
Buildings and improvements	(80.3)	(11.7)	1.1	.3	—	—	(90.6)

Total	$(1,774.9)	$(289.0)	$75.4	$4.0	$.3	$(.5)	$(1,984.7)

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2004	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2005

Other land	$97.9	$2.7	$(.5)	$(1.3)	$—	$—	$2.1	$100.9
Non-depletable landfill land	53.4	.4	—	—	—	—	(2.2)	51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	73.3	1,630.0
Vehicles and equipment	1,617.5	195.0	(48.4)	(18.7)	—	—	1.4	1,746.8
Buildings and improvements	287.0	5.3	—	(4.3)	—	—	(.9)	287.1
Construction in progress — landfill	39.1	83.7	—	—	—	—	(67.0)	55.8
Construction in progress — other	7.4	17.3	—	—	—	—	(6.7)	18.0

Total	$3,588.8	$328.7	$(54.4)	$35.4	$20.4	$(28.7)	$—	$3,890.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Balance as of
	December 31,	Charged to		Net of	Annual	December 31,
	2004	Expense	Retirements	Divestitures	Adjustments	2005

Landfill development costs	$(742.9)	$(104.2)	$—	$(2.8)	$20.6	$(829.3)
Vehicles and equipment	(766.3)	(156.8)	44.0	13.8	—	(865.3)
Buildings and improvements	(70.8)	(10.7)	.3	.9	—	(80.3)

Total	$(1,580.0)	$(271.7)	$44.3	$11.9	$20.6	$(1,774.9)

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2003	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2004

Other land	$94.4	$3.1	$(.7)	$.9	$—	$—	$.2	$97.9
Non-depletable landfill land	49.5	1.0	—	1.5	—	—	1.4	53.4
Landfill development costs	1,335.2	6.6	(1.9)	28.9	19.6	(4.3)	102.4	1,486.5
Vehicles and equipment	1,490.6	169.1	(48.2)	5.3	—	—	.7	1,617.5
Buildings and improvements	267.4	11.4	(1.4)	1.0	—	—	8.6	287.0
Construction in progress — landfill	60.8	78.9	—	—	—	—	(100.6)	39.1
Construction in progress — other	6.4	13.7	—	—	—	—	(12.7)	7.4

Total	$3,304.3	$283.8	$(52.2)	$37.6	$19.6	$(4.3)	$—	$3,588.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,		Balance as of
	December 31,	Charged to		Net of	Transfers and	December 31,
	2003	Expense	Retirements	Divestitures	Adjustments	2004

Landfill development costs	$(644.6)	$(98.4)	$1.9	$(1.0)	$(.8)	$(742.9)
Vehicles and equipment	(666.4)	(143.5)	43.5	—	.1	(766.3)
Buildings and improvements	(62.3)	(10.5)	1.2	—	.8	(70.8)

Total	$(1,373.3)	$(252.4)	$46.6	$(1.0)	$.1	$(1,580.0)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2006, 2005 and 2004 are discussed below.

Cash Flows From Operating Activities.  Cash provided by operating activities was $522.1 million, $767.5 million and $666.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments for accounts payable. Additionally, during the year ended December 31, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

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

Cash Flows Used In Investing Activities.  Cash used in investing activities was $215.4 million, $297.2 million and $206.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and consists primarily of cash used for capital additions for all periods presented, cash provided by restricted cash in 2006, cash provided by restricted marketable securities in 2005 and 2004, and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $337.6 million, $328.7 million and $283.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash used to acquire businesses, net of cash acquired, was $4.9 million, $26.7 million and $47.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Proceeds provided by the liquidation of certain marketable securities during 2004 were used to repay $225.0 million of public notes. We used letters of credit to replace financial guarantees secured by marketable securities that were liquidated.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used In Financing Activities.  Cash used in financing activities was $409.4 million, $480.0 million and $437.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises and payments of cash dividends. Purchases of common stock for treasury were $492.0 million, $558.4 million and $266.1 million during 2006, 2005 and 2004, respectively. Dividends paid were $78.5 million, $72.2 million and $46.0 million during 2006, 2005 and 2004, respectively. In 2004, repayments of debt include the liquidation of $225.0 million of public notes.

From 2000 through 2006, our board of directors authorized the repurchase of up to $2,050.0 million of our common stock. As of December 31, 2006, we paid $1,800.8 million to repurchase 63.7 million shares of our common stock, of which $492.0 million was paid during 2006 to repurchase 12.2 million shares of our common stock.

We used proceeds from our cash on hand, liquidation of marketable securities, cash flow from operations, and issuances of tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt. We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.

Credit Rating

Our company has received investment grade credit ratings. As of December 31, 2006, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.

Fuel Hedges

During September 2006, we entered into option agreements related to forecasted diesel fuel purchases. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of December 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

During October 2005, we entered into option agreements related to forecasted diesel fuel purchases. The option agreements commenced on January 1, 2006 and settled each month in equal notional amounts through December 31, 2006. In accordance with SFAS 133, the effective portion of the change in fair value as of December 31, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

During March 2005, we entered into option agreements related to forecasted diesel fuel purchases. The option agreements settled each month in equal notional amounts through December 31, 2005. The ineffective portion of the change in fair value was not material and was included in other income (expense), net in the accompanying Consolidated Statements of Income.

During January 2007, we entered into option agreements related to forecasted diesel fuel purchases. These options commence in January 2008 and settle each month in equal notional amounts of 500,000 gallons through December 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in millions):

			Maturities
			of Notes
			Payable and
			Other	Final Capping,		Unconditional
Year Ending	Operating	Capital	Long-Term	Closure and		Purchase
December 31,	Leases	Leases (a)	Debt (b)	Post-Closure (c)	Remediation	Commitments (d)	Total

2007	$5.0	$4.3	$86.3	$29.0	$13.0	$18.2	$155.8
2008	3.3	4.3	85.8	32.2	6.8	13.0	145.4
2009	2.5	4.3	181.5	23.1	.8	11.1	223.3
2010	1.7	4.3	123.6	22.5	.8	2.2	155.1
2011	1.0	4.3	526.1	19.7	.7	2.1	553.9
Thereafter	4.1	69.9	1,823.5	281.3	23.0	11.3	2,213.1

Total	$17.6	$91.4	$2,826.8	$407.8	$45.1	$57.9	$3,446.6

(a)	The present value of these obligations is included in our Consolidated Balance Sheets.

(b)	Amounts include interest payments at the stated rate for fixed rate debt or at the applicable rate as of December 31, 2006 for variable rate debt.

(c)	The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2006.

(d)	Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at third-party facilities.

In addition to the above, we have letters of credit totaling $638.4 million outstanding at December 31, 2006.

Off-Balance Sheet Arrangements

We do not have or engage in any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our market-sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. All items described below are non-trading.

	Expected Maturity Date
								Fair Value
								(Asset)/Liability
								December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006

FIXED RATE DEBT:
Amount outstanding (in millions)	$2.6	$2.2	$101.5	$2.4	$452.4	$567.7	$1,128.8	$1,104.4
Average interest rates	6.0%	5.4%	7.1%	5.4%	6.7%	5.4%	6.1%

VARIABLE RATE DEBT:
Amount outstanding (in millions)	$—	$—	$—	$45.0	$—	$407.6	$452.6	$452.6
Average interest rates	—	—	—	5.6%	—	4.1%	4.3%

INTEREST RATE SWAPS:
Fixed to variable notional amount (in millions)	$—	$—	$—	$—	$210.0	$—	$210.0	$6.0
Average pay rate	—	—	—	—	7.9%	—	7.9%
Average receive rate	—	—	—	—	6.75%	—	6.75%

The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximates current market rates.

Free Cash Flow

We define free cash flow, which is not a measure determined in accordance with U.S. generally accepted accounting principles, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Consolidated Statements of Cash Flows. Our free cash flow for the years ended December 31, 2006, 2005 and 2004 is calculated as follows (in millions):

	2006	2005	2004

Cash provided by operating activities	$522.1	$767.5	$666.3
Purchases of property and equipment	(337.6)	(328.7)	(283.8)
Proceeds from sales of property and equipment	18.5	10.1	5.7

Free cash flow	$203.0	$448.9	$388.2

Free cash flow for the year ended December 31, 2006 was negatively affected by an $83.0 million federal tax payment that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

Free cash flow for the year ended December 31, 2005 was higher than the other years presented primarily because of a $113.4 million federal tax payment that was deferred. During February 2006, we paid $83.0 million of these deferred taxes.

We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, pursuing strategic acquisitions that augment our existing business platform, repurchasing shares of common stock at prices that provide value to our stockholders, paying cash dividends, maintaining our investment grade rating and minimizing debt. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Seasonality and Severe Weather

Our operations can be adversely affected by periods of inclement or severe weather which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, we will adopt the Interpretation effective January 1, 2007. The cumulative effect of adopting the Interpretation will be recorded in retained earnings and other accounts as applicable. We are currently in the process of evaluating the effects of this new accounting standard. We do not believe that the adoption of the Interpretation will have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for our Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We do not believe that the adoption of SFAS 157 will have a material impact on our financial statements.

There are no other new accounting pronouncements that are significant to our Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item 7 hereof.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control Over Financial Reporting, that Republic Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Republic Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 21, 2007

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.1	$131.8
Accounts receivable, less allowance for doubtful accounts of $18.8 and $17.3, respectively	293.8	280.0
Prepaid expenses and other current assets	60.5	61.6
Deferred tax assets	10.0	8.9

Total Current Assets	393.4	482.3
RESTRICTED CASH	153.3	255.3
PROPERTY AND EQUIPMENT, NET	2,163.8	2,115.3
GOODWILL, NET	1,562.9	1,563.8
INTANGIBLE ASSETS, NET	31.0	27.0
OTHER ASSETS	125.0	106.8

	$4,429.4	$4,550.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$161.5	$176.1
Accrued liabilities	188.2	165.7
Deferred revenue	107.0	99.3
Notes payable and current maturities of long-term debt	2.6	3.0
Federal income taxes payable	23.5	113.4
Other current liabilities	119.4	109.5

Total Current Liabilities	602.2	667.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,544.6	1,472.1
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	260.7	259.7
DEFERRED INCOME TAXES	419.7	390.0
OTHER LIABILITIES	180.1	155.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized, 193,711,579 and 190,119,521 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1,617.5	1,509.1
Deferred compensation	—	(1.1)
Retained earnings	1,602.6	1,402.8
Treasury stock, at cost (63,714,284 and 51,516,900 shares, respectively)	(1,800.8)	(1,308.8)
Accumulated other comprehensive income, net of tax	.9	1.9

Total Stockholders’ Equity	1,422.1	1,605.8

	$4,429.4	$4,550.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUE	$3,070.6	$2,863.9	$2,708.1
EXPENSES:
Cost of operations	1,924.4	1,803.9	1,714.4
Depreciation, amortization and depletion	296.0	278.8	259.4
Accretion	15.7	14.5	13.7
Selling, general and administrative	315.0	289.5	268.3

OPERATING INCOME	519.5	477.2	452.3
INTEREST EXPENSE	(95.8)	(81.0)	(76.7)
INTEREST INCOME	15.8	11.4	6.9
OTHER INCOME (EXPENSE), NET	4.2	1.6	1.2

INCOME BEFORE INCOME TAXES	443.7	409.2	383.7
PROVISION FOR INCOME TAXES	164.1	155.5	145.8

NET INCOME	$279.6	$253.7	$237.9

BASIC EARNINGS PER SHARE:
Basic earnings per share	$2.09	$1.78	$1.56

Weighted average common shares outstanding	133.6	142.4	152.8

DILUTED EARNINGS PER SHARE:
Diluted earnings per share	$2.07	$1.75	$1.53

Weighted average common and common equivalent shares outstanding	135.2	145.0	155.3

CASH DIVIDENDS PER COMMON SHARE	$.60	$.52	$.36

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common Stock		Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2003	157.8	$1.8	$1,347.8	$—	$1,039.3	$(484.3)	$(.1)
Net income	—	—	—	—	237.9	—	—	$237.9
Cash dividends declared	—	—	—	—	(54.6)	—	—	—
Issuances of common stock	2.3	.1	48.8	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	2.8	(2.8)	—	—	—	—
Amortization of deferred compensation	—	—	—	1.8	—	—	—	—
Purchases of common stock for treasury	(9.6)	—	—	—	—	(266.1)	—	—
Change in value of investments, net of tax	—	—	—	—	—	—	.1	.1

Total comprehensive income	—	—	—	—	—	—	—	$238.0

BALANCE AT DECEMBER 31, 2004	150.6	1.9	1,399.4	(1.0)	1,222.6	(750.4)	—
Net income	—	—	—	—	253.7	—	—	$253.7
Cash dividends declared	—	—	—	—	(73.5)	—	—	—
Issuances of common stock	4.2	—	104.4	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	3.2	(3.2)	—	—	—	—
Amortization of deferred compensation	—	—	—	3.1	—	—	—	—
Acceleration of vesting for stock options	—	—	2.1	—	—	—	—	—
Purchases of common stock for treasury	(16.3)	—	—	—	—	(558.4)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	1.9	1.9

Total comprehensive income	—	—	—	—	—	—	—	$255.6

BALANCE AT DECEMBER 31, 2005	138.6	1.9	1,509.1	(1.1)	1,402.8	(1,308.8)	1.9
Net income	—	—	—	—	279.6	—	—	$279.6
Cash dividends declared	—	—	—	—	(79.8)	—	—	—
Adoption of SFAS 123(R)	—	—	(1.1)	1.1	—	—	—
Issuances of common stock	3.5	—	100.5	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.9	—	—	—	—	—
Compensation expense for stock options	—	—	4.1	—	—	—	—	—
Purchases of common stock for treasury	(12.2)	—	—	—	—	(492.0)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	(1.0)	(1.0)

Total comprehensive income	—	—	—	—	—	—	—	$278.6

BALANCE AT DECEMBER 31, 2006	130.0	$1.9	$1,617.5	$—	$1,602.6	$(1,800.8)	$.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2006	2005	2004

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$279.6	$253.7	$237.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	180.9	167.5	154.0
Landfill depletion and amortization	108.1	104.2	98.4
Amortization of intangible and other assets	7.0	7.1	7.0
Accretion	15.7	14.5	13.7
Restricted stock and deferred stock unit compensation expense	4.9	3.2	1.8
Stock option compensation expense	4.1	1.3	—
Deferred tax provision	29.9	27.5	57.6
Provision for doubtful accounts	8.4	6.5	8.0
Income tax benefit from stock option exercises	11.4	29.4	10.6
(Gains) losses, net on sales of businesses	(4.5)	(1.4)	—
Other non-cash items	(3.7)	.4	.3
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(22.0)	(17.7)	(27.5)
Prepaid expenses and other assets	(25.7)	(.4)	21.8
Accounts payable and accrued liabilities	4.0	76.6	15.3
Federal income taxes payable	(89.9)	120.6	70.0
Other liabilities	13.9	(25.5)	(2.6)

	522.1	767.5	666.3

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(337.6)	(328.7)	(283.8)
Proceeds from sales of property and equipment	18.5	10.1	5.7
Cash used in business acquisitions, net of cash acquired	(4.9)	(26.7)	(47.3)
Cash proceeds from business dispositions, net of cash disposed	7.1	30.6	—
Change in amounts due and contingent payments to former owners	(.5)	(2.9)	(3.7)
Change in restricted cash	102.0	(18.3)	(21.4)
Change in restricted marketable securities	—	38.7	143.8

	(215.4)	(297.2)	(206.7)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	327.0	148.1	88.8
Payment of premium to exchange notes payable	—	(27.6)	—
Payments of notes payable and long-term debt	(255.0)	(44.9)	(252.2)
Issuances of common stock	75.3	75.0	38.2
Excess income tax benefit from stock option exercises	13.8	—	—
Purchases of common stock for treasury	(492.0)	(558.4)	(266.1)
Cash dividends	(78.5)	(72.2)	(46.0)

	(409.4)	(480.0)	(437.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102.7)	(9.7)	22.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131.8	141.5	119.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29.1	$131.8	$141.5

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006, using the modified prospective transition method. As a result of adopting SFAS 123(R), the Company recorded $5.5 million of incremental equity-based compensation expense during the year ended December 31, 2006. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). (For further information, see Note 8, Employee Benefit Plans.)

Certain amounts in the 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include primarily the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

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

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	December 31,
	2006	2005

Inventory	$17.0	$16.4
Prepaid expenses	17.5	18.0
Other non-trade receivables	18.1	21.4
Income taxes receivable	6.3	3.1
Other assets	1.6	2.7

	$60.5	$61.6

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Inventories consist primarily of compost, mulch, and soil materials, equipment parts and fuel that are valued under a method that approximates the lower of cost (first-in, first-out) or market.

The Company expenses advertising costs as incurred.

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

Landfill development costs are stated at cost and are amortized or depleted based on consumed airspace. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets accrued in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 3, Landfill and Environmental Costs.)

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

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $2.7 million, $2.0 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

A summary of property and equipment is as follows:

	December 31,
	2006	2005

Other land	$105.9	$100.9
Non-depletable landfill land	52.7	51.6
Landfill development costs	1,722.2	1,630.0
Vehicles and equipment	1,886.8	1,746.8
Buildings and improvements	307.5	287.1
Construction-in-progress — landfill	61.1	55.8
Construction-in-progress — other	12.3	18.0

	4,148.5	3,890.2

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(930.6)	(829.3)
Vehicles and equipment	(963.5)	(865.3)
Buildings and improvements	(90.6)	(80.3)

	(1,984.7)	(1,774.9)

Property and equipment, net	$2,163.8	$2,115.3

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

Goodwill and Other Intangible Assets

Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 6 to 10 years.

The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the years ended December 31, 2006 and 2005:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	1.0	.2	1.2
Divestitures	(2.0)	—	(2.0)
Other additions	—	9.6	9.6

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(5.8)	(5.8)
Divestitures	.1	—	.1

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2004	$1,706.1	$54.2	$1,760.3
Acquisitions	16.6	2.0	18.6
Divestitures	(17.1)	—	(17.1)
Other additions	—	.6	.6

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2004	$(143.4)	$(24.0)	$(167.4)
Amortization expense	—	(5.8)	(5.8)
Divestitures	1.6	—	1.6

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)

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

The Company did not record an impairment charge as a result of its goodwill impairment test in 2006. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Accrued Liabilities

A summary of accrued liabilities is as follows:

	December 31,
	2006	2005

Accrued payroll and benefits	$85.7	$66.3
Accrued fees and taxes	40.2	32.2
Accrued interest	21.7	21.2
Accrued dividends	20.8	19.4
Accrued common stock repurchases	—	6.4
Other	19.8	20.2

	$188.2	$165.7

Other Current Liabilities

A summary of other current liabilities is as follows:

	December 31,
	2006	2005

Accrued landfill and environmental costs, current portion	$42.0	$30.1
Self-insurance reserves, current	50.7	57.5
Amounts due to former owners	.9	1.6
Other	25.8	20.3

	$119.4	$109.5

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Stock-Based Compensation

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

Effective for the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of all of its outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. Consequently, no compensation expense will be recognized under SFAS 123(R) for these options.

Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were reported as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $13.8 million of its excess tax benefits as cash flows from financing activities for the year ended December 31, 2006. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

The fair value concepts for valuing equity-based compensation were not changed significantly in SFAS 123(R); however, in adopting this Statement, companies were required to choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company changed its method of valuation for options granted beginning in fiscal 2006 to a lattice binomial option-pricing model from the Black-Scholes valuation model previously used for calculating the Company’s pro forma information under SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement-eligible date, if earlier.

The weighted-average estimated fair value of stock options granted during the year ended December 31, 2006 was $9.32 per option and was calculated using the following weighted-average assumptions:

Year Ended
December 31,
2006

Expected volatility	26.7%
Risk-free interest rate	4.6%
Dividend yield	1.4%
Expected life	4.2 years
Contractual life	7 years
Estimated forfeiture rate	5.0%

Expected volatility is based on the Company’s historical stock prices over the contractual term of the options and other factors. The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life. The dividend yield reflects the Company’s dividend yield at the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

date of grant. The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual term of the options and the Company’s employees’ historical exercise and post-vesting employment termination behavior, weighted to reflect the job level demographic profile of the employees receiving the option grants. The estimated forfeiture rate is based on historical forfeitures and is adjusted periodically based on actual results.

As a result of adopting SFAS 123(R), the charge to income from continuing operations before provision for income taxes and to net income for the year ended December 31, 2006 for stock options granted in 2006 was $4.1 million and $2.5 million, respectively. The impact of adopting SFAS 123(R) for stock options on both basic and diluted earnings per share for the year ended December 31, 2006 was $.02 per share.

As of December 31, 2006, there was $4.4 million of total unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.6 years. No stock options vested in 2006.

The previously disclosed pro forma effects of recognizing the estimated fair value of equity-based compensation for the years ended December 31, 2005 and 2004 are presented below:

	Years Ended December 31,
	2005	2004

Net income, as reported	$253.7	$237.9
Adjustment to net earnings for:
Stock-based compensation expense included in net income, net of tax	3.2	1.1
Pro forma stock-based employee compensation expense pursuant to SFAS 123, net of tax	(16.4)	(9.7)

Net income, pro forma	$240.5	$229.3

Basic earnings per share —
As reported	$1.78	$1.56

Pro forma	$1.69	$1.50

Diluted earnings per share —
As reported	$1.75	$1.53

Pro forma	$1.66	$1.48

Weighted-average fair value of the Company’s stock options granted during the period	$8.62	$9.33

Assumptions —
Expected volatility	30.0%	30.0%
Risk-free interest rate	3.6%	3.6%
Dividend yield	1.6%	.9%
Expected life	5 years	5 years

Revenue Recognition and Deferred Revenue

The Company generally provides services under contracts with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for 75.5%, 19.3% and 5.2%, respectively, of consolidated revenue for the year ended December 31, 2006. No one customer has individually accounted for more than 10% of the Company’s consolidated revenue or of the Company’s reportable segment revenue in any of the past three years.

The Company recognizes revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer,

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a Company-owned disposal facility,

•	The price of the services provided to the customer are fixed or determinable, and

•	Collectibility is reasonably assured.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and marketable securities, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate unsecured notes and tax-exempt financing using quoted market rates is $1,104.4 million and $1,134.1 million at December 31, 2006 and 2005, respectively. The carrying value of the fixed rate unsecured notes and tax-exempt financing is $1,091.6 million and $1,092.5 million at December 31, 2006 and 2005, respectively. The carrying amounts of the Company’s remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation applies to all tax positions within the scope of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. The Interpretation is mandatory for years beginning after December 15, 2006; accordingly, the Company will adopt the Interpretation effective January 1, 2007. The cumulative effect of adopting the Interpretation will be recorded in retained earnings and other accounts as applicable. The Company is currently in the process of evaluating the effects of this new accounting standard. The Company does not believe that the adoption of the Interpretation will have a material impact on its Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently in the process of assessing the provisions of SFAS 157 and determining how this framework for measuring fair value will affect its current accounting policies and procedures and its financial statements. The Company does not believe the adoption of SFAS 157 will have a material impact on its Consolidated Financial Statements.

There are no other new accounting pronouncements that are significant to the Company.

Related Party Transactions

It is the Company’s policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

3.	LANDFILL AND ENVIRONMENTAL COSTS

Accrued Landfill and Environmental Costs

A summary of landfill and environmental liabilities is as follows:

	December 31,
	2006	2005

Landfill final capping, closure and post-closure liabilities	$257.6	$239.5
Remediation	45.1	50.3

	302.7	289.8
Less: Current portion (included in other current liabilities)	(42.0)	(30.1)

Long-term portion	$260.7	$259.7

Life Cycle Accounting

The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. Costs and airspace estimates are developed at least annually by engineers. These estimates are used by the Company’s operating and accounting personnel to adjust the Company’s rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in probable expansion areas.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Total Available Disposal Capacity

As of December 31, 2006, the Company owned or operated 59 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.

Probable Expansion Airspace

Before airspace included in an expansion area is determined as probable expansion airspace and, therefore, is included in the Company’s calculation of total available disposal capacity, the following criteria must be met:

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

Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company’s expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

Final Capping, Closure and Post-Closure Costs

The Company accounts for final capping, closure and post-closure in accordance with SFAS 143.

The Company has future obligations for final capping, closure and post-closure costs with respect to the landfills it owns or operates as set forth in applicable landfill permits. Final capping, closure and post-closure costs include estimated costs to be incurred for final capping and closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act (RCRA), as implemented and applied on a state-by-state basis. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act of 1970, as amended. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur as needed throughout the operating life of a landfill. Other closure activities and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills.

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

The Company defines final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping occurs in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. The Company considers final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with waste actually placed under an area to be capped. As a result, the Company uses a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. The Company amortizes the asset recorded pursuant to this approach as waste volume equivalent to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace covered by the capping event.

The Company recognizes asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

In general, the Company engages third parties to perform most of its final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based on quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping, and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.

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

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.4% and 6.1% for the years

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

ended December 31, 2006 and 2005, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.

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

The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended December 31, 2006, the Company completed its annual review of landfill asset retirement obligations for 2006 and recorded a reduction of $2.3 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities. During the three months ended December 31, 2005, the Company completed its annual review of landfill asset retirement obligations for 2005 and recorded a $2.1 million increase in amortization expense primarily related to increases in costs for items such as excavation, construction and synthetic liner. During the three months ended March 31, 2005 and 2004, the Company completed reviews of its landfill asset retirement obligations and recorded reductions of $5.9 million and $3.2 million, respectively, in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities. The Company intends to continue to conduct future annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.

The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Asset retirement obligation liability, beginning of year	$239.5	$216.8	$204.7
Non-cash asset additions	22.8	20.4	19.6
Revisions in estimates of future cash flows	(10.0)	(8.1)	(4.3)
Acquisitions during the period	—	3.3	.6
Amounts settled during the period	(10.4)	(7.4)	(17.5)
Accretion expense	15.7	14.5	13.7

Asset retirement obligation liability, end of year	257.6	239.5	216.8
Less: Current portion (included in other current liabilities)	(29.0)	(27.0)	(14.6)

Long-term portion	$228.6	$212.5	$202.2

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $9.2 million at December 31, 2006 and is included in restricted cash in the Company’s Consolidated Balance Sheets.

The expected future payments for final capping, closure and post-closure as of December 31, 2006 are as follows:

Years Ending
December 31,

2007	$29.0
2008	32.2
2009	23.1
2010	22.5
2011	19.7
Thereafter	281.3

$407.8

The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2006.

Remediation

The Company accrues for remediation costs when they become probable and reasonably estimable. Most of the Company’s recorded remediation costs are for incremental landfill post-closure care required under approved remediation action plans for acquired landfills. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The expected future payments for remediation costs as of December 31, 2006 are as follows:

Years Ending
December 31,

2007	$13.0
2008	6.8
2009	.8
2010	.8
2011	.7
Thereafter	23.0

$45.1

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

The Company acquired various solid waste businesses during the years ended December 31, 2006, 2005 and 2004. The aggregate purchase price paid for these transactions was $4.9 million, $26.7 million and $47.4 million, respectively. In addition, during the year ended December 31, 2005, the Company entered into a $53.9 million capital lease related to a landfill.

During 2005 and 2004, $57.9 million and $28.2 million, respectively, of the total purchase price paid for acquisitions and contingent payments to former owners was allocated to landfill airspace. For landfills purchased as part of a group of assets, the allocations of purchase price were based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and were adjusted for other landfill assets and liabilities acquired (primarily final capping, closure and post-closure obligations). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.

The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Years Ended December 31,
	2006	2005	2004

Property and equipment	$4.5	$65.3	$36.6
Goodwill and other intangible assets	1.2	18.6	14.1
Restricted cash	—	—	.6
Working capital surplus (deficit)	(.7)	.3	(3.4)
Debt	—	(53.9)	—
Other assets (liabilities), net	(.1)	(3.6)	(.6)

Cash used in acquisitions, net of cash acquired	$4.9	$26.7	$47.3

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

In March 2005, the Company divested of its operations in western New York and received proceeds of $29.1 million. The Company recorded a gain in 2005 of $3.3 million on the divestiture. In November 2005, the Company sold its environmental remediation business and received proceeds of $1.2 million. The Company recorded a loss in 2005 of $2.0 million on the divestiture.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

5.	DEBT

Notes payable and long-term debt are as follows:

	December 31,
	2006	2005

$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.4 million and $1.7 million, and including $6.0 million and $5.5 million of adjustments to fair market value as of December 31, 2006 and 2005, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	442.6	442.8
$275.7 million unsecured notes, net of unamortized discount of $.2 million, and including unamortized premium of $27.1 and $27.4 million as of December 31, 2006 and 2005, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.4	248.1
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates (5.625% at December 31, 2006); maturing in 2010	45.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates (ranging from 3.25% to 5.63% at December 31, 2006); maturities ranging from 2012 to 2037	674.2	645.4
Other notes unsecured and secured by real property, equipment and other assets; fixed and floating interest rates ranging from 4.5% to 12.0%; maturing through 2025	37.7	39.5

	1,547.2	1,475.1
Less: Current portion	(2.6)	(3.0)

Long-term portion	$1,544.6	$1,472.1

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2006 (excluding discounts, premiums and adjustments to fair market value from hedging transactions) are as follows:

Years Ending
December 31,

2007	$5.8
2008	5.4
2009	104.7
2010	50.4
2011	455.5
Thereafter	989.8

1,611.6
Less amount representing interest on capital leases	(30.2)

Total	$1,581.4

In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which expires in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. As of December 31, 2006, the Company had $45.0 million of LIBOR-based borrowings and $438.5 million of letters of credit outstanding under the revolving credit facility, leaving $266.5 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At December 31, 2006, the Company was in compliance with the financial covenants under these agreements.

As of December 31, 2006, the Company had $153.3 million of restricted cash, of which $65.6 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.

Interest paid was $95.4 million, $78.1 million and $77.0 million (net of capitalized interest of $2.7 million, $2.0 million and $2.1 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium is being amortized over the life of the new notes using the effective yield method.

Other debt includes a $36.2 million capital lease liability as of December 31, 2006 related to a landfill that the Company began operating in May 2005.

The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value $210.0 million and mature in August 2011. This maturity is identical to the Company’s public notes that also mature in 2011. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6.75%. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

As of December 31, 2006, interest rate swap agreements are reflected at fair market value of $6.0 million and are included in other liabilities and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2006, 2005 and 2004, the Company recorded net interest expense of $2.3 million and net interest income of $1.1 million and $7.2 million, respectively, related to its interest rate swap agreements, which is included in interest expense in the accompanying Consolidated Statements of Income.

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$123.6	$117.0	$81.2
State	10.6	11.0	7.0
Federal and state deferred	29.9	27.5	57.6

Provision for income taxes	$164.1	$155.5	$145.8

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is shown below:

	Years Ended December 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductible expenses	.8	.5	1.3
State income taxes, net of federal benefit	1.9	2.1	2.4
Other, net	(.7)	.4	(.7)

Effective income tax rate	37.0%	38.0%	38.0%

Components of the net deferred income tax asset and liability in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2006	2005

Deferred tax assets (liabilities):
Current portion —
Book basis in property over tax basis	$4.3	$2.8
Accruals not currently deductible	4.2	3.6
Net operating loss carryforwards	1.5	2.5

Total	$10.0	$8.9

Long-term portion —
Book basis in property over tax basis	$(425.3)	$(404.4)
Accruals not currently deductible	5.6	12.2
Net operating loss carryforwards	—	2.2

Total	$(419.7)	$(390.0)

At December 31, 2006, the Company had available domestic federal and state net operating loss carryforwards of approximately $4.5 million, which begin to expire in 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. The Company provides valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000. The Company made income tax payments (net of refunds received) of approximately $198.8 million, $9.3 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $83.0 million of income taxes paid during the year ended December 31, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina. In December 2003, the Company received written approval from the Internal Revenue Service to exclude probable expansion airspace from the Company’s calculation of landfill amortization, depletion, and final capping, closure and post-closure expense for tax purposes. As a result of this change, the Company recorded a tax receivable of approximately $48.0 million which was collected or used to offset taxes payable during the year ended December 31, 2004.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 2001 through 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment against the Company in excess of liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	STOCKHOLDERS’ EQUITY

During 2000 through 2006, the Board of Directors authorized the repurchase of up to $2,050.0 million of the Company’s common stock. As of December 31, 2006, the Company had paid $1,800.8 million to repurchase 63.7 million shares of its common stock, of which 12.2 million shares were acquired during the year ended December 31, 2006 for $492.0 million.

In July 2003, the Company announced that its Board of Directors had initiated a quarterly cash dividend of $.06 per share. The dividend was increased to $.12 per share in the third quarter of 2004, to $.14 per share in the third quarter of 2005, and to $.16 per share in the third quarter of 2006. Dividends declared were $79.8 million, $73.5 million and $54.6 million during 2006, 2005 and 2004, respectively. In October 2006, the Company paid a dividend of $21.1 million to stockholders of record as of October 2, 2006. As of December 31, 2006, the Company recorded a dividend payable of approximately $20.8 million to stockholders of record at the close of business on January 2, 2007.

8.	EMPLOYEE BENEFIT PLANS

In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. As of December 31, 2006, there were 3.3 million stock units reserved for future grants under the Stock Incentive Plan.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The following table summarizes the stock option activity for the years ended 2004, 2005 and 2006:

		Weighted-Average
	Shares	Exercise Price

Units outstanding at December 31, 2003	11.8	$17.18
Granted	1.7	26.18
Exercised	(2.3)	16.24
Cancelled	(.2)	19.72

Units outstanding at December 31, 2004	11.0	18.68
Granted	1.7	30.96
Exercised	(4.3)	17.14
Cancelled	(.2)	22.33

Units outstanding at December 31, 2005	8.2	21.94
Granted	.9	39.03
Exercised(a)	(3.4)	21.18

Units outstanding at December 31, 2006	5.7	25.14

Exercisable at December 31, 2006	4.8	22.50

(a)	The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006 was $66.4 million.

The Company’s Board of Directors approved the acceleration of the vesting of all outstanding stock options previously awarded to employees, effective December 30, 2005. As a result of this acceleration, the Company recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of SFAS 123(R) and in anticipation of changes to the Company’s compensation programs beginning in 2007.

The following table summarizes information about the Company’s outstanding and exercisable stock options at December 31, 2006:

	Outstanding				Exercisable
				Weighted-				Weighted-
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Range of Exercise Prices	Shares	Price	Value	Life (in Years)	Shares	Price	Value	Life (in Years)

$10.88 — $16.31	.4	$14.00	$9.3	3.6	.4	$14.00	$9.3	3.6
$17.00 — $18.81	1.4	17.71	33.2	2.4	1.4	17.71	33.2	2.4
$18.97 — $22.63	.9	19.29	19.9	5.9	.9	19.29	19.8	5.9
$23.00 — $28.70	1.0	26.07	13.9	6.6	1.0	26.07	13.8	6.6
$28.79 — $36.25	1.1	30.93	10.9	8.0	1.1	30.93	10.9	8.0
$37.56 — $44.01	.9	39.04	1.5	6.1	—	37.56	—	—

	5.7	25.14	$88.7	5.5	4.8	22.50	$87.0	5.3

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

Also during the three months ended March 31, 2006 and 2005, the Company awarded 85,000 and 82,000 shares of restricted stock, respectively, to its executive officers. 13,000 of the shares awarded during 2006 vest effective January 1, 2007. The remaining shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.

The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the years ended December 31, 2006, 2005 and 2004, compensation expense related to stock units and restricted shares of $4.9 million, $3.2 million and $1.8 million, respectively, was recorded. The compensation expense for restricted stock during the year ended December 31, 2006 includes $1.4 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R). No other stock units or restricted shares were granted during the year ended December 31, 2006.

A summary of deferred stock unit and restricted stock activity for the years ended December 31, 2004, 2005 and 2006 is as follows:

		Weighted-Average
	Deferred Stock	Grant Date
	Units and	Fair Value
	Restricted Stock	per Share
	(in thousands)

Unissued at December 31, 2003	—	$—
Granted	104.5	26.40

Unissued at December 31, 2004	104.5	26.40
Granted	106.7	30.90
Vested and issued	(46.5)	26.16

Unissued at December 31, 2005	164.7	29.38
Granted	109.9	39.03
Vested and issued	(82.0)	28.81

Unissued at December 31, 2006	192.6	35.13

Vested and unissued at December 31, 2006	71.7	32.65

The Company also maintains the Republic Services 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to a maximum of 25% of eligible compensation, as defined. In 2005 and 2004, the Company provided matching contributions of 50% of the amount contributed by each participant up to 4% of the employee’s salary. Effective January 1, 2006, the Plan was amended to increase the employer matching contribution to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee. The employer match was made in shares of the Company’s common stock through June 30, 2005. Contributions made after that date were funded in cash. Total expense

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

recorded for the Company’s matching 401(k) contribution in 2006, 2005 and 2004 was $10.1 million, $4.2 million and $3.5 million, respectively. Both employee and Company contributions vest immediately.

9.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including restricted stock and vested but unissued deferred stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards. In computing diluted earnings per share, the Company utilizes the treasury stock method.

Earnings per share for the years ended December 31, 2006, 2005 and 2004 are calculated as follows:

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income	$279,600	$253,700	$237,900

Denominator:
Denominator for basic earnings per share	133,642	142,426	152,779
Effect of dilutive securities —
Options to purchase common stock	1,593	2,550	2,553
Unvested restricted stock awards	2	7	3

Denominator for diluted earnings per share	135,237	144,983	155,335

Basic earnings per share	$2.09	$1.78	$1.56

Diluted earnings per share	$2.07	$1.75	$1.53

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	916	—	—
Weighted-average exercise price	$39.02	$35.31	$31.50

10.	SEGMENT INFORMATION

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue(b)	Revenue	Accretion(c)	(Loss)	Expenditures	Assets

Eastern Region	$667.5	$(98.7)	$568.8	$43.7	$92.4	$43.8	$879.7
Central Region	815.1	(180.0)	635.1	90.7	111.4	72.1	1,126.1
Southern Region	887.4	(89.3)	798.1	75.3	153.6	69.3	895.4
Southwestern Region	378.2	(43.9)	334.3	34.6	58.5	25.5	447.3
Western Region	917.6	(181.8)	735.8	61.6	171.1	74.4	856.4
Corporate Entities(a)	(1.5)	—	(1.5)	5.8	(67.5)	52.5	224.5

Total	$3,664.3	$(593.7)	$3,070.6	$311.7	$519.5	$337.6	$4,429.4

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2005	Revenue	Revenue(b)	Revenue	Accretion(c)	(Loss)	Expenditures	Assets

Eastern Region	$642.9	$(99.2)	$543.7	$44.6	$92.2	$80.3	$880.2
Central Region	728.8	(161.0)	567.8	82.2	103.5	79.9	1,125.8
Southern Region	822.1	(87.4)	734.7	73.6	121.4	75.6	909.4
Southwestern Region	358.6	(37.8)	320.8	29.3	50.9	27.3	457.1
Western Region	874.2	(180.3)	693.9	59.4	163.9	64.5	835.9
Corporate Entities(a)	3.0	—	3.0	4.2	(54.7)	1.1	342.1

Total	$3,429.6	$(565.7)	$2,863.9	$293.3	$477.2	$328.7	$4,550.5

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2004	Revenue	Revenue(b)	Revenue	Accretion(c)	(Loss)	Expenditures	Assets

Eastern Region	$648.6	$(103.2)	$545.4	$43.8	$81.4	$51.4	$878.5
Central Region	700.9	(156.6)	544.3	79.4	102.6	84.9	1,083.6
Southern Region	751.9	(79.6)	672.3	66.7	112.8	71.4	879.3
Southwestern Region	342.1	(33.0)	309.1	30.6	42.2	24.7	405.3
Western Region	788.4	(151.9)	636.5	48.3	160.6	48.7	817.6
Corporate Entities(a)	.6	(.1)	.5	4.3	(47.3)	2.7	400.3

Total	$3,232.5	$(524.4)	$2,708.1	$273.1	$452.3	$283.8	$4,464.6

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to their operating locations and facilities.

(b)	Intercompany operating revenue reflects transactions within and between segments and are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion include net reductions in amortization expense recorded during 2006, 2005 and 2004 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2006 and 2005 is as follows:

	Balance as of			Balance as of
	December 31,			December 31,
	2005	Acquisitions	Divestitures	2006

Eastern Region	$422.0	$.2	$(.1)	$422.1
Central Region	374.1	1.0	(1.2)	373.9
Southern Region	326.6	—	—	326.6
Southwestern Region	133.1	(.2)	(.3)	132.6
Western Region	308.0	—	(.3)	307.7

Total	$1,563.8	$1.0	$(1.9)	$1,562.9

	Balance as of			Balance as of
	December 31,			December 31,
	2004	Acquisitions	Divestitures	2005

Eastern Region	$436.4	$—	$(14.4)	$422.0
Central Region	357.6	17.1	(.6)	374.1
Southern Region	326.5	.1	—	326.6
Southwestern Region	133.6	—	(.5)	133.1
Western Region	308.6	(.6)	—	308.0

Total	$1,562.7	$16.6	$(15.5)	$1,563.8

Total revenue of the Company by revenue source for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004

Collection:
Residential	$734.3	$683.6	$655.2
Commercial	860.1	781.1	737.9
Industrial	649.7	597.8	558.1
Other	74.3	76.6	62.2

Total collection	2,318.4	2,139.1	2,013.4

Transfer and disposal	1,182.1	1,108.6	1,031.0
Less: Intercompany	(588.6)	(560.1)	(519.8)

Transfer and disposal, net	593.5	548.5	511.2
Other	158.7	176.3	183.5

Revenue	$3,070.6	$2,863.9	$2,708.1

11.	OTHER COMPREHENSIVE INCOME

During September 2006, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settle each

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, $1.4 million representing the effective portion of the change in fair value as of December 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Consolidated Statements of Income for the year ended December 31, 2006. Realized losses of $.9 million related to these option agreements are included in Cost of Operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2006.

During October 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settled each month in equal notional amounts of 500,000 gallons through December 2006. In accordance with SFAS 133, $.4 million representing the effective portion of the change in fair value as of December 31, 2005, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized losses of $.4 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2006.

During March 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements settled each month in equal notional amounts through December 2005. The ineffective portion of the change in fair value was not material for the year ended December 31, 2005 and was included in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized gains of $2.5 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2005.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Lease Commitments

The Company and its subsidiaries lease real property, equipment and software under various other operating leases with terms from one month to fifteen years. Rent expense during the years ended December 31, 2006, 2005 and 2004 was approximately $11.8 million, $12.3 million and $11.4 million, respectively.

Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2006 are as follows:

Years Ending
December 31,

2007	$5.0
2008	3.3
2009	2.5
2010	1.7
2011	1.0
Thereafter	4.1

$17.6

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments at December 31, 2006 are as follows:

Years Ending
December 31,

2007	$18.2
2008	13.0
2009	11.1
2010	2.2
2011	2.1
Thereafter	11.3

$57.9

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

The Company’s liabilities for unpaid and incurred but not reported claims at December 31, 2006 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits)

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

were $157.7 million under its current risk management program and are included in other current and other liabilities in the Company’s Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Consolidated Statements of Income in the periods in which such adjustments are known.

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

Restricted Cash and Other Financial Guarantees

In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	December 31,	December 31,
	2006	2005

Letters of credit	$638.4	$550.3
Surety bonds	463.4	388.7

As of December 31, 2006, $438.5 of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of December 31, 2006, surety bonds expire on various dates through 2011.

The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	December 31,	December 31,
	2006	2005

Restricted cash:
Financing proceeds	$65.6	$144.9
Financial guarantees	—	25.3
Other	87.7	85.1

	$153.3	$255.3

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 2001 through 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment against the Company in excess of liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Income by quarter for 2006 and 2005:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2006	$737.5	$779.8	$787.1	$766.2
	2005	677.2	718.6	730.0	738.1

Operating income	2006	$122.4	$134.0	$133.4	$129.7
	2005	119.5	122.9	119.4	115.4

Net income(a)	2006	$64.6	$70.8	$77.3	$66.9
	2005	65.5	64.4	63.8	60.0

Diluted earnings per share(a)	2006	$.46	$.52	$.58	$.51
	2005	.43	.44	.45	.43

Weighted average common and common equivalent shares outstanding	2006	139.5	136.7	133.1	131.6
	2005	151.0	145.4	142.6	141.0

(a)	During the third quarter of 2006, the Company recorded a $5.1 million income tax benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000.

14.	SUBSEQUENT EVENT

In January 2007, the Company’s Board of Directors approved a 3-for-2 stock split effective on March 16, 2007, to stockholders of record as of March 5, 2007.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on the specified criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2007 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2006, 2005 and 2004.

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

Exhibit
Number		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	—	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1	—	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	—	Indenture dated May 24, 1999 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number		Description of Exhibit

4.3	—	7 1/8% Note due May 15, 2009 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.4	—	7 1/8% Note due May 15, 2009 in the principal amount of $175,000,000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.5	—	Indenture dated as of August 15, 2001, by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.6	—	First Supplemental Indenture, dated as of August 15, 2001 by Republic Services, Inc. to The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.7	—	6 3/4% Senior Note due 2011, in principal amount of $400,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.8	—	6 3/4% Senior Note due 2011, in principal amount of $50,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.9	—	Second Supplemental Indenture, dated as of March 21, 2005 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated May 6, 2005).
4.10	—	6.086% Note due March 15, 2035, in the principal amount of $275,674,000 (incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
4.11	—	Credit Agreement dated June 28, 2005 among Republic Services, Inc., Bank of America N.A. as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 5, 2005).
4.12	—	The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10.1	—	Republic Services, Inc. 1998 Stock Incentive Plan (as amended and restated March 6, 2002) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10.2	—	Employment Agreement dated October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	—	Employment Agreement dated October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	—	Employment Agreement dated October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.5	—	Employment Agreement dated July 31, 2001 by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	—	Employment Agreement dated January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
10.7	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

Exhibit
Number		Description of Exhibit

10.8	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.9	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.10	—	Amendment Number One dated February 28, 2003 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.11	—	Republic Services, Inc. Deferred Compensation Plan (as Amended and Restated November 1, 2003) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2005).
10.12	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.13	—	Amendment Number One dated October 10, 2006 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.14	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.15	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 10, 2006).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young LLP (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	—	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*	$275,674,000 of the Notes due May 15, 2009 were exchanged for the Notes due March 15, 2035.

Each of Exhibits 10.1 to 10.15 is a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

REPUBLIC SERVICES, INC.

By:	/s/ JAMES E. O’CONNOR
James E. O’Connor
Chairman of the Board and Chief Executive
Officer (principal executive officer)

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2007

/s/ Harris W. Hudson Harris W. Hudson	Vice Chairman and Director	February 23, 2007

/s/ Tod C. Holmes Tod C. Holmes	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2007

/s/ Charles F. Serianni Charles F. Serianni	Vice President and Chief Accounting Officer (principal accounting officer)	February 23, 2007

/s/ John W. Croghan John W. Croghan	Director	February 23, 2007

/s/ W. Lee Nutter W. Lee Nutter	Director	February 23, 2007

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 23, 2007

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 23, 2007

/s/ Michael W. Wickham Michael W. Wickham	Director	February 23, 2007

REPUBLIC SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
(in millions)

	Balance at	Additions	Accounts		Balance at
	Beginning	Charged to	Written		End
	of Year	Income	Off	Other(1)	of Year

CLASSIFICATIONS
Allowance for doubtful accounts:
2006	$17.3	$8.4	$(6.9)	$—	$18.8
2005	18.0	6.5	(7.3)	.1	17.3
2004	19.0	8.0	(9.0)	—	18.0

(1)	Allowance of acquired and divested businesses, net.