Form 10-Q
period 2007-03-31
REPUBLIC SERVICES INC
filed 2007-05-07
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 30, 2007, the registrant had outstanding 193,569,160 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20.3	$29.1
Accounts receivable, less allowance for doubtful accounts of $18.2 and $18.8, respectively	297.7	293.8
Prepaid expenses and other current assets	65.1	60.5
Deferred tax assets	25.6	10.0

Total Current Assets	408.7	393.4
RESTRICTED CASH	142.0	153.3
PROPERTY AND EQUIPMENT, NET	2,140.5	2,163.8
GOODWILL, NET	1,562.7	1,562.9
INTANGIBLE ASSETS, NET	29.5	31.0
OTHER ASSETS	127.2	125.0

	$4,410.6	$4,429.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$108.8	$161.5
Accrued liabilities	145.6	188.2
Deferred revenue	110.6	107.0
Notes payable and current maturities of long-term debt	2.5	2.6
Other current liabilities	167.4	142.9

Total Current Liabilities	534.9	602.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,549.7	1,544.6
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	277.2	260.7
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	466.2	419.7
OTHER LIABILITIES	182.0	180.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 194,355,614 and 193,711,579 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	1.2	1,617.5
Retained earnings	1,419.9	1,602.6
Treasury stock, at cost (874,042 and 0 shares, respectively)	(26.2)	(1,800.8)
Accumulated other comprehensive income, net of tax	3.8	.9

Total Stockholders’ Equity	1,400.6	1,422.1

	$4,410.6	$4,429.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
REVENUE	$765.6	$737.5
EXPENSES:
Cost of operations	486.7	456.4
Depreciation, amortization and depletion	79.0	73.1
Accretion	4.1	3.8
Selling, general and administrative	81.1	81.8

OPERATING INCOME	114.7	122.4
INTEREST EXPENSE	(24.0)	(22.1)
INTEREST INCOME	3.3	3.3
OTHER INCOME (EXPENSE), NET	.4	.6

INCOME BEFORE INCOME TAXES	94.4	104.2
PROVISION FOR INCOME TAXES	40.5	39.6

NET INCOME	$53.9	$64.6

BASIC EARNINGS PER SHARE	$.28	$.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	193.7	202.1

DILUTED EARNINGS PER SHARE	$.28	$.31

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	195.6	205.1

CASH DIVIDENDS PER COMMON SHARE	$.1067	$.0933

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income

BALANCE AT DECEMBER 31, 2006	194.5	$1.9	$1,617.5	$1,602.6	$(1,800.8)	$.9
Net income	—	—	—	53.9	—	—	$53.9
Adoption of FIN 48	—	—	—	(5.6)	—	—	—
Stock split	—	—	(1,635.0)	(210.3)	1,845.3	—	—
Cash dividends declared	—	—	—	(20.7)	—	—	—
Issuances of common stock	.6	—	15.6	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	1.6	—	—	—	—
Compensation expense for stock options	—	—	1.5	—	—	—	—
Purchases of common stock for treasury	(1.7)	—	—	—	(70.7)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	2.9	2.9

Total comprehensive income	—	—	—	—	—	—	$56.8

BALANCE AT MARCH 31, 2007	193.5	$1.9	$1.2	$1,419.9	$(26.2)	$3.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$53.9	$64.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	46.9	44.1
Landfill depletion and amortization	30.2	27.2
Amortization of intangible and other assets	1.9	1.8
Accretion	4.1	3.8
Restricted stock and deferred stock unit compensation expense	1.6	3.1
Stock option compensation expense	1.5	1.9
Deferred tax provision	2.9	(.9)
Provision for doubtful accounts	1.1	2.4
Income tax benefit from stock option exercises	4.3	7.0
(Gains) losses, net on sales of businesses	—	(.2)
Other non-cash items	4.8	.1
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(5.0)	(.6)
Prepaid expenses and other assets	(3.9)	(7.8)
Accounts payable and accrued liabilities	(93.8)	(83.5)
Federal income taxes payable	25.6	(67.5)
Other liabilities	23.1	8.7

	99.2	4.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(44.1)	(90.5)
Proceeds from sales of property and equipment	1.0	7.5
Cash used in business acquisitions, net of cash acquired	—	(3.2)
Cash proceeds from business dispositions, net of cash disposed	.3	2.4
Change in amounts due and contingent payments to former owners	—	(.4)
Change in restricted cash	11.3	(13.8)

	(31.5)	(98.0)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	55.0	125.0
Payments of notes payable and long-term debt	(51.4)	(41.3)
Issuances of common stock	10.7	45.7
Excess income tax benefit from stock option exercises	.7	7.5
Purchases of common stock for treasury	(70.7)	(140.6)
Cash dividends paid	(20.8)	(19.4)

	(76.5)	(23.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(8.8)	(116.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.1	131.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.3	$14.9

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
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Form 10-K for the year ended December 31, 2006.
     The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes, uncertain tax positions and self-insurance.
     In January 2007, the Company’s Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. The Company’s shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods to reflect the stock split.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” effective January 1, 2007. As a result of adopting the provisions of FIN 48, the Company recorded a $5.6 million cumulative adjustment to decrease beginning retained earnings in the first quarter 2007. In accordance with the transition requirements of FIN 48, results of prior periods have not been restated. (For further information, see Note 7, Income Taxes.)
     The following table summarizes the balance sheet impact of adopting FIN 48 as of January 1, 2007:

	Balance as of		Balance as of
	December 31,		January 1,
	2006	Change	2007
Assets:
Deferred tax assets	$10.0	$16.0	$26.0

Liabilities:
Other current liabilities	142.9	(25.8)	117.1
Deferred income taxes and other long-term tax liabilities	419.7	47.4	467.1

Stockholders’ Equity:
Retained earnings	1,602.6	(5.6)	1,597.0

New Accounting Pronouncements
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
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not believe that SFAS 159 will have a material impact on its Consolidated Financial Statements.
     There are no other new accounting pronouncements that are significant to the Company.
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	March 31,	December 31,
	2007	2006
Landfill final capping, closure and post-closure liabilities	$269.7	$257.6
Remediation	59.8	45.1

	329.5	302.7
Less: Current portion (included in other current liabilities)	(52.3)	(42.0)

Long-term portion	$277.2	$260.7

Life Cycle Accounting
     The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. Costs and airspace estimates are developed at least annually by engineers. These estimates are used by the Company’s operating and accounting personnel to adjust the Company’s rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, timing of payments, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates and changes due to the addition of airspace lying in probable expansion areas.
Total Available Disposal Capacity
     As of March 31, 2007, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.

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
     Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining its expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly.
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
     Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the discounted future expected cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company’s expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

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
     Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. These estimates are reviewed by management and are used by the Company’s operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, the Company currently retains post-closure responsibility for several closed landfills.
     Under SFAS 143, a liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, “Using Cash Flow and Present Value in Accounting Measurements” (“SFAC 7”). The offset to the liability must be capitalized as part of the carrying amount of the related long-lived asset. Changes in the liability due to the passage of time are recognized as operating items in the income statement and are referred to as accretion expense. Changes in the liability due to revisions of estimated future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. In certain cases, these adjustments affect amortization expense and accumulated amortization as well.
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
     The Company defines final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping occurs in phases throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. The Company considers final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with waste actually placed under an area to be capped. As a result, the Company uses a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. The Company amortizes the asset recorded pursuant to this approach as waste volume equivalent to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace covered by the capping event.

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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.4% and 6.1% for the three months ended March 31, 2007 and 2006, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2007, the Company reviewed its landfill retirement obligations for certain of its landfills and recorded an increase of $5.0 million in amortization expense. The Company intends to conduct annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006

Asset retirement obligation liability, beginning of year	$257.6	$239.5
Non-cash asset additions	4.5	5.6
Revisions in estimates of future cash flows	5.6	—
Amounts settled during the period	(2.1)	(.4)
Accretion expense	4.1	3.8

Asset retirement obligation liability, end of period	269.7	248.5
Less: Current portion (included in other current liabilities)	(26.9)	(26.6)

Long-term portion	$242.8	$221.9

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $9.6 million at March 31, 2007 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
Remediation
     The Company accrues for remediation costs when they become probable and reasonably estimable. Substantially all of the Company’s recorded remediation costs are for incremental work to be performed under approved remediation action plans. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     During the three months ended March 31, 2007, the Company recorded a pre-tax charge of $22.0 million, of which $19.9 million was recorded for remediation costs related to costs to comply with Final Findings and Orders (the “F&Os”) issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide Recycling and Disposal Facility in East Sparta, Ohio (“Countywide”). The remaining $2.1 million of the pre-tax charge consists of landfill amortization expense related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143. The Company will adjust this charge, if necessary, to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. While the Company intends to vigorously pursue financial contribution from third parties for its costs to comply with the F&Os, the Company has not recorded any receivables for potential recoveries.
     No other significant amounts were charged to income for remediation costs during the three months ended March 31, 2007 and 2006.
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
     Landfill development costs are stated at cost and are amortized or depleted based on consumed airspace. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets accrued in accordance with SFAS 143. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill and Environmental Costs.)
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized was $.6 million and $.3 million for the three months ended March 31, 2007 and 2006, respectively.
     A summary of property and equipment is as follows:

	March 31,	December 31,
	2007	2006
Other land	$105.9	$105.9
Non-depletable landfill land	52.7	52.7
Landfill development costs	1,750.6	1,722.2
Vehicles and equipment	1,909.9	1,886.8
Buildings and improvements	307.8	307.5
Construction-in-progress — landfill	54.1	61.1
Construction-in-progress — other	10.6	12.3

	4,191.6	4,148.5

Less: Accumulated depreciation, depletion and amortization — Landfill development costs	(960.8)	(930.6)
Vehicles and equipment	(996.7)	(963.5)
Buildings and improvements	(93.6)	(90.6)

	(2,051.1)	(1,984.7)

Property and equipment, net	$2,140.5	$2,163.8

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
     The Company acquired various solid waste businesses during the three months ended March 31, 2006. The aggregate purchase price paid for these transactions was $3.2 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 6 to 10 years.
     The following table summarizes the activity in the intangible asset and the related accumulated amortization accounts for the three months ended March 31, 2007 and 2006:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	(.1)	—	(.1)
Divestitures	(.1)	—	(.1)

Balance, March 31, 2007	$1,704.4	$66.6	$1,771.0

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(1.5)	(1.5)

Balance, March 31, 2007	$(141.7)	$(37.1)	$(178.8)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	1.2	—	1.2
Divestitures	(.5)	—	(.5)

Balance, March 31, 2006	$1,706.3	$56.8	$1,763.1

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(1.5)	(1.5)
Divestitures	.1	—	.1

Balance, March 31, 2006	$(141.7)	$(31.3)	$(173.0)

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

6. DEBT
     Notes payable and long-term debt are as follows:

	March 31,	December 31,
	2007	2006

$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.3 million and $1.4 million, and including $4.7 million and $6.0 million of adjustments to fair market value related to the interest rate swap as of March 31, 2007 and December 31, 2006, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	444.0	442.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $27.1 million as of March 31, 2007 and December 31, 2006; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.4	248.4
$750.0 million unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2010	50.0	45.0
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2012 to 2037	673.3	674.2
Other debt; unsecured and secured by real property, equipment and other assets	37.2	37.7

	1,552.2	1,547.2
Less: Current portion	(2.5)	(2.6)

Long-term portion	$1,549.7	$1,544.6

      As of March 31, 2007, the Company had $50.0 million of LIBOR-based borrowings and $442.7 million of letters of credit outstanding under its $750.0 million unsecured revolving credit facility, leaving $257.3 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At March 31, 2007, the Company was in compliance with the financial covenants under these agreements. During April 2007, the Company increased its unsecured revolving credit facility to $1.0 billion and extended the term to 2012.
     Approximately two-thirds of the Company’s tax-exempt bonds and other tax-exempt financings are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the bonds can be put back to the Company. These bonds have been classified as long-term because they are supported by letters of credit issued under the Company’s long-term revolving line of credit or due to the Company’s ability and intent to refinance these bonds using availability under its revolving line of credit, if necessary.
     As of March 31, 2007, the Company had $142.0 million of restricted cash, of which $53.9 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
     Interest paid was approximately $31.7 million (net of capitalized interest of $.6 million) and $30.7 million (net of capitalized interest of $.3 million) for the three months ended March 31, 2007 and 2006, respectively.
     Other debt includes a $35.9 million capital lease liability as of March 31, 2007 related to a landfill.
     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The outstanding swap agreements have a total notional value of $210.0 million and mature in August 2011.

This maturity is identical to the Company’s public notes that were sold in 2001. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6.75%. The Company has designated these agreements as hedges in changes in the fair value of the Company’s hedged fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s hedged fixed rate debt due to changes in interest rates.
     As of March 31, 2007, the interest rate swap agreements are reflected at a fair market value of $4.7 million and are included in other liabilities and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2007 and 2006, the Company recorded net interest expense of $.6 million and $.5 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the three months ended March 31, 2007 and 2006 based on the Company’s anticipated annual effective income tax rate. Income tax expense for the three months ended March 31, 2007 also includes a $4.2 million charge related to the resolution of various income tax matters. Income taxes paid (net of refunds received) were $.4 million and $92.2 million for the three months ended March 31, 2007 and 2006, respectively.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition, and requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provisions of FIN 48 effective January 1, 2007. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $5.6 million reduction to the January 1, 2007 balance of retained earnings.
     As of January 1, 2007, the Company had approximately $56.4 million of total gross unrecognized tax benefits. Of this total, approximately $7.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.
     The Company’s policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Consolidated Statements of Income. The Company has recorded a liability of $12.4 million for interest and penalties, which is included as a component of the liabilities for uncertain tax positions at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. The Company has effectively concluded all U.S. federal income tax matters for years through 2000. The Internal Revenue Service is currently examining the Company’s consolidated tax returns for fiscal years 2001 through 2004. All significant state and local income tax matters have been effectively concluded for years through 2000.
     To date, the Internal Revenue Service has proposed, and management has agreed to, certain adjustments related to tax returns under examination that management expects will not have a material impact on the Company’s financial position or results of operations. Unrecognized tax benefits for the examinations in progress were $10.3 million as of January 1, 2007. Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken in previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant taxing authorities, it is not possible to estimate the impact of any amount of such changes. Any such changes will be recorded prospectively. It is expected that the unrecognized tax benefits related to the examinations will be settled in 2007. The unrecognized tax benefits that are expected to be settled primarily relate to depreciation and tax credits.

8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“Stock Incentive Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the Stock Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. As of March 31, 2007, there were 3.4 million shares reserved for future grants under the Stock Incentive Plan.
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
A summary of stock option activity for the three months ended March 31, 2007 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at December 31, 2006.	8.6	$16.76
Granted	1.3	29.31
Exercised (a)	(.8)	12.73

Outstanding at March 31, 2007	9.1	$19.02

Exercisable at March 31, 2007 (b)	6.7	$15.83

(a)	The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 was $13.2 million.

(b)	Stock options exercisable as of March 31, 2007 have a weighted-average contractual term remaining of 5.6 years and an aggregate intrinsic value of $80.4 million based on the market value of the Company’s common stock as of March 30, 2007.
     As a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006, the Company recorded $1.5 million and $.9 million of equity-based compensation expense for stock options during the three months ended March 31, 2007 and 2006, respectively. Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of all of its outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. Consequently, no additional compensation expense will be recognized under SFAS 123(R) for these options.
     SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $.7 million and $7.5 million of its excess tax benefits as cash flows from financing activities for the three months ended March 31, 2007 and 2006, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

     The Company uses a lattice binomial option-pricing model to value its stock option grants. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the three months ended March 31, 2007 and 2006 was $6.49 and $6.23 per option, respectively, which were calculated using the following weighted-average assumptions:

	Three Months
	Ended March 31,
	2007	2006
Expected volatility	23.5%	26.7%
Risk-free interest rate	4.8%	4.6%
Dividend yield	1.5%	1.4%
Expected life	4.0 years	4.2 years
Contractual life	7 years	7 years
Estimated forfeiture rate	5.0%	5.0%
     Expected volatilities are based on the Company’s historical stock prices over the contractual terms of the options and other factors. The risk-free interest rates used are based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life. The dividend yield reflects the Company’s dividend yield at the date of grant. The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual terms of the options and the Company’s employees’ historical exercise and post-vesting employment termination behavior, weighted to reflect the job level demographic profile of the employees receiving the option grants. The estimated forfeiture rate is based on historical forfeitures and is adjusted periodically based on actual results.
     As of March 31, 2007, there was $11.4 million of total unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.9 years.
     During the three months ended March 31, 2007 and 2006, the Company awarded 36,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. These stock units vest immediately, but the directors receive the underlying shares only after their Board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
     Also during the three months ended March 31, 2007 and 2006, the Company awarded 186,000 and 127,500 shares of restricted stock, respectively, to its executive officers. 21,000 and 19,500 of the shares awarded during 2007 and 2006, respectively, vest effective January 1 of the subsequent year. 135,000 and 108,000 of the shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. The remaining shares awarded during 2007 vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the three months ended March 31, 2007 and 2006, compensation expense related to stock units and restricted stock of $1.6 million and $3.1 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. The compensation expense for restricted stock recorded during the three months ended March 31, 2006 includes $1.8 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R).

     A summary of deferred stock unit and restricted stock activity for the three months ended March 31, 2007 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value
	(in thousands)	per Share
Unissued at December 31, 2006	289.0	$23.42
Granted	235.9	29.31
Vested and issued	(127.5)	23.71

Unissued at March 31, 2007	397.4	$26.82

Vested and unissued at March 31, 2007	107.9	$21.80

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through March 31, 2007, the Board of Directors authorized the repurchase of up to $2,050.0 million of the Company’s common stock. As of March 31, 2007, the Company had paid $1,871.5 million to repurchase 65.4 million shares of its common stock of which 1.7 million shares were acquired during the three months ended March 31, 2007 for $70.7 million.
     In January 2007, the Company’s Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007 to stockholders of record as of March 5, 2007. The Company distributed 64.5 million shares from treasury stock to effect the stock split. In connection therewith, the Company transferred $1.6 billion from treasury stock to additional paid-in capital and $.2 billion from treasury stock to retained earnings, representing the weighted average cost of the treasury shares distributed.
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.04 per share. The dividend was increased to $.08 per share in the third quarter of 2004, to $.0933 per share in the third quarter of 2005 and to $.1067 per share in the third quarter of 2006. In January 2007, the Company paid a dividend of $20.8 million to stockholders of record as of January 2, 2007. As of March 31, 2007, the Company recorded a dividend payable of $20.7 million to stockholders of record at the close of business on April 2, 2007. In April 2007, the Company’s Board of Directors declared a regular quarterly dividend of $.1067 per share payable to stockholders of record as of July 2, 2007.
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

     Earnings per share for the three months ended March 31, 2007 and 2006 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006
Numerator:
Net income	$53,900	$64,600

Denominator:
Denominator for basic earnings per share	193,660	202,083
Effect of dilutive securities —
Options to purchase common stock	1,976	2,966
Unvested restricted stock awards	1	7

Denominator for diluted earnings per share	195,637	205,056

Basic earnings per share	$.28	$.32

Diluted earnings per share	$.28	$.31

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	1,399	1,389
Weighted-average exercise price	$29.27	$26.00
10. OTHER COMPREHENSIVE INCOME
     During January 2007, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commence on January 1, 2008 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2010. In accordance with SFAS 133, $2.0 million representing the effective portion of the change in fair value as of March 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007.
     During September 2006, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, $.5 million representing the effective portion of the change in fair value as of March 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007. Realized losses of $.9 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007.
     During October 2005, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on January 1, 2006 and settled each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, $.3 million representing the effective portion of the change in fair value as of March 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized losses of $.2 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006.

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
     Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue (b)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region (c) (d)	$159.9	$(22.3)	$137.6	$14.2	$6.7	$5.2	$877.3
Central Region	189.5	(40.1)	149.4	21.3	23.4	4.6	1,112.6
Southern Region	227.0	(23.3)	203.7	17.9	43.7	12.5	891.9
Southwestern Region	96.8	(11.5)	85.3	8.3	15.5	6.1	446.2
Western Region (c)	238.7	(49.3)	189.4	19.6	43.9	8.7	855.1
Corporate Entities (a)	.2	—	.2	1.8	(18.5)	7.0	227.5

Total	$912.1	$(146.5)	$765.6	$83.1	$114.7	$44.1	$4,410.6

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue (b)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region	$158.4	$(22.8)	$135.6	$10.8	$25.3	$5.6	$877.5
Central Region	190.1	(42.0)	148.1	22.9	26.2	6.7	1,118.2
Southern Region	216.1	(22.3)	193.8	18.2	36.9	9.5	886.4
Southwestern Region	92.5	(10.4)	82.1	8.8	13.5	6.9	453.7
Western Region	222.5	(44.2)	178.3	14.8	39.1	7.6	823.2
Corporate Entities (a)	(.4)	—	(.4)	1.4	(18.6)	54.2	312.5

Total	$879.2	$(141.7)	$737.5	$76.9	$122.4	$90.5	$4,471.5

(a)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations.

(b)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(c)	Depreciation, amortization, depletion and accretion includes an increase in amortization expense of $5.0 million recorded during the three months ended March 31, 2007 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities for certain landfills in accordance with SFAS 143.

(d)	Operating income includes a charge of $21.3 million recorded during the three months ended March 31, 2007 related to estimated costs to comply with Final Findings & Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide facility.

     Total revenue of the Company by revenue source for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months
	Ended March 31,
	2007	2006 (a)

Collection:
Residential	$195.8	$183.5
Commercial	230.4	214.0
Industrial	155.7	157.6
Other	4.8	6.1

Total collection	586.7	561.2

Transfer and disposal	278.8	277.9
Less: Intercompany	(145.0)	(140.5)

Transfer and disposal, net	133.8	137.4
Other	45.1	38.9

Revenue	$765.6	$737.5

(a)	Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
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
Lease Commitments
     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one month to fifteen years.
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
     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2007 (which includes claims for worker’s compensation, general liability, vehicle liability and employee health care benefits) were $161.3 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.
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
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and/or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	March 31,	December 31,
	2007	2006

Letters of credit	$643.5	$638.4
Surety bonds	475.1	463.4
     As of March 31, 2007, $442.7 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of March 31, 2007, surety bonds expire on various dates through 2014.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities and other amounts held in trust as a financial guarantee of the Company’s performance as follows:

	March 31,	December 31,
	2007	2006

Restricted cash:
Financing proceeds	$53.9	$65.6
Other	88.1	87.7

	$142.0	$153.3

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
     During the first quarter of 2007, the Company received F&Os from the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide facility. During the three months ended March 31, 2007, the Company recorded a pre-tax charge of $22.0 million related to estimated costs to comply with the F&Os. The estimated costs were based on current information and engineering analyses. The Company will adjust this charge, if necessary, to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. In addition, the Stark County Health Department, in connection with the annual issuance of Countywide’s operating license, is evaluating the environmental conditions that are the subject of the F&Os. The Company expects that the Health Department will make a decision regarding the renewal of Countywide’s operating license in May 2007.
     The Company is subject to various federal, state and local tax rules and regulations. The Company’s compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in the Company’s tax filings. As such, to provide for certain potential tax exposures, the Company maintains liabilities for uncertain tax positions for its estimate of the final outcome of the examinations. (For further information related to the Company’s liabilities for uncertain tax positions, see Note 7, Income Taxes.)
     The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 2001 through 2004. Management believes that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against the Company in excess of the liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-K for the year ended December 31, 2006.
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 136 collection companies in 21 states. We also own or operate 93 transfer stations, 58 solid waste landfills and 33 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
     The following table reflects our revenue by source for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended
	March 31,
	2007		2006 (a)

Collection:
Residential	$195.8	25.6%	$183.5	24.9%
Commercial	230.4	30.1	214.0	29.0
Industrial	155.7	20.3	157.6	21.4
Other	4.8	.6	6.1	.8

Total collection	586.7	76.6	561.2	76.1

Transfer and disposal	278.8		277.9
Less: Intercompany	(145.0)		(140.5)

Transfer and disposal, net	133.8	17.5	137.4	18.6

Other	45.1	5.9	38.9	5.3

Revenue	$765.6	100.0%	$737.5	100.0%

(a)	Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2007 and 2006, approximately 57% of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     Cost and airspace estimates are developed at least annually by engineers. These estimates are used by our operating and accounting personnel to adjust our rates used to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, timing of payments, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates, changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.
     Summarized financial information concerning our reportable segments for the respective three months ended March 31, 2007 and 2006 is shown in the following table:

			SFAS 143
		Depreciation,	Adjustments to
		Amortization,	Amortization
		Depletion and	Expense for	Depreciation,
		Accretion Before	Changes in	Amortization,	Operating
	Net	SFAS 143	Estimates and	Depletion and	Income	Operating
2007	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin
Eastern Region	$137.6	$12.1	$2.1	$14.2	$6.7	4.9%
Central Region	149.4	21.3	—	21.3	23.4	15.7
Southern Region	203.7	17.9	—	17.9	43.7	21.5
Southwestern Region	85.3	8.3	—	8.3	15.5	18.2
Western Region	189.4	16.7	2.9	19.6	43.9	23.2
Corporate Entities	.2	1.8	—	1.8	(18.5)	—

Total	$765.6	$78.1	$5.0	$83.1	$114.7	15.0

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2006	Revenue	Accretion	(Loss)	Margin
Eastern Region	$135.6	$10.8	$25.3	18.7%
Central Region	148.1	22.9	26.2	17.7
Southern Region	193.8	18.2	36.9	19.0
Southwestern Region	82.1	8.8	13.5	16.4
Western Region	178.3	14.8	39.1	21.9
Corporate Entities	(.4)	1.4	(18.6)	—

Total	$737.5	$76.9	$122.4	16.6

     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2006 to 2007, revenue increased in all of our regions due to the successful execution of our pricing strategy.
•	Revenue in our Eastern Region increased during 2007 compared to 2006 due to price increases in all lines of business and an increase in the price of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business, primarily due to less temporary work and lower landfill volumes. These lower volumes resulted from less favorable weather conditions and a general slowdown in residential construction during 2007.

Operating margins in the Eastern Region decreased because of a $21.3 million increase in operating expenses associated with environmental conditions at our Countywide facility. Excluding these expenses, operating margins increased from 18.7% in 2006 to 20.3% in 2007. This increase in operating margins is primarily due to higher revenue, lower disposal costs, and lower truck and equipment maintenance expense.

•	Revenue in our Central Region increased during 2007 compared to 2006 due to price increases in all lines of business. This increase in revenue was partially offset by lower volumes in all lines of business. Lower volumes in the collection lines of business are primarily due to less favorable weather conditions during 2007. Lower landfill volumes are primarily due to our decision to limit our acceptance of certain waste streams.

Operating margins in our Central Region decreased primarily due to increased third-party hauling costs associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost. Increases in risk insurance and landfill operating costs also lowered margins. These increases in costs were partially offset by lower disposal costs and lower truck and equipment maintenance costs.

•	In our Southern Region, price increases in all lines of business and increases in commercial collection, residential collection and landfill volumes resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by lower industrial collection volumes, primarily due to less temporary work. These lower volumes are primarily due to a general slowdown in residential construction in 2007, and hurricane-related work that was performed during 2006.

Operating margins in our Southern Region increased primarily due to higher revenue, lower disposal costs due to drier weather, and lower truck and equipment maintenance costs. These improvements in operating margins were partially offset by higher insurance costs.

•	Our Southwestern Region benefited from price increases in all lines of business and volume increases in all collection lines of business. The increase in revenue during 2007 compared to 2006 resulting from these increases was partially offset by a decrease in landfill volumes. This decrease in landfill volumes is due to unfavorable weather conditions and lower special waste volumes during 2007.

The increase in operating margins in our Southwestern Region is primarily due to higher revenue and lower landfill depletion costs.

•	In our Western Region, price increases in all lines of business, volume increases in all collection lines of business and an increase in commodity prices resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by a decrease in landfill volumes resulting from a general slowdown in residential construction in 2007.

Operating margins in our Western Region increased primarily due to higher revenue, lower disposal costs and lower landfill operating costs.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the three months ended March 31, 2006. The aggregate purchase price we paid in these transactions was $3.2 million in cash.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.

Consolidated Results of Operations
     Our net income was $53.9 million, or $.28 per diluted share, for the three months ended March 31, 2007, as compared to $64.6 million, or $.31 per diluted share, for the three months ended March 31, 2006.
     During the three months ended March 31, 2007, we recorded a charge of $22.0 million ($13.5 million net of tax), or approximately $.07 per diluted share, related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. We will adjust this charge, if necessary, to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. This charge affected our Unaudited Condensed Consolidated Statement of Income as follows:

Three Months Ended
March 31, 2007
Expenses:
Cost of operations	$18.0
Depreciation, amortization and depletion	2.1
Selling, general and administrative	1.2

Operating income	(21.3)
Other income (expense), net	(.7)

Income before income taxes	$(22.0)

     During the three months ended March 31, 2007, we recorded a charge of $4.2 million, or approximately $.02 per diluted share, in our provision for income taxes related to the resolution of various income tax matters.
     The following table summarizes our costs and expenses for the three months ended March 31, 2007 and 2006 in millions of dollars and as a percentage of our revenue:

	Three Months Ended
	March 31,
	2007		2006

Revenue	$765.6	100.0%	$737.5	100.0%
Cost of operations	486.7	63.6	456.4	61.9
Depreciation, amortization and depletion of property and equipment	77.1	10.1	71.3	9.7
Amortization of intangible assets	1.9	.2	1.8	.2
Accretion	4.1	.5	3.8	.5
Selling, general and administrative expenses	81.1	10.6	81.8	11.1

Operating income	$114.7	15.0%	$122.4	16.6%

     Revenue. Revenue was $765.6 million and $737.5 million for the three months ended March 31, 2007 and 2006, respectively, an increase of 3.8%. The following table reflects the components of our revenue growth for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Core price	4.4%	3.1%
Fuel surcharges	.1	1.3
Environmental fees	.4	.4
Recycling commodities	.9	(.5)

Total price	5.8	4.3

Core volume (a)	(1.6)	4.9
Non-core volume	(.1)	.2

Total volume	(1.7)	5.1

Total internal growth	4.1	9.4

Acquisitions, net of divestitures	(.2)	(.6)

Taxes (b)	(.1)	.1

Total revenue growth	3.8%	8.9%

(a)	Core volume growth for the three months ended March 31, 2007 and 2006 includes .6% and .2%, respectively, of growth associated with hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the three months ended March 31, 2007, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2007. During the three months ended March 31, 2007, we experienced lower core volume growth due primarily to less temporary work in our industrial collection line of business.
     Cost of Operations. Cost of operations was $486.7 million for the three months ended March 31, 2007, versus $456.4 for the comparable 2006 period. Cost of operations as a percentage of revenue was 63.6% for the three months ended March 31, 2007, versus 61.9% for the comparable 2006 period. The increase in cost of operations in aggregate dollars is primarily a result of the charge we recorded related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility.
     The following table summarizes the major components of our cost of operations for the three months ended March 31, 2007 and 2006 in millions of dollars and as a percentage of our revenue:

	Three Months Ended
	March 31,
	2007		2006

Subcontractor, disposal and third-party fees	$166.6	21.8%	$166.9	22.6%
Labor and benefits	150.4	19.6	144.4	19.6
Maintenance and operating	126.7	16.6	107.0	14.5
Insurance and other	43.0	5.6	38.1	5.2

Total	$486.7	63.6%	$456.4	61.9%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three months ended March 31, 2007 versus the comparable 2006 period is primarily due to higher revenue resulting from improved pricing. Drier weather, particularly in the southeast, also resulted in lower disposal costs.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the three months ended March 31, 2007 versus the comparable 2006 period remained consistent. Increases in wages and benefits were offset by higher revenue.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the three months ended March 31, 2007 versus the comparable 2006 period is primarily due to an increase in landfill operating costs resulting from an $18.0 million charge recorded during the three months ended March 31, 2007. This charge related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility.

•	Insurance and other includes costs such as worker’s compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses as a percentage of revenue for the three months ended March 31, 2007 versus the comparable 2006 period is primarily due to a slight increase in the severity of our automobile insurance claims.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $77.1 million for the three months ended March 31, 2007, versus $71.3 million for the comparable 2006 period. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 10.1% for the three months ended March 31, 2007, versus 9.7% for the comparable 2006 period. The increase in such expenses in aggregate dollars and as a percentage of revenue for the three month period presented is due to a $2.9 million adjustment to landfill amortization expense associated with one of our facilities in California and a $2.1 million adjustment to landfill amortization expense associated with our Countywide facility. In addition, during the three months ended March 31, 2007, we incurred approximately $.8 million of additional depletion and amortization expense associated with a reduction of estimated remaining available airspace at this landfill. We expect to incur approximately $2.5 million of additional depletion and amortization expense during the remainder of 2007 associated with the reduction of estimated remaining available airspace at our Countywide facility.
     Amortization of Intangible Assets. Expenses for amortization of intangible and other assets were $1.9 million for the three months ended March 31, 2007, versus $1.8 million for the comparable 2006 period. Amortization of intangible assets as a percentage of revenue was .2% for the three months ended March 31, 2007 and 2006.
     Accretion Expense. Accretion expense was $4.1 million for the three months ended March 31, 2007, versus $3.8 million for the comparable 2006 period. Accretion expense as a percentage of revenue was .5% for the three months ended March 31, 2007 and 2006. The increase in such expenses in aggregate dollars in 2007 is primarily due to an increase in asset retirement obligations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $81.1 million for the three months ended March 31, 2007, versus $81.8 million for the comparable 2006 period. Selling, general and administrative expenses as a percentage of revenue were 10.6% for the three months ended March 31, 2007, versus 11.1% for the comparable 2006 period. Such expenses in aggregate dollars remained relatively consistent. The decrease in such expenses as a percentage of revenue for the three month period presented is due to lower equity-based compensation expense, a decrease in bad debt expense and leverage from an increase in revenue. We believe selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2007 will be between 10% and 10.5%.

     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $24.0 million for the three months ended March 31, 2007, versus $22.1 million for the comparable 2006 period. The increase in interest expense during the three months ended March 31, 2007 versus the comparable 2006 period is primarily due to increases in debt balances and short-term interest rates.
     Capitalized interest was $.6 million for the three months ended March 31, 2007, versus $.3 million for the comparable 2006 period.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $3.7 million for the three months ended March 31, 2007, versus $3.9 million for the comparable 2006 period.
     Income Taxes. Our provision for income taxes was $40.5 million for the three months ended March 31, 2007, versus $39.6 million for the comparable 2006 period. Our effective income tax rate was 42.9% for the three months ended March 31, 2007 versus 38.0% for the comparable 2006 period. Income tax expense for the three months ended March 31, 2007 includes a $4.2 million charge related to the resolution of various income tax matters. We believe that our effective income tax rate for the remainder of 2007 will be approximately 38.5%.
Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31 2007:

	Balances as of	New	Landfills			Changes in	Balances as of
	December 31,	Expansions	No Longer	Airspace	Changes in	Engineering	March 31,
	2006	Undertaken	Operated	Consumed	Design	Estimates	2007
Permitted airspace:
Cubic yards (in millions)	1,597.2	—	(4.4)	(9.7)	(27.9)	6.9	1,562.1
Number of sites	59		(1)				58
Probable expansion airspace:
Cubic yards (in millions)	124.6	74.5	—	—	(7.5)	.5	192.1
Number of sites	8	3	—				11

Total available airspace:
Cubic yards (in millions)	1,721.8	74.5	(4.4)	(9.7)	(35.4)	7.4	1,754.2

Number of sites	59		(1)				58

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2007, total available airspace increased by 32.4 million cubic yards primarily due to new expansions undertaken and changes in engineering estimates, partially offset by changes in design and airspace consumed. In addition, total available airspace was reduced during the three months ended March 31, 2007 as a result of not renewing a contract to operate a small landfill in Texas. Changes in design are primarily due to a reduction of estimated remaining available airspace at our Countywide facility.
     As of March 31, 2007, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2007, total available disposal capacity is estimated to be 1.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of March 31, 2007, eleven of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 27 years. Probable expansion airspace represents 11.0% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet our criteria for probable expansion airspace.

Final Capping, Closure and Post-Closure Costs
     As of March 31, 2007, accrued final capping, closure and post-closure costs were $269.7 million. The current portion of these costs of $26.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $242.8 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
Charge for Landfill Matter
     During the three months ended March 31, 2007, we recorded a charge of $22.0 million related to costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility. We also recorded approximately $.8 million of additional depletion and amortization expense associated with a reduction of estimated remaining available airspace at this landfill. In addition, we will incur approximately $2.5 million of additional depletion and amortization expense during the remainder of 2007 associated with a reduction of estimated remaining available airspace at this landfill as a result of the OEPA’s F&Os. While we intend to vigorously pursue financial contribution from third parties for our costs to comply with the F&Os, the Company has not recorded any receivables for potential recoveries.
     Additionally, the Stark County Health Department, in connection with the annual issuance of our landfill’s operating license, is evaluating the environmental conditions that are the subject of the F&Os. We expect that the Health Department will make a decision regarding the renewal of our landfill’s operating license in May 2007.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the three months ended March 31, 2007 (in millions):

				Non-Cash
				Additions for	SFAS 143
	Balance as of			Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Retirement	Amortization	Charged to	And Other	March 31,
	2006	Additions	ments	Obligations	Expense	Expense	Adjustments	2007
Non-depletable landfill land	$52.7	$—	$—	$—	$—	$—	$—	$52.7
Landfill development costs	1,722.2	.3	(.1)	4.5	5.6	—	18.1	1,750.6
Construction in progress — landfill	61.1	11.1	—	—	—	—	(18.1)	54.1
Accumulated depletion and amortization	(930.6)	—	—	—	—	(30.2)	—	(960.8)

Net investment in landfill land and development costs	$905.4	$11.4	$(.1)	$4.5	$5.6	$(30.2)	$—	$896.6

     The following table reflects our future expected investment in our landfills as of March 31, 2007 (in millions):

	Balance as of	Expected	Total
	March 31,	Future	Expected
	2007	Investment	Investment
Non-depletable landfill land	$52.7	$—	$52.7
Landfill development costs	1,750.6	1,830.0	3,580.6
Construction in progress — landfill	54.1	—	54.1
Accumulated depletion and amortization	(960.8)	—	(960.8)

Net investment in landfill land and development costs	$896.6	$1,830.0	$2,726.6

     The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Number of landfills owned or operated	58	59

Net investment, excluding non-depletable land (in millions)	$843.9	$845.7
Total estimated available disposal capacity (in millions of cubic yards)	1,754.2	1,750.5

Net investment per cubic yard	$.48	$.48

Landfill depletion and amortization expense (in millions)	$30.2	$27.2
Accretion expense (in millions)	4.1	3.8

	34.3	31.0
Airspace consumed (in millions of cubic yards)	9.7	10.7

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.54	$2.90

     The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2006 to 2007 is primarily due to a $5.0 million increase in landfill amortization expense we recorded during the first quarter of 2007 related to a review of landfill asset retirement obligations at certain of our landfills.
     During the three months ended March 31, 2007 and 2006, our weighted average compaction rate was approximately 1,500 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.
     As of March 31, 2007, we expect to spend an estimated additional $1.8 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.7 billion, or $1.52 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
     We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We accrue costs related to environmental remediation activities associated with properties acquired through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate. During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million, of which $19.9 million was for remediation costs to comply with the Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility.
Financial Condition
     At March 31, 2007, we had $20.3 million of cash and cash equivalents. We also had $142.0 million of restricted cash deposits, including $53.9 million of restricted cash held for capital expenditures under certain debt facilities.
     In June 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which expired in 2010. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facility to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of March 31, 2007, we had $257.3 million available under our credit facility. During April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012.
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
     In order to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates, we have entered into interest rate swap agreements with investment grade-rated financial institutions. Our outstanding swap agreements have a total notional value of $210.0 million and require our company to pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 6.75%. Our swap agreements mature in August 2011.
     At March 31, 2007, we had $673.3 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2012 to 2037. As of March 31, 2007, we had $53.9 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2007 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2006	$18.8	$257.6	$45.1	$157.7
Non-cash asset additions	—	4.5	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	5.6	—	—
Accretion expense	—	4.1	—	—
Other additions charged to expense	1.1	—	19.9	45.6
Payments or usage	(1.7)	(2.1)	(5.2)	(42.0)

Balance, March 31, 2007	18.2	269.7	59.8	161.3
Less: Current portion	(18.2)	(26.9)	(25.4)	(54.4)

Long-term portion	$—	$242.8	$34.4	$106.9

     Our expense related to doubtful accounts as a percentage of revenue for the three months ended March 31, 2007 was .1%. As of March 31, 2007, accounts receivable were $297.7 million, net of allowance for doubtful accounts of $18.2 million, resulting in days sales outstanding of 35, or 22 days net of deferred revenue. In addition, at March 31, 2007, our accounts receivable in excess of 90 days old totaled $19.6 million, or 6.2% of gross receivables outstanding.

Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2007 (in millions):

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	And Other	March 31,
	2006	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2007
Other land	$105.9	$—	$—	$—	$—	$—	$—	$105.9
Non-depletable landfill land	52.7	—	—	—	—	—	—	52.7
Landfill development costs	1,722.2	.3	(.1)	—	4.5	5.6	18.1	1,750.6
Vehicles and equipment	1,886.8	31.6	(11.0)	(.1)	—	—	2.6	1,909.9
Buildings and improvements	307.5	(.3)	.1	—	—	—	.5	307.8
Construction in progress — landfill	61.1	11.1	—	—	—	—	(18.1)	54.1
Construction in progress — other	12.3	1.4	—	—	—	—	(3.1)	10.6

Total	$4,148.5	$44.1	$(11.0)	$(.1)	$4.5	$5.6	$—	$4,191.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	Transfers and	Balance as of
	December 31,	Charged to		Net of	Other	March 31,
	2006	Expense	Retirements	Divestitures	Adjustments	2007
Landfill development costs	$(930.6)	$(30.2)	$—	$—	$—	$(960.8)
Vehicles and equipment	(963.5)	(43.8)	10.6	.1	(.1)	(996.7)
Buildings and improvements	(90.6)	(3.1)	—	—	.1	(93.6)

Total	$(1,984.7)	$(77.1)	$10.6	$.1	$—	$(2,051.1)

Liquidity and Capital Resources
     The major components of changes in cash flows for the three months ended March 31, 2007 and 2006 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $99.2 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively. The changes in cash provided by operating activities during the periods are primarily due to the payment of $83.0 million for income taxes made during the three months ended March 31, 2006 related to fiscal 2005 that had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $31.5 million and $98.0 million for the three months ended March 31, 2007 and 2006, respectively, and consists primarily of cash used for capital additions in 2007 and 2006. Capital additions were $44.1 million and $90.5 million for the three months ended March 31, 2007 and 2006, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $76.5 million and $23.1 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises, and payments of cash dividends.
     From 2000 through the period ended March 31, 2007, our board of directors authorized the repurchase of up to $2,050.0 million of our common stock. As of March 31, 2007, we had paid $1,871.5 million to repurchase 65.4 million shares of our common stock, of which $70.7 million was paid during the three months ended March 31, 2007 to repurchase 1.7 million shares of our common stock.
     In January 2007, the board of directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. We distributed approximately 64.5 million shares from treasury stock to effect the stock split.

     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of March 31, 2007, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Fuel Hedges
     During January 2007, we entered into option agreements related to forecasted diesel fuel purchases. These option agreements commence in January 2008 and settle each month in equal notional amounts of 500,000 gallons through December 2010. Under Statement of Financial Accounting Standards No 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. In accordance with SFAS 133, the effective portion of the change in fair value as of March 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During September 2006, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commenced in October 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of March 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During October 2005, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced in January 2006 and settled each month in equal notional amounts of 500,000 gallons through December 31, 2006. In accordance with SFAS 133, the effective portion of the change in fair value as of March 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with U.S. generally accepted accounting principles, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three months ended March 31, 2007 is calculated as follows (in millions):

Three Months Ended
March 31, 2007
Cash provided by operating activities	$99.2
Purchases of property and equipment	(44.1)
Proceeds from sales of property and equipment	1.0

Free cash flow	$56.1

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
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for our company beginning January 1, 2008. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that SFAS 159 will have a material impact on our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements
     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things:
•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	various factors that will impact our actual business and financial performance such as competition and demand for services in the solid waste industry;

•	our ability to manage growth;

•	compliance with, and future changes in, environmental regulations;

•	our ability to obtain approval from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to obtain financing on acceptable terms to finance our operations and growth strategy and for our company to operate within the limitations imposed by financing arrangements;

•	our ability to repurchase common stock at prices that are accretive to earnings per share;

•	our dependence on key personnel;

•	general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within our control;

•	dependence on large, long-term collection, transfer and disposal contracts;

•	dependence on acquisitions for growth;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending legal proceedings; and

•	other factors contained in our filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In March 2007, our wholly owned subsidiary, Republic Services of Ohio II, LLC (“Republic-Ohio”), was issued Final Findings and Orders (“F&Os”) from the Ohio Environmental Protection Agency (“OEPA”). The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of aluminum production waste at the Countywide Recycling and Disposal Facility in East Sparta, Ohio. The F&Os require certain actions to be taken by Republic-Ohio to address the environmental conditions, including the following: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, and (g) submitting to OEPA a plan to suppress the chemical reaction and following approval by OEPA, implementing such plan. We also paid approximately $.7 million in sanctions pursuant to the F&Os. While we intend to vigorously pursue financial contributions from third parties for our costs to comply with the F&Os, the Company has not recorded any receivables for potential recoveries.
ITEM 1A. RISK FACTORS
     There were no material changes during the first quarter 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units)
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares (or	Paid per	as Part of Publicly	the Plans or
	Units)	Share (or	Announced Plans	Programs
Period	Purchased	Unit)	or Programs	(in millions)
Month #1 (January 1, — January 31, 2007)	1,135,000	$41.75	1,135,000	$201.8

Month #2 (February 1, — February 28, 2007)	489,998	43.48	489,998	180.5

Month #3 (March 1, — March 31, 2007)	50,000	39.70	50,000	178.5

Total	1,674,998	$42.20	1,674,998	$178.5

     The share purchases reflected in the table above were made pursuant to our $250.0 million repurchase program approved by our board of directors in October 2006. This share repurchase program does not have an expiration date. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing purchase program up to an aggregate of $178.5 million.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated Employment agreement dated February 21, 2007, by and between Republic Services, Inc. and James E. O’Connor.

10.2	Amended and Restated Employment agreement dated February 21, 2007, by and between Republic Services, Inc. and Michael Cordesman.

10.3	Amended and Restated Employment agreement dated February 21, 2007, by and between Republic Services, Inc. and Tod C. Holmes.

10.4	Amended and Restated Employment agreement dated February 21, 2007, by and between Republic Services, Inc. and David A. Barclay.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Date: May 7, 2007