Form 10-Q
period 2007-09-30
REPUBLIC SERVICES INC
filed 2007-11-07
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     On October 31, 2007, the registrant had outstanding 186,869,238 shares of Common Stock, par value $.01 per share.

REPUBLIC SERVICES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.6	$29.1
Accounts receivable, less allowance for doubtful accounts of $14.3 and $18.8, respectively	320.1	293.8
Prepaid expenses and other current assets	65.0	60.5
Deferred tax assets	25.0	10.0

Total Current Assets	432.7	393.4
RESTRICTED CASH	202.2	153.3
PROPERTY AND EQUIPMENT, NET	2,137.0	2,163.8
GOODWILL, NET	1,561.5	1,562.9
INTANGIBLE ASSETS, NET	27.5	31.0
OTHER ASSETS	137.1	125.0

	$4,498.0	$4,429.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$124.8	$161.5
Accrued liabilities	181.9	188.2
Deferred revenue	113.2	107.0
Notes payable and current maturities of long-term debt	2.2	2.6
Other current liabilities	134.6	142.9

Total Current Liabilities	556.7	602.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,654.0	1,544.6
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	300.0	260.7
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	480.9	419.7
OTHER LIABILITIES	199.2	180.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized;
195,297,630 and 193,711,579 issued, including shares held in treasury, respectively	1.9	1.9
Additional paid-in capital	25.9	1,617.5
Retained earnings	1,521.8	1,602.6
Treasury stock, at cost (8,207,792 and 0 shares, respectively)	(247.6)	(1,800.8)
Accumulated other comprehensive income, net of tax	5.2	.9

Total Stockholders’ Equity	1,307.2	1,422.1

	$4,498.0	$4,429.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE	$806.2	$787.1	$2,380.2	$2,304.4
EXPENSES:
Cost of operations	518.8	493.2	1,501.8	1,442.1
Depreciation, amortization and depletion	78.0	76.9	233.9	224.4
Accretion	4.3	4.0	12.6	11.6
Selling, general and administrative	76.8	79.6	235.8	236.5

OPERATING INCOME	128.3	133.4	396.1	389.8
INTEREST EXPENSE	(23.9)	(25.1)	(71.1)	(71.5)
INTEREST INCOME	3.1	4.8	9.5	11.9
OTHER INCOME (EXPENSE), NET	1.5	3.3	2.6	4.6

INCOME BEFORE INCOME TAXES	109.0	116.4	337.1	334.8
PROVISION FOR INCOME TAXES	42.0	39.1	129.0	122.1

NET INCOME	$67.0	$77.3	$208.1	$212.7

BASIC EARNINGS PER SHARE	$.36	$.39	$1.09	$1.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	187.8	196.3	191.4	199.3

DILUTED EARNINGS PER SHARE	$.35	$.39	$1.08	$1.05

WEIGHTED AVERAGE COMMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	189.7	198.4	193.3	201.9

CASH DIVIDENDS PER COMMON SHARE	$.1700	$.1067	$.3834	$.2933

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2006	194.5	$1.9	$1,617.5	$1,602.6	$(1,800.8)	$.9
Net income	—	—	—	208.1	—	—	$208.1
Adoption of FIN 48	—	—	—	(5.6)	—	—	—
Stock split	—	—	(1,635.0)	(210.3)	1,845.3	—	—
Cash dividends declared	—	—	—	(73.0)	—	—	—
Issuances of common stock	1.5	—	35.1	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for stock options	—	—	4.6	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	3.7	—	—	—	—
Purchases of common stock for treasury	(9.0)	—	—	—	(292.1)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	4.3	4.3

Total comprehensive income	—	—	—	—	—	—	$212.4

BALANCE AT SEPTEMBER 30, 2007	187.1	$1.9	$25.9	$1,521.8	$(247.6)	$5.2

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30,
	2007	2006
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$208.1	$212.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	141.5	134.7
Landfill depletion and amortization	87.5	84.4
Amortization of intangible and other assets	4.9	5.3
Accretion	12.6	11.6
Stock option compensation expense	4.6	3.6
Restricted stock and deferred stock unit compensation expense	3.7	4.4
Deferred tax provision	17.5	13.6
Provision for doubtful accounts, net of adjustments	.4	7.0
Income tax benefit from stock option exercises	6.5	9.7
(Gains) losses, net on sales of businesses	(.7)	(.9)
Other non-cash items	2.5	(6.0)
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(27.5)	(38.4)
Prepaid expenses and other assets	(12.9)	(9.0)
Accounts payable and accrued liabilities	(19.3)	(32.5)
Federal income taxes payable	(17.7)	(88.9)
Other liabilities	58.9	11.7

	470.6	323.0

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(216.0)	(264.3)
Proceeds from sales of property and equipment	4.7	17.5
Cash used in business acquisitions, net of cash acquired	(1.9)	(2.2)
Cash proceeds from business dispositions, net of cash disposed	4.9	3.8
Change in amounts due and contingent payments to former owners	—	(.4)
Change in restricted cash	(48.8)	47.3
Change in restricted marketable securities	—	(.3)

	(257.1)	(198.6)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	307.5	327.0
Payments of notes payable and long-term debt	(202.1)	(134.2)
Issuances of common stock	24.6	63.9
Excess income tax benefit from stock option exercises	4.1	11.5
Purchases of common stock for treasury	(292.1)	(417.7)
Cash dividends paid	(62.0)	(57.4)

	(220.0)	(206.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(6.5)	(82.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.1	131.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22.6	$49.3

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
     Certain amounts in the 2006 Unaudited Condensed Financial Statements have been reclassified to conform to the 2007 presentation.
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

     In the second quarter of 2007, the Company recorded a $4.3 million reduction to its allowance for doubtful accounts as a result of the Company refining its estimate of its allowance based on its historical collection experience.
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
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	September 30,	December 31,
	2007	2006
Landfill final capping, closure and post-closure liabilities	$284.4	$257.6
Remediation	74.8	45.1

	359.2	302.7
Less: Current portion (included in other current liabilities)	(59.2)	(42.0)

Long-term portion	$300.0	$260.7

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

Total Available Disposal Capacity
     As of September 30, 2007, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.4% and 6.1% for the nine months ended September 30, 2007 and 2006, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three and nine months ended September 30, 2007, the Company reviewed its landfill retirement obligations for certain of its landfills and recorded an increase of $2.3 million and $7.3 million in amortization expense, respectively. The Company intends to conduct annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.

     The following table summarizes the activity in the Company’s asset retirement obligation liabilities for the nine months ended September 30, 2007 and 2006:

	Nine Months
	Ended September 30,
	2007	2006
Asset retirement obligation liability, beginning of year	$257.6	$239.5
Non-cash asset additions	14.7	17.3
Revisions in estimates of future cash flows	8.9	.8
Amounts settled during the period	(9.4)	(6.2)
Accretion expense	12.6	11.6

Asset retirement obligation liability, end of period	284.4	263.0
Less: Current portion (included in other current liabilities)	(29.9)	(21.5)

Long-term portion	$254.5	$241.5

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $9.9 million at September 30, 2007 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
     During the three months ended March 31, 2007, the Company recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax), of which $19.9 million was recorded for remediation costs related to estimated costs the Company believed would be required to comply with Final Findings and Orders (“F&Os”) issued by the Ohio Environmental Protection Agency (“OEPA”) in response to environmental conditions at the Company’s Countywide Recycling and Disposal Facility (“Countywide”) in East Sparta, Ohio. The remaining $2.1 million of the pre-tax charge consisted of landfill amortization expense related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.
     The Company has complied with and will continue to comply with the F&Os. However, while there are indications that the reaction is beginning to subside, the Company nevertheless recently agreed with the OEPA to take certain additional remedial actions at Countywide, including creating multiple barriers in the landfill to further isolate the reaction. Consequently, the Company recorded an additional pre-tax charge of $23.3 million charge ($14.4 million, or $.08 per diluted share, net of tax) during the three months ended September 30, 2007. While the Company intends to vigorously pursue financial contribution from third parties for its costs to comply with the F&Os and the additional remedial actions, the Company has not recorded any receivables for potential recoveries.
     Also during the third quarter of 2007, the Company recorded a pre-tax charge of $9.6 million charge ($5.9 million, or $.03 per diluted share, net of tax) associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at the Company’s closed disposal facility in Contra Costa County, California. These additional costs are attributable to a recently signed consent agreement with the California Department of Toxic Substance Control.
     The majority of these additional costs will be paid during fiscal 2008. It is reasonably possible that the Company will need to adjust the charges noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in the Company’s estimates of the costs, timing or duration of the required actions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     No other significant amounts were charged to income for remediation costs during the nine months ended September 30, 2007 and 2006.

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
3. PROPERTY AND EQUIPMENT
     Purchases of property and equipment for the nine months ended September 30, 2007 and 2006 were $216.0 million and $264.3 million, respectively. These amounts exclude $17.7 million and $16.9 million, respectively, of accrued capital spending for property and equipment that the Company had taken title to prior to the end of the period, but for which payment had not yet been made at that time. These payments will be reflected in the statement of cash flows as purchases of property and equipment in the periods in which the payments are made. The purchases of property and equipment for the three and nine months ended September 30, 2007 and 2006 include $50.0 million and $39.1 million, respectively, of capital expenditures that were accrued for in prior periods.
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
     Landfill development costs are stated at cost and are amortized or depleted based on consumed airspace. Landfill development costs include direct costs incurred to obtain landfill permits, direct costs incurred to acquire, construct and develop sites, and final capping, closure and post-closure assets accrued in accordance with SFAS 143. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill and Environmental Costs.)
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized was $2.1 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.

     A summary of property and equipment is as follows:

	September 30,	December 31,
	2007	2006
Other land	$108.4	$105.9
Non-depletable landfill land	52.7	52.7
Landfill development costs	1,761.7	1,722.2
Vehicles and equipment	1,943.4	1,886.8
Buildings and improvements	327.2	307.5
Construction-in-progress — landfill	91.1	61.1
Construction-in-progress — other	10.9	12.3

	4,295.4	4,148.5

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,015.8)	(930.6)
Vehicles and equipment	(1,043.1)	(963.5)
Buildings and improvements	(99.5)	(90.6)

	(2,158.4)	(1,984.7)

Property and equipment, net	$2,137.0	$2,163.8

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
     The Company acquired various solid waste businesses during the nine months ended September 30, 2007 and 2006. The aggregate purchase price paid for these transactions was $1.9 million and $2.2 million, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are generally amortized over periods ranging from 6 to 10 years.
     The following table summarizes the activity in the intangible asset and the related accumulated amortization accounts for the nine months ended September 30, 2007 and 2006:

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	.6	.4	1.0
Divestitures	(2.1)	—	(2.1)

Balance, September 30, 2007	$1,703.1	$67.0	$1,770.1

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(3.9)	(3.9)
Divestitures	.1	—	.1

Balance, September 30, 2007	$(141.6)	$(39.5)	$(181.1)

	Gross Intangible Assets
	Goodwill	Other	Total
Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	(.9)	.1	(.8)
Divestitures	(.8)	—	(.8)
Other additions	—	.1	.1

Balance, September 30, 2006	$1,703.9	$57.0	$1,760.9

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(4.3)	(4.3)
Divestitures	.1	—	.1

Balance, September 30, 2006	$(141.7)	$(34.1)	$(175.8)

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
6. DEBT
     Notes payable and long-term debt are as follows:

	September 30,	December 31,
	2007	2006
$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.2 million and $1.4 million, and including $2.7 million and $6.0 million of adjustments to fair market value related to the interest rate swap as of September 30, 2007 and December 31, 2006, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	446.1	442.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million and including unamortized premium of $26.9 million and $27.1 million as of September 30, 2007 and December 31, 2006, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.6	248.4
$1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2012	100.0	45.0
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2012 to 2037	725.9	674.2
Other debt; unsecured and secured by real property, equipment and other assets	36.3	37.7

	1,656.2	1,547.2
Less: Current portion	(2.2)	(2.6)

Long-term portion	$1,654.0	$1,544.6

     As of September 30, 2007, the Company had $100.0 million of LIBOR-based borrowings and $432.3 million of letters of credit outstanding under its $1.0 billion unsecured revolving credit facility, leaving $467.7 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its loan covenants to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At September 30, 2007, the Company was in compliance with the financial covenants under these agreements.
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

     As of September 30, 2007, the Company had $202.2 million of restricted cash, of which $84.6 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings that will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
     Interest paid was approximately $79.2 million (net of capitalized interest of $2.1 million) and $78.5 million (net of capitalized interest of $1.7 million) for the nine months ended September 30, 2007 and 2006, respectively.
     Other debt includes a $35.6 million capital lease liability as of September 30, 2007 related to a landfill.
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
     As of September 30, 2007, the interest rate swap agreements are reflected at a fair market value of $2.7 million and are included in other liabilities and as an adjustment to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2007 and 2006, the Company recorded net interest expense of $1.8 million and $1.7 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the nine months ended September 30, 2007 and 2006 based on the Company’s anticipated annual effective income tax rate. During the three months ended March 31, 2007, the Company recorded a charge of $4.2 million in its provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, the Company recorded a benefit of $5.0 million in its provision for income taxes related to the resolution of various tax matters, which effectively closes the Internal Revenue Service’s audits of the Company’s consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the three and nine months ended September 30, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the years 1998 through 2000. Income taxes paid (net of refunds received) were $108.6 million and $174.6 million for the nine months ended September 30, 2007 and 2006, respectively. Approximately $83.0 million of income taxes paid during the nine months ended September 30, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
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
     To date in 2007, the Internal Revenue Service and management have agreed to certain adjustments related to examined tax returns that will not have a material impact on the Company’s financial position or results of operations. Gross unrecognized tax benefits for the examinations in progress were $23.4 million as of January 1, 2007, $10.3 million of which the Company expected to settle within the following twelve months. During the first quarter of 2007, the Company increased gross unrecognized tax benefits by $12.0 million as a result of the resolution of various income tax matters. During the second quarter of 2007, the Company decreased gross unrecognized tax benefits by $30.7 million for the effective settlement of the Internal Revenue Service’s audits of the Company’s consolidated tax returns for fiscal years 2001 through 2004. The unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods were reduced by $3.6 million due to the Internal Revenue Service settlement. The Company also reduced its January 1, 2007 liability for interest and penalties by $10.6 million as a result of the Internal Revenue Service settlement.
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
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the 1998 Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. As of September 30, 2007, there were 3.5 million shares reserved for future grants under the 1998 Plan.
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
     A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at December 31, 2006	8.6	$16.76
Granted	1.3	29.31
Exercised (a)	(1.7)	13.47
Cancelled	(.1)	23.26

Outstanding at September 30, 2007	8.1	$19.47

Exercisable at September 30, 2007 (b)	5.8	$16.13

(a)	The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $27.9 million.

(b)	Stock options exercisable as of September 30, 2007 have a weighted-average contractual term remaining of 5.4 years and an aggregate intrinsic value of $96.8 million based on the market value of the Company’s common stock as of September 30, 2007.
     As a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006, the Company recorded $4.6 million and $3.6 million of equity-based compensation expense for stock options during the nine months ended September 30, 2007 and 2006, respectively. Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of all of its outstanding stock options previously awarded to employees as approved by the Company’s Board of Directors effective December 30, 2005. Consequently, no additional compensation expense will be recognized under SFAS 123(R) for these options.
     SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $4.1 million and $11.5 million of its excess tax benefits as cash flows from financing activities for the nine months ended September 30, 2007 and 2006, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
     The Company uses a lattice binomial option-pricing model to value its stock option grants. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the nine months ended September 30, 2007 and 2006 were $6.49 and $6.23 per option, respectively, which were calculated using the following weighted-average assumptions:

	Nine Months
	Ended September 30,
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
     As of September 30, 2007, total unrecognized compensation expense for outstanding stock options was $7.5 million, which will be recognized over a weighted average period of 2.0 years.
     During each of the nine month periods ended September 30, 2007 and 2006, the Company awarded 36,000 deferred stock units to its non-employee directors under its Stock Incentive Plan. These stock units vest immediately, but the directors receive the underlying shares only after their Board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
     Also during the nine months ended September 30, 2007 and 2006, the Company awarded 186,000 and 127,500 shares of restricted stock, respectively, to its executive officers. 21,000 and 19,500 of the shares awarded during 2007 and 2006, respectively, vest effective January 1 of the subsequent year. 135,000 and 108,000 of the shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. The remaining shares awarded during 2007 vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the nine months ended September 30, 2007 and 2006, compensation expense related to stock units and restricted stock of $3.7 million and $4.4 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income. The compensation expense for restricted stock recorded during the nine months ended September 30, 2006 includes $1.5 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R) based on the retirement terms that were in effect at that time.

     A summary of deferred stock unit and restricted stock activity for the nine months ended September 30, 2007 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value
	(in thousands)	per Share
Unissued at December 31, 2006	289.0	$23.42
Granted	236.9	29.31
Vested and issued	(127.5)	23.71

Unissued at September 30, 2007	398.4	$26.83

Vested and unissued at September 30, 2007	108.9	$21.87

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     From 2000 through September 30, 2007, the Board of Directors authorized the repurchase of up to $2.3 billion of the Company’s common stock. As of September 30, 2007, the Company had paid $2.1 billion to repurchase 72.7 million shares of its common stock of which 9.0 million shares were acquired during the nine months ended September 30, 2007 for $292.1 million.
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
     In July 2003, the Company announced that its Board of Directors initiated a quarterly cash dividend of $.04 per share. The dividend was increased to $.08 per share in the third quarter of 2004, to $.0933 per share in the third quarter of 2005, to $.1067 per share in the third quarter of 2006 and to $.17 per share in the third quarter of 2007. In July 2007, the Company paid a cash dividend of $20.5 million to stockholders of record as of July 2, 2007. As of September 30, 2007, the Company recorded a dividend payable of $31.8 million to stockholders of record at the close of business on October 1, 2007. In November 2007, the Company’s Board of Directors declared a regular quarterly dividend of $.17 per share payable to stockholders of record as of January 2, 2008.
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

     Earnings per share for the three and nine months ended September 30, 2007 and 2006 is calculated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$67,000	$77,300	$208,100	$212,700

Denominator:
Denominator for basic earnings per share	187,827	196,274	191,401	199,326
Effect of dilutive securities —
Options to purchase common stock	1,895	2,173	1,912	2,587
Unvested restricted stock awards	4	2	2	4

Denominator for diluted earnings per share	189,726	198,449	193,315	201,917

Basic earnings per share	$.36	$.39	$1.09	$1.07

Diluted earnings per share	$.35	$.39	$1.08	$1.05

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	988	1,364	1,256	1,373
10. OTHER COMPREHENSIVE INCOME
     During January 2007, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commence on January 1, 2008 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2010. In accordance with SFAS 133, $2.9 million representing the effective portion of the change in fair value as of September 30, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2007.
     During September 2006, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of September 30, 2007, net of tax, was not material and has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2007. Realized losses of $1.8 million related to these option agreements are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2007.
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
     Summarized financial information concerning the Company’s reportable segments for the respective nine months ended September 30 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue (a)	Revenue	Accretion	(Loss) (c)	Expenditures	Assets
Eastern Region (b) (c)	$507.2	$(74.0)	$433.2	$40.3	$40.8	$25.6	$869.4
Central Region	617.7	(133.5)	484.2	66.3	87.0	51.8	1,120.2
Southern Region	692.2	(71.9)	620.3	54.5	136.2	64.9	912.2
Southwestern Region	300.5	(37.1)	263.4	25.6	48.0	23.5	452.9
Western Region (b) (c)	729.6	(151.0)	578.6	54.4	130.9	39.6	863.4
Corporate Entities (d)	.5	—	.5	5.4	(46.8)	10.6	279.9

Total	$2,847.7	$(467.5)	$2,380.2	$246.5	$396.1	$216.0	$4,498.0

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue (a)	Revenue	Accretion	(Loss)	Expenditures	Assets
Eastern Region	$500.0	$(74.3)	$425.7	$33.3	$70.8	$32.9	$886.9
Central Region	615.2	(137.1)	478.1	70.0	83.4	47.6	1,122.1
Southern Region	665.0	(67.6)	597.4	55.5	113.7	55.7	907.3
Southwestern Region	285.2	(32.8)	252.4	26.6	43.8	21.0	450.8
Western Region	686.5	(135.7)	550.8	46.4	128.1	61.7	851.1
Corporate Entities (d)	—	—	—	4.2	(50.0)	45.4	270.7

Total	$2,751.9	$(447.5)	$2,304.4	$236.0	$389.8	$264.3	$4,488.9

(a)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(b)	Depreciation, amortization, depletion and accretion includes an increase in amortization expense of $7.3 million recorded during the nine months ended September 30, 2007 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities for certain landfills in accordance with SFAS 143.

(c)	Operating income in the Eastern Region includes a charge of $44.6 million recorded during the nine months ended September 30, 2007 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide facility. Operating income in the Western Region includes a charge of $9.6 million associated with an increase in estimated leachate treatment and disposal costs at the Company’s closed Contra Costa County facility.

(d)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired net of inventory assigned to operating locations.

     Total revenue of the Company by revenue source for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006 (a)	2007	2006 (a)
Collection:
Residential	$201.3	$193.0	$598.7	$564.9
Commercial	237.8	224.0	701.8	656.1
Industrial	165.8	169.9	488.3	495.1
Other	4.9	5.2	14.7	16.9

Total collection	609.8	592.1	1,803.5	1,733.0

Transfer and disposal	307.6	305.6	899.5	892.8
Less: Intercompany	(156.7)	(149.9)	(461.9)	(443.6)

Transfer and disposal, net	150.9	155.7	437.6	449.2
Other	45.5	39.3	139.1	122.2

Revenue	$806.2	$787.1	$2,380.2	$2,304.4

(a)	Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
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
Lease Commitments
     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty years.
Unconditional Purchase Commitments
     The Company has various unconditional purchase commitments, consisting primarily of long-term disposal agreements that require the Company to dispose of a minimum number of tons at certain third-party facilities.
Liability Insurance
     The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.
     The Company’s insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and estimates of claims incurred but not reported.
     The Company’s liabilities for unpaid and incurred but not reported claims at September 30, 2007 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $173.2 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.

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
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	September 30,	December 31,
	2007	2006
Letters of credit	$664.3	$638.4
Surety bonds	477.9	463.4
     As of September 30, 2007, $432.3 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of September 30, 2007, surety bonds expire on various dates through 2014.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities and other amounts held in trust as a financial guarantee of the Company’s performance as follows:

	September 30,	December 31,
	2007	2006
Restricted cash:
Financing proceeds	$84.6	$65.6
Other	117.6	87.7

	$202.2	$153.3

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
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 136 collection companies in 21 states. We also own or operate 94 transfer stations, 58 solid waste landfills and 33 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal, recycling, compost, mulch and soil operations.
     The following table reflects our revenue by source for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006 (a)		2007		2006 (a)
Collection:
Residential	$201.3	25.0%	$193.0	24.5%	$598.7	25.2%	$564.9	24.5%
Commercial	237.8	29.5	224.0	28.4	701.8	29.5	656.1	28.5
Industrial	165.8	20.6	169.9	21.6	488.3	20.5	495.1	21.5
Other	4.9	.6	5.2	.7	14.7	.6	16.9	.7

Total collection	609.8	75.7	592.1	75.2	1,803.5	75.8	1,733.0	75.2

Transfer and disposal	307.6		305.6		899.5		892.8
Less: Intercompany	(156.7)		(149.9)		(461.9)		(443.6)

Transfer and disposal, net	150.9	18.7	155.7	19.8	437.6	18.4	449.2	19.5

Other	45.5	5.6	39.3	5.0	139.1	5.8	122.2	5.3

Revenue	$806.2	100.0%	$787.1	100.0%	$2,380.2	100.0%	$2,304.4	100.0%

(a)	Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended September 30, 2007 and 2006, approximately 59% and 56%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     Summarized financial information concerning our reportable segments for the respective nine months ended September 30, 2007 and 2006 is shown in the following table:

		Depreciation,	SFAS 143
		Amortization,	Adjustments to
		Depletion and	Amortization	Depreciation,
		Accretion Before	Expense for Changes	Amortization,	Operating
	Net	SFAS 143	in Estimates and	Depletion and	Income	Operating
2007	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin
Eastern Region	$433.2	$38.2	$2.1	$40.3	$40.8	9.4%
Central Region	484.2	66.3	—	66.3	87.0	18.0
Southern Region	620.3	54.5	—	54.5	136.2	22.0
Southwestern Region	263.4	25.6	—	25.6	48.0	18.2
Western Region	578.6	49.2	5.2	54.4	130.9	22.6
Corporate Entities	.5	5.4	—	5.4	(46.8)	—

Total	$2,380.2	$239.2	$7.3	$246.5	$396.1	16.6

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2006	Revenue	Accretion	(Loss)	Margin
Eastern Region	$425.7	$33.3	$70.8	16.6%
Central Region	478.1	70.0	83.4	17.4
Southern Region	597.4	55.5	113.7	19.0
Southwestern Region	252.4	26.6	43.8	17.4
Western Region	550.8	46.4	128.1	23.3
Corporate Entities	—	4.2	(50.0)	—

Total	$2,304.4	$236.0	$389.8	16.9

     Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2006 to 2007, revenue increased in all of our regions due to the successful execution of our pricing strategy.
•	Revenue in our Eastern Region increased during 2007 compared to 2006 due to price increases in all lines of business and an increase in the price of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business primarily due to less temporary work, and lower landfill volumes. These lower volumes resulted from less favorable weather conditions and a general slowdown in residential construction during 2007.

Operating margins in the Eastern Region decreased because of a $44.6 million increase in operating expenses including a $2.1 million increase in SFAS 143 amortization expense associated with environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. Excluding these expenses, operating margins increased from 16.6% in 2006 to 19.7% in 2007, primarily due to higher revenue, lower disposal costs, and lower truck and equipment maintenance costs.

•	Revenue in our Central Region increased during 2007 compared to 2006 due to price increases in all lines of business. This increase in revenue was partially offset by lower volumes in all lines of business. Lower volumes in the collection lines of business are primarily due to less favorable weather conditions during 2007 and a general slowdown in economic conditions. Lower landfill volumes are primarily due to our decision to limit our acceptance of certain waste streams.

Operating margins in our Central Region increased due to higher revenue, lower disposal costs, and lower truck and equipment maintenance costs. These improvements in operating margins were partially offset by increased third-party hauling costs associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost. Increases in risk insurance and landfill operating costs also lowered margins.

•	In our Southern Region, price increases in all lines of business, increases in the price of commodities, and increases in commercial collection, residential collection and landfill volumes resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by lower industrial collection volumes, primarily due to less temporary work. These lower volumes are primarily due to a general slowdown in residential construction in 2007, and hurricane-related work that was performed during 2006.

Operating margins in our Southern Region increased primarily due to higher revenue, lower disposal costs due to drier weather, lower truck and equipment maintenance costs, and lower labor costs. These improvements in operating margins were partially offset by higher insurance costs.

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

The increase in operating margins in our Southwestern Region is primarily due to higher revenue, lower landfill depletion costs and lower selling, general and administrative costs. This increase in operating margins was partially offset by higher disposal, truck maintenance and insurance costs.

•	In our Western Region, price increases in all lines of business, volume increases in the residential collection line of business and an increase in commodity prices resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by a decrease in industrial collection, commercial collection and landfill volumes resulting from a general slowdown in residential construction in 2007.

Operating margins in our Western Region decreased because of an $8.1 million increase in landfill operating costs and a $5.2 million increase in SFAS 143 amortization expense associated with environmental conditions at our closed disposal facility in Contra Costa County, California. Excluding these expenses, operating margins increased from 23.3% in 2006 to 24.9% in 2007, primarily due to higher revenue, lower rates per unit of service and an increase in the price of commodities.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses during the nine months ended September 30, 2007 and 2006. The aggregate purchase price we paid in these transactions was $1.9 million and $2.2 million in cash, respectively.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.

Consolidated Results of Operations
     Our net income was $67.0 million, or $.35 per diluted share, for the three months ended September 30, 2007, as compared to $77.3 million, or $.39 per diluted share, for the three months ended September 30, 2006. Our net income was $208.1 million, or $1.08 per diluted share, for the nine months ended September 30, 2007, as compared to $212.7 million, or $1.05 per diluted share, for the nine months ended September 30, 2006.
     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax) related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. We have complied with and will continue to comply with the F&Os. However, while there are indications that the reaction is beginning to subside, we have nevertheless recently agreed with the OEPA to take certain additional remedial actions at Countywide, including creating multiple barriers in the landfill to further isolate the reaction. Consequently, we recorded an additional pre-tax charge of $23.3 million ($14.4 million, or $.08 per diluted share, net of tax) during the three months ended September 30, 2007. While we intend to vigorously pursue financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.
     During the three months ended September 30, 2007, we recorded a $9.6 million pre-tax charge ($5.9 million, or $.03 per diluted share, net of tax) associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a recently signed consent agreement with the California Department of Toxic Substance Control.
     These charges affected our Unaudited Condensed Consolidated Statements of Income as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2007	September 30, 2007	September 30, 2007
Expenses:
Cost of operations	$18.0	$31.1	$49.1
Depreciation, amortization and depletion	2.1	1.5	3.6
Selling, general and administrative	1.2	.3	1.5

Operating income	(21.3)	(32.9)	(54.2)
Other income (expense), net	(.7)	—	(.7)

Income before income taxes	$(22.0)	$(32.9)	$(54.9)

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

     The following table summarizes our costs and expenses for the three and nine months ended September 30, 2007 and 2006 in millions of dollars and as a percentage of our revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Revenue	$806.2	100.0%	$787.1	100.0%	$2,380.2	100.0%	$2,304.4	100.0%
Cost of operations	518.8	64.4	493.2	62.7	1,501.8	63.1	1,442.1	62.6
Depreciation, amortization and depletion of property and equipment	76.4	9.5	75.1	9.6	229.0	9.7	219.1	9.5
Amortization of intangible assets	1.6	.2	1.8	.2	4.9	.2	5.3	.2
Accretion	4.3	.5	4.0	.5	12.6	.5	11.6	.5
Selling, general and administrative expenses	76.8	9.5	79.6	10.1	235.8	9.9	236.5	10.3

Operating income	$128.3	15.9%	$133.4	16.9%	$396.1	16.6%	$389.8	16.9%

     Revenue. Revenue was $806.2 million and $787.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of 2.4%. Revenue was $2,380.2 million and $2,304.4 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of 3.3%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Core price	4.0%	3.8%	4.1%	3.4%
Fuel surcharges	(.1)	1.4	—	1.4
Environmental fees	.1	.3	.3	.3
Recycling commodities	.9	—	.9	(.3)

Total price	4.9	5.5	5.3	4.8

Core volume (a)	(1.9)	1.9	(1.5)	3.5
Non-core volume	(.1)	.1	(.1)	.1

Total volume	(2.0)	2.0	(1.6)	3.6

Total internal growth	2.9	7.5	3.7	8.4

Acquisitions, net of divestitures	(.6)	.2	(.4)	(.1)

Taxes (b)	.1	.1	—	.1

Total revenue growth	2.4%	7.8%	3.3%	8.4%

(a)	Core volume growth for the three and nine months ended September 30, 2006 includes .9% and .7%, respectively, of growth associated with hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost. The impact of this contract on core volume growth for the three and nine months ended September 30, 2007 is negligible.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the nine months ended September 30, 2007, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2007. During the nine months ended September 30, 2007, we experienced lower core volume growth due primarily to less temporary work in our industrial collection line of business.
     Cost of Operations. Cost of operations was $518.8 million and $1,501.8 million for the three and nine months ended September 30, 2007, versus $493.2 million and $1,442.1 million for the comparable 2006 periods. Cost of operations as a percentage of revenue was 64.4% and 63.1% for the three and nine months ended September 30, 2007, versus 62.7% and 62.6% for the comparable 2006 periods. The increase in cost of operations in aggregate dollars for the nine months ended

September 30, 2007 versus the comparable 2006 period is primarily a result of the $41.0 million of charges we have recorded related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility and the $8.1 million charge we recorded related to an increase in leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California.
     The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2007 and 2006 in millions of dollars and as a percentage of our revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Subcontractor, disposal and third-party fees	$178.5	22.2%	$189.3	24.1%	$526.5	22.1%	$544.3	23.6%
Labor and benefits	154.6	19.2	149.6	19.0	460.1	19.3	441.1	19.2
Maintenance and operating	145.8	18.1	118.1	15.0	389.9	16.4	340.9	14.8
Insurance and other	39.9	4.9	36.2	4.6	125.3	5.3	115.8	5.0

Total	$518.8	64.4%	$493.2	62.7%	$1,501.8	63.1%	$1,442.1	62.6%

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three and nine months ended September 30, 2007 versus the comparable 2006 periods is primarily due to higher revenue resulting from improved pricing. Drier weather, particularly in the southeast, also resulted in lower disposal costs.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the three and nine months ended September 30, 2007 versus the comparable 2006 periods increased due to increases in wages and benefits. During December 2006, we assumed responsibility for hauling a portion of our transfer station volumes to one of our landfills. This hauling service reduced our third-party fees and increased various other cost categories, the most significant of which is labor.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the three and nine months ended September 30, 2007 versus the comparable 2006 periods is primarily due to an increase in landfill operating costs resulting from $41.0 million of charges recorded during the nine months ended September 30, 2007 for our Countywide facility. These charges related to increases in estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions. In addition, landfill operating costs increased due to an $8.1 million charge associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California.

•	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses as a percentage of revenue for the three and nine months ended September 30, 2007 versus the comparable 2006 periods is primarily due to a slight increase in the severity of our automobile insurance claims.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $76.4 million and $229.0 for the three and nine months ended September 30, 2007, versus $75.1 million and $219.1 million for the comparable 2006 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.5% and 9.7% for the three and nine months ended September 30, 2007, versus 9.6% and 9.5% for the comparable 2006 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue for the nine month periods presented is due to a $5.2 million adjustment to landfill amortization expense associated with one of our facilities in Contra Costa County, California and a $2.1 million adjustment to landfill amortization expense associated with our Countywide facility. In addition, during the nine months ended September 30, 2007, we incurred approximately $2.5 million of additional depletion and amortization expense, and we expect to incur approximately $.8 million of additional depletion and amortization expense during the remainder of 2007, associated with a reduction of estimated remaining available airspace at our Countywide facility.
     Amortization of Intangible Assets. Expenses for amortization of intangible and other assets were $1.6 million and $4.9 million for the three and nine months ended September 30, 2007, versus $1.8 million and $5.3 million for the comparable 2006 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and nine months ended September 30, 2007 and 2006.
     Accretion Expense. Accretion expense was $4.3 million and $12.6 million for the three and nine months ended September 30, 2007, versus $4.0 million and $11.6 million for the comparable 2006 periods. Accretion expense as a percentage of revenue was .5% for the three and nine months ended September 30, 2007 and 2006. The increase in such expenses in aggregate dollars in 2007 is primarily due to an increase in asset retirement obligations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.8 million and $235.8 million for the three and nine months ended September 30, 2007, versus $79.6 million and $236.5 million for the comparable 2006 periods. Selling, general and administrative expenses as a percentage of revenue were 9.5% and 9.9% for the three and nine months ended September 30, 2007, versus 10.1% and 10.3% for the comparable 2006 periods. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the three month periods presented is primarily due to a reduction in incentive compensation costs. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the nine month periods presented is primarily due to a reduction in incentive compensation costs and a $4.3 million reduction to our allowance for doubtful accounts recorded during the three months ended June 30, 2007 as a result of refining our estimate for our allowance based on our historical collection experience. We believe selling, general and administrative costs as a percentage of revenue for the year ended December 31, 2007 will be approximately 10%.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $23.9 million and $71.1 million for the three and nine months ended September 30, 2007, versus $25.1 million and $71.5 million for the comparable 2006 periods. The changes in interest expense during the three and nine months ended September 30, 2007 versus the comparable 2006 periods are primarily due to changes in debt balances and short-term interest rates.
     Capitalized interest was $.8 million and $2.1 million for the three and nine months ended September 30, 2007, versus $.8 million and $1.7 million for the comparable 2006 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $4.6 million and $12.1 million for the three and nine months ended September 30, 2007, versus $8.1 million and $16.5 million for the comparable 2006 periods.
     Income Taxes. Our provision for income taxes was $42.0 million and $129.0 million for the three and nine months ended September 30, 2007, versus $39.1 million and $122.1 million for the comparable 2006 periods. Our effective income tax rate was 38.5% and 38.3% for the three and nine months ended September 30, 2007 versus 33.6% and 36.5% for the comparable 2006 periods. During the three months ended March 31, 2007, we recorded a $4.2 million charge related to the resolution of various income tax matters. During the three months ended June 30, 2007, we recorded a $5.0 million reduction to income taxes related to the resolution of various income tax matters, which effectively closes the Internal Revenue Service’s audits of our consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the three and nine months ended September 30, 2006 includes a $5.1 million benefit related to the favorable resolution of various income tax matters, including the effective completion of federal tax audits for the year 1998 through 2000. We believe that our effective income tax rate for the remainder of 2007 will be approximately 38.5%.

Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2007:

	Balances as of	New	Landfills				Changes in	Balances as of
	December 31,	Expansions	No Longer	Permits	Airspace	Changes in	Engineering	September 30,
	2006	Undertaken	Operated	Granted	Consumed	Design	Estimates	2007
Permitted airspace:
Cubic yards (in millions)	1,597.2	—	(4.4)	1.2	(30.3)	(27.9)	6.9	1,542.7
Number of sites	59		(1)	—				58
Probable expansion airspace:
Cubic yards (in millions)	124.6	74.4		—		(7.5)	.5	192.0
Number of sites	8	3	—	—				11

Total available airspace:
Cubic yards (in millions)	1,721.8	74.4	(4.4)	1.2	(30.3)	(35.4)	7.4	1,734.7

Number of sites	59		(1)	—				58

     Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
     During 2007, total available airspace increased by a net 12.9 million cubic yards primarily due to new expansions undertaken, changes in engineering estimates and permits granted, partially offset by airspace consumed and changes in design. In addition, during the nine months ended September 30, 2007, total available airspace was reduced as a result of not renewing a contract to operate a small landfill in Texas. Changes in design are primarily due to a reduction of estimated remaining available airspace at our Countywide facility.
     As of September 30, 2007, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2007, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of September 30, 2007, eleven of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 27 years. Probable expansion airspace represents 11.1% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
     As of September 30, 2007, accrued final capping, closure and post-closure costs were $284.4 million. The current portion of these costs of $29.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $254.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
Remediation and Other Charges for Landfill Matters
     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility. We have complied with and will continue to comply with the F&Os. However, while there are indications that the reaction is beginning to subside, we have nevertheless recently agreed with the OEPA to take certain additional remedial actions at Countywide, including creating multiple barriers in the landfill to further isolate the reaction. Consequently, we recorded an additional pre-tax charge of $23.3 million during the three months ended September 30, 2007. We also recorded $2.5 million of additional depletion and amortization expense during the nine months ended September 30, 2007 and we will record approximately $.8 million of additional depletion and amortization expense during the remainder of 2007 associated with a reduction of estimated remaining available airspace at this landfill as a result of the OEPA’s F&Os. While we intend to vigorously pursue financial contribution from third parties for our costs to comply with the F&Os, we have not recorded any receivables for potential recoveries.
     Also during the three months ended September 30, 2007, we recorded a $9.6 million charge associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a recently signed consent agreement with the California Department of Toxic Substance Control.
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
Investment in Landfills
     The following table reflects changes in our investment in landfills for the nine months ended September 30, 2007 (in millions):

				Non-Cash
				Additions for	SFAS 143
	Balance as of			Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital		Retirement	Amortization	Charged to	And Other	September 30,
	2006	Additions	Retirements	Obligations	Expense	Expense	Adjustments	2007
Non-depletable landfill land	$52.7	$—	$—	$—	$—	$—	$—	$52.7
Landfill development costs	1,722.2	.5	(2.5)	14.7	8.9	—	17.9	1,761.7
Construction in progress — landfill	61.1	58.8	—	—	—	—	(28.8)	91.1
Accumulated depletion and amortization	(930.6)	—	2.3	—	—	(87.5)	—	(1,015.8)

Net investment in landfill land and development costs	$905.4	$59.3	$(.2)	$14.7	$8.9	$(87.5)	$(10.9)	$889.7

     The following table reflects our future expected investment in our landfills as of September 30, 2007 (in millions):

	Balance as of	Expected	Total
	September 30,	Future	Expected
	2007	Investment	Investment
Non-depletable landfill land	$52.7	$—	$52.7
Landfill development costs	1,761.7	1,782.2	3,543.9
Construction in progress — landfill	91.1	—	91.1
Accumulated depletion and amortization	(1,015.8)	—	(1,015.8)

Net investment in landfill land and development costs	$889.7	$1,782.2	$2,671.9

     The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Number of landfills owned or operated	58	59

Net investment, excluding non-depletable land (in millions)	$837.0	$856.3
Total estimated available disposal capacity (in millions of cubic yards)	1,734.7	1,732.1

Net investment per cubic yard	$.48	$.49

Landfill depletion and amortization expense (in millions)	$87.5	$84.4
Accretion expense (in millions)	12.6	11.6

	100.1	96.0
Airspace consumed (in millions of cubic yards)	30.3	33.2

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.30	$2.89

     The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2006 to 2007 is primarily due to increases of $5.0 million and $2.3 million in landfill amortization expense that we recorded during the first and third quarters of 2007, respectively, related to reviews of landfill asset retirement obligations at certain of our landfills. This increase is also partially due to $2.5 million of additional depletion and amortization expense we have recorded during the nine months ended September 30, 2007 associated with a reduction of estimated remaining available airspace at our Countywide facility.
     During the nine months ended September 30, 2007 and 2006, our weighted average compaction rate was approximately 1,500 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.
     As of September 30, 2007, we expect to spend an estimated additional $1.8 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.6 billion, or $1.51 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Financial Condition
     At September 30, 2007, we had $22.6 million of cash and cash equivalents. We also had $202.2 million of restricted cash deposits, including $84.6 million of restricted cash held for capital expenditures under certain debt facilities.
     In September 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which expired in 2010. During April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facility to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of September 30, 2007, we had $467.7 million available under our credit facility.
     In May 1999, we sold $375.0 million of unsecured notes in the public market. These notes bear interest at 7.125% per annum and mature in 2009. Interest is payable semi-annually in May and November. The notes were offered at a discount of $.5 million. In September 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. We paid a premium of $27.6 million related to the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
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
     At September 30, 2007, we had $725.9 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2012 to 2037. As of September 30, 2007, we had $84.6 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2007 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance
Balance, December 31, 2006	$18.8	$257.6	$45.1	$157.7
Non-cash asset additions	—	14.7	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	8.9	—	—
Accretion expense	—	12.6	—	—
Other additions charged to expense, net of adjustments	.4	—	51.4	137.1
Payments or usage	(4.9)	(9.4)	(21.7)	(121.6)

Balance, September 30, 2007	14.3	284.4	74.8	173.2
Less: Current portion	(14.3)	(29.9)	(29.3)	(57.1)

Long-term portion	$—	$254.5	$45.5	$116.1

     During the three months ended June 30, 2007, we recorded a $4.3 million reduction to our allowance for doubtful accounts as a result of refining our estimate for our allowance based on our historical collection experience. As of September 30, 2007, accounts receivable were $320.1 million, net of allowance for doubtful accounts of $14.3 million, resulting in days sales outstanding of 36, or 23 days net of deferred revenue. In addition, at September 30, 2007, our accounts receivable in excess of 90 days old totaled $17.7 million, or 5.3% of gross receivables outstanding.

Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2007 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance as of			Acquisitions,	Additions for		Transfers	Balance as of
	December 31,	Capital		Net of	Asset Retirement	SFAS 143	And Other	September 30,
	2006	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2007
Other land	$105.9	$.9	$(.2)	$—	$—	$—	$1.8	$108.4
Non-depletable landfill land	52.7	—	—	—	—	—	—	52.7
Landfill development costs	1,722.2	.5	(2.5)	—	14.7	8.9	17.9	1,761.7
Vehicles and equipment	1,886.8	111.5	(54.1)	(3.6)	—	—	2.8	1,943.4
Buildings and improvements	307.5	.6	—	—	—	—	19.1	327.2
Construction in progress — landfill	61.1	58.8	—	—	—	—	(28.8)	91.1
Construction in progress — other	12.3	11.4	—	—	—	—	(12.8)	10.9

Total	$4,148.5	$183.7	$(56.8)	$(3.6)	$14.7	$8.9	$—	$4,295.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	Transfers and	Balance as of
	December 31,	Charged to		Net of	Other	September 30,
	2006	Expense	Retirements	Divestitures	Adjustments	2007
Landfill development costs	$(930.6)	$(87.5)	$2.3	$—	$—	$(1,015.8)
Vehicles and equipment	(963.5)	(132.4)	50.3	2.7	(.2)	(1,043.1)
Buildings and improvements	(90.6)	(9.1)	.2	—	—	(99.5)

Total	$(1,984.7)	$(229.0)	$52.8	$2.7	$(.2)	$(2,158.4)

Liquidity and Capital Resources
     The major components of changes in cash flows for the nine months ended September 30, 2007 and 2006 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $470.6 million and $323.0 million for the nine months ended September 30, 2007 and 2006, respectively. The changes in cash provided by operating activities during the periods are primarily due to the payment of $83.0 million for income taxes made during the nine months ended September 30, 2006 related to fiscal 2005 that had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $257.1 million and $198.6 million for the nine months ended September 30, 2007 and 2006, respectively, and consists primarily of cash used for capital expenditures in 2007 and 2006. Capital expenditures were $216.0 million and $264.3 million for the nine months ended September 30, 2007 and 2006, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2007 and 2006 was $220.0 million and $206.9 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from stock option exercises, and payments of cash dividends.
     From 2000 through the period ended September 30, 2007, our board of directors authorized the repurchase of up to $2.3 billion of our common stock. As of September 30, 2007, we had paid $2.1 billion to repurchase 72.7 million shares of our common stock, of which $292.1 million was paid during the nine months ended September 30, 2007 to repurchase 9.0 million shares of our common stock.
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
Credit Ratings
     Our company has received investment grade credit ratings. As of September 30, 2007, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa2 by Moody’s.
Fuel Hedges
     During January 2007, we entered into option agreements related to forecasted diesel fuel purchases. These option agreements commence in January 2008 and settle each month in equal notional amounts of 500,000 gallons through December 2010. Under Statement of Financial Accounting Standards No 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. In accordance with SFAS 133, the effective portion of the change in fair value as of September 30, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and was included in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
     During September 2006, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commenced in October 2006 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of September 30, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
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
Contractual Obligations
     Contractual obligations for remediation have changed since December 31, 2006 due to costs we recorded during the nine months ended September 30, 2007 to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio and to account for an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. The following table summarizes our contractual obligations for remediation as of September 30, 2007 (in millions):

	Three Months Ended	Year Ended December 31,
	December 31, 2007	2008	2009	2010	2011	Thereafter	Total
Remediation	$ 10.9	28.8	10.5	1.0	.9	22.7	$ 74.8

Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Consolidated Statements of Cash Flows. Our free cash flow for the nine months ended September 30, 2007 and 2006 is calculated as follows (in millions):

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Cash provided by operating activities	$470.6	$323.0
Purchases of property and equipment	(216.0)	(264.3)
Proceeds from sales of property and equipment	4.7	17.5

Free cash flow	$259.3	$76.2

     The change in cash provided by operating activities during the periods presented is primarily due to the payment of $83.0 million for income taxes made during the nine months ended September 30, 2006 related to fiscal 2005 that had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.
     Purchases of property and equipment as reflected in our Consolidated Statements of Cash Flows and the free cash flow presented above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Consolidated Statements of Cash Flows to property and equipment received during the period is as follows (in millions):

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Purchases of property and equipment in the Consolidated Statements of Cash Flows	$216.0	$264.3
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(32.3)	(22.2)

Property and equipment received during the current period	$183.7	$242.1

     The adjustments noted above do not affect either our net change in cash and cash equivalents as reflected in our Consolidated Statements of Cash Flows or our free cash flow.
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
Disclosure Regarding Forward-Looking Statements
     Certain statements and information included herein constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied in or by such forward-looking statements. Such factors include, among other things:
•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	various factors that will impact our actual business and financial performance such as competition and demand for services in the solid waste industry;

•	our ability to manage growth;

•	compliance with, and future changes in, environmental regulations;

•	our ability to obtain approval from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to obtain financing on acceptable terms to finance our operations and growth strategy and for our company to operate within the limitations imposed by financing arrangements;

•	our ability to repurchase common stock at prices that are accretive to earnings per share;

•	our dependence on key personnel;

•	general economic and market conditions including, but not limited to, inflation and changes in commodity pricing, fuel, labor, risk and health insurance, and other variable costs that are generally not within our control;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our dependence on acquisitions for growth;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending legal proceedings; and

•	other factors contained in our filings with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended September 30, 2007, our wholly owned subsidiary, West Contra Costa Sanitary Landfill, Inc. (“WCCSL”) entered into a consent agreement with the California Department of Toxic Substance Control. Pursuant to the agreement, WCCSL will upgrade on site equipment to capture and treat leachate at WCCSL’s closed disposal facility. In connection with the remediation agreement, WCCSL also paid approximately $.7 million in fines.
ITEM 1A. RISK FACTORS
     There were no material changes during the third quarter of 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number	Shares (or Units)
	(a) Total	(b)	of Shares (or	that May Yet Be
	Number of	Average Price	Units) Purchased	Purchased Under
	Shares (or	Paid per	as Part of Publicly	the Plans or
	Units)	Share (or	Announced Plans	Programs
Period	Purchased	Unit)	or Programs	(in millions)
Month #1
(July 1 - July 31, 2007)	2,262,250	$30.75	2,262,250	$264.6

Month #2
(August 1 - August 31, 2007)	1,918,000	29.91	1,918,000	207.1

Month #3
(September 1 - September 30, 2007)	—	—	—	207.1

Total	4,180,250	$30.36	4,180,250	$$207.1

     The share purchases reflected in the table above were made pursuant to our $250.0 million repurchase programs approved by our board of directors in October 2006 and in July 2007. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase programs up to an aggregate of $207.1 million.

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

Date: November 7, 2007