Form 10-K
period 2007-12-31
REPUBLIC SERVICES INC
filed 2008-02-21
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $5,836,412,371.

As of February 15, 2008, the registrant had outstanding 183,537,011 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

As of December 31, 2007, our operations were organized into five regions whose boundaries may change from time to time: Eastern, Central, Southern, Southwestern and Western. Each region is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe that this organizational structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our operating segments.

We had revenue of $3,176.2 million and $3,070.6 million and operating income of $536.0 million and $519.5 million for the years ended December 31, 2007 and 2006, respectively. The $105.6 million, or 3.4%, increase in revenue and the $16.5 million, or 3.2%, increase in operating income from 2006 to 2007 is primarily attributable to the successful execution of our operating and growth strategies described below.

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

Industry Overview

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $52 billion, of which approximately 58% is generated by publicly owned waste companies, 16% is generated by privately held waste companies, and 26% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly owned companies’ total revenue. However, according to industry data, the non-hazardous waste industry in the United States remains highly fragmented as privately held companies and municipal and other local governmental authorities generate approximately 42% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new households and business formation.

Financial Strategy

Key components of our financial strategy include our ability to generate free cash flow and sustain or improve our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with U.S. generally accepted accounting principles, is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of shareholder value and provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy. Consequently, we have developed incentive programs and we conduct monthly field operating reviews that help focus our entire company on the importance of increasing free cash flow and maintaining and improving returns on invested capital.

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

•	Market Rationalization. We have and will continue to focus on further strengthening our business platform and improving our business integration. We will also continue to develop and implement strategies that improve the performance of our locations and lines of business that are performing below our company average. To achieve these objectives, we will continue to pursue strategic acquisitions that augment our existing business platform. In addition, we will continue to evaluate opportunities to divest of businesses in markets that have limited potential for vertical integration or inadequate returns on invested capital.

•	Share Repurchases. If we are unable to identify opportunities that satisfy our growth strategy, we intend to continue to use our free cash flow to repurchase shares of our common stock at prices that provide value to our stockholders. As of December 31, 2007, we had repurchased a total of 74.8 million shares, or approximately 41% of our common stock outstanding at the commencement of our share repurchase program in 2000, for $2.2 billion. From 2000 through 2007, our board of directors authorized the repurchase of $2.3 billion of our outstanding common stock, of which $136.4 million remained available for repurchases at December 31, 2007. In January 2008, our board of directors authorized the repurchase of an additional $250.0 million of our common stock. We believe that our share repurchase program will continue to enhance shareholder value.

•	Dividends. In July 2003, our board of directors initiated a quarterly cash dividend of $.04 per share. The dividend was increased each year thereafter, the latest increase occurring in the third quarter of 2007. Our current quarterly dividend per share is $.17. We may consider increasing our quarterly cash dividend if we believe it will enhance shareholder value.

•	Maintain Our Credit Rating. We believe that a key component of our financial strategy includes maintaining an investment grade rating on our senior debt. This has allowed us, and will continue to allow us, to readily access capital markets at competitive rates. As such, we intend to continue to use our free cash flow to repay our borrowings, if appropriate.

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

James E. O’Connor, who has served as our Chief Executive Officer since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has over 33 years of experience in the solid waste industry.

Michael J. Cordesman, who has served as our Chief Operating Officer since March 2002 and also as our President since February 2003, has over 27 years of experience in the solid waste industry. He joined us in June 2001 as our Eastern Region Vice President. From 1999 to 2001, Mr. Cordesman served as Vice President of the Central Region for Superior Services Inc. From 1980 to 1999, he served in various positions with Waste Management, Inc., including Vice President of the Mid-Atlantic Region from 1992 to 1999.

The other corporate officers with responsibility for our operations have an average of over 26 years of management experience in the solid waste industry. Our five regional vice presidents and our 21 area presidents have an average of 26 years of experience in the industry.

In addition, Harris W. Hudson, who has served as our Vice Chairman since our initial public offering in 1998, has over 43 years of experience in the solid waste industry, including 11 years with Waste Management, Inc. and 19 years with private waste collection companies.

•	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. Each regional management team includes a vice president, controller, sales manager, maintenance manager and an operations manager. We believe that our strong regional management teams allow us to more effectively and efficiently drive our company’s initiatives and help ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for our area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

•	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the three months ended December 31, 2007, approximately 58% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions, operating agreements and development we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions, operating agreements and development of landfills and transfer stations, we may be able to reduce our disposal costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. To improve operating margins, our management focuses on achieving economies of scale and cost efficiencies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs at approximately 10.0% to 10.5% of revenue, which we feel is appropriate given our existing business platform. In addition, our size allows our company to negotiate volume discounts for certain purchases, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to increase utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet, we use a grid productivity program which allows us to benchmark the performance of all of our drivers. In our larger markets, we also use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be reduced.

•	High Levels of Customer Satisfaction. Our goal of maintaining high levels of customer satisfaction complements our operating strategy. Our personalized sales process is oriented towards maintaining relationships and ensuring that service is being properly provided.

•	Utilize Systems to Improve Consistency in Financial and Operational Performance. We continue to focus on systems and training initiatives that complement our operating strategy. These initiatives include customer relationship management, billing, productivity, maintenance, general ledger and human resource systems. These systems provide us with detailed information, prepared in a consistent manner, that allows us to quickly analyze and act upon trends in our business.

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

Pricing Activities.  We seek to secure price increases necessary to offset increased costs and to improve our operating margins. During 2007, we continued to secure broad-based price increases across all lines of our business to offset various escalating capital and operating costs, including fuel. Price increases will remain a major component of our overall future operating strategy.

Long-Term Contracts.  We seek to obtain long-term contracts for collecting solid waste in high-growth markets. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. For example, we have secured exclusive, long-term franchise agreements in high-growth markets such as Los Angeles, Orange and Contra Costa Counties in California, Las Vegas, Nevada, Arlington, Texas, and many areas of Florida. We believe that this positions our company to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in high-growth markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

Sales and Marketing Activities.  We seek to manage our sales and marketing activities to enable our company to capitalize on our leading position in many of the markets in which we operate. We currently have approximately 500 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a customer relationship management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

Development Activities.  We seek to identify opportunities to further our position as an integrated service provider in markets where we provide services for a portion of the waste stream. Where appropriate, we seek to obtain permits to build transfer stations and landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

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

Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers in 21 states through 136 collection companies. In 2007, 75.9% of our revenue was derived from collection services. Within the collection line of business, 33.2% of our revenue is from services provided to municipal and residential customers, 39.2% is from services provided to commercial customers, and 27.6% is from services provided to industrial and other customers.

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

We rent waste containers to construction sites and also provide waste collection services to industrial and construction facilities on a contractual basis with terms ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and home building sectors. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

Also, we provide recycling services in certain markets in compliance with local laws or the terms of our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

Transfer and Disposal Services.  We own or operate 94 transfer stations. We deposit waste at these transfer stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. As of December 31, 2007, we owned or operated 58 landfills, which had 9,707 permitted acres and total available permitted and probable expansion disposal capacity of approximately 1.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils. See Item 2., “Properties.”

Most of our existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, no assurances can be made that all proposed or future expansions will be permitted as designed.

Recycling Facilities and Other Services.  We have 33 materials recovery facilities and other recycling operations. These facilities sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators.

We provided remediation and other heavy construction services primarily through our subsidiary located in Missouri. We sold this subsidiary during the fourth quarter of 2005 because it did not complement our core business strategy.

Our Texas-based compost, mulch and soil business at which yard, mill and other waste was processed, packaged and sold as various products was sold during the fourth quarter of 2007 because it did not complement our core business strategy.

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

We generally do not change the tradenames of the local businesses we acquire, and therefore we do not operate nationally under any one mark or tradename. Rather, we often rely on the goodwill associated with the acquired companies’ local tradenames as used in each geographic market in which we operate.

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

We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to increase prices in certain markets may be impacted by the pricing policies of our competitors. This may have an impact on our future revenue and profitability.

In each market in which we own or operate a landfill, we compete for landfill business on the basis of disposal costs, geographic location and quality of operations. Our ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of waste, such as yard waste, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect our ability to operate our landfills at their full capacity or affect the prices that we can charge for landfill disposal services. In addition, most of the states in which we operate landfills have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.

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

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are generally required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency and various other federal, state and local environmental, public and occupational health and safety agencies and authorities administer these regulations, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

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

State Regulation.  Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are or have been under consideration by the U.S. Congress and the U.S. EPA, respectively.

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

Liability Insurance and Bonding

The nature of our business exposes our company to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third-party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that such environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

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

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may continue to experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we may be required to post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

Employees

As of December 31, 2007, we employed approximately 13,000 full-time employees, approximately 3,300 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

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

Availability of Reports and Other Information

Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

ITEM 1A.	RISK FACTORS

Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the “company,” “we,” “us,” or “our” include Republic Services, Inc. and its subsidiaries.

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

We may be unable to obtain future increases in the prices for our services.

We compete for collection accounts primarily on the basis of price and the quality of services. In addition, we seek to secure price increases necessary to offset increased costs and to improve our operating margins. From time to time, our competitors may reduce the price of their services in an effort to expand their market share. General economic or market specific conditions may also limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs and improve our operating margins through price increases. We may also lose volume to lower-cost competitors.

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

Our operations are dependent on fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of vehicles and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors, increases in construction and excavation costs, and increases in the costs of other petroleum-based products such as synthetic landfill liners. During 2007, 2006 and 2005, we experienced significant increases in the cost of fuel and other petroleum-based products. A portion of these increases was passed on to our customers. However, because of the competitive nature of the waste industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to a number of factors, including political instability in some oil-producing countries, fuel prices may continue to fluctuate significantly in 2008. A significant increase in fuel costs could adversely affect our business, results of operations or cash flows.

We may be unable to execute our financial strategy.

Our ability to execute our financial strategy is dependent on our ability to maintain an investment grade rating on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control.

Our financial strategy is also dependent on our ability to generate sufficient cash flow to reinvest in our existing business, fund our internal growth, acquire other solid waste businesses, repurchase shares of our common stock, pay dividends, minimize our borrowings and take other actions to enhance shareholder value. We cannot assure you that we will be successful in executing our broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will continue to repurchase our common stock, or that we will be able to pay cash dividends or increase the amount of our dividends.

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

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. We cannot assure you that:

•	desirable acquisition candidates exist or will be identified,

•	we will be able to acquire any of the candidates identified,

•	we will effectively consolidate companies which we acquire and fully or timely realize expected cost savings, economies of scale or business efficiencies, or

•	any acquisitions will be profitable or accretive to our earnings.

Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for solid waste businesses and increase our capital requirements or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our growth prospects could be adversely affected.

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

We may need to spend considerable time, effort and capital to keep our facilities in compliance with federal, state and local requirements regulating health, safety, environment, zoning, land use and transportation. In addition, some of our waste operations that cross state boundaries could be adversely affected if the federal government, or the state or locality in which these waste operations are located, imposes fees on, or otherwise limits or prohibits, the transportation or disposal of solid waste. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated events or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those we currently anticipate. Because of the nature of our operations, we have in the past, currently are, and may in the future be named as a potentially responsible party in connection with the investigation or remediation of environmental conditions. We cannot assure you that the resolution of any such investigations will not have a material adverse effect on our financial condition, results of operations or cash flows. A significant judgment or fine against our company, or the loss of a significant permit or license due to modification, non-renewal or revocation by the issuing agency, could have a material adverse effect on our financial condition, results of operations, cash flows or growth prospects. See Item 3., “Legal Proceedings,” for further information.

Regulatory approval to operate, develop or expand our landfills and transfer stations may be delayed or denied.

Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain of our landfills and transfer stations, respectively. Various parties, including citizens’ groups and local politicians, sometimes challenge our operations and these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and operating and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities and operating and expanding existing facilities.

Our financial statements are based on estimates and assumptions that may differ from actual results.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by us. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes, uncertain tax positions and self-insurance.

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

Our corporate headquarters is located in Fort Lauderdale, Florida in leased premises. As of December 31, 2007, we operated approximately 6,200 collection vehicles. Certain of our property and equipment are subject to leases or liens securing payment of portions of our indebtedness. We also lease certain of our offices and equipment. We believe that our facilities are sufficient for our current needs.

The following table provides certain information regarding the 58 landfills owned or operated by us as of December 31, 2007:

					Unused
			Total	Permitted	Permitted
Landfill Name	Location	Region	Acreage(2)	Acreage(3)	Acreage(4)

623 Landfill	Richmond, Virginia	Eastern	332	138	73
Apex	Clark County, Nevada	Western	2,285	1,233	961
Brent Run	Montrose, Michigan	Central	544	103	31
Broadhurst Landfill	Jesup, Georgia	Southern	1,419	105	31
Carleton Farms	Detroit, Michigan	Central	664	403	183
Cedar Trail	Bartow, Florida	Southern	392	121	43
Charter Waste	Abilene, Texas	Southwestern	396	300	250
Chiquita Canyon	Valencia, California	Western	592	257	26
City of Arlington(1)	Arlington, Texas	Southwestern	746	303	49
Countywide	East Sparta, Ohio	Eastern	921	261	107
Dozit Landfill	Morganfield, Kentucky	Central	231	47	23
East Carolina Landfill	Aulander, North Carolina	Southern	740	149	67
Elk Run	Onaway, Michigan	Central	99	39	24
Epperson Landfill	Williamstown, Kentucky	Central	899	100	13
Foothills Landfill(1)	Lenior, North Carolina	Southern	423	78	41
Forest Lawn	Three Oaks, Michigan	Central	511	185	8
Front Range	Denver, Colorado	Southwestern	614	322	246
Greenville	Greenville, South Carolina	Southern	21	7	4
Highway 78	Oconee, Georgia	Southern	379	117	102
Honeygo Run	Perry Hall, Maryland	Eastern	117	78	34
Kestrel Hawk	Racine, Wisconsin	Central	218	138	8
Laughlin(1)	Laughlin, Nevada	Western	40	24	—
Mallard Ridge	Delavan, Wisconsin	Central	743	144	27
Modern	York, Pennsylvania	Eastern	742	230	16
National Serv-All	Fort Wayne, Indiana	Central	768	354	126
Nine Mile Road	St. Augustine, Florida	Southern	354	57	6
North County	Houston, Texas	Southwestern	103	31	2
Northwest Tennessee	Union City, Tennessee	Central	600	116	49
Oak Grove	Winder, Georgia	Southern	407	72	—
Ohio County Balefill(1)	Beaver Dam, Kentucky	Central	961	178	114
Pepperhill	North Charleston, South Carolina	Southern	37	26	—
Pine Grove	Amanda, Ohio	Eastern	734	112	60
Pine Ridge	Griffin, Georgia	Southern	515	196	114
Potrero	Suisan, California	Western	1,423	190	46
Presidio(1)	Presidio, Texas	Southwestern	10	10	6
Republic/CSC	Avalon, Texas	Southwestern	719	190	98
Republic/Maloy	Campbell, Texas	Southwestern	455	189	96
San Angelo(1)	San Angelo, Texas	Southwestern	269	221	77
Savannah Regional	Savannah, Georgia	Southern	121	56	20
Seabreeze Landfill	Clute, Texas	Southwestern	866	382	194
Seagull	Avalon, California	Western	6	3	—
Southern Illinois Regional	DeSoto, Illinois	Central	425	238	120
Spring Grove	Charleston, South Carolina	Southern	238	150	97
Swiftcreek Landfill	Macon, Georgia	Southern	836	85	6
Tay-Ban	Birch Run, Michigan	Central	136	43	9
Tri-K Landfill	Stanford, Kentucky	Central	710	190	139
Union County	Cross Anchor, South Carolina	Southern	600	83	38
United Refuse	Fort Wayne, Indiana	Central	353	62	—
Upper Piedmont Environmental	Roxboro, North Carolina	Southern	976	70	20
Uwharrie Landfill(1)	Mt. Gilead, North Carolina	Southern	466	118	17
Valley View Landfill	Sulphur, Kentucky	Central	899	250	95
Vasco Road	Livermore, California	Western	538	246	63
Victoria Landfill(1)	City of Victoria, Texas	Southwestern	160	137	64
Victory Environmental	Terre Haute, Indiana	Central	976	303	89
Wabash Valley	Wabash, Indiana	Central	393	137	40
West Contra Costa County	Contra Costa, California	Western	350	176	—
Whitefeather	Pinconning, Michigan	Central	639	57	19
Worthington	Worthington, Indiana	Central	420	97	28

Total			31,531	9,707	4,219

(1)	Operated but not owned by us.

(2)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other contiguous land owned by our company.

(3)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(4)	Unused permitted acreage consists of all acreage at the landfill encompassed by an active permit on which disposal operations have not commenced.

ITEM 3.	LEGAL PROCEEDINGS

On March 26, 2007, Republic Services of Ohio II, LLC, an Ohio limited liability company and wholly owned subsidiary of our company, was issued Final Findings and Orders from the Ohio Environmental Protection Agency. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio has agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. We also paid approximately $.7 million in sanctions to comply with the F&Os. Currently, Republic-Ohio is performing certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.

Republic-Ohio has also received a request from the U.S. EPA to cooperate and address certain environmental conditions at Countywide. Republic-Ohio has indicated its willingness to cooperate with the U.S. EPA on these issues. Republic-Ohio is in the process of or has already substantially completed the activities identified in the U.S. EPA’s letter.

We learned that the Commissioner of the Stark County Health Department recommended that the Health Board suspend Countywide’s 2007 annual operating license. We also have learned that the Commissioner intends to recommend that the Health Board deny Countywide’s pending license application for 2008. Republic-Ohio obtained a preliminary injunction prohibiting the Health Board from suspending its 2007 operating license and has also obtained a Temporary Restraining Order prohibiting the Health Board from denying its 2008 operating license application.

We believe that we have diligently performed all actions required under the F&Os and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is beginning to subside. As such, we believe that we satisfy the rules and regulations that govern the operating license at Countywide. We disagree with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.

If we are not successful with such legal and administrative remedies, we will be required to close Countywide and record a non-cash charge of approximately $90 million for asset impairment and a charge of approximately $10 million for acceleration of future capping, closure and post-closure activities. In addition, we would forego future cash flows expected to be generated by Countywide and a portion of the cash flows from our Cleveland and Akron marketplaces. The annual projected future net cash flows are estimated to be approximately $16 million.

We intend to vigorously pursue financial contributions from third parties for our costs to comply with the F&Os, other required remedial actions and, if necessary, any costs related to the closing of Countywide.

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

Governmental agencies have previously assessed, and we have paid, fines and penalties related primarily to environmental matters at our landfill operations. As of December 31, 2007, we were involved in several matters in which we believe there is a reasonable possibility that sanctions could exceed $100,000. These matters involve allegations that we violated various federal and state regulations. We do not believe that any of these matters will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations, cash flows or prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock began trading on the New York Stock Exchange on July 1, 1998.

In January 2007, our board of directors approved a 3-for-2 stock split effective on March 16, 2007 for stockholders of record on March 5, 2007. Our share and per share data have been retroactively restated to reflect the split.

The following table sets forth the range of the high and low sale prices of our common stock and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

2007
First Quarter	$29.67	$26.22	$.1067
Second Quarter	31.09	27.05	.1067
Third Quarter	33.26	27.93	.1700
Fourth Quarter	35.00	30.90	.1700

2006
First Quarter	$28.49	$24.47	$.0933
Second Quarter	29.47	25.75	.0933
Third Quarter	27.53	25.04	.1067
Fourth Quarter	28.83	26.57	.1067

On February 15, 2008 the last reported sale price of our common stock was $31.18.

There were approximately 91 record holders of our common stock at February 15, 2008, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In January 2008, our board of directors declared a regular quarterly dividend of $.17 per share for stockholders of record on April 1, 2008. We expect to continue to pay quarterly cash dividends, and we may consider increasing our quarterly cash dividends if we believe it will enhance shareholder value.

From 2000 through 2007, our board of directors authorized the repurchase of up to $2.3 billion of our common stock. As of December 31, 2007, we paid $2.2 billion to repurchase 74.8 million shares of our common stock, of which 11.1 million shares were acquired during 2007 for $362.8 million. As of December 31, 2007, we had $136.4 million remaining under our share repurchase authorization. In January 2008, our board of directors authorized the repurchase of an additional $250.0 million of our common stock.

We have the ability under our credit facility to pay dividends and repurchase our common stock under the condition that we are in compliance with the covenants in our credit facility. As of December 31, 2007, we were in compliance with the financial covenants of our credit facility.

Performance Graph

The following performance graph compares the performance of our common stock to the New York Stock Exchange Composite Index and to an index of peer companies we selected. The peer group consists of Waste Management, Inc. and Allied Waste Industries, Inc. The graph covers the period from December 31, 2002 to December 31, 2007. The graph assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2002 and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

Indexed Returns Years Ending

	Base
	Period
	December	December	December	December	December	December
	2002	2003	2004	2005	2006	2007
Company Name/Index:
Republic Services, Inc.	$100.00	$122.19	$161.44	$183.38	$201.54	$237.26
NYSE Composite Index	100.00	128.80	145.00	155.89	188.10	205.26
Peer Group Only	100.00	130.38	128.49	131.99	167.11	151.96
Peer Group + Republic Services, Inc.	100.00	128.93	134.23	140.82	173.37	166.00

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares	Average Price	of Publicly	Purchased Under the
	(or Units)	Paid per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)(a)	or Programs	(in millions)

Month #1 (October 1 — October 31, 2007)	399,800	$33.37	399,800	$193.8
Month #2 (November 1 — November 30, 2007)	1,184,078	33.18	1,184,078	154.5
Month #3 (December 1 — December 31, 2007)	547,300	33.05	547,300	136.4

Total	2,131,178	$33.18	2,131,178	$136.4

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

The share purchases reflected in the table above were made pursuant to our $250.0 million repurchase program approved by our board of directors in July 2007. This share repurchase program does not have an expiration date. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase program up to an aggregate of $136.4 million and under the additional $250.0 million program authorized by our board of directors in January 2008.

ITEM 6.	SELECTED FINANCIAL DATA (in millions, except per share data)

The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The Company’s shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods prior to 2007 to reflect a 3-for-2 stock split in the form of a stock dividend that was effective on March 16, 2007. See Notes 1, 3, 4 and 7 of the Notes to Consolidated Financial Statements for a discussion of basis of presentation, business combinations, landfill and environmental costs, and stockholders’ equity and their effect on comparability of year-to-year data.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Income Data:
Revenue	$3,176.2	$3,070.6	$2,863.9	$2,708.1	$2,517.8
Expenses:
Cost of operations	1,997.3	1,924.4	1,803.9	1,714.4	1,605.4
Depreciation, amortization and depletion	305.5	296.0	278.8	259.4	239.1
Accretion	17.1	15.7	14.5	13.7	12.7
Selling, general and administrative	320.3	315.0	289.5	268.3	247.9

Operating income	536.0	519.5	477.2	452.3	412.7
Interest expense	(94.8)	(95.8)	(81.0)	(76.7)	(78.0)
Interest income	12.8	15.8	11.4	6.9	9.5
Other income (expense), net	14.1	4.2	1.6	1.2	3.2

Income before income taxes	468.1	443.7	409.2	383.7	347.4
Provision for income taxes	177.9	164.1	155.5	145.8	132.0

Income before cumulative effect of changes in accounting principles	290.2	279.6	253.7	237.9	215.4
Cumulative effect of changes in accounting principles	—	—	—	—	(37.8)

Net income	$290.2	$279.6	$253.7	$237.9	$177.6

Basic earnings per share:
Before cumulative effect of changes in accounting principles	$1.53	$1.41	$1.23	$1.10	$.96
Cumulative effect of changes in accounting principles	—	—	—	—	(.17)

Basic earnings per share	$1.53	$1.41	$1.23	$1.10	$0.79

Weighted average common shares outstanding	190.1	198.2	207.0	217.3	224.8

Diluted earnings per share:
Before cumulative effect of changes in accounting principles	$1.51	$1.39	$1.20	$1.08	$.95
Cumulative effect of changes in accounting principles	—	—	—	—	(.17)

Diluted earnings per share	$1.51	$1.39	$1.20	$1.08	$.78

Weighted average common and common equivalent shares outstanding	192.0	200.6	210.8	221.1	227.6

Cash dividends per common share	$.5534	$.4000	$.3466	$.2400	$.0800

	Years Ended December 31,
	2007	2006	2005	2004	2003

Other Operating Data:
Cash flows from operating activities	$661.3	$511.2	$747.8	$672.1	$596.1
Capital expenditures	292.5	326.7	309.0	289.6	268.8
Proceeds from sales of property and equipment	6.1	18.5	10.1	5.7	9.1

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$21.8	$29.1	$131.8	$141.5	$119.2
Restricted cash and marketable securities	165.0	153.3	255.3	275.7	397.4
Total assets	4,467.8	4,429.4	4,550.5	4,464.6	4,554.1
Total debt	1,567.8	1,547.2	1,475.1	1,354.3	1,520.3
Total stockholders’ equity	1,303.8	1,422.1	1,605.8	1,872.5	1,904.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table reflects our revenue by source for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Years Ended December 31,
	2007		2006		2005

Collection:
Residential	$802.1	25.3%	$758.3	24.7%	$705.3	24.6%
Commercial	944.4	29.7	883.6	28.8	801.5	28.0
Industrial	645.6	20.3	654.1	21.3	601.0	21.0
Other	19.5	.6	22.4	.7	31.3	1.1

Total collection	2,411.6	75.9	2,318.4	75.5	2,139.1	74.7

Transfer and disposal	1,192.5		1,182.1		1,108.6
Less: Intercompany	(612.3)		(588.6)		(560.1)

Transfer and disposal, net	580.2	18.3	593.5	19.3	548.5	19.1
Other	184.4	5.8	158.7	5.2	176.3	6.2

Revenue	$3,176.2	100.0%	$3,070.6	100.0%	$2,863.9	100.0%

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

The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended December 31, 2007 and 2006, approximately 58% and 56%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.

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

Summarized financial information concerning our reportable segments for the respective years ended December 31, 2007, 2006 and 2005 is shown in the following table:

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2007	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$577.0	$50.6	$1.0	$51.6	$66.1	11.5%
Central Region	647.5	88.0	(6.0)	82.0	119.9	18.5
Southern Region	828.8	72.8	.4	73.2	180.2	21.7
Southwestern Region	349.0	34.5	.4	34.9	61.3	17.6
Western Region	773.2	66.2	7.5	73.7	172.6	22.3
Corporate Entities	.7	7.2	—	7.2	(64.1)	—

Total	$3,176.2	$319.3	$3.3	$322.6	$536.0	16.9

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2006	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$568.8	$44.6	$(.9)	$43.7	$92.4	16.2%
Central Region	635.1	92.6	(1.9)	90.7	111.4	17.5
Southern Region	798.1	73.8	1.5	75.3	153.6	19.2
Southwestern Region	334.3	35.4	(.8)	34.6	58.5	17.5
Western Region	735.8	61.8	(.2)	61.6	171.1	23.3
Corporate Entities	(1.5)	5.8	—	5.8	(67.5)	—

Total	$3,070.6	$314.0	$(2.3)	$311.7	$519.5	16.9

		Depreciation,
		Amortization,
		Depletion and	SFAS 143	Depreciation,
		Accretion Before	Adjustments to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
2005	Revenue	Adjustments	Expense(a)	Accretion	(Loss)	Margin

Eastern Region	$543.7	$45.3	$(.7)	$44.6	$92.2	17.0%
Central Region	567.8	81.3	.9	82.2	103.5	18.2
Southern Region	734.7	74.0	(.4)	73.6	121.4	16.5
Southwestern Region	320.8	33.5	(4.2)	29.3	50.9	15.9
Western Region	693.9	58.8	.6	59.4	163.9	23.6
Corporate Entities	3.0	4.2	—	4.2	(54.7)	—

Total	$2,863.9	$297.1	$(3.8)	$293.3	$477.2	16.7

(a)	Consists of adjustments to amortization expense for changes in estimates and assumptions related to our reviews of landfill asset retirement obligations under SFAS 143.

Our operations are managed and reviewed through five regions that we designate as our reportable segments. From 2005 to 2007, revenue increased in all of our regions due to the successful execution of our pricing strategy.

2007 compared to 2006:

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

Operating margins in the Eastern Region decreased from 16.2% to 11.5% primarily because of a $44.6 million charge to operating expenses and a $1.5 million charge to selling, general and administrative expenses associated with environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. Excluding these expenses, operating margins increased from 16.2% in 2006 to 19.4% in 2007, primarily due to higher revenue, lower disposal costs, and lower truck and equipment maintenance costs.

•	Revenue in our Central Region increased during 2007 compared to 2006 due to price increases in all lines of business and an increase in the price of commodities. This increase in revenue was partially offset by lower volumes in the commercial collection, industrial collection and landfill lines of business. Lower volumes in the collection lines of business are primarily due to less favorable weather conditions during 2007 and a general slowdown in economic conditions. Lower landfill volumes are primarily due to our decision to limit our acceptance of certain waste streams.

Operating margins in our Central Region increased due to higher revenue, lower disposal costs and adjustments to landfill amortization expense associated with SFAS 143. This increase in operating margins was partially offset by increases in risk insurance and landfill operating costs.

•	In our Southern Region, price increases in all lines of business, increases in the price of commodities, and increases in commercial collection, residential collection and landfill volumes resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by lower industrial collection volumes. These lower volumes are primarily due to a general slowdown in residential construction in 2007, and hurricane-related work that was performed during 2006.

Operating margins in our Southern Region increased primarily due to higher revenue, lower disposal costs due to drier weather, lower truck and equipment maintenance costs, and lower labor costs.

•	Our Southwestern Region benefited from price increases in all lines of business and volume increases in the commercial collection, industrial collection and landfill lines of business. This increase in revenue was partially offset by a decrease in residential collection volumes. This decrease in residential collection volumes is primarily due to the city of Houston assuming responsibility for collecting municipal solid waste.

The increase in operating margins in our Southwestern Region is primarily due to higher revenue and lower selling, general and administrative costs. This increase in operating margins was partially offset by higher disposal and truck maintenance costs.

•	In our Western Region, price increases in all lines of business, volume increases in the residential collection line of business and an increase in commodity prices resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by a decrease in industrial collection and landfill volumes resulting from a general slowdown in residential construction in 2007.

Operating margins in our Western Region decreased because of an $8.1 million increase in landfill operating costs and a $5.2 million increase in SFAS 143 amortization expense associated with environmental conditions at our closed disposal facility in Contra Costa County, California. Excluding these expenses, operating margins increased from 23.3% in 2006 to 24.0% in 2007, primarily due to higher revenue and an increase in the price of commodities.

•	The decrease in operating costs for Corporate Entities from 2006 to 2007 is due to a $4.3 million reduction to our allowance for doubtful accounts recorded during 2007 as a result of refining our estimate of our allowance based on our historical collection experience, which was partially offset by increases in operating costs associated with the expansion of our business.

2006 compared to 2005:

•	Revenue in our Eastern Region increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and due to increased volumes in our industrial collection and landfill businesses. This increase in revenue was partially offset by decreased volume in our commercial and residential collection businesses and by the sale of our operations in western New York during the three months ended March 31, 2005. Operating margins decreased from 2005 to 2006 due to higher landfill operating and fuel costs partially offset by higher revenue.

•	In our Central Region, revenue increased during 2006 compared to 2005 due to price increases in our collection and landfill lines of business and volume growth in our landfill line of business arising from favorable economic conditions. Operating margins decreased primarily due to increased third-party hauling costs associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan. This increase in costs was partially offset by adjustments to landfill amortization expense associated with SFAS 143.

•	Our operations in the Southern Region experienced the greatest margin improvement of all of our segments because of price increases and volume growth in our collection and landfill lines of business. Operating margins increased because of an increase in revenue arising from favorable economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143. Operating margins also improved during 2006 because of higher costs incurred during the fourth quarter of 2005 related to hurricane clean-up.

•	In our Southwestern Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business, partially offset by the sale of our remediation and heavy construction services business during the fourth quarter of 2005. The increase in operating margins from 2005 to 2006 is attributable to an increase in revenue arising from improving economic conditions, partially offset by higher fuel costs and adjustments to landfill amortization expense associated with SFAS 143.

•	In our Western Region, revenue increased due to price increases and volume growth in our collection and landfill lines of business. Operating margins decreased from 2005 to 2006 because of higher fuel, labor and insurance costs, partially offset by an increase in revenue during 2006 and adjustments for landfill amortization expense associated with SFAS 143.

•	The increase in operating costs for Corporate Entities from 2005 to 2006 is due to the expansion of our business, incremental costs associated with our adoption of SFAS 123(R), additional costs associated with our 401(k) plan resulting from an increase in the employer’s matching contribution percentage and an increase in other incentive compensation.

2007 Financial Objectives

In February 2007, we publicly announced our objectives for the year. These objectives included the following:

•	Generating free cash flow (a non-GAAP measure) in excess of 100% of net income, or approximately $315 million. In July 2007, we increased our range of anticipated free cash flow to approximately $320 to $325 million.

•	Using our free cash flow to repurchase our common stock under our existing $250.0 million share repurchase program and to continue to pay quarterly cash dividends.

•	Generating diluted earnings per share of $1.50 to $1.52. We updated our earnings per share guidance in July 2007 to a new range of $1.59 to $1.62 per diluted share and in October 2007 to a new range of $1.65 to $1.66 per diluted share (excluding the $54.9 million of charges, or $.18 per diluted share, we recorded in 2007 related to our Countywide and Contra Costa County facilities).

•	Growing revenue from core operations by approximately 4.0% to 4.5%, with approximately 3.0% to 3.5% attributable to price increases and 1% attributable to volume growth. In July 2007, we updated our core revenue growth guidance to approximately 3.0%, with approximately 4.5% attributable to price growth (excluding commodities), while volume was expected to decline approximately 1.5%.

•	Purchasing approximately $310 million of property and equipment, net of sales of property and equipment. In July 2007, we reduced this to $295 million.

2007 Business Performance

During 2007, we met or exceeded our financial objectives.

During 2007, we generated free cash flow of $374.9 million (consisting of cash provided by operating activities of $661.3 million, less purchases of property and equipment of $292.5 million, plus proceeds from sales of property and equipment of $6.1 million).

In July 2007, our board of directors authorized the repurchase of an additional $250.0 million of our company stock. During 2007, we used our free cash flow to repurchase 11.1 million shares of our common stock, or 5.7% of our outstanding shares, for $362.8 million. Also, during the third quarter of 2007, our board of directors increased our quarterly dividend to $.17 per share.

During 2007, we generated diluted earnings per share of $1.51. Excluding pre-tax charges of $54.9 million ($33.8 million, or $0.18 per diluted share, net of tax) related to our Countywide and Contra Costa County facilities and a pre-tax gain of $12.5 million ($5.0 million, or $0.03 per diluted share, net of tax) related to the sale of our compost, mulch and soil business in Texas, our diluted earnings per share would have been $1.66.

Our internal growth from core operations for 2007, excluding commodities, divestitures, taxes and non-core operations, was 3.1%, with 4.6% from price increases offset by a 1.5% decline in volume. During 2007, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. The broad-based price increases we secured offset various escalating capital and operating costs, including fuel costs. During 2007, we experienced lower industrial collection and landfill volumes primarily resulting from the slowdown in residential construction.

Excluding the $54.9 million of charges we recorded during 2007 related to our Countywide and Contra Costa County facilities, our operating margins increased by 1.7% from 16.9% in 2006 to 18.6% in 2007. During 2007, improved pricing and continued focus on productivity improvements offset higher fuel and insurance costs.

2008 Financial Objectives

Our financial objectives for 2008 assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2007. Specific guidance is as follows:

•	We expect to generate free cash flow in excess of net income, or approximately $340 to $350 million.

•	We anticipate using our free cash flow to continue to repurchase shares of our common stock under our existing $250 million share repurchase program and a new $250.0 million repurchase program authorized by our board of directors in January 2008. We also anticipate using our free cash flow to continue to pay quarterly cash dividends.

•	We anticipate diluted earnings of $1.78 to $1.82 per share.

•	We anticipate operating margins of approximately 19.0%.

•	We are targeting internal growth from core operations to be approximately 2.0% to 3.5%, with approximately 3.5% to 4.0% attributable to core price increases, while the change in volume is expected to be down .5% to 1.5%.

•	We anticipate purchasing approximately $325 million of property and equipment, net of sales of property and equipment.

2008 Business Initiatives

Our business initiatives for 2008 are generally a continuation of those initiated in prior years and are dependent on further standardizing our business processes and improving our systems. Ensuring that our people understand our initiatives and processes and are trained on our systems is essential to the overall success of our initiatives. Our business initiatives for 2008 are as follows:

•	Pricing initiatives. During the fourth quarter of 2003, we implemented a broad-based pricing initiative across all lines of our business. The purpose of this initiative is to recover increasing costs and improve operating margins. We realized the benefit of this initiative during the past several years and expect a continuing benefit during 2008.

•	Improve business integration. During 2005, we took a number of steps to further strengthen our business platform and improve our business integration. In response to limited vertical integration opportunities, we divested of our operations in western New York. We acquired a landfill in the Dallas/Fort Worth area which better integrated that marketplace. In addition, we divested of our remediation and heavy construction services business. During 2007, we divested of our Texas-based compost, mulch and soil business. We plan to continue to develop and implement strategies that improve the performance of locations and lines of business that are performing below the company’s average. To achieve this objective, we may purchase operations from, sell operations to or exchange operations with other companies in the future.

•	Improve the quality of our revenue. During 2006, we completed the development of the next generation of our billing and operating system. This system standardizes our billing and operating processes. It also provides a variety of functionalities including customer service, dispatch, billing, sales analysis, account retention and route productivity analysis. During 2008, we will continue to ensure that our operating personnel are utilizing the system to its full potential.

We currently monitor our return on investment by marketplace and use a return on investment pricing model. This model will eventually allow us to track our return on investment by customer.

We use a customer relationship management system. This system improves the productivity of our sales force by helping to establish marketing priorities and track sales leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts. During 2008, we will continue to ensure our sales force is properly trained on this system and is using it as intended.

•	Improve the productivity of our operations. We use a grid productivity program that enables us to benchmark the performance of our drivers. In addition, in our larger markets, we use a route optimization program to minimize drive times and improve operational density. During 2008, we will continue to update our disposal optimization metrics. These metrics identify which local disposal option maximizes our return on invested capital and cash flow.

•	Improve fleet management and procurement. We use Dossier as our fleet management and parts procurement system at all of our significant hauling and landfill operations. Among other features, this system tracks parts inventories, generates automatic quantity order points and logs all maintenance work. It allows us to capture and review information to ensure our preventive maintenance programs comply with manufacturers’ warranties and governmental regulations. In addition, the purchase order module within this system allows us to cross-reference purchasing information with our inventory. During 2008, we intend to further utilize this purchase order module to take advantage of volume discounts.

•	Enhance operational and financial reporting systems. We have several initiatives aimed at improving our operational and financial reporting systems. The overall goal of these initiatives is to provide us with detailed information, prepared in a consistent manner, that will allow us to quickly analyze and act upon trends in our business.

One of our most significant systems is our enterprise-wide general ledger package, which includes Lawson general ledger software and Lawson fixed asset software.

During December 2006, we successfully converted all of our locations to Lawson enterprise-wide human resources software. This software provides a number of direct benefits including a reduction in payroll processing and compliance costs and integration into our general ledger software. It also provides a number of indirect benefits including better information concerning labor and related costs and better control over employee-related initiatives such as training.

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

•	Expand our safety training programs. In light of increasing insurance costs and as part of our ongoing emphasis on safe work practices, we continue to expand our safety training programs. Safety will continue to be a key area of focus during 2008.

•	“Customer First” program. In order to secure our position as a leading provider of world-class customer service, we have initiated a “Customer First” program. Several of our divisions were selected to implement this program during 2008. This program entails establishing sustainable and competitive service standards in each applicable marketplace. Systems to measure our success in meeting our service level standards will also be developed. Best practices derived from the program will be implemented throughout our company.

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

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Landfill Accounting:
Life Cycle Accounting	We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are capitalized, and amortized on a units-of-consumption basis as airspace is consumed.	Cost and airspace estimates are developed at least annually by engineers. Changes in these estimates could significantly affect our amortization, depletion and accretion expense.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.

Probable Expansion Airspace	We include expansion areas that we believe have a probable likelihood that the expansion area will ultimately be permitted in our calculation of total available airspace.	We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Final Capping, Closure and Post-Closure	We account for our final capping, closure and post-closure activities in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire life of the landfill. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed within the entire landfill, depending on the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and the company’s credit-adjusted, risk-free rate in effect at the time the liabilities were incurred.	Future costs for final capping, closure and post-closure are developed at least annually by engineers, and are inflated to future value using estimated future payment dates and inflation rate projections. Changes in any of these estimates could affect our amortization of final capping, closure and post-closure costs and our accretion expense.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Landfill and Environmental Matters and — Selected Balance Sheet Accounts.

Note 3, Landfill and Environmental Costs in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference

Self-Insurance:
	Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Self-insurance accruals are based on claims reported and actuarial estimates of claims development and claims incurred but not reported.	Estimates of claims development and claims incurred but not reported are developed actuarially. If actual claims experience or development is significantly different than our estimates, our self-insurance expense would change.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 12, Commitments and Contingencies in the Consolidated Financial Statements.

Property and Equipment:
Expenditures for Improvements, Repairs and Maintenance	Expenditures for major additions and improvements to facilities are capitalized. All expenditures for maintenance and repairs are expensed when incurred.	Whether certain expenditures improve an asset or lengthen its useful life is subject to our judgment. Accordingly, the actual useful lives of our assets could differ from our estimates.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Property and Equipment.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Allowance for Doubtful Accounts:
	Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables, specific customer information and economic conditions. In general, reserves are provided for accounts receivable in excess of 90 days old. Accounts receivable are written off when they are deemed uncollectible.	Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of judgment. If our judgments and estimates concerning the adequacy of our reserve for accounts receivable is incorrect, bad debt expense would change.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Balance Sheet Accounts.

Note 2, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

		Subjective or	Disclosure
Policy	Description	Complex Judgments	Reference
Income Taxes:
Deferred Taxes	We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly, deferred taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax bases of assets and liabilities and their reported amounts in the financial statements. After the initial recognition of a deferred tax asset, a valuation allowance is provided if it is determined that it is more likely than not that the asset will not be realized.	Valuation allowances for deferred tax assets and the realizability of net operating losses for tax purposes are based on our judgment. If our judgments and estimates concerning valuation allowances and the realizability of net operating losses are incorrect, our provision for income taxes would change.	Note 2, Summary of Significant Accounting Policies, and Note 6, Income Taxes in the Consolidated Financial Statements.

Uncertain Tax Positions	Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation identifies a defined methodology for recognizing uncertain tax positions.	Evaluating and estimating our uncertain tax positions and tax benefits is based on our judgment. If our judgments and estimates are incorrect, our provision for income taxes would change.	Note 2, Summary of Significant Accounting Policies, and Note 6, Income Taxes in the Consolidated Financial Statements.

Business Combinations

We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our Consolidated Financial Statements from the date of acquisition.

We acquired various solid waste businesses during the years ended December 31, 2007, 2006 and 2005. The aggregate purchase price we paid for these transactions was $4.4 million, $4.9 million and $26.7 million, respectively. In addition, during 2005, we entered into a $53.9 million capital lease related to a landfill.

In November 2007, we divested of our Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divestiture. In 2005, we divested of our operations in western New York and received proceeds of $29.1 million. A gain of $3.3 million was recorded in

2005 on the divestiture. In addition, in 2005, we sold our environmental remediation company and received proceeds of $1.2 million. A loss of $2.0 million was recorded in 2005 on the divestiture.

Cost in excess of fair value of net assets acquired (goodwill) for 2007 acquisitions totaled $1.0 million. As of December 31, 2007 we had goodwill, net of accumulated amortization, of $1,555.7 million.

Goodwill for 2006 acquisitions totaled $1.0 million. As of December 31, 2006, we had goodwill, net of accumulated amortization, of $1,562.9 million.

Goodwill for 2005 acquisitions totaled $16.6 million. As of December 31, 2005, we had goodwill, net of accumulated amortization, of $1,563.8 million. $57.9 million of the total purchase price paid for acquisitions (including the landfill capital lease) and contingent payments to former owners was allocated to landfill airspace during 2005.

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

Consolidated Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Our net income was $290.2 million for the year ended December 31, 2007, or $1.51 per diluted share, as compared to $279.6 million, or $1.39 per diluted share, in 2006 and $253.7 million, or $1.20 per diluted share, in 2005.

During the year ended December 31, 2007, we recorded pre-tax charges of $45.3 million ($27.9 million, or $.15 per diluted share, net of tax) related to estimated costs that we believe are required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio and to undertake certain other remedial actions we have agreed with the OEPA to perform, including, without limitation, installing a “fire” break and removing liquids from gas extraction wells. While we intend to vigorously pursue financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.

During the year ended December 31, 2007, we recorded a pre-tax charge of $9.6 million ($5.9 million, or $.03 per diluted share, net of tax) associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a consent agreement with the California Department of Toxic Substance Control.

The charges for our Countywide and Contra Costa County facilities affected our Consolidated Statements of Income as follows:

Year Ended
December 31,
2007

Expenses:
Cost of operations	$49.1
Depreciation, amortization and depletion	3.6
Selling, general and administrative	1.5

Operating income	(54.2)
Other income (expense), net	(.7)

Income before income taxes	$(54.9)

During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various tax matters, including the effective completion of Internal Revenue Service audits of our consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits for the years 1998 through 2000.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123(R), we recorded $6.3 million and $5.5 million of incremental equity-based compensation expense during the years ended December 31, 2007 and 2006, respectively. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). See Note 8, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for further information.

The following table summarizes our operating costs and expenses in millions of dollars and as a percentage of our revenue for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005

Revenue	$3,176.2	100.0%	$3,070.6	100.0%	$2,863.9	100.0%
Cost of operations	1,997.3	62.9	1,924.4	62.7	1,803.9	63.0
Depreciation, amortization and depletion of property and equipment	299.0	9.4	289.0	9.4	271.7	9.5
Amortization of intangible assets	6.5	.2	7.0	.2	7.1	.2
Accretion	17.1	.5	15.7	.5	14.5	.5
Selling, general and administrative expenses	320.3	10.1	315.0	10.3	289.5	10.1

Operating income	$536.0	16.9%	$519.5	16.9%	$477.2	16.7%

Revenue.  Revenue was $3,176.2 million, $3,070.6 million and $2,863.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue increased by $105.6 million, or 3.4%, from 2006 to 2007. Revenue increased by $206.7 million, or 7.2%, from 2005 to 2006. The following table reflects the components of our revenue growth for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Core price	4.2%	3.4%	2.7%
Fuel surcharges	.2	1.1	.8
Environmental fees	.2	.4	.2
Recycling commodities	.9	(.1)	.1

Total price	5.5	4.8	3.8

Core volume(a)	(1.5)	2.4	2.5
Non-core volume	(.1)	—	(.2)

Total volume	(1.6)	2.4	2.3

Total internal growth	3.9	7.2	6.1
Acquisitions, net of divestitures	(.5)	(.1)	(.4)
Taxes(b)	—	.1	.1

Total revenue growth	3.4%	7.2%	5.8%

(a)	Core volume growth for the year ended December 31, 2006 includes .8% associated with hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost.

(b)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

•	2007: During the year ended December 31, 2007, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. Our revenue growth also benefited from higher prices for commodities. However, we experienced a decrease in core volume growth primarily due to lower industrial collection and landfill volumes resulting from the slowdown in residential construction.

•	2006: During the year ended December 31, 2006, our revenue growth continued to benefit from our broad-based pricing initiative. We experienced core volume growth in our collection and landfill lines of business. This core volume growth was partially offset by hurricane clean-up efforts that took place during the fourth quarter of 2005.

•	2005: During the year ended December 31, 2005, our revenue growth from core pricing continued to benefit from our broad-based pricing initiative. During the year ended December 31, 2005, we experienced core volume growth in our residential collection, industrial collection and landfill businesses. Our core volume growth was also positively impacted by hurricane clean-up efforts. In June 2005, we began assessing environmental fees on the non-franchise portion of our customer base.

•	2008 Outlook: We anticipate internal growth from core operations to be approximately 2.0% to 3.5% during 2008, with approximately 3.5% to 4.0% attributable to core price increases, while the change in volume is expected to be down .5% to 1.5%. Our projections assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2007. However, our internal growth may remain flat or may decline in 2008 depending on economic conditions and our success in implementing pricing initiatives.

Cost of Operations.  Cost of operations was $1,997.3 million, $1,924.4 million and $1,803.9 million, or, as a percentage of revenue, 62.9%, 62.7% and 63.0%, for the years ended December 31, 2007, 2006 and 2005, respectively.

The increase in cost of operations in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is primarily a result of the $41.0 million of charges we have recorded in cost of operations related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency and to undertake certain other remedial actions in response to environmental conditions at our Countywide facility and the $8.1 million charge we recorded related to an increase in leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. The increase in aggregate dollars for the year ended December 31, 2006 versus the comparable 2005 period is primarily a result of the expansion of our operations through internal growth.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2007, 2006 and 2005 in millions of dollars and as a percentage of our revenue:

	Years Ended December 31,
	2007		2006		2005

Subcontractor, disposal and third-party fees	$699.6	22.0%	$718.7	23.4%	$694.9	24.3%
Labor and benefits	614.4	19.3	588.5	19.2	557.3	19.5
Maintenance and operating	510.0	16.1	457.3	14.9	401.2	14.0
Insurance and other	173.3	5.5	159.9	5.2	150.5	5.2

Total	$1,997.3	62.9%	$1,924.4	62.7%	$1,803.9	63.0%

A description of our cost categories is as follows:

•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for all periods presented is primarily due to higher revenue resulting from improved pricing. During 2007, drier weather, particularly in our Southern Region, resulted in lower disposal costs. In addition, the decrease in expense as a percentage of revenue from 2005 to 2006 is due to costs incurred during the fourth quarter of 2005 related to hurricane clean-up. These reductions in costs were partially offset by additional third-party hauling costs incurred during 2006 associated with our company assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan.

•	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. The increase in such expenses as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is due to increases in benefits including health insurance. In addition, during December 2006, we assumed responsibility for hauling a portion of our transfer station volumes to one of our landfills. This hauling service reduced our third-party fees and increased various other cost categories, the most significant of which is labor. The decrease in such expenses as a percentage of revenue for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to higher revenue resulting from improved pricing and productivity improvements in our commercial and industrial collection lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to an increase in landfill operating costs resulting from $41.0 million of charges recorded during the year ended December 31, 2007 for our Countywide facility. These charges related to increases in estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency and to undertake certain other remedial actions in response to environmental conditions. In addition, landfill operating costs increased due to an $8.1 million charge associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. The increase in such expenses as a percentage of revenue for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to increases in fuel and landfill operating costs. The cost of fuel as a percentage of revenue increased by .3% from 2006 to 2007 and by .6% from 2005 to 2006.

•	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to an increase in the severity of our automobile insurance claims.

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

Depreciation, Amortization and Depletion of Property and Equipment.  Depreciation, amortization and depletion expenses for property and equipment were $299.0 million, $289.0 million and $271.7 million, or, as a percentage of revenue, 9.4%, 9.4% and 9.5%, for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in such expenses in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is partially due to $3.3 million of adjustments to landfill amortization expense for changes in estimates and assumptions related to our reviews of landfill asset retirement obligations under SFAS 143. In addition, during the year ended December 31, 2007, we incurred approximately $3.3 million of additional depletion and amortization expense associated with a reduction of estimated remaining available airspace at our Countywide facility. Depreciation expense during 2007 was also slightly higher due to our ongoing truck and equipment replacement program. The slight decrease in such expenses as a percentage of revenue during the year ended December 31, 2006 versus the comparable 2005 period is due to lower landfill amortization and depletion expense during 2006.

Amortization of Intangible Assets.  Intangible assets consist primarily of costs in excess of fair value of net assets acquired (goodwill), but also includes values assigned to long-term contracts, covenants not to compete and customer relationships. Expenses for amortization of intangible assets were $6.5 million, $7.0 million and $7.1 million, or, as a percentage of revenue, .2% for the years ended December 31, 2007, 2006 and 2005, respectively.

Accretion Expense.  Accretion expense was $17.1 million, $15.7 million and $14.5 million, or, as a percentage of revenue, .5% for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in such expenses in aggregate dollars in 2007 and 2006 is primarily due to increases in asset retirement obligations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $320.3 million, $315.0 million and $289.5 million, or, as a percentage of revenue, 10.1%, 10.3% and 10.1%, for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in such expenses in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to the expansion of our business. The decrease in such expenses as a percentage of revenue for 2007 versus 2006 is primarily due to a reduction in incentive compensation costs and a $4.3 million reduction to our allowance for doubtful accounts recorded during the year ended December 31, 2007 as a result of refining our estimate for our allowance based on our historical collection experience.

The increase in such expenses in aggregate dollars and as a percentage of revenue from 2005 to 2006 is due to incremental costs associated with our adoption of SFAS 123(R), additional costs associated with our 401(k) plan resulting from an increase in the employer’s matching contribution percentage and an increase in other incentive compensation. During the years ended December 31, 2007 and 2006, we incurred $6.3 million and $5.5 million, respectively, of incremental costs associated with our adoption of SFAS 123(R).

We believe that selling, general and administrative expenses for 2008 will be approximately 10.0% to 10.5% of revenue.

Operating Income.  Operating income was $536.0 million, $519.5 million and $477.2 million, or, as a percentage of revenue, 16.9%, 16.9% and 16.7%, for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Expense.  We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $94.8 million, $95.8 million and $81.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in interest expense for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to an increase in debt balances and an increase in interest rates on our floating-rate debt.

Capitalized interest was $3.0 million, $2.7 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Income and Other Income (Expense), Net.  Interest income and other income, net of other expense, was $26.9 million, $20.0 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is due to a $12.5 million gain related to the sale of our compost, mulch and soil business in Texas partially offset by lower interest income on cash and restricted cash balances. The increase in aggregate dollars for the year ended December 31, 2006 versus the comparable 2005 period is primarily due to an increase in interest income on cash and restricted cash balances resulting from higher interest rates.

Income Taxes.  Our provision for income taxes was $177.9 million, $164.1 million and $155.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective income tax rate was 38.0%, 37.0% and 38.0% for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits of our consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits for the years 1998 through 2000. We believe that our effective income tax rate for 2008 will be approximately 38.5%.

Landfill and Environmental Matters

Available Airspace

The following tables reflect landfill airspace activity for landfills owned or operated by us for the years ended December 31, 2007, 2006 and 2005:

			Landfill
	Balance as of	New	Operating	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	Contracts,	Granted,	Airspace	Engineering	in	December 31,
	2006	Undertaken	Net	Net of Closures	Consumed	Estimates	Design	2007

Permitted airspace:
Cubic yards (in millions)	1,597.2	—	.2	1.2	(40.3)	6.9	(27.9)	1,537.3
Number of sites	59		—	(1)				58
Probable expansion airspace:
Cubic yards (in millions)	124.6	74.4	—	—		.5	(7.5)	192.0
Number of sites	8	3	—	—				11

Total available airspace:
Cubic yards (in millions)	1,721.8	74.4	.2	1.2	(40.3)	7.4	(35.4)	1,729.3

Number of sites	59		—	(1)				58

	Balance as of	Permits		Changes in	Balance as of
	December 31,	Granted,	Airspace	Engineering	December 31,
	2005	Net of Closures	Consumed	Estimates	2006

Permitted airspace:
Cubic yards (in millions)	1,577.7	56.6	(43.5)	6.4	1,597.2
Number of sites	59	—			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	(52.5)		(.6)	124.6
Number of sites	9	(1)			8

Total available airspace:
Cubic yards (in millions)	1,755.4	4.1	(43.5)	5.8	1,721.8

Number of sites	59	—			59

			Landfills
	Balance as of	New	Acquired	Permits		Changes in	Changes	Balance as of
	December 31,	Expansions	or Divested,	Granted,	Airspace	Engineering	in	December 31,
	2004	Undertaken	Net	Net of Closures	Consumed	Estimates	Design	2005

Permitted airspace:
Cubic yards (in millions)	1,529.6	—	17.9	64.8	(43.6)	7.4	1.6	1,577.7
Number of sites	58		1	—				59
Probable expansion airspace:
Cubic yards (in millions)	222.2	8.3	—	(52.7)		(.3)	.2	177.7
Number of sites	12	1	—	(4)				9

Total available airspace:
Cubic yards (in millions)	1,751.8	8.3	17.9	12.1	(43.6)	7.1	1.8	1,755.4

Number of sites	58		1	—				59

Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

At December 31, 2004, 12.7% of our total available airspace, or 222.2 million cubic yards, consisted of probable expansion airspace at twelve of our landfills. At December 31, 2007, 11.1% of our total available airspace, or 192.0 million cubic yards, consisted of probable expansion airspace at eleven of our landfills. Between

December 31, 2004 and December 31, 2007, we received permits for five of our probable expansions, which demonstrates our continued success in obtaining permits for expansion airspace.

During 2007, total available airspace increased by a net 7.5 million cubic yards due to new expansions undertaken, changes in engineering estimates and permits granted, partially offset by airspace consumed and changes in design. In addition, during the year ended December 31, 2007, total available airspace was increased as a result of obtaining a new contract to operate a landfill in Texas, which was substantially offset by a reduction resulting from not renewing a contract to operate a small landfill in Texas. Changes in design in 2007 are primarily due to a reduction of estimated remaining available airspace at our Countywide facility. During 2006, total available airspace decreased by 33.6 million cubic yards due to airspace consumption, partially offset by permits granted and changes in engineering estimates. During 2005, total available airspace increased by 3.6 million cubic yards primarily due to new expansions undertaken, the acquisition of a landfill, permits granted and changes in engineering estimates, partially offset by airspace consumed.

As of December 31, 2007, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2007, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 3, Landfill and Environmental Costs, of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2007, eleven of our landfills meet all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 27 years. Probable expansion airspace represents 11.1% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of December 31, 2007:

	Number of Sites without	Number of Sites with	Total	Percent
	Expansion Airspace	Expansion Airspace	Sites	of Total

0 to 5 years	3	1	4	6.8%
6 to 10 years	11	—	11	19.0
11 to 20 years	13	2	15	25.9
21 to 40 years	11	6	17	29.3
41+ years	9	2	11	19.0

Total	47	11	58	100.0%

Sites with expansion airspace include two landfills with less than five years of remaining permitted airspace.

Final Capping, Closure and Post-Closure Costs

As of December 31, 2007, accrued final capping, closure and post-closure costs were $277.7 million. The current portion of these costs of $32.6 million is reflected in our Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $245.1 million is reflected in our Consolidated Balance Sheets in accrued landfill and environmental costs.

Remediation and Other Charges for Landfill Matters

During the year ended December 31, 2007, we recorded pre-tax charges of $45.3 million related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency and to undertake certain other remedial actions in response to environmental conditions at our Countywide facility. We have complied with and will continue to comply with the F&Os. We also recorded $3.3 million of additional depletion and amortization expense during the year ended December 31, 2007 associated with a reduction of estimated remaining available airspace at this landfill as a result of the OEPA’s F&Os. While we intend to vigorously pursue financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.

Also during the year ended December 31, 2007, we recorded a charge of $9.6 million associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a consent agreement with the California Department of Toxic Substance Control.

We accrue costs related to environmental remediation activities through a charge to income in the period such liabilities become probable and can be reasonably estimated. We accrue costs related to environmental remediation activities associated with acquisitions of properties through business combinations as a charge to cost in excess of fair value of net assets acquired or landfill purchase price allocated to airspace, as appropriate.

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2007, 2006 and 2005 and the future expected investment as of December 31, 2007 (in millions):

					Non-Cash
					Additions	SFAS 143
	Balance as of			Landfill	for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Operating	Retirement	Amortization	Charged to	and Other	December 31,
	2006	Additions	ments	Contracts	Obligations	Expense	Expense	Adjustments	2007

Non-depletable landfill land	$52.7	$—	$—	$—	$—	$—	$—	$—	$52.7
Landfill development costs	1,722.2	.9	(2.5)	2.5	19.5	(.7)	—	78.8	1,820.7
Construction-in-progress — landfill	61.1	95.9	—	—	—	—	—	(90.6)	66.4
Accumulated depletion and amortization	(930.6)	—	2.3	—	—	(1.1)	(110.1)	—	(1,039.5)

Net investment in landfill land and development costs	$905.4	$96.8	$(.2)	$2.5	$19.5	$(1.8)	$(110.1)	$(11.8)	$900.3

	Balance as of	Expected	Total
	December 31,	Future	Expected
	2007	Investment	Investment

Non-depletable landfill land	$52.7	$—	$52.7
Landfill development costs	1,820.7	1,744.8	3,565.5
Construction-in-progress — landfill	66.4	—	66.4
Accumulated depletion and amortization	(1,039.5)	—	(1,039.5)

Net investment in landfill land and development costs	$900.3	$1,744.8	$2,645.1

				Non-Cash
				Additions	SFAS 143
	Balance as of			for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Retirement	Amortization	Charged to	and Other	December 31,
	2005	Additions	ments	Obligations	Expense	Expense	Adjustments	2006

Non-depletable landfill land	$51.6	$1.1	$—	$—	$—	$—	$—	$52.7
Landfill development costs	1,630.0	1.6	(7.0)	22.8	(10.3)	—	85.1	1,722.2
Construction-in-progress — landfill	55.8	90.1	—	—	—	—	(84.8)	61.1
Accumulated depletion and amortization	(829.3)	—	7.0	—	.3	(108.1)	(.5)	(930.6)

Net investment in landfill land and development costs	$908.1	$92.8	$—	$22.8	$(10.0)	$(108.1)	$(.2)	$905.4

					Non-Cash
					Additions	SFAS 143
	Balance as of				for Asset	Adjustments to	Additions	Transfers	Balance as of
	December 31,	Capital	Retire-	Landfill	Retirement	Amortization	Charged to	and Other	December 31,
	2004	Additions	ments	Acquisitions	Obligations	Expense	Expense	Adjustments	2005

Non-depletable landfill land	$53.4	$.4	$—	$—	$—	$—	$—	$(2.2)	$51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	—	73.3	1,630.0
Construction-in- progress — landfill	39.1	83.7	—	—	—	—	—	(67.0)	55.8
Accumulated depletion and amortization	(742.9)	—	—	(2.8)	—	20.6	(104.2)	—	(829.3)

Net investment in landfill land and development costs	$836.1	$108.4	$(5.5)	$56.9	$20.4	$(8.1)	$(104.2)	$4.1	$908.1

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Number of landfills owned or operated	58	59	59

Net investment, excluding non-depletable land (in millions)	$847.6	$852.7	$856.5
Total estimated available disposal capacity (in millions of cubic yards)	1,729.3	1,721.8	1,755.4

Net investment per cubic yard	$.49	$.50	$.49

Landfill depletion and amortization expense (in millions)	$110.1	$108.1	$104.2
Accretion expense (in millions)	17.1	15.7	14.5

	127.2	123.8	118.7

Airspace consumed (in millions of cubic yards)	40.3	43.5	43.6

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.16	$2.85	$2.72

The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2006 to 2007 is partially due to an increase of $3.3 million in landfill amortization expense that we recorded during the year ended December 31, 2007 related to reviews of landfill asset retirement obligations at our landfills. This increase is also partially due to $3.3 million of additional depletion and amortization expense we have recorded during the year ended December 31, 2007 associated with a reduction of estimated remaining available airspace at our Countywide facility.

During the years ended December 31, 2007, 2006 and 2005, our weighted-average compaction rate was approximately 1,500 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2007, we expect to spend an estimated additional $1.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.6 billion, or $1.50 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Financial Condition

At December 31, 2007 we had $21.8 million of cash and cash equivalents. We also had $165.0 million of restricted cash deposits, including $71.4 million of restricted cash held for capital expenditures under certain debt facilities.

In June 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which was scheduled to expire in 2010. This facility replaced our prior facilities which aggregated $750.0 million. In April

2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facilities to finance our working capital, capital expenditures, acquisitions, stock repurchases, dividends and other requirements. As of December 31, 2007, we had $538.6 million available under our credit facility.

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

At December 31, 2007, we had $731.9 million of tax-exempt bonds and other tax-exempt financings outstanding of which $58.5 million were obtained during fiscal 2007. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 3.25% to 5.63% at December 31, 2007 and have maturities ranging from 2012 to 2037. As of December 31, 2007, we had $71.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.

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

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities and accrued self-insurance during the years ended December 31, 2007, 2006 and 2005 (in millions):

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2006	$18.8	$257.6	$45.1	$157.7
Non-cash asset additions	—	19.5	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(1.8)	—	—
Accretion expense	—	17.1	—	—
Other additions charged to expense, net of adjustments	3.9	—	51.4	188.2
Divestitures	(.2)	—	—	—
Payments or usage	(7.8)	(14.7)	(29.0)	(167.9)

Balance, December 31, 2007	14.7	277.7	67.5	178.0
Less: Current portion	(14.7)	(32.6)	(33.4)	(59.5)

Long-term portion	$—	$245.1	$34.1	$118.5

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	22.8	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(10.0)	—	—
Accretion expense	—	15.7	—	—
Other additions charged to expense	8.4	—	8.5	164.4
Payments or usage	(6.9)	(10.4)	(13.7)	(165.3)

Balance, December 31, 2006	18.8	257.6	45.1	157.7
Less: Current portion	(18.8)	(29.0)	(13.0)	(50.7)

Long-term portion	$—	$228.6	$32.1	$107.0

		Final Capping,
	Allowance for	Closure and
	Doubtful Accounts	Post-Closure	Remediation	Self-Insurance

Balance, December 31, 2004	$18.0	$216.8	$54.0	$143.8
Non-cash asset additions	—	20.4	—	—
Revisions in estimates of future cash flows recorded as non-cash asset additions	—	(8.1)	—	—
Accretion expense	—	14.5	—	—
Other additions charged to expense	6.5	—	.1	160.8
Acquisitions, net of divestitures	.1	3.3	—	—
Payments or usage	(7.3)	(7.4)	(3.8)	(146.0)

Balance, December 31, 2005	17.3	239.5	50.3	158.6
Less: Current portion	(17.3)	(27.0)	(3.1)	(57.5)

Long-term portion	$—	$212.5	$47.2	$101.1

Our expense related to doubtful accounts as a percentage of revenue for 2007, 2006 and 2005 was .1%, .3% and .2%, respectively. The reduction in the allowance for doubtful accounts during the year ended December 31, 2007 versus the comparable periods presented is due to an adjustment we recorded in 2007 of $4.3 million as a result of refining our estimate for our allowance based on our historical collection experience. As of December 31, 2007, accounts receivable were $298.2 million, net of allowance for doubtful accounts of $14.7 million, resulting in days sales outstanding of 34, or 20 days net of deferred revenue. At December 31, 2007, our accounts receivable in excess of 90 days old totaled $19.5 million, or 6.2% of gross receivables outstanding.

Our expense for self-insurance, which includes risk insurance and health insurance for all of our employees, as a percentage of revenue for 2007, 2006 and 2005 was 5.9%, 5.4% and 5.6%, respectively. The increase in self-insurance expense for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to an increase in the severity of our automobile insurance claims. The decrease in self-insurance expense for the year ended December 31, 2006 versus the comparable 2005 period is due to favorable claims development. We believe that, during 2008, our self-insurance expense will be in the range of 5.5% to 6.0% of revenue.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Gross Property and Equipment
				Acquisitions
				and Landfill	Non-Cash
				Operating	Additions
	Balance as of			Contracts,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2006	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2007

Other land	$105.9	$1.4	$(.3)	$(3.1)	$—	$—	$1.8	$105.7
Non-depletable landfill land	52.7	—	—	—	—	—	—	52.7
Landfill development costs	1,722.2	.9	(2.5)	2.5	19.5	(.7)	78.8	1,820.7
Vehicles and equipment	1,886.8	173.4	(77.8)	(22.1)	—	—	4.8	1,965.1
Buildings and improvements	307.5	2.6	(.1)	(2.5)	—	—	27.6	335.1
Construction-in-progress — landfill	61.1	95.9	—	—	—	—	(90.6)	66.4
Construction-in-progress — other	12.3	21.9	—	—	—	—	(22.4)	11.8

Total	$4,148.5	$296.1	$(80.7)	$(25.2)	$19.5	$(.7)	$—	$4,357.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Transfers and	Balance as of
	December 31,	Charged to		Net of	Annual	Other	December 31,
	2006	Expense	Retirements	Divestitures	Adjustments	Adjustments	2007

Landfill development costs	$(930.6)	$(110.1)	$2.3	$—	$(1.1)	$—	$(1,039.5)
Vehicles and equipment	(963.5)	(176.7)	72.1	15.7	—	(.3)	(1,052.7)
Buildings and improvements	(90.6)	(12.2)	.2	1.6	—	—	(101.0)

Total	$(1,984.7)	$(299.0)	$74.6	$17.3	$(1.1)	$(.3)	$(2,193.2)

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2005	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2006

Other land	$100.9	$5.9	$(1.3)	$.4	$—	$—	$—	$105.9
Non-depletable landfill land	51.6	1.1	—	—	—	—	—	52.7
Landfill development costs	1,630.0	1.6	(7.0)	—	22.8	(10.3)	85.1	1,722.2
Vehicles and equipment	1,746.8	216.7	(79.3)	(2.7)	—	—	5.3	1,886.8
Buildings and improvements	287.1	4.3	(2.1)	—	—	—	18.2	307.5
Construction-in-progress — landfill	55.8	90.1	—	—	—	—	(84.8)	61.1
Construction-in-progress — other	18.0	17.9	—	(.3)	—	—	(23.3)	12.3

Total	$3,890.2	$337.6	$(89.7)	$(2.6)	$22.8	$(10.3)	$.5	$4,148.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Transfers and	Balance as of
	December 31,	Charged to		Net of	Annual	Other	December 31,
	2005	Expense	Retirements	Divestitures	Adjustments	Adjustments	2006

Landfill development costs	$(829.3)	$(108.1)	$7.0	$—	$.3	$(.5)	$(930.6)
Vehicles and equipment	(865.3)	(169.2)	67.3	3.7	—	—	(963.5)
Buildings and improvements	(80.3)	(11.7)	1.1	.3	—	—	(90.6)

Total	$(1,774.9)	$(289.0)	$75.4	$4.0	$.3	$(.5)	$(1,984.7)

	Gross Property and Equipment
					Non-Cash
					Additions
	Balance as of			Acquisitions,	for Asset	SFAS 143	Transfers	Balance as of
	December 31,	Capital		Net of	Retirement	Annual	and Other	December 31,
	2004	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2005

Other land	$97.9	$2.7	$(.5)	$(1.3)	$—	$—	$2.1	$100.9
Non-depletable landfill land	53.4	.4	—	—	—	—	(2.2)	51.6
Landfill development costs	1,486.5	24.3	(5.5)	59.7	20.4	(28.7)	73.3	1,630.0
Vehicles and equipment	1,617.5	195.0	(48.4)	(18.7)	—	—	1.4	1,746.8
Buildings and improvements	287.0	5.3	—	(4.3)	—	—	(.9)	287.1
Construction-in-progress — landfill	39.1	83.7	—	—	—	—	(67.0)	55.8
Construction-in-progress — other	7.4	17.3	—	—	—	—	(6.7)	18.0

Total	$3,588.8	$328.7	$(54.4)	$35.4	$20.4	$(28.7)	$—	$3,890.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Acquisitions,	SFAS 143	Balance as of
	December 31,	Charged to		Net of	Annual	December 31,
	2004	Expense	Retirements	Divestitures	Adjustments	2005

Landfill development costs	$(742.9)	$(104.2)	$—	$(2.8)	$20.6	$(829.3)
Vehicles and equipment	(766.3)	(156.8)	44.0	13.8	—	(865.3)
Buildings and improvements	(70.8)	(10.7)	.3	.9	—	(80.3)

Total	$(1,580.0)	$(271.7)	$44.3	$11.9	$20.6	$(1,774.9)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2007, 2006 and 2005 are discussed below.

Cash Flows From Operating Activities.  Cash provided by operating activities was $661.3 million, $511.2 million and $747.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable. Additionally, during the year ended December 31, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.

Cash Flows Used In Investing Activities.  Cash used in investing activities was $260.3 million, $204.5 million and $277.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, and consists primarily of cash used for capital additions for all periods presented, cash provided by a decrease in restricted cash in 2006, cash provided by a decrease in restricted marketable securities in 2005, cash provided by the disposition of our compost, mulch and soil business in Texas in 2007, and cash provided by the disposition of our operations in western New York in 2005. Capital additions were $292.5 million, $326.7 million and $309.0 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash used to acquire businesses, net of cash acquired, was $4.4 million, $4.9 million and $26.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used In Financing Activities.  Cash used in financing activities was $408.3 million, $409.4 million and $480.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from issuances of common stock due to stock option exercises and payments of cash dividends. Purchases of common stock for treasury were $362.8 million, $492.0 million and $558.4 million during 2007, 2006 and 2005, respectively. Dividends paid were $93.9 million, $78.5 million and $72.2 million during 2007, 2006 and 2005, respectively.

From 2000 through 2007, our board of directors authorized the repurchase of up to $2.3 billion of our common stock. As of December 31, 2007, we paid $2.2 billion to repurchase 74.8 million shares of our common stock, of which $362.8 million was paid during 2007 to repurchase 11.1 million shares of our common stock.

In January 2007, our board of directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. We distributed approximately 64.5 million shares from treasury stock to effect the stock split.

We used proceeds from our cash on hand, liquidation of marketable securities, cash flows from operations, and issuances of tax-exempt bonds to fund capital expenditures and acquisitions and to repay debt. We intend to finance future stock repurchases and dividend payments through cash on hand, cash flows from operations, our revolving credit facility and other financings.

Credit Rating

Our company has received investment grade credit ratings. As of December 31, 2007, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa1 by Moody’s.

Fuel Hedges

During November 2007, we entered into an option agreement related to forecasted diesel fuel purchases. Under Statement of Financial Accounting Standards No 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the option qualified for and was designated as an effective hedge of changes in the prices of forecasted diesel fuel purchases. This option agreement commences on January 5, 2009 and settles each month in equal notional amounts of 60,000 gallons through December 31, 2013. In accordance with SFAS 133, the effective portion of the change in fair value as of December 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

During January 2007, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commence on January 1, 2008 and will settle each month in equal notional amounts of 500,000 gallons through December 2010. In accordance with SFAS 133, the effective portion of the change in fair value as of December 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and was included in other income (expense), net in the accompanying Consolidated Statements of Income.

During September 2006, we entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settled each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, the effective portion of the change in fair value as of December 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in millions):

			Maturities
			of Notes
			Payable and
			Other	Final Capping,		Unconditional
Year Ending	Operating	Capital	Long-Term	Closure and		Purchase
December 31,	Leases	Leases(a)	Debt(b)	Post-Closure(c)	Remediation	Commitments(d)	Total

2008	$6.5	$4.4	$89.7	$32.6	$33.4	$20.3	$186.9
2009	5.3	4.3	179.8	35.4	7.9	13.0	245.7
2010	2.9	4.3	76.9	22.9	2.6	2.3	111.9
2011	1.3	4.3	526.8	29.8	1.2	2.1	565.5
2012	0.8	29.4	46.6	19.3	1.0	1.8	98.9
Thereafter	5.5	40.6	1,840.1	292.3	21.4	11.3	2,211.2

Total	$22.3	$87.3	$2,759.9	$432.3	$67.5	$50.8	$3,420.1

(a)	The present value of these obligations is included in our Consolidated Balance Sheets.

(b)	Amounts include interest payments at the stated rate for fixed rate debt or at the applicable rate as of December 31, 2007 for variable rate debt.

(c)	The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2007.

(d)	Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at third-party facilities.

In addition to the above, we have unrecognized tax benefits at December 31, 2007 of $23.2 million of which we expect to settle approximately $.6 million within the following twelve months. Due to the uncertainty with respect to the timing of future cash flows associated with the remainder of the unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the timing of any cash settlements.

We also have letters of credit totaling $669.1 million outstanding at December 31, 2007.

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

	Expected Maturity Date
								Fair Value
								(Asset)/Liability
								as of
								December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

FIXED RATE DEBT:
Amount outstanding (in millions)	$2.3	$101.6	$2.3	$452.4	$27.6	$501.4	$1,087.6	$1,131.9
Average interest rates	5.5%	7.1%	5.5%	6.7%	5.0%	5.6%	6.2%

VARIABLE RATE DEBT:
Amount outstanding (in millions)	$—	$—	$—	$—	$—	$504.9	$504.9	$504.9
Average interest rates	—	—	—	—	—	3.8%	3.8%

INTEREST RATE SWAPS:
Fixed to variable notional amount (in millions)	$—	$—	$—	$210.0	$—	$—	$210.0	$(3.1)
Average pay rate	—	—	—	7.0%	—	—	7.0%
Average receive rate	—	—	—	6.75%	—	—	6.75%

The fair value of variable rate debt approximates the carrying value, since interest rates are variable and, thus, approximate current market rates.

Free Cash Flow

We define free cash flow, which is not a measure determined in accordance with U.S. generally accepted accounting principles, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our Consolidated Statements of Cash Flows. Our free cash flow for the years ended December 31, 2007, 2006 and 2005 is calculated as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Cash provided by operating activities	$661.3	$511.2	$747.8
Purchases of property and equipment	(292.5)	(326.7)	(309.0)
Proceeds from sales of property and equipment	6.1	18.5	10.1

Free cash flow	$374.9	$203.0	$448.9

Free cash flow for the year ended December 31, 2007 was higher than anticipated due to lower than expected purchases of property and equipment, higher deferred income taxes and lower payments for asset retirement obligations.

Free cash flow for the year ended December 31, 2006 was negatively affected by an $83.0 million federal tax payment that had been deferred until February 2006 as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

Free cash flow for the year ended December 31, 2005 was higher than the other years presented primarily because of a $113.4 million federal tax payment that was deferred. During February 2006, we paid $83.0 million of these deferred payments.

Purchases of property and equipment as reflected in our Consolidated Statements of Cash Flows and as presented in the free cash flow above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Consolidated Statements of Cash Flows to property and equipment received during the period for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Purchases of property and equipment presented in the Consolidated Statements of Cash Flows	$292.5	$326.7	$309.0
Adjustment for property and equipment received during the prior period but paid for in the following period, net	3.2	10.9	19.7

Property and equipment received during the current period	$295.7	$337.6	$328.7

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for our company beginning January 1, 2008. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company would report the initial effect of any remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Upfront costs and fees related to items for which the fair value option is elected would be recognized in earnings as incurred and not deferred. Subsequent unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. We do not believe that SFAS 159 will have a material impact on our financial statements.

There are no other new accounting pronouncements that are significant to us.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Additionally, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Republic Services, Inc. and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 20, 2008

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21.8	$29.1
Accounts receivable, less allowance for doubtful accounts of $14.7 and $18.8, respectively	298.2	293.8
Prepaid expenses and other current assets	68.5	60.5
Deferred tax assets	25.3	10.0

Total Current Assets	413.8	393.4
RESTRICTED CASH	165.0	153.3
PROPERTY AND EQUIPMENT, NET	2,164.3	2,163.8
GOODWILL, NET	1,555.7	1,562.9
INTANGIBLE ASSETS, NET	26.5	31.0
OTHER ASSETS	142.5	125.0

	$4,467.8	$ 4,429.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160.8	$161.5
Accrued liabilities	201.2	188.2
Deferred revenue	121.9	107.0
Notes payable and current maturities of long-term debt	2.3	2.6
Federal income taxes payable	—	23.5
Other current liabilities	142.5	119.4

Total Current Liabilities	628.7	602.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,565.5	1,544.6
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	279.2	260.7
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	489.4	419.7
OTHER LIABILITIES	201.2	180.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized, 195,761,969 and 193,711,579 issued, including shares held in treasury, respectively	2.0	1.9
Additional paid-in capital	38.7	1,617.5
Retained earnings	1,572.3	1,602.6
Treasury stock, at cost (10,338,970 and 0 shares, respectively)	(318.3)	(1,800.8)
Accumulated other comprehensive income, net of tax	9.1	.9

Total Stockholders’ Equity	1,303.8	1,422.1

	$4,467.8	$4,429.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2007	2006	2005

REVENUE	$3,176.2	$3,070.6	$2,863.9
EXPENSES:
Cost of operations	1,997.3	1,924.4	1,803.9
Depreciation, amortization and depletion	305.5	296.0	278.8
Accretion	17.1	15.7	14.5
Selling, general and administrative	320.3	315.0	289.5

OPERATING INCOME	536.0	519.5	477.2
INTEREST EXPENSE	(94.8)	(95.8)	(81.0)
INTEREST INCOME	12.8	15.8	11.4
OTHER INCOME (EXPENSE), NET	14.1	4.2	1.6

INCOME BEFORE INCOME TAXES	468.1	443.7	409.2
PROVISION FOR INCOME TAXES	177.9	164.1	155.5

NET INCOME	$290.2	$279.6	$253.7

BASIC EARNINGS PER SHARE:
Basic earnings per share	$1.53	$1.41	$1.23

Weighted average common shares outstanding	190.1	198.2	207.0

DILUTED EARNINGS PER SHARE:
Diluted earnings per share	$1.51	$1.39	$1.20

Weighted average common and common equivalent shares outstanding	192.0	200.6	210.8

CASH DIVIDENDS PER COMMON SHARE	$.5534	$.4000	$.3466

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common Stock		Additional				Other
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Compensation	Earnings	Stock	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2004	225.3	$1.9	$1,399.4	$(1.0)	$1,222.6	$(750.4)	$—
Net income	—	—	—	—	253.7	—	—	$253.7
Cash dividends declared	—	—	—	—	(73.5)	—	—	—
Issuances of common stock	6.3	—	104.4	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.2	—	3.2	(3.2)	—	—	—	—
Amortization of deferred compensation	—	—	—	3.1	—	—	—	—
Acceleration of vesting for stock options	—	—	2.1	—	—	—	—	—
Purchases of common stock for treasury	(24.5)	—	—	—	—	(558.4)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	1.9	1.9

Total comprehensive income	—	—	—	—	—	—	—	$255.6

BALANCE AT DECEMBER 31, 2005	207.3	1.9	1,509.1	(1.1)	1,402.8	(1,308.8)	1.9
Net income	—	—	—	—	279.6	—	—	$279.6
Cash dividends declared	—	—	—	—	(79.8)	—	—	—
Adoption of SFAS 123(R)	—	—	(1.1)	1.1	—	—	—	—
Issuances of common stock	5.3	—	100.5	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.2	—	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.9	—	—	—	—	—
Compensation expense for stock options	—	—	4.1	—	—	—	—	—
Purchases of common stock for treasury	(18.3)	—	—	—	—	(492.0)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	(1.0)	(1.0)

Total comprehensive income	—	—	—	—	—	—	—	$278.6

BALANCE AT DECEMBER 31, 2006	194.5	1.9	1,617.5	—	1,602.6	(1,800.8)	.9
Net income	—	—	—	—	290.2	—	—	$290.2
Adoption of FIN 48	—	—	—	—	(5.6)	—	—	—
Stock split	—	—	(1,635.0)	—	(210.3)	1,845.3	—	—
Cash dividends declared	—	—	—	—	(104.6)	—	—	—
Issuances of common stock	1.9	.1	45.3	—	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.6	—	—	—	—	—
Compensation expense for stock options	—	—	6.3	—	—	—	—	—
Purchases of common stock for treasury	(11.1)	—	—	—	—	(362.8)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	8.2	8.2

Total comprehensive income	—	—	—	—	—	—	—	$298.4

BALANCE AT DECEMBER 31, 2007	185.4	$2.0	$38.7	$—	$1,572.3	$(318.3)	$9.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2007	2006	2005

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$290.2	$279.6	$253.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	188.9	180.9	167.5
Landfill depletion and amortization	110.1	108.1	104.2
Amortization of intangible and other assets	6.5	7.0	7.1
Accretion	17.1	15.7	14.5
Restricted stock and deferred stock unit compensation expense	4.6	4.9	3.2
Stock option compensation expense	6.3	4.1	1.3
Deferred tax provision	27.8	29.9	27.5
Provision for doubtful accounts, net of adjustments	3.9	8.4	6.5
Income tax benefit from stock option exercises	7.9	11.4	29.4
(Gains) losses, net on sales of businesses	(13.8)	(4.5)	(1.4)
Other non-cash items	1.7	(3.7)	.4
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(13.6)	(22.0)	(17.7)
Prepaid expenses and other assets	(17.3)	(25.7)	(.4)
Accounts payable and accrued liabilities	2.9	(6.9)	56.9
Federal income taxes payable	(22.9)	(89.9)	120.6
Other liabilities	61.0	13.9	(25.5)

	661.3	511.2	747.8

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(292.5)	(326.7)	(309.0)
Proceeds from sales of property and equipment	6.1	18.5	10.1
Cash used in business acquisitions, net of cash acquired	(4.4)	(4.9)	(26.7)
Cash proceeds from business dispositions, net of cash disposed	42.1	7.1	30.6
Change in amounts due and contingent payments to former owners	—	(.5)	(2.9)
Change in restricted cash	(11.6)	102.0	(18.3)
Change in restricted marketable securities	—	—	38.7

	(260.3)	(204.5)	(277.5)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	313.5	327.0	148.1
Payment of premium to exchange notes payable	—	—	(27.6)
Payments of notes payable and long-term debt	(302.4)	(255.0)	(44.9)
Issuances of common stock	31.3	75.3	75.0
Excess income tax benefit from stock option exercises	6.0	13.8	—
Purchases of common stock for treasury	(362.8)	(492.0)	(558.4)
Cash dividends paid	(93.9)	(78.5)	(72.2)

	(408.3)	(409.4)	(480.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(7.3)	(102.7)	(9.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.1	131.8	141.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21.8	$29.1	$131.8

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” effective January 1, 2007. As a result of adopting the provisions of FIN 48, the Company recorded a $5.6 million cumulative adjustment to decrease beginning retained earnings in the first quarter of 2007. In accordance with the transition requirements of FIN 48, results of prior periods have not been restated. (For further information, see Note 6, Income Taxes.)

The following table summarizes the balance sheet impact of adopting FIN 48 as of January 1, 2007:

	Balance as of		Balance as of
	December 31,		January 1,
	2006	Change	2007

Assets:
Deferred tax assets	$10.0	$16.0	$26.0
Liabilities:
Other current liabilities	119.4	(25.8)	93.6
Deferred income taxes and other long-term tax liabilities	419.7	47.4	467.1
Stockholders’ Equity:
Retained earnings	1,602.6	(5.6)	1,597.0

In January 2007, the Company’s Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. The Company’s shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods to reflect the stock split.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006, using the modified prospective transition method. As a result of adopting SFAS 123(R), the Company recorded $6.3 million and $5.5 million of incremental equity-based compensation expense for stock options and restricted stock during the years ended December 31, 2007 and 2006, respectively. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123(R). (For further information, see Note 2, Summary of Significant Accounting Policies, and Note 8, Employee Benefit Plans.)

Certain amounts in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions primarily include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes, uncertain tax positions and self-insurance.

Accounts Receivable

Accounts receivable represent receivables from customers for collection, transfer, disposal and other services. Receivables are recorded when billed. Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables, specific customer information and economic conditions. In 2007, the Company recorded a $4.3 million reduction in its allowance for doubtful accounts as a result of the Company refining its estimate of its allowance based on its historical collection experience. In general, reserves are provided for accounts receivable in excess of ninety days old. Accounts receivable are written off when they are deemed uncollectible.

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	December 31,
	2007	2006

Inventories	$12.3	$17.0
Prepaid expenses	19.7	17.5
Other non-trade receivables	18.9	18.1
Income taxes receivable	4.8	6.3
Other assets	12.8	1.6

	$68.5	$60.5

Other assets at December 31, 2007 include $11.5 million for mark-to-market adjustments related to fuel hedges.

Inventories consist primarily of equipment parts, fuel, and, at December 31, 2006, compost, mulch, and soil materials, that are valued under a method that approximates the lower of cost (first-in, first-out) or market. During 2007, the Company divested of its Texas-based compost, mulch and soil business.

The Company expenses advertising costs as incurred.

Property and Equipment

Purchases of property and equipment for the years ended December 31, 2007, 2006 and 2005 were $292.5 million, $326.7 million and $309.0 million, respectively. Purchases of property and equipment as presented in the Consolidated Statements of Cash Flows represent amounts paid during the period for such expenditures. A

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

reconciliation of property and equipment reflected in the Consolidated Statements of Cash Flows to property and equipment received during the years ended December 31, 2007, 2006 and 2005 is as follows.:

	Years Ended December 31,
	2007	2006	2005

Purchases of property and equipment presented in the Consolidated
Statements of Cash Flows	$292.5	$326.7	$309.0
Adjustment for property and equipment received during the prior period but paid for in the following period, net	3.2	10.9	19.7

Property and equipment received during the current period	$295.7	$337.6	$328.7

Capital expenditures included in accounts payable are $53.2 million, $50.0 million and $39.1 million at December 31, 2007, 2006 and 2005, respectively.

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

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based upon the Company’s weighted average cost of indebtedness. Interest capitalized was $3.0 million, $2.7 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

A summary of property and equipment is as follows:

	December 31,
	2007	2006

Other land	$105.7	$105.9
Non-depletable landfill land	52.7	52.7
Landfill development costs	1,820.7	1,722.2
Vehicles and equipment	1,965.1	1,886.8
Buildings and improvements	335.1	307.5
Construction-in-progress — landfill	66.4	61.1
Construction-in-progress — other	11.8	12.3

	4,357.5	4,148.5

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,039.5)	(930.6)
Vehicles and equipment	(1,052.7)	(963.5)
Buildings and improvements	(101.0)	(90.6)

	(2,193.2)	(1,984.7)

Property and equipment, net	$2,164.3	$2,163.8

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

If indicators of impairment exist, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recoverability. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the property and equipment, the Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 6 to 10 years.

The following table summarizes the activity in the intangible asset and related accumulated amortization accounts for the years ended December 31, 2007 and 2006:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	1.0	.6	1.6
Divestitures	(10.0)	—	(10.0)
Other additions	—	.1	.1

Balance, December 31, 2007	$1,695.6	$67.3	$1,762.9

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(5.2)	(5.2)
Divestitures	1.8	—	1.8

Balance, December 31, 2007	$(139.9)	$(40.8)	$(180.7)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2005	$1,705.6	$56.8	$1,762.4
Acquisitions	1.0	.2	1.2
Divestitures	(2.0)	—	(2.0)
Other additions	—	9.6	9.6

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2005	$(141.8)	$(29.8)	$(171.6)
Amortization expense	—	(5.8)	(5.8)
Divestitures	.1	—	.1

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Goodwill is tested for impairment on at least an annual basis. In testing for impairment, the Company estimates the fair value of each operating segment and compares the fair value with the carrying value. If the fair value of an operating segment is greater than its carrying value, then no impairment results. If the fair value is less than its carrying value, then the Company would determine the fair value of the goodwill. The fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill were less than its carrying value for a segment, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.

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

The Company did not record an impairment charge as a result of its goodwill impairment test in 2007. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Accrued Liabilities

A summary of accrued liabilities is as follows:

	December 31,
	2007	2006

Accrued payroll and benefits	$92.6	$85.7
Accrued fees and taxes	38.9	40.2
Accrued interest	21.3	21.7
Accrued dividends	31.6	20.8
Other	16.8	19.8

	$201.2	$188.2

Other Current Liabilities

A summary of other current liabilities is as follows:

	December 31,
	2007	2006

Accrued landfill capping, closure and post-closure liabilities, current portion	$32.6	$29.0
Accrued remediation costs, current portion	33.4	13.0
Self-insurance reserves, current	59.5	50.7
Amounts due to former owners	1.1	.9
Other	15.9	25.8

	$142.5	$119.4

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

Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were reported as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $6.0 million and $13.8 million of its excess tax benefits as cash flows from financing activities for the years ended December 31, 2007 and 2006, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

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

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2007 and 2006 was $6.49 and $6.21 per option, respectively, and was calculated using the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006

Expected volatility	23.5%	26.7%
Risk-free interest rate	4.8%	4.6%
Dividend yield	1.5%	1.4%
Expected life	4.0 years	4.2 years
Contractual life	7 years	7 years
Estimated forfeiture rate	5.0%	5.0%

Expected volatilities are based on the Company’s historical stock prices over the contractual term of the options and other factors. The risk-free interest rates used are based on the published U.S. Treasury yield curve in

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

effect at the time of the grant for instruments with a similar life. The dividend yield reflects the Company’s dividend yield at the date of grant. The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual term of the options and the Company’s employees’ historical exercise and post-vesting employment termination behavior, weighted to reflect the job level demographic profile of the employees receiving the option grants. The estimated forfeiture rate is based on historical forfeitures and is adjusted periodically based on actual results.

As a result of adopting SFAS 123(R), the charge to income from continuing operations before provision for income taxes for the years ended December 31, 2007 and 2006 for stock options and restricted stock was $6.3 million and $5.5 million, respectively. The charge to net income for the years ended December 31, 2007 and 2006 was $3.9 million and $3.4 million, respectively. The impact of adopting SFAS 123(R) on both basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $.02 per share.

As of December 31, 2007, total unrecognized compensation expense related to outstanding stock options was $6.2 million, which will be recognized over a weighted average period of 2.0 years. The total fair value of stock options that vested in 2007 is $2.3 million. No stock options vested in 2006.

The previously disclosed pro forma effects of recognizing the estimated fair value of equity-based compensation for the year ended December 31, 2005 is presented below:

Year Ended
December 31,
2005

Net income, as reported	$253.7
Adjustment to net earnings for:
Stock-based compensation expense included in net income, net of tax	3.2
Pro forma stock-based employee compensation expense pursuant to SFAS 123, net of tax	(16.4)

Net income, pro forma	$240.5

Basic earnings per share —
As reported	$1.23

Pro forma	$1.16

Diluted earnings per share —
As reported	$1.20

Pro forma	$1.14

Weighted-average fair value of the Company’s stock options granted during the period	$5.75

Assumptions —
Expected volatility	30.0%
Risk-free interest rate	3.6%
Dividend yield	1.6%
Expected life	5 years

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Revenue Recognition and Deferred Revenue

The Company generally provides services under contracts with municipalities or individual customers. Revenue consists primarily of collection fees from commercial, industrial, residential and municipal customers and transfer and landfill disposal fees charged to third parties. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for 75.9%, 18.3% and 5.8%, respectively, of consolidated revenue for the year ended December 31, 2007. No one customer has individually accounted for more than 10% of the Company’s consolidated revenue or of the Company’s reportable segment revenue in any of the past three years.

The Company recognizes revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer,

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a Company-owned or operated disposal facility,

•	The price of the services provided to the customer is fixed or determinable, and

•	Collectibility is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109. Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within other current liabilities and deferred income taxes and other long-term tax liabilities in the Consolidated Balance Sheets.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and marketable securities, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate unsecured notes and tax-exempt financing using quoted market rates is $1,131.9 million and $1,104.4 million at December 31, 2007 and 2006, respectively. The carrying value of the fixed rate unsecured notes and tax-exempt financing is $1,072.7 million and $1,091.6 million at December 31, 2007 and 2006, respectively. The carrying amounts of the Company’s remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The Company would report the initial effect of any remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Upfront costs and fees related to items for which the fair value option is elected would be recognized in earnings as incurred and not deferred. Subsequent unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. The Company does not believe that SFAS 159 will have a material impact on its Consolidated Financial Statements.

There are no other new accounting pronouncements that are significant to the Company.

Related Party Transactions

It is the Company’s policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

3.	LANDFILL AND ENVIRONMENTAL COSTS

Accrued Landfill and Environmental Costs

A summary of landfill and environmental liabilities is as follows:

	December 31,
	2007	2006

Landfill final capping, closure and post-closure liabilities	$277.7	$257.6
Remediation	67.5	45.1

	345.2	302.7
Less: Current portion (included in other current liabilities)	(66.0)	(42.0)

Long-term portion	$279.2	$260.7

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

Total Available Disposal Capacity

As of December 31, 2007, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of being permitted.

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

Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company’s expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

Final Capping, Closure and Post-Closure Costs

The Company accounts for final capping, closure and post-closure in accordance with SFAS 143.

The Company has future obligations for final capping, closure and post-closure costs with respect to the landfills it owns or operates as set forth in applicable landfill permits. Final capping, closure and post-closure costs include estimated costs to be incurred for final capping and closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act (“RCRA”), as implemented and applied on a state-by-state basis. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Air Act of 1970, as amended. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur as needed throughout the operating life of a landfill. Other closure activities and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills.

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

Under SFAS 143, a liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, “Using Cash Flow and Present Value in Accounting Measurements” (“SFAC 7”). The offset to the liability must be capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to the passage of time are recognized as operating items in the income statement and are referred to as accretion expense. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in the income statement.

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

The Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. The Company uses a 2.5% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants.

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rate for liability recognition was determined to be 6.5% and 6.4% for the years ended December 31, 2007 and 2006, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.

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

The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the year ended December 31, 2007, the Company reviewed its landfill retirement obligations for its landfills and recorded a net increase of $3.3 million in amortization expense primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities. During the years ended December 31, 2006 and 2005, the Company completed its reviews of landfill asset retirement obligations and recorded reductions of $2.3 million and $3.8 million in amortization expense primarily related to changes in

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

The following table summarizes the activity in the Company’s asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Asset retirement obligation liability, beginning of year	$257.6	$239.5	$216.8
Non-cash asset additions	19.5	22.8	20.4
Revisions in estimates of future cash flows	(1.8)	(10.0)	(8.1)
Acquisitions during the period	—	—	3.3
Amounts settled during the period	(14.7)	(10.4)	(7.4)
Accretion expense	17.1	15.7	14.5

Asset retirement obligation liability, end of year	277.7	257.6	239.5
Less: Current portion (included in other current liabilities)	(32.6)	(29.0)	(27.0)

Long-term portion	$245.1	$228.6	$212.5

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $9.7 million at December 31, 2007 and is included in restricted cash in the Company’s Consolidated Balance Sheet.

The expected future payments for final capping, closure and post-closure as of December 31, 2007 are as follows:

Years Ending
December 31,

2008	$32.6
2009	35.4
2010	22.9
2011	29.8
2012	19.3
Thereafter	292.3

$432.3

The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2007.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

During the year ended December 31, 2007, the Company recorded pre-tax charges of $45.3 million ($27.9 million, or $.15 per diluted share, net of tax) related to estimated costs to comply with Final Findings and Orders (“F&Os”) issued by the Ohio Environmental Protection Agency (“OEPA”) in response to environmental conditions at the Company’s Countywide Recycling and Disposal Facility (“Countrywide”) in East Sparta, Ohio and to undertake certain other remedial actions that the Company has agreed with the OEPA to perform, including, without limitation, installing a “fire” break and removing liquids from gas extraction wells. While the Company intends to vigorously pursue financial contributions from third parties for its costs to comply with the F&Os and the additional remedial actions, the Company has not recorded any receivables for potential recoveries.

Also during 2007, the Company recorded a pre-tax charge of $9.6 million ($5.9 million, or $.03 per diluted share, net of tax) associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at the Company’s closed disposal facility in Contra Costa County, California. These additional costs are attributable to a consent agreement with the California Department of Toxic Substance Control.

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

No other significant amounts were charged to income for remediation costs during the years ended December 31, 2007, 2006 and 2005.

The expected future payments for remediation costs as of December 31, 2007 are as follows:

Years Ending
December 31,

2008	$33.4
2009	7.9
2010	2.6
2011	1.2
2012	1.0
Thereafter	21.4

$67.5

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

The Company acquires businesses as part of its growth strategy. Businesses acquired are accounted for under the purchase method of accounting and are included in the Consolidated Financial Statements from the date of acquisition. The Company allocates the cost of an acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

acquired and liabilities assumed. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.

The Company acquired various solid waste businesses during the years ended December 31, 2007, 2006 and 2005. The aggregate purchase price paid for these transactions was $4.4 million, $4.9 million and $26.7 million, respectively. In addition, during the year ended December 31, 2005, the Company entered into a $53.9 million capital lease related to a landfill.

During 2005, $57.9 million of the total purchase price paid for acquisitions (including the landfill capital lease) and contingent payments to former owners was allocated to landfill airspace.

For landfills purchased as part of a group of assets, the allocations of purchase price are based on the discounted expected future cash flow of each landfill relative to other assets within the acquired group and are adjusted for other landfill assets and liabilities acquired (primarily final capping, closure and post-closure obligations). Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate, and is included in property and equipment, net in the accompanying Consolidated Balance Sheets.

The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting:

	Years Ended December 31,
	2007	2006	2005

Property and equipment	$3.6	$4.5	$65.3
Goodwill and other intangible assets	1.6	1.2	18.6
Working capital surplus (deficit)	(.8)	(.7)	.3
Debt	—	—	(53.9)
Other assets (liabilities), net	—	(.1)	(3.6)

Cash used in acquisitions, net of cash acquired	$4.4	$4.9	$26.7

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

In November 2007, the Company divested of its Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divesture. In March 2005, the Company divested of its operations in western New York and received proceeds of $29.1 million. The Company recorded a gain of $3.3 million in 2005 on the divestiture. In November 2005, the Company sold its environmental remediation business and received proceeds of $1.2 million. The Company recorded a loss of $2.0 million in 2005 on the divestiture.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

5.	DEBT

Notes payable, capital leases and long-term debt are as follows:

	December 31,
	2007	2006

$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.2 million and $1.4 million, and adjustments to fair market value of $3.1 million and $6.0 million, as of December 31, 2007 and 2006, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	451.9	442.6
$275.7 million unsecured notes, net of unamortized discount of $.2 million, and unamortized premium of $26.8 and $27.1 million, as of December 31, 2007 and 2006, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.7	248.4
$1.0 billion and $750.0 million unsecured revolving credit facility, respectively; interest payable using LIBOR-based rates; maturing in 2012 and 2010, respectively	—	45.0
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates (ranging from 3.25% to 5.63% at December 31, 2007); maturities ranging from 2012 to 2037	731.9	674.2
Other debt unsecured and secured by real property, equipment and other assets; fixed interest rates ranging from 5.0% to 10.0%; maturing through 2025	36.0	37.7

	1,567.8	1,547.2
Less: Current portion	(2.3)	(2.6)

Long-term portion	$1,565.5	$1,544.6

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2007 (excluding discounts, premiums and adjustments to fair market value from hedging transactions) are as follows:

Years Ending
December 31,

2008	$5.5
2009	104.7
2010	5.4
2011	455.5
2012	30.5
Thereafter	1,017.8

1,619.4
Less amount representing interest on capital leases	(26.9)

Total	$1,592.5

In June 2005, the Company entered into a $750.0 million unsecured revolving credit facility with a group of banks which was scheduled to expire in 2010. This facility replaced the Company’s prior facilities which aggregated $750.0 million. In April 2007, the Company increased its unsecured revolving credit facility to $1.0 billion and extended the term to 2012. As of December 31, 2007, the Company had $461.4 million of letters of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

credit outstanding under the revolving credit facility, leaving $538.6 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its credit facility to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At December 31, 2007, the Company was in compliance with the financial covenants of its credit facility.

Approximately two-thirds of the Company’s tax-exempt bonds and other tax-exempt financings are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the bonds can be put back to the Company. These bonds have been classified as long-term because they are supported by letters of credit issued under the Company’s long-term revolving credit facility or due to the Company’s ability and intent to refinance these bonds using availability under its revolving credit facility, if necessary.

As of December 31, 2007, the Company had $165.0 million of restricted cash, of which $71.4 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.

Interest paid was $95.2 million, $95.4 million and $78.1 million (net of capitalized interest of $3.0 million, $2.7 million and $2.0 million) for the years ended December 31, 2007, 2006 and 2005, respectively.

During March 2005, the Company exchanged $275.7 million of its outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. The Company paid a premium of $27.6 million in connection with the exchange. This premium is being amortized over the life of the new notes using the effective yield method.

Other debt includes a capital lease liability of $35.4 million and $36.2 million as of December 31, 2007 and 2006, respectively, related to a landfill that the Company began operating in May 2005.

The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to the Company’s public notes that also mature in 2011. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6.75%. The Company has designated these agreements as hedges in changes in the fair value of the Company’s fixed-rate debt and accounts for them in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s fixed rate debt due to changes in interest rates.

As of December 31, 2007, interest rate swap agreements are reflected at fair market value of $3.1 million and are included in other assets and as an adjustment to long-term debt in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2007, 2006 and 2005, the Company recorded net interest expense of $2.3 million and $2.3 million and net interest income of $1.1 million, respectively, related to its interest rate swap agreements, which is included in interest expense in the accompanying Consolidated Statements of Income.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$136.8	$123.6	$117.0
State	12.1	10.6	11.0
Federal and state deferred	29.0	29.9	27.5

Provision for income taxes	$177.9	$164.1	$155.5

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is shown below:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.4	.8	.5
State income taxes, net of federal benefit	1.8	1.9	2.1
Other, net	(.2)	(.7)	.4

Effective income tax rate	38.0%	37.0%	38.0%

Components of the net deferred income tax asset and liability in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006

Deferred tax assets (liabilities):
Current portion —
Difference between book and tax basis of property	$3.1	$4.3
Accruals not currently deductible	7.4	4.2
Net operating loss carryforwards	—	1.5

Total	$10.5	$10.0

Long-term portion —
Difference between book and tax basis of property	$(483.1)	$(425.3)
Accruals not currently deductible	32.4	5.6
Net operating loss carryforwards	27.5	—

Total	(423.2)	(419.7)
Valuation allowance	(27.5)	—

Total	$(450.7)	$(419.7)

At December 31, 2007, the Company had available unused state net operating loss carryforwards in varying amounts in various states. Deferred income taxes of approximately $27.5 million reflect the tax effect of the state net operating losses. The Company is required to file on a separate entity basis in certain states and the net operating losses have been generated in those states by entities that have historically generated taxable losses. These entities’ cumulative losses create uncertainty about the utilization of the tax benefits in future years. Accordingly, the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Company has offset this deferred tax asset with a full valuation allowance. If the state net operating losses are not utilized, they begin to expire in varying amounts, starting in 2015. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. The Company provides valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

During the year ended December 31, 2007, the Company recorded a net tax benefit of $4.8 million in its provision for income taxes related to the resolution of various tax matters, including the effective completion of the Internal Revenue Service audits of the Company’s consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits for the years 1998 through 2000.

The Company made income tax payments (net of refunds received) of approximately $151.9 million, $198.8 million and $9.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $83.0 million of income taxes paid during the year ended December 31, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an Internal Revenue Service notice issued in response to Hurricane Katrina.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2007 is as follows:

Balance at January 1, 2007	$56.4
Additions based on tax positions related to the current year	16.3
Reductions for tax positions related to the current year	(17.2)
Additions for tax positions of prior years	2.0
Reductions for tax positions of prior years	(12.3)
Reductions for tax positions resulting from lapse of statute of limitations	(0.4)
Settlements	(21.6)

Balance at December 31, 2007	$23.2

Included in the balance at December 31, 2007 are approximately $7.7 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.

The Company’s policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Consolidated Statements of Income. As of December 31, 2007, the Company has a liability recorded of $5.5 million for interest and penalties, which is included as a component of the liabilities for uncertain tax positions. Substantially all of the balance recorded is for interest. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

During 2007, the Internal Revenue Service and management agreed to certain adjustments related to examined tax returns that will not have a material impact on the Company’s financial position or results of operations. Gross unrecognized tax benefits that the Company expects to settle in the following twelve months are approximately $.6 million. The Company believes that it is reasonably possible that an increase of up to $2.4 million in unrecognized tax benefits related to state exposures may be recorded in the following twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. The Company has effectively settled all U.S. federal income tax matters for years through 2004. With few exceptions, all significant state and local income tax matters have been effectively settled for years through 2000. All years subsequent to these closed periods remain open and subject to examination in the previously mentioned jurisdictions.

Management believes that the tax liabilities recorded are adequate. However, a significant assessment against the Company in excess of liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	STOCKHOLDERS’ EQUITY

During 2000 through 2007, the Board of Directors authorized the repurchase of up to $2.3 billion of the Company’s common stock. As of December 31, 2007, the Company had paid $2.2 billion to repurchase 74.8 million shares of its common stock, of which 11.1 million shares were acquired during the year ended December 31, 2007 for $362.8 million. In January 2008, the Company’s Board of Directors authorized the repurchase of an additional $250.0 million of the Company’s common stock.

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

In July 2003, the Company announced that its Board of Directors had initiated a quarterly cash dividend of $.04 per share. The dividend was increased each year thereafter, the latest increase occurring in the third quarter of 2007. The Company’s current quarterly dividend per share is $.17. Dividends declared were $104.6 million, $79.8 million and $73.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company recorded a quarterly dividend payable of approximately $31.6 million to stockholders of record at the close of business on January 2, 2008.

8.	EMPLOYEE BENEFIT PLANS

In July 1998, the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the 1998 Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. As of December 31, 2007, there were 3.4 million stock units reserved for future grants under the 1998 Plan.

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

The following table summarizes the stock option activity for the years ended December 31, 2005, 2006 and 2007:

		Weighted-Average
	Shares	Exercise Price

Units outstanding at December 31, 2004	16.5	$12.45
Granted	2.6	20.64
Exercised	(6.5)	11.43
Cancelled	(.3)	14.86

Units outstanding at December 31, 2005	12.3	14.63
Granted	1.4	26.02
Exercised(a)	(5.1)	14.12

Units outstanding at December 31, 2006	8.6	16.76
Granted	1.4	29.34
Exercised(a)	(2.2)	13.58
Cancelled	(.1)	23.39

Units outstanding at December 31, 2007(b)	7.7	19.84

Exercisable at December 31, 2007(c)	5.4	16.37

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $36.6 million and $66.4 million, respectively.

(b)	Stock options outstanding as of December 31, 2007 have a weighted-average contractual term remaining of 5.3 years and an aggregate intrinsic value of $89.0 million based on the market value of the Company’s common stock as of December 31, 2007.

(c)	Stock options exercisable as of December 31, 2007 have a weighted-average contractual term remaining of 5.1 years and an aggregate intrinsic value of $81.2 million based on the market value of the Company’s common stock as of December 31, 2007.

The Company’s Board of Directors approved the acceleration of the vesting of all outstanding stock options previously awarded to employees effective December 30, 2005. As a result of this acceleration, the Company recorded a non-cash charge of $2.1 million during the fourth quarter of 2005. This acceleration was made in advance of the effective date of SFAS 123(R) and in anticipation of changes to the Company’s compensation programs in 2007.

During each of the years ended December 31, 2007 and 2006, the Company awarded 36,000 deferred stock units to its non-employee directors under its 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

Also during the years ended December 31, 2007 and 2006, the Company awarded 186,000 and 127,500 shares of restricted stock, respectively, to its executive officers. 21,000 and 19,500 of the shares awarded during 2007 and 2006, respectively, vested effective January 1 of the subsequent year. 135,000 and 108,000, respectively, of the shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. The remaining shares awarded during 2007 vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.

The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the years ended December 31, 2007, 2006 and 2005, compensation expense related to stock units and restricted shares of $4.6 million, $4.9 million and $3.2 million, respectively, was recorded. The compensation expense for restricted stock during the year ended December 31, 2006 includes $1.4 million of incremental expense for accelerating the expense recognition period for grants to employees that are or will become retirement-eligible during the stated vesting period of the restricted stock as required under SFAS 123(R) based on the retirement terms that were in effect at that time.

A summary of deferred stock unit and restricted stock activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value per Share
	(In thousands)

Unissued at December 31, 2004	156.8	$17.60
Granted	160.1	20.60
Vested and issued	(69.8)	17.44

Unissued at December 31, 2005	247.1	19.59
Granted	164.9	26.02
Vested and issued	(123.0)	19.21

Unissued at December 31, 2006	289.0	23.42
Granted	237.7	29.33
Vested and issued	(127.5)	23.71

Unissued at December 31, 2007	399.2	26.84

Vested and unissued at December 31, 2007	109.7	21.95

The Company also maintains the Republic Services 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations. In 2005, the Company provided matching contributions of 50% of the amount contributed by each participant up to 4% of the employee’s salary. Effective January 1, 2006, the Plan was amended to increase the employer matching contribution to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee. The employer match was made in shares of the Company’s common stock through June 30, 2005. Contributions made after that date were funded in cash. Total expense recorded for the Company’s matching 401(k) contribution in 2007, 2006 and 2005 was $10.9 million, $10.1 million and $4.2 million, respectively. Both employee and Company contributions vest immediately.

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

Earnings per share for the years ended December 31, 2007, 2006 and 2005 are calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income	$290,200	$279,600	$253,700

Denominator:
Denominator for basic earnings per share	190,103	198,242	206,985
Effect of dilutive securities —
Options to purchase common stock	1,924	2,389	3,828
Unvested restricted stock awards	3	2	7

Denominator for diluted earnings per share	192,030	200,633	210,820

Basic earnings per share	$1.53	$1.41	$1.23

Diluted earnings per share	$1.51	$1.39	$1.20

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	1,112	916	—

10.	SEGMENT INFORMATION

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

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue(a)	Revenue	Accretion(b)	(Loss)	Expenditures	Assets

Eastern Region(c)	$675.4	$(98.4)	$577.0	$51.6	$66.1	$44.7	$873.8
Central Region	824.9	(177.4)	647.5	82.0	119.9	69.0	1,117.8
Southern Region	924.7	(95.9)	828.8	73.2	180.2	83.3	912.7
Southwestern Region	398.0	(49.0)	349.0	34.9	61.3	33.1	431.6
Western Region(c)	972.5	(199.3)	773.2	73.7	172.6	58.7	872.7
Corporate Entities(d)	.7	—	.7	7.2	(64.1)	3.7	259.2

Total	$3,796.2	$(620.0)	$3,176.2	$322.6	$536.0	$292.5	$4,467.8

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2006	Revenue	Revenue(a)	Revenue	Accretion(b)	(Loss)	Expenditures	Assets

Eastern Region	$667.5	$(98.7)	$568.8	$43.7	$92.4	$44.7	$879.7
Central Region	815.1	(180.0)	635.1	90.7	111.4	69.2	1,126.1
Southern Region	887.4	(89.3)	798.1	75.3	153.6	69.4	895.4
Southwestern Region	378.2	(43.9)	334.3	34.6	58.5	25.9	447.3
Western Region	917.6	(181.8)	735.8	61.6	171.1	78.0	856.4
Corporate Entities(d)	(1.5)	—	(1.5)	5.8	(67.5)	39.5	224.5

Total	$3,664.3	$(593.7)	$3,070.6	$311.7	$519.5	$326.7	$4,429.4

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2005	Revenue	Revenue(a)	Revenue	Accretion(b)	(Loss)	Expenditures	Assets

Eastern Region	$642.9	$(99.2)	$543.7	$44.6	$92.2	$75.2	$880.2
Central Region	728.8	(161.0)	567.8	82.2	103.5	76.7	1,125.8
Southern Region	822.1	(87.4)	734.7	73.6	121.4	73.8	909.4
Southwestern Region	358.6	(37.8)	320.8	29.3	50.9	26.5	457.1
Western Region	874.2	(180.3)	693.9	59.4	163.9	59.7	835.9
Corporate Entities(d)	3.0	—	3.0	4.2	(54.7)	(2.9)	342.1

Total	$3,429.6	$(565.7)	$2,863.9	$293.3	$477.2	$309.0	$4,550.5

(a)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(b)	Depreciation, amortization, depletion and accretion includes a net increase in amortization expense of $3.3 million recorded during 2007 and includes net reductions in amortization expense of $2.3 million and $3.8 million recorded during 2006 and 2005, respectively, related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(c)	Operating income in the Eastern Region includes a charge of $44.6 million recorded during the year ended December 31, 2007 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide facility. Operating income in the Western Region includes a charge of $9.6 million associated with an increase in estimated leachate treatment and disposal costs at the Company’s closed Contra Costa County facility.

(d)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

Goodwill is the cost of acquired businesses in excess of the fair value of net assets acquired. The activity in goodwill, net of accumulated amortization, during 2007 and 2006 is as follows:

	Balance as of			Balance as of
	December 31,			December 31,
	2006	Acquisitions	Divestitures	2007

Eastern Region	$422.1	$—	$(2.1)	$420.0
Central Region	373.9	.2	—	374.1
Southern Region	326.6	.7	—	327.3
Southwestern Region	132.6	.1	(6.1)	126.6
Western Region	307.7	—	—	307.7

Total	$1,562.9	$1.0	$(8.2)	$1,555.7

	Balance as of			Balance as of
	December 31,			December 31,
	2005	Acquisitions	Divestitures	2006

Eastern Region	$422.0	$.2	$(.1)	$422.1
Central Region	374.1	1.0	(1.2)	373.9
Southern Region	326.6	—	—	326.6
Southwestern Region	133.1	(.2)	(.3)	132.6
Western Region	308.0	—	(.3)	307.7

Total	$1,563.8	$1.0	$(1.9)	$1,562.9

Total revenue of the Company by revenue source for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006(a)	2005(a)

Collection:
Residential	$802.1	$758.3	$705.3
Commercial	944.4	883.6	801.5
Industrial	645.6	654.1	601.0
Other	19.5	22.4	31.3

Total collection	2,411.6	2,318.4	2,139.1

Transfer and disposal	1,192.5	1,182.1	1,108.6
Less: Intercompany	(612.3)	(588.6)	(560.1)

Transfer and disposal, net	580.2	593.5	548.5
Other	184.4	158.7	176.3

Revenue	$3,176.2	$3,070.6	$2,863.9

(a)	Certain amounts for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

11.	OTHER COMPREHENSIVE INCOME

During November 2007, the Company entered into an option agreement related to forecasted diesel fuel purchases. Under SFAS 133, the option qualified for and was designated as an effective hedge of changes in the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

prices of forecasted diesel fuel purchases. This option agreement commences on January 5, 2009 and settles each month in equal notional amounts of 60,000 gallons through December 31, 2013. In accordance with SFAS 133, $.3 million representing the effective portion of the change in fair value as of December 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Consolidated Statements of Income for the year ended December 31, 2007.

During January 2007, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commence on January 1, 2008 and settle each month in equal notional amounts of 500,000 gallons through December 31, 2010. In accordance with SFAS 133, $6.6 million representing the effective portion of the change in fair value as of December 31, 2007, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Consolidated Statements of Income for the year ended December 31, 2007.

During September 2006, the Company entered into option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases. These option agreements commenced on October 2, 2006 and settled each month in equal notional amounts of 500,000 gallons through December 31, 2007. In accordance with SFAS 133, $1.4 million representing the effective portion of the change in fair value as of December 31, 2006, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value was not material and has been recorded in other income (expense), net in the Company’s Consolidated Statements of Income for the year ended December 31, 2006. Realized losses of $1.6 million and $.9 million related to these option agreements are included in cost of operations in the Company’s Consolidated Statements of Income for the years ended December 31, 2007 and 2006, respectively.

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

Legal Proceedings

On March 26, 2007, Republic Services of Ohio II, LLC (“Republic-Ohio”), an Ohio limited liability company and wholly owned subsidiary of the Company, was issued Final Findings and Orders from the Ohio Environmental Protection Agency. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio has agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. The Company also paid approximately $.7 million in sanctions to comply with the F&Os. Currently, Republic-Ohio is performing certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.

Republic-Ohio has also received a request from the U.S. EPA to cooperate and address certain environmental conditions at Countywide. Republic-Ohio has indicated its willingness to cooperate with the U.S. EPA on these issues. Republic-Ohio is in the process of or has already substantially completed the activities identified in the U.S. EPA’s letter.

The Company learned that the Commissioner of the Stark County Health Department recommended that the Health Board suspend Countywide’s 2007 annual operating license. The Company has also learned that the Commissioner intends to recommend that the Health Board deny Countywide’s pending license application for 2008. Republic-Ohio obtained a preliminary injunction prohibiting the Health Board from suspending its 2007 operating license and has also obtained a Temporary Restraining Order prohibiting the Health Board from denying its 2008 operating license application.

The Company believes that the Company has diligently performed all actions required under the F&Os and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is beginning to subside. As such, the Company believes that it satisfies the rules and regulations that govern the operating license at Countywide. The Company disagrees with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.

If the Company is not successful with such legal and administrative remedies, the Company will be required to close Countywide and record a non-cash charge of approximately $90 million for asset impairment and a charge of approximately $10 million for acceleration of future capping, closure and post-closure activities. In addition, the Company will forego future cash flows expected to be generated by Countywide and a portion of the cash flows from the Company’s Cleveland and Akron marketplaces. The annual projected future net cash flows are estimated to be approximately $16 million.

The Company intends to vigorously pursue financial contribution from third parties for its costs to comply with the F&Os, other required remedial actions and, if necessary, any costs related to the closing of Countywide.

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

Lease Commitments

The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty years. Rent expense during the years ended December 31, 2007, 2006 and 2005 was $11.5 million, $11.8 million and $12.3 million, respectively.

Future minimum lease obligations under non-cancelable real property, equipment and software operating leases with initial terms in excess of one year at December 31, 2007 are as follows:

Years Ending
December 31,

2008	$6.5
2009	5.3
2010	2.9
2011	1.3
2012	.8
Thereafter	5.5

$22.3

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments at December 31, 2007 are as follows:

Years Ending
December 31,

2008	$20.3
2009	13.0
2010	2.3
2011	2.1
2012	1.8
Thereafter	11.3

$50.8

Unconditional purchase commitments consist primarily of long-term disposal agreements that require the Company to dispose of a minimum number of tons at certain third-party facilities.

Liability Insurance

The Company’s insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. The Company carries general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance. Claims in

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data) — (Continued)

excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on claims filed and estimates of claims incurred but not reported.

The Company’s liabilities for unpaid and incurred but not reported claims at December 31, 2007 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $178.0 million under its current risk management program and are included in other current and other liabilities in the Company’s Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Consolidated Statements of Income in the periods in which such adjustments are known.

Guarantees of Subsidiary Debt

The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s Consolidated Balance Sheets. (For further information, see Note 5, Debt.)

Restricted Cash and Other Financial Guarantees

In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit or cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	December 31,	December 31,
	2007	2006

Letters of credit	$669.1	$638.4
Surety bonds	484.2	463.4

As of December 31, 2007, $461.4 of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of December 31, 2007, surety bonds expire on various dates through 2014.

The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of the Company’s performance related to its final capping, closure and post-closure obligations at its landfills as follows:

	December 31,	December 31,
	2007	2006

Restricted cash:
Financing proceeds	$71.4	$65.6
Other	93.6	87.7

	$165.0	$153.3

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

The Company is subject to various federal, state and local tax rules and regulations. The Company’s compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in the Company’s tax filings. As such, to provide for certain potential tax exposures, the Company maintains liabilities for uncertain tax positions for its estimate of the final outcome of the examinations. (For further information related to the Company’s liabilities for uncertain tax positions, see Note 6, Income Taxes.)

Management believes that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against the Company in excess of the liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Income by quarter for 2007 and 2006:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2007	$765.6	$808.4	$806.2	$796.0
	2006	737.5	779.8	787.1	766.2
Operating income(a)	2007	$114.7	$153.1	$128.3	$139.9
	2006	122.4	134.0	133.4	129.7
Net income(a)(b)	2007	$53.9	$87.2	$67.0	$82.1
	2006	64.6	70.8	77.3	66.9
Diluted earnings per share(a)(b)	2007	$.28	$.45	$.35	$.44
	2006	.31	.35	.39	.34
Weighted average common and common equivalent shares outstanding	2007	195.6	194.6	189.7	188.2
	2006	205.1	202.2	198.4	196.8

(a)	During the three months ended March 31, 2007, the Company recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax) related to estimated costs the Company believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at its Countywide Recycling and Disposal Facility in East Sparta, Ohio. The Company has complied with and will continue to comply with the F&Os. However, while there are indications that the reaction is beginning to subside, the Company has nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide, including creating multiple barriers in the landfill to further isolate the reaction. Consequently, the Company recorded an additional pre-tax charge of $23.3 million ($14.4 million, or $.08 per diluted share, net of tax) during the three months ended September 30, 2007. While the Company intends to vigorously pursue financial contributions from third parties for its costs to comply with the F&Os and the additional remedial actions, it has not recorded any receivables for potential recoveries. During the three months ended September 30, 2007, the Company also recorded a pre-tax charge of $9.6 million charge ($5.9 million, or $.03 per diluted share, net of tax) associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at the Company’s closed disposal facility in Contra Costa County, California.

(b)	During the three months ended March 31, 2007, the Company recorded a charge of $4.2 million, or $.02 per diluted share, in its provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, the Company recorded a benefit of $5.0 million, or $.03 per diluted share, in its provision for income taxes related to the resolution of various tax matters, including the effective completion of Internal Revenue Service audits of the Company’s consolidated tax returns for fiscal years 2001 through 2004. During the three months ended December 31, 2007, the Company recorded a benefit of $4.0 million, or $.02 per diluted share, in its provision for income taxes related to the resolution of various income tax matters. During the third quarter of 2006, the Company recorded a $5.1 million income tax benefit related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits for the years 1998 through 2000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Three Years Ended December 31, 2007, 2006 and 2005.

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

Exhibit
Number		Description of Exhibit

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	—	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
4.1	—	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	—	Indenture dated May 24, 1999 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number		Description of Exhibit

4.3	—	7 1/8% Note due May 15, 2009 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.4	—	7 1/8% Note due May 15, 2009 in the principal amount of $175,000,000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*
4.5	—	Indenture dated as of August 15, 2001, by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.6	—	First Supplemental Indenture, dated as of August 15, 2001 by Republic Services, Inc. to The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.7	—	6 3/4% Senior Note due 2011, in principal amount of $400,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.8	—	6 3/4% Senior Note due 2011, in principal amount of $50,000,000 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 9, 2001).
4.9	—	Second Supplemental Indenture, dated as of March 21, 2005 by Republic Services, Inc. to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated May 6, 2005).
4.10	—	6.086% Note due March 15, 2035, in the principal amount of $275,674,000 (incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*.
4.11	—	Amended and Restated Credit Agreement dated April 26, 2007 among Republic Services, Inc., Bank of America N.A. as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 26, 2007).
4.12	—	The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10.1	—	Republic Services, Inc. 1998 Stock Incentive Plan (as amended and restated March 6, 2002) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10.2	—	Employment Agreement dated October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	—	Employment Agreement dated October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	—	Employment Agreement dated October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.5	—	Employment Agreement dated July 31, 2001 by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	—	Employment Agreement dated January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
10.7	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

Exhibit
Number		Description of Exhibit

10.8	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.9	—	Amendment Number One dated January 31, 2003 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.10	—	Amendment Number One dated February 28, 2003 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.11	—	Republic Services, Inc. Deferred Compensation Plan (as Amended and Restated November 1, 2003) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2005).
10.12	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.13	—	Amendment Number One dated October 10, 2006 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.14	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.15	—	Amendment Number Two dated October 10, 2006 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 10, 2006).
10.16	—	Amendment Number Three dated February 21, 2007 to the Employment Agreement dated as of October 25, 2000 by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.17	—	Amendment Number Three dated February 21, 2007 to the Employment Agreement dated as of January 31, 2003 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.18	—	Amendment Number Three dated February 21, 2007 to the Employment Agreement dated as of October 25, 2000 by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.19	—	Amendment Number Three dated February 21, 2007 to the Employment Agreement dated as of October 25, 2000 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.20	—	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Ernst & Young LLP (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	—	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	—	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*	$275,674,000 of the Notes due May 15, 2009 were exchanged for the Notes due March 15, 2035.

Each of Exhibits 10.1 to 10.20 is a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

REPUBLIC SERVICES, INC.

By:	/s/ JAMES E. O’CONNOR
James E. O’Connor
Chairman of the Board and Chief Executive
Officer (principal executive officer)

February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 21, 2008

/s/ Harris W. Hudson Harris W. Hudson	Vice Chairman and Director	February 21, 2008

/s/ Tod C. Holmes Tod C. Holmes	Senior Vice President and Chief Financial Officer (principal financial officer)	February 21, 2008

/s/ Charles F. Serianni Charles F. Serianni	Vice President and Chief Accounting Officer (principal accounting officer)	February 21, 2008

/s/ John W. Croghan John W. Croghan	Director	February 21, 2008

/s/ W. Lee Nutter W. Lee Nutter	Director	February 21, 2008

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 21, 2008

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 21, 2008

/s/ Michael W. Wickham Michael W. Wickham	Director	February 21, 2008

REPUBLIC SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
(in millions)

	Balance at	Additions	Accounts		Balance at
	Beginning	Charged to	Written		End
	of Year	Income(a)	Off	Other(b)	of Year

CLASSIFICATIONS
Allowance for doubtful accounts:
2007	$18.8	$3.9	$(7.8)	$(.2)	$14.7
2006	17.3	8.4	(6.9)	—	18.8
2005	18.0	6.5	(7.3)	.1	17.3

(a)	Additions charged to income in 2007 is net of a $4.3 million reduction to the allowance for doubtful accounts resulting from the Company refining its estimate for its allowance based on its historical collection experience.

(b)	Allowance of acquired and divested businesses, net.