Form 10-K/A
period 2007-12-31
REPUBLIC SERVICES INC
filed 2008-05-05
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
Commission file number 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0716904 (I.R.S. Employer Identification No.)

110 S.E. 6th Street, 28th Floor Ft. Lauderdale, Florida (Address of principal executive offices)	33301 (Zip code)
Registrant’s telephone number, including area code: (954) 769-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of June 30, 2007, the aggregate market value of shares of the Common Stock held by non-affiliates of the registrant was $5,836,412,371.
     As of February 15, 2008, the registrant had outstanding 183,537,011 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relative to the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Explanatory Note
     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on February 21, 2008. The Registrant is filing this amendment for the sole purpose of including the information required by Item 201(d) of Regulation S-K in Part III, Item 12, which information had been inadvertently omitted from the Form 10-K.

PART III
     The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K), 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding equity compensation plans as of December 31, 2007 (number of securities in millions):

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column A
Equity compensation plans approved by security holders	8.1	$18.87	13.9
Equity compensation plans not approved by security holders	—	—	—

Total	8.1	$18.87	13.9

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 5, 2008

REPUBLIC SERVICES, INC.
/s/ Tod C. Holmes
Tod C. Holmes
Senior Vice President and Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

5