Form 10-Q
period 2008-03-31
REPUBLIC SERVICES INC
filed 2008-05-05
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	65-0716904 (IRS Employer Identification No.)

110 S.E. 6TH STREET, 28TH FLOOR FT. LAUDERDALE, FLORIDA (Address of principal executive offices)	33301 (Zip code)
Registrant’s telephone number, including area code: (954) 769-2400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 25, 2008, the registrant had outstanding 181,917,530 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,483,511).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50.4	$21.8
Accounts receivable, less allowance for doubtful accounts of $14.0 and $14.7, respectively	306.7	298.2
Prepaid expenses and other current assets	72.9	68.5
Deferred tax assets	26.0	25.3

Total Current Assets	456.0	413.8
RESTRICTED CASH	190.0	165.0
PROPERTY AND EQUIPMENT, NET	2,149.2	2,164.3
GOODWILL, NET	1,555.4	1,555.7
INTANGIBLE ASSETS, NET	32.1	26.5
OTHER ASSETS	151.7	142.5

	$4,534.4	$4,467.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120.9	$160.8
Accrued liabilities	169.5	201.2
Deferred revenue	124.2	121.9
Notes payable and current maturities of long-term debt	2.3	2.3
Other current liabilities	155.2	142.5

Total Current Liabilities	572.1	628.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,693.0	1,565.5
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	300.3	279.2
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	500.8	489.4
OTHER LIABILITIES	204.2	201.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 196,250,406 and 195,761,969 issued, including shares held in treasury, respectively	2.0	2.0
Additional paid-in capital	49.8	38.7
Retained earnings	1,617.3	1,572.3
Treasury stock, at cost (13,578,098 and 10,338,970 shares, respectively)	(416.1)	(318.3)
Accumulated other comprehensive income, net of tax	11.0	9.1

Total Stockholders’ Equity	1,264.0	1,303.8

	$4,534.4	$4,467.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007

REVENUE	$779.2	$765.6
EXPENSES:
Cost of operations	476.5	488.4
Depreciation, amortization and depletion	73.4	79.0
Accretion	4.4	4.1
Selling, general and administrative	82.7	79.4

OPERATING INCOME	142.2	114.7
INTEREST EXPENSE	(21.4)	(24.0)
INTEREST INCOME	2.8	3.3
OTHER INCOME (EXPENSE), NET	.2	.4

INCOME BEFORE INCOME TAXES	123.8	94.4
PROVISION FOR INCOME TAXES	47.7	40.5

NET INCOME	$76.1	$53.9

BASIC EARNINGS PER SHARE	$.41	$.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	183.4	193.7

DILUTED EARNINGS PER SHARE	$.41	$.28

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	185.1	195.6

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.1700	$.1067

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income

BALANCE AT DECEMBER 31, 2007	185.4	$2.0	$38.7	$1,572.3	$(318.3)	$9.1
Net income	—	—	—	76.1	—	—	$76.1
Cash dividends declared	—	—	—	(31.1)	—	—	—
Issuances of common stock	.4	—	7.2	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for stock options	—	—	1.9	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	2.0	—	—	—	—
Purchases of common stock for treasury	(3.2)	—	—	—	(97.8)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	1.9	1.9

Total comprehensive income	—	—	—	—	—	—	$78.0

BALANCE AT MARCH 31, 2008	182.7	$2.0	$49.8	$1,617.3	$(416.1)	$11.0

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31,
	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$76.1	$53.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	48.1	46.9
Landfill depletion and amortization	23.7	30.2
Amortization of intangible and other assets	1.6	1.9
Accretion	4.4	4.1
Restricted stock and deferred stock unit compensation expense	2.0	1.6
Stock option compensation expense	1.9	1.5
Deferred income tax provision	9.5	2.9
Provision for doubtful accounts	1.2	1.1
Income tax benefit from stock option exercises	.7	4.3
Other non-cash items	.5	4.8
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(8.9)	(5.0)
Prepaid expenses and other assets	(6.9)	(3.9)
Accounts payable and accrued liabilities	(37.8)	(53.8)
Federal income taxes payable	33.6	25.6
Deferred revenue and other liabilities	(1.7)	23.1

	148.0	139.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(81.6)	(84.1)
Proceeds from sales of property and equipment	1.0	1.0
Cash used in business acquisitions, net of cash acquired	(11.7)	—
Cash proceeds from business dispositions, net of cash disposed	—	.3
Change in restricted cash	(25.0)	11.3

	(117.3)	(71.5)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	122.0	55.0
Payments of notes payable and long-term debt	(1.2)	(51.4)
Issuances of common stock	5.3	10.7
Excess income tax benefit from stock option exercises	1.2	.7
Purchases of common stock for treasury	(97.8)	(70.7)
Cash dividends paid	(31.6)	(20.8)

	(2.1)	(76.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28.6	(8.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21.8	29.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50.4	$20.3

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
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Certain amounts in the 2007 Unaudited Condensed Financial Statements have been reclassified to conform to the 2008 presentation.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company beginning January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s financial position, results of operations or cash flows as its historical method of obtaining the fair values of its derivative instruments is acceptable under SFAS 157.
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 had no impact on the Company’s Consolidated Financial Statements.
     In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement carries forward the existing requirement to account for all business combinations using the acquisition method of accounting. However, among other things, SFAS 141(R) requires acquisition-date fair value measurement of assets acquired, liabilities assumed, consideration paid and contingent consideration agreed to. Remeasurement of contingent consideration subsequent to the acquisition date is recognized in the income statement. Additionally, transaction costs and expected restructuring costs are also required to be recognized as expenses in the income statement.
     SFAS 141(R) is required to be applied prospectively, and will be effective for businesses acquired by the Company on or after January 1, 2009. The impact of adoption of this statement on the Company’s Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, and, therefore, cannot be determined at this time.

     In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations, and cash flows are required. This Statement retains the same scope as SFAS 133 and will be effective for the Company beginning January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption will have no impact on the Company’s financial position, results of operations or cash flows.
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	March 31,	December 31,
	2008	2007

Landfill final capping, closure and post-closure liabilities	$284.7	$277.7
Remediation	58.6	67.5

	343.3	345.2
Less: Current portion (included in other current liabilities)	(43.0)	(66.0)

Long-term portion	$300.3	$279.2

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
Total Available Disposal Capacity
     As of March 31, 2008, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     The Company has future obligations for final capping, closure and post-closure costs with respect to the landfills it owns or operates as set forth in applicable landfill permits. Final capping, closure and post-closure costs include estimated costs to be incurred for final capping and closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act (“RCRA”), as implemented and applied on a state-by-state basis. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act of 1970, as amended. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur as needed throughout the operating life of a landfill. Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills.
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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rates for liability recognition were determined to be 6.5% and 6.4% for the three months ended March 31, 2008 and 2007, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2007, the Company reviewed its landfill retirement obligations for certain of its landfills and recorded an increase of $5.0 million in amortization expense. The Company conducts its annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007

Asset retirement obligation liability, beginning of year	$277.7	$257.6
Non-cash asset additions	4.4	4.5
Revisions in estimates of future cash flows	—	5.6
Amounts settled during the period	(1.8)	(2.1)
Accretion expense	4.4	4.1

Asset retirement obligation liability, end of period	284.7	269.7
Less: Current portion (included in other current liabilities)	(22.1)	(26.9)

Long-term portion	$262.6	$242.8

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $10.3 million at March 31, 2008 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
Remediation
     The Company accrues for remediation costs when they become probable and can be reasonably estimated. Remediation costs are estimated by engineers. These estimates do not take into account discounts for the present value of total estimated costs. Management believes that the amounts accrued for remediation costs are adequate. However, a significant increase in the estimated costs for remediation could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
     The Company has complied with and will continue to comply with the F&Os. However, even though indications existed that the reaction had begun to subside, the Company nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide. Consequently, during the three months ended September 30, 2007, the Company recorded an additional pre-tax charge of $23.3 million charge ($14.4 million, or $.08 per diluted share, net of tax).
     Republic Services of Ohio II, LLC (“Republic-Ohio”), an Ohio limited liability company and wholly owned subsidiary of the Company, has also entered into an Agreed Order on Consent (“AOC”) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. The costs associated with these activities are either already contemplated in the Company’s cost estimates or are not, at this time, expected to result in material incremental costs.
     While the Company is vigorously pursuing financial contributions from third parties for its costs to comply with the F&Os and the additional remedial actions, the Company has not recorded any receivables for potential recoveries.
     The majority of the remediation liability remaining as of March 31, 2008 of $18.8 million is expected to be paid during the remainder of 2008. It is reasonably possible that the Company will need to adjust the charges noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in the Company’s estimates of the costs, timing or duration of the required actions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     No other significant amounts were charged to income for remediation costs during the three months ended March 31, 2008 and 2007.
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
3. PROPERTY AND EQUIPMENT
     Purchases of property and equipment for the three months ended March 31, 2008 and 2007 were $81.6 million and $84.1 million, respectively. Purchases of property and equipment as presented in the Unaudited Condensed Consolidated Statements of Cash Flows represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Unaudited Condensed Consolidated Statements of Cash Flows to property and equipment received during the three months ended March 31, 2008 and 2007 is as follows:

	Three Months
	Ended March 31,
	2008	2007
Purchases of property and equipment presented in the Unaudited Condensed Consolidated Statements of Cash Flows	$81.6	$84.1
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(33.8)	(40.0)

Property and equipment received during the current period	$47.8	$44.1

     Capital expenditures included in accounts payable are $19.3 million and $10.0 million at March 31, 2008 and 2007, respectively.

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
     The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are seven to thirty years for buildings and improvements, five to twelve years for vehicles, seven years for most landfill equipment, three to fifteen years for all other equipment, and three to ten years for furniture and fixtures.
     Landfill development costs are stated at cost and are amortized or depleted based on consumed airspace. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as and final capping, closure and post-closure assets accrued in accordance with SFAS 143. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For further information, see Note 2, Landfill and Environmental Costs.)
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized was $.3 million and $.6 million for the three months ended March 31, 2008 and 2007, respectively.
     A summary of property and equipment is as follows:

	March 31,	December 31,
	2008	2007

Other land	$109.2	$105.7
Non-depletable landfill land	52.9	52.7
Landfill development costs	1,828.0	1,809.1
Vehicles and equipment	1,986.9	1,965.1
Buildings and improvements	347.4	346.7
Construction-in-progress — landfill	65.8	66.4
Construction-in-progress — other	14.7	11.8

	4,404.9	4,357.5

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,063.2)	(1,039.5)
Vehicles and equipment	(1,088.5)	(1,052.7)
Buildings and improvements	(104.0)	(101.0)

	(2,255.7)	(2,193.2)

Property and equipment, net	$2,149.2	$2,164.3

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
4. BUSINESS COMBINATIONS
     The Company acquires businesses as part of its growth strategy. Businesses acquired are accounted for under the acquisition method of accounting and are included in the Consolidated Financial Statements from the date of acquisition. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.
     The Company acquired various solid waste businesses, including a transfer station in California, during the three months ended March 31, 2008. The aggregate purchase price paid for these transactions was $11.7 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are generally amortized over periods ranging from 6 to 10 years.

     The following table summarizes the activity in the intangible asset and the related accumulated amortization accounts for the three months ended March 31, 2008 and 2007:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2007	$1,695.6	$67.3	$1,762.9
Acquisitions	(.3)	6.6	6.3
Other additions	—	.3	.3

Balance, March 31, 2008	$1,695.3	$74.2	$1,769.5

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2007	$(139.9)	$(40.8)	$(180.7)
Amortization expense	—	(1.3)	(1.3)

Balance, March 31, 2008	$(139.9)	$(42.1)	$(182.0)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	(.1)	—	(.1)
Divestitures	(.1)	—	(.1)

Balance, March 31, 2007	$1,704.4	$66.6	$1,771.0

	Accumulated Amortization
	Goodwill	Other	Total
Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(1.5)	(1.5)

Balance, March 31, 2007	$(141.7)	$(37.1)	$(178.8)

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

6. DEBT
     Notes payable and long-term debt are as follows:

	March 31,	December 31,
	2008	2007

$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.1 million and $1.2 million, and adjustments to fair market value of $9.7 million and $3.1 million as of March 31, 2008 and December 31, 2007, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	458.6	451.9
$275.7 million unsecured notes, net of unamortized discount of $.2 million and unamortized premium of $26.7 million and $26.8 million as of March 31, 2008 and December 31, 2007, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.8	248.7
$1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2012	90.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2012 to 2037	762.9	731.9
Other debt; unsecured and secured by real property, equipment and other assets	35.7	36.0

	1,695.3	1,567.8
Less: Current portion	(2.3)	(2.3)

Long-term portion	$1,693.0	$1,565.5

     As of March 31, 2008, the Company had $90.0 million of LIBOR-based borrowings and $527.0 million of letters of credit outstanding under its $1.0 billion unsecured revolving credit facility, leaving $383.0 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its credit facility to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At March 31, 2008, the Company was in compliance with the financial covenants of its credit facility.
     Approximately two-thirds of the Company’s tax-exempt bonds and other tax-exempt financings are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the bonds can be put back to the Company. These bonds have been classified as long-term because they are supported by letters of credit issued under the Company’s long-term credit facility or due to the Company’s ability and intent to refinance these bonds using availability under its revolving credit facility, if necessary.
     As of March 31, 2008, the Company had $190.0 million of restricted cash, of which $92.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
     Interest paid was approximately $29.8 million (net of capitalized interest of $.3 million) and $31.7 million (net of capitalized interest of $.6 million) for the three months ended March 31, 2008 and 2007, respectively.
     Other debt includes a capital lease liability of $35.1 million and $35.4 million as of March 31, 2008 and December 31, 2007, respectively, related to a landfill.
     The Company’s ability to obtain financing through the capital markets is a key component of its financial strategy. Historically, the Company has managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. The Company has also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates and to take advantage of favorable floating interest rates. The outstanding swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to the Company’s public notes that also mature in 2011. Under the swap agreements, the Company pays interest at floating rates based on changes in LIBOR and receives interest at fixed rates of 6.75%. The Company has designated these agreements as hedges in changes in the fair value of the Company’s hedged fixed-rate debt and accounts for them in accordance with SFAS 133. The Company has determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of the Company’s hedged fixed rate debt due to changes in interest rates.
     The fair value of the Company’s interest rate swap agreements are obtained from third-party counterparties and are determined using valuation models with assumptions about prices and other relevant information generated by market transactions involving comparable assets and liabilities (Level 2 in the fair value hierarchy). As of March 31, 2008 and 2007, the interest rate swap agreements are reflected at a fair market value of $9.7 million and $4.7 million, respectively, and are included in other assets and other liabilities, respectively, and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2008 and 2007, the Company recorded net interest income of $1.4 million and net interest expense of $.6 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the three months ended March 31, 2008 and 2007 based on the Company’s anticipated annual effective income tax rate. During the three months ended March 31, 2007, the Company recorded a charge of $4.2 million in its provision for income taxes related to the resolution of various income tax matters. Income taxes paid (net of refunds received) were $2.7 million and $.4 million for the three months ended March 31, 2008 and 2007, respectively.
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
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the 1998 Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. As of March 31, 2008, there were 2.2 million shares reserved for future grants under the 1998 Plan.
     The 1998 Plan expires on June 30, 2008. In February 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (“2007 Plan”) to replace the 1998 Plan when it expires. The 2007 Plan was approved by the Company’s stockholders in May 2007. Shares reserved for future grants under the 2007 Plan are 10.5 million as of March 31, 2008.
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

     A summary of stock option activity for the three months ended March 31, 2008 is as follows:

		Weighted-Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	7.7	$19.84
Granted	1.4	31.07
Exercised(a)	(.3)	14.97

Outstanding at March 31, 2008	8.8	21.85

Exercisable at March 31, 2008(b)	5.8	17.76

(a)	The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008 was $5.2 million.

(b)	Stock options exercisable as of March 31, 2008 have a weighted-average contractual term remaining of 5.3 years and an aggregate intrinsic value of $30.3 million based on the market value of the Company’s common stock as of March 31, 2008.
     SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $1.2 million and $.7 million of its excess tax benefits as cash flows from financing activities for the three months ended March 31, 2008 and 2007, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
     The Company uses a lattice binomial option-pricing model to value its stock option grants. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the three months ended March 31, 2008 and 2007 were $5.26 and $6.49 per option, respectively, which were calculated using the following weighted-average assumptions:

	Three Months
	Ended March 31,
	2008		2007

Expected volatility	23.2%		23.5%
Risk-free interest rate	2.4%		4.8%
Dividend yield	2.2%		1.5%
Expected life	4.1	years	4.0	years
Contractual life	7	years	7	years
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
     The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. The estimated forfeiture rates used were 3.0% and 5.0% for the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, total unrecognized compensation expense for outstanding stock options was $11.6 million, which will be recognized over a weighted average period of 2.2 years.
     During each of the three month periods ended March 31, 2008 and 2007, the Company awarded 36,000 deferred stock units to its non-employee directors under its 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their Board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

     Also during the three months ended March 31, 2008 and 2007, the Company awarded 190,500 and 185,820 shares of restricted stock, respectively, to its executive officers. 21,000 of the shares awarded during 2007 vested effective January 1, 2008. 160,500 and 135,000 of the shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. The remaining shares awarded during 2008 and 2007 vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the three months ended March 31, 2008 and 2007, compensation expense related to stock units and restricted stock of $2.0 million and $1.6 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income.
     A summary of deferred stock unit and restricted stock activity for the three months ended March 31, 2008 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value per Share
	(in thousands)

Unissued at December 31, 2007	399.2	$26.84
Granted	227.3	31.07
Vested and issued	(149.3)	28.12

Unissued at March 31, 2008	477.2	28.46

Vested and unissued at March 31, 2008	182.5	25.24

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     During 2000 through March 31, 2008, the Board of Directors authorized the repurchase of up to $2.6 billion of the Company’s common stock. As of March 31, 2008, the Company had paid $2.3 billion to repurchase 78.0 million shares of its common stock, of which 3.2 million shares were acquired during the three months ended March 31, 2008 for $97.8 million.
     The Company initiated a quarterly cash dividend in July 2003. The dividend was increased each year thereafter, with the latest increase occurring in the third quarter of 2007. The current quarterly dividend per share is $.17. In January 2008, the Company paid a cash dividend of $31.6 million to stockholders of record as of January 2, 2008. As of March 31, 2008, the Company recorded a dividend payable of $31.1 million to stockholders of record at the close of business on April 1, 2008. In April 2008, the Company’s Board of Directors declared a regular quarterly dividend of $.17 per share payable to stockholders of record as of July 1, 2008.
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including vested but unissued deferred stock units and restricted stock) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and the issuance of unvested restricted stock awards. In computing diluted earnings per share, the Company utilizes the treasury stock method.

     Earnings per share for the three months ended March 31, 2008 and 2007 is calculated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2008	2007

Numerator:
Net income	$76,100	$53,900

Denominator:
Denominator for basic earnings per share	183,411	193,660
Effect of dilutive securities —
Options to purchase common stock	1,667	1,976
Unvested restricted stock awards	1	1

Denominator for diluted earnings per share	185,079	195,637

Basic earnings per share	$.41	$.28

Diluted earnings per share	$.41	$.28

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	2,460	1,399

10. OTHER COMPREHENSIVE INCOME
     The Company has entered into multiple option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).
     The following table summarizes the Company’s outstanding fuel hedges at March 31, 2008 and 2007:

			Notional Amount	Contract Price
Inception Date	Commencement Date	Termination Date	(in Gallons per Month)	per Gallon
March 17, 2008	January 5, 2009	December 31, 2012	50,000	$3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450
     If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, the Company pays the difference to the counterparty.
     The fair values of the fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at March 31, 2008 and 2007 were net assets of $14.3 million and $2.5 million, respectively, and have been recorded in other current assets and accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
     In accordance with SFAS 133, the effective portions of the changes in fair values as of March 31, 2008 and 2007, net of tax, of $8.6 million and $1.5 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of March 31, 2008 and 2007 were $.3 million and $.1 million, respectively, and have been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized gains of $1.0 million and realized losses of $.9 million related to these fuel hedges are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, respectively.
11. SEGMENT INFORMATION
     The Company’s operations are managed and evaluated through four regions: Eastern, Central, Southern and Western. These four regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
     During the three months ended March 31, 2008, the Company consolidated its Southwestern operations into its Western Region. The historical operating results for the Company’s Southwestern operations have been consolidated into its Western Region to provide financial information that reflects the Company’s current approach to managing its operations. Summarized financial information concerning the Company’s reportable segments for the respective three months ended March 31, 2008 and 2007 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2008	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region	$163.2	$(22.1)	$141.1	$12.1	$28.3	$8.8	$870.1
Central Region	196.4	(39.9)	156.5	20.2	26.0	15.4	1,108.1
Southern Region	232.1	(23.6)	208.5	18.5	44.5	18.0	913.3
Western Region	334.0	(61.0)	273.0	25.1	63.1	22.6	1,305.9
Corporate Entities	.1	—	.1	1.9	(19.7)	16.8	337.0

Total	$925.8	$(146.6)	$779.2	$77.8	$142.2	$81.6	$4,534.4

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region(b)(c)	$159.9	$(22.3)	$137.6	$14.2	$6.7	$11.0	$877.3
Central Region	189.5	(40.1)	149.4	21.3	23.4	14.3	1,112.6
Southern Region	227.0	(23.3)	203.7	17.9	43.7	13.8	891.9
Western Region(c)	335.5	(60.8)	274.7	27.9	59.4	18.7	1,301.3
Corporate Entities(d)	.2	—	.2	1.8	(18.5)	26.3	227.5

Total	$912.1	$(146.5)	$765.6	$83.1	$114.7	$84.1	$4,410.6

(a)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(b)	Operating income in the Eastern Region includes a charge of $21.3 million recorded during the three months ended March 31, 2007 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Company’s Countywide facility.

(c)	Depreciation, amortization, depletion and accretion includes an increase in amortization expense of $2.1 million in the Eastern Region and $2.9 million in the Western Region recorded during the three months ended March 31, 2007 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities for certain landfills in accordance with SFAS 143.

(d)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include a new corporate office and vehicle inventory acquired net of inventory assigned to operating locations.

     Total revenue of the Company by revenue source for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months
	Ended March 31,
	2008	2007

Collection:
Residential	$204.9	$195.8
Commercial	248.5	230.4
Industrial	152.9	155.7
Other	4.9	4.8

Total collection	611.2	586.7

Transfer and disposal	274.9	278.8
Less: Intercompany	(144.5)	(145.0)

Transfer and disposal, net	130.4	133.8
Other	37.6	45.1

Revenue	$779.2	$765.6

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On March 26, 2007, Republic Services of Ohio II, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company, was issued Final Findings and Orders from the Ohio Environmental Protection Agency. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. The Company also paid approximately $.7 million in sanctions to comply with the F&Os during the three months ended March 31, 2007. Currently, Republic-Ohio is performing certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.
     Republic-Ohio has also entered into an Agreed Order on Consent (“AOC”) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. The costs associated with these activities are either already contemplated in the Company’s cost estimates or are not, at this time, expected to result in material incremental costs.
     The Company had learned that the Commissioner of the Stark County Health Department recommended that the Stark County Board of Health (“Board of Health”) suspend Countywide’s 2007 annual operating license. The Company had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. The Company and the Board of Health are currently participating in mediation proceedings regarding facility licensing.
     The Company believes that it has diligently performed all actions required under the F&Os and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is subsiding. As such, the Company believes that it satisfies the rules and regulations that govern the operating license at Countywide. The Company disagrees with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.

     The Company is vigorously pursuing financial contributions from third parties for its costs to comply with the F&Os and the other required remedial actions.
     It is reasonably possible that the Company will need to adjust the liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in the Company’s estimates of the costs, timing or duration of the required actions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     The Company is a party to various general legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, unfavorable resolution could affect the Company’s financial position, results of operations or cash flows for the quarterly periods in which they are resolved.
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
     The Company’s liabilities for unpaid and incurred but not reported claims at March 31, 2008 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $180.3 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.
Guarantees of Subsidiary Debt
     The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreements. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in the Company’s Unaudited Condensed Consolidated Balance Sheets. (For further information, see Note 6, Debt.)

Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	March 31,	December 31,
	2008	2007

Letters of credit	$721.7	$669.1
Surety bonds	502.4	484.2
     As of March 31, 2008, $527.0 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of March 31, 2008, surety bonds expire on various dates through 2014.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities and other amounts held in trust as financial guarantees of the Company’s performance as follows:

	March 31,	December 31,
	2008	2007

Restricted cash:
Financing proceeds	$92.5	$71.4
Other	97.5	93.6

	$190.0	$165.0

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview of Our Business
     We are a leading provider of non-hazardous solid waste collection and disposal services in the United States. We provide solid waste collection services for commercial, industrial, municipal and residential customers through 136 collection companies in 21 states. We also own or operate 94 transfer stations, 58 solid waste landfills and 33 recycling facilities.
     We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal and recycling.
     The following table reflects our revenue by source for the three months ended March 31, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended
	March 31,
	2008		2007

Collection:
Residential	$204.9	26.3%	$195.8	25.6%
Commercial	248.5	31.9	230.4	30.1
Industrial	152.9	19.6	155.7	20.3
Other	4.9	.6	4.8	.6

Total collection	611.2	78.4	586.7	76.6

Transfer and disposal	274.9		278.8
Less: Intercompany	(144.5)		(145.0)

Transfer and disposal, net	130.4	16.8	133.8	17.5

Other	37.6	4.8	45.1	5.9

Revenue	$779.2	100.0%	$765.6	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2008 and 2007, approximately 59% and 57%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the significant change has occurred. During the three months ended March 31, 2007, we reviewed our landfill retirement obligations for certain of our landfills and recorded an increase of $5.0 million in amortization expense. We conduct our annual reviews of our landfill asset retirement obligations during the fourth quarter of each year.
     Summarized financial information concerning our reportable segments for the respective three months ended March 31, 2008 and 2007 is shown in the following tables (in millions of dollars and as a percentage of our revenue):

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2008	Revenue	Accretion	(Loss)	Margin

Eastern Region	$141.1	$12.1	$28.3	20.1%
Central Region	156.5	20.2	26.0	16.6
Southern Region	208.5	18.5	44.5	21.3
Western Region	273.0	25.1	63.1	23.1
Corporate Entities	.1	1.9	(19.7)	—

Total	$779.2	$77.8	$142.2	18.2

		Depreciation,	SFAS 143
		Amortization,	Adjustments to
		Depletion and	Amortization	Depreciation,
		Accretion Before	Expense for Changes	Amortization,	Operating
	Net	SFAS 143	in Estimates and	Depletion and	Income	Operating
2007(a)	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin

Eastern Region	$137.6	$12.1	$2.1	$14.2	$6.7	4.9%
Central Region	149.4	21.3	—	21.3	23.4	15.7
Southern Region	203.7	17.9	—	17.9	43.7	21.5
Western Region	274.7	25.0	2.9	27.9	59.4	21.6
Corporate Entities	.2	1.8	—	1.8	(18.5)	—

Total	$765.6	$78.1	$5.0	$83.1	$114.7	15.0

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.
     Our operations are managed and reviewed through four regions that we designate as our reportable segments. During the three months ended March 31, 2008, we consolidated our Southwestern operations into our Western Region. The historical operating results of our Southwestern operations have been consolidated into our Western Region to provide financial information that reflects our current approach to managing our operations. Significant changes in the revenue and operating margins of our reportable segments for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 are discussed below:

•	Revenue in our Eastern Region increased during 2008 compared to 2007 due to price increases in all lines of business and increases in the prices of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business, primarily due to less temporary work, and lower landfill volumes. Residential volumes were also slightly lower in our Eastern Region during 2008 compared to 2007.

Operating margins in the Eastern Region increased from 4.9% to 20.1% because of a $21.3 million charge to operating expenses recorded during the three months ended March 31, 2007 associated with environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. Excluding these expenses, operating margins decreased from 20.3% in 2007 to 20.1% in 2008, primarily due to higher fuel costs partially offset by higher revenue and lower disposal and labor costs.

•	Revenue in our Central Region increased during 2008 compared to 2007 due to price increases in all lines of business and increases in the prices of commodities. This increase in revenue was partially offset by lower industrial collection and landfill volumes due to a slowdown in commercial and residential construction.

Operating margins in our Central Region increased due to higher revenue, lower disposal costs, lower labor costs and lower depreciation, amortization, depletion and accretion costs. These reductions in costs were partially offset by higher fuel costs.

•	In our Southern Region, price increases in all lines of business and an increase in residential collection volumes resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by lower industrial collection and landfill volumes, primarily due to a general economic slowdown.

Operating margins in our Southern Region decreased slightly due to higher fuel and selling, general and administrative costs partially offset by higher revenue, lower disposal costs and lower insurance costs.

•	Excluding a decrease in revenue due to the sale of our Texas-based compost, mulch and soil business in November 2007 in our Western Region, price increases in all lines of business, volume increases in our commercial collection line of business and an increase in the prices of commodities resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by a decrease in industrial collection, residential collection and landfill volumes resulting from a general economic slowdown.

Operating margins in our Western Region increased primarily due to an adjustment to landfill amortization expense associated with SFAS 143 recorded during 2007, lower costs of goods sold due to the sale of our Texas-based compost, mulch and soil business, lower truck and equipment costs, and lower insurance costs. This reduction in costs was partially offset by an increase in fuel costs.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the acquisition method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses, including a transfer station in California, during the three months ended March 31, 2008. The aggregate purchase price we paid in these transactions was $11.7 million in cash.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $76.1 million, or $.41 per diluted share, for the three months ended March 31, 2008, as compared to $53.9 million, or $.28 per diluted share, for the three months ended March 31, 2007.
     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax) related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide Recycling and Disposal Facility in East Sparta, Ohio. We have complied with and will continue to comply with the F&Os. However, even though indications existed that the reaction had begun to subside, we nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide. Consequently, during the three months ended September 30, 2007, we recorded an additional pre-tax charge of $23.3 million ($14.4 million, or $.08 per diluted share, net of tax). While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.
     These charges affected our Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007 as follows (in millions):

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
     The following table summarizes our costs and expenses for the three months ended March 31, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended
	March 31,
	2008		2007(a)

Revenue	$779.2	100.0%	$765.6	100.0%
Cost of operations	476.5	61.2	488.4	63.8
Depreciation, amortization and depletion of property and equipment	71.8	9.2	77.1	10.1
Amortization of intangible assets	1.6	.2	1.9	.2
Accretion	4.4	.6	4.1	.5
Selling, general and administrative expenses	82.7	10.6	79.4	10.4

Operating income	$142.2	18.2%	$114.7	15.0%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

     Revenue. Revenue was $779.2 million and $765.6 million for the three months ended March 31, 2008 and 2007, respectively, an increase of 1.8%. The following table reflects the components of our revenue growth for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Core price	4.0%	4.4%
Fuel surcharges	1.1	.1
Environmental fees	.3	.4
Recycling commodities	.8	.9

Total price	6.2	5.8

Core volume	(2.5)	(1.6)
Non-core volume	—	(.1)

Total volume	(2.5)	(1.7)

Total internal growth	3.7	4.1

Acquisitions, net of divestitures	(1.9)	(.2)

Taxes(a)	—	(.1)

Total revenue growth	1.8%	3.8%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the three months ended March 31, 2008, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2008. During the three months ended March 31, 2008, we experienced negative core volume growth due primarily to less temporary construction work.
     Cost of Operations. Cost of operations was $476.5 million for the three ended March 31, 2008, versus $488.4 million for the comparable 2007 period. Cost of operations as a percentage of revenue was 61.2% for the three months ended March 31, 2008, versus 63.8% for the comparable 2007 period. The decrease in cost of operations in aggregate dollars and as a percentage of revenue for the three months ended March 31, 2008 versus the comparable 2007 period is primarily a result of the $18.0 million of charges we recorded during the three months ended March 31, 2007 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility.
     The following table summarizes the major components of our cost of operations for the three months ended March 31, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended
	March 31,
	2008		2007(a)

Subcontractor, disposal and third-party fees	$160.7	20.6%	$166.6	21.8%
Labor and benefits	151.7	19.5	151.8	19.8
Maintenance and operating	118.5	15.2	127.0	16.6
Insurance and other	45.6	5.9	43.0	5.6

Total	$476.5	61.2%	$488.4	63.8%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three months ended March 31, 2008 versus the comparable 2007 period is primarily due to lower costs of goods sold associated with the sale of our Texas-based compost, mulch and soil business in November 2007 and higher revenue resulting from improved pricing.

•	Labor and benefits include costs such as wages, salaries, payroll taxes, and retirement and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the three months ended March 31, 2008 versus the comparable 2007 period decreased slightly due to higher revenue resulting from improved pricing and lower labor costs associated with volume decreases in various lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the three months ended March 31, 2008 versus the comparable 2007 period is primarily a result of the $18.0 million of charges recorded during the three months ended March 31, 2007 related to our Countywide facility. This decrease in expense was partially offset by an increase in fuel prices. Our average cost of fuel per gallon increased approximately 39% from $2.44 per gallon during the three months ended March 31, 2007 to $3.39 per gallon for the comparable 2008 period. Current average fuel prices are $3.96 per gallon, or approximately 17% higher than our average price per gallon for the three months ended March 31, 2008. Through the continued use of fuel surcharges and fuel hedges, we will attempt to mitigate the impact of increases in fuel prices.

•	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses as a percentage of revenue for the three months ended March 31, 2008 versus the comparable 2007 period is primarily due to a slight increase in the severity of our automobile insurance claims.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $71.8 million for the three months ended March 31, 2008, versus $77.1 million for the comparable 2007 period. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.2% for the three months ended March 31, 2008, versus 10.1% for the comparable 2007 period. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the three month periods presented is primarily due to a $2.9 million adjustment to landfill amortization expense associated with one of our facilities in Contra Costa County, California and a $2.1 million adjustment to landfill amortization expense associated with our Countywide facility recorded during the three months ended March 31, 2007. The decrease in such expenses as a percentage of revenue is also due to higher revenue during the 2008 period.
     Amortization of Intangible Assets. Expenses for amortization of intangible and other assets were $1.6 million for the three months ended March 31, 2008, versus $1.9 million for the comparable 2007 period. Amortization of intangible assets as a percentage of revenue was .2% for the three months ended March 31, 2008 and 2007.
     Accretion Expense. Accretion expense was $4.4 million for the three months ended March 31, 2008, versus $4.1 million for the comparable 2007 period. Accretion expense as a percentage of revenue was .6% and .5% for the three months ended March 31, 2008 and 2007, respectively. The increase in such expenses in aggregate dollars and as a percentage of revenue in 2008 is primarily due to an increase in asset retirement obligations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.7 million for the three months ended March 31, 2008, versus $79.4 million for the comparable 2007 period. Selling, general and administrative expenses as a percentage of revenue was 10.6% for the three months ended March 31, 2008, versus 10.4% for the comparable 2007 period. The increase in such expenses in aggregate dollars and as a percentage of revenue for the three month periods presented is primarily due to higher equity compensation and additional costs associated with our 401(k) plan resulting from our adoption of an automatic enrollment program for all of our employees. We believe selling, general and administrative expenses as a percentage of revenue for the year ended December 31, 2008 will be in the range of 10.0% to 10.5%.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $21.4 million for the three months ended March 31, 2008, versus $24.0 million for the comparable 2007 period. The decrease in interest expense during the three months ended March 31, 2008 versus the comparable 2007 period is primarily due to lower interest rates partially offset by higher average debt balances.
     Capitalized interest was $.3 million for the three months ended March 31, 2008, versus $.6 million for the comparable 2007 period.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $3.0 million for the three months ended March 31, 2008, versus $3.7 million for the comparable 2007 period.
     Income Taxes. Our provision for income taxes was $47.7 million for the three months ended March 31, 2008, versus $40.5 million for the comparable 2007 period. Our effective income tax rate was 38.5% for the three months ended March 31, 2008, versus 42.9% for the comparable 2007 period. During the three months ended March 31, 2007, we recorded a $4.2 million charge related to the resolution of various income tax matters. We believe that our effective income tax rate for the remainder of 2008 will be approximately 38.5%.
Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the three months ended March 31, 2008:

	Balances as of	New		Changes in		Balances as of
	December 31,	Expansions	Airspace	Engineering	Changes in	March 31,
	2007	Undertaken	Consumed	Estimates	Design	2008
Permitted airspace:
Cubic yards (in millions)	1,537.3	—	(8.6)	(5.2)	—	1,523.5
Number of sites	58					58
Probable expansion airspace:
Cubic yards (in millions)	192.0	—		—	(1.0)	191.0
Number of sites	11	1				12

Total available airspace:
Cubic yards (in millions)	1,729.3	—	(8.6)	(5.2)	(1.0)	1,714.5

Number of sites	58					58

     Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include modifications to a landfill’s footprint or vertical slopes.
     During 2008, total available airspace decreased by a net 14.8 million cubic yards due to airspace consumed, changes in engineering estimates and changes in design.
     As of March 31, 2008, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2008, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of March 31, 2008, twelve of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these twelve landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 29 years. Probable expansion airspace represents 11.1% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
     As of March 31, 2008, accrued final capping, closure and post-closure costs were $284.7 million. The current portion of these costs of $22.1 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $262.6 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
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
     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility. We have complied with and will continue to comply with the F&Os. However, even though indications existed that the reaction had begun to subside, we nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide. Consequently, during the three months ended September 30, 2007, we recorded an additional pre-tax charge of $23.3 million. While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.
     We have also entered into an Agreed Order on Consent with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring us to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and we are complying with the terms of the AOC. The costs associated with these activities are either already contemplated in our cost estimates or are not, at this time, expected to result in material incremental costs.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the three months ended March 31, 2008 (in millions):

			Non-Cash
	Balance as of		Additions for Asset	Additions	Transfers	Balance as of
	December 31,	Capital	Retirement	Charged to	And Other	March 31,
	2007	Additions	Obligations	Expense	Adjustments	2008
Non-depletable landfill land	$52.7	$—	$—	$—	$.2	$52.9
Landfill development costs	1,809.1	3.9	4.4	—	10.6	1,828.0
Construction-in-progress — landfill	66.4	9.5	—	—	(10.1)	65.8
Accumulated depletion and amortization	(1,039.5)	—	—	(23.7)	—	(1,063.2)

Net investment in landfill land and development costs	$888.7	$13.4	$4.4	$(23.7)	$.7	$883.5

     The following table reflects our future expected investment in our landfills as of March 31, 2008 (in millions):

	Balance as of	Expected	Total
	March 31,	Future	Expected
	2008	Investment	Investment
Non-depletable landfill land	$52.9	$—	$52.9
Landfill development costs	1,828.0	1,735.6	3,563.6
Construction-in-progress — landfill	65.8	—	65.8
Accumulated depletion and amortization	(1,063.2)	—	(1,063.2)

Net investment in landfill land and development costs	$883.5	$1,735.6	$2,619.1

     The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Number of landfills owned or operated	58	58

Net investment, excluding non-depletable land (in millions)	$830.6	$843.9
Total estimated available disposal capacity (in millions of cubic yards)	1,714.5	1,754.2

Net investment per cubic yard	$.48	$.48

Landfill depletion and amortization expense (in millions)	$23.7	$30.2
Accretion expense (in millions)	4.4	4.1

	28.1	34.3
Airspace consumed (in millions of cubic yards)	8.6	9.7

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.27	$3.54

     During the three months ended March 31, 2008 and 2007, our weighted average compaction rate was approximately 1,600 and 1,500 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of the settlement and decomposition of waste.
     As of March 31, 2008, we expect to spend an estimated additional $1.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.6 billion, or $1.50 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Financial Condition
     At March 31, 2008, we had $50.4 million of cash and cash equivalents. We also had $190.0 million of restricted cash deposits, including $92.5 million of restricted cash held for capital expenditures under certain debt facilities.
     In September 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which was scheduled to expire in 2010. In April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facility to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of March 31, 2008, we had $383.0 million available under our credit facility.
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
     At March 31, 2008, we had $762.9 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2012 to 2037. As of March 31, 2008, we had $92.5 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2008 (in millions):

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2007	$14.7	$277.7	$67.5	$178.0
Non-cash asset additions	—	4.4	—	—
Accretion expense	—	4.4	—	—
Other additions charged to expense	1.2	—	—	47.5
Payments or usage	(1.9)	(1.8)	(8.9)	(45.2)

Balance, March 31, 2008	14.0	284.7	58.6	180.3
Less: Current portion	(14.0)	(22.1)	(20.9)	(61.8)

Long-term portion	$—	$262.6	$37.7	$118.5

     As of March 31, 2008, accounts receivable were $306.7 million, net of allowance for doubtful accounts of $14.0 million, resulting in days sales outstanding of 35, or 21 days net of deferred revenue. In addition, at March 31, 2008, our accounts receivable in excess of 90 days old totaled $20.6 million, or 6.4% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2008 (in millions):

	Gross Property and Equipment
					Non-Cash
					Additions	Transfers	Balance
	Balance as of			Acquisitions,	for Asset	and	as of
	December 31,	Capital		Net of	Retirement	Other	March 31,
	2007	Additions	Retirements	Divestitures	Obligations	Adjustments	2008
Other land	$105.7	$.1	$—	$3.6	$—	$(.2)	$109.2
Non-depletable landfill land	52.7	—	—	—	—	.2	52.9
Landfill development costs	1,809.1	3.9	—	—	4.4	10.6	1,828.0
Vehicles and equipment	1,965.1	31.0	(10.2)	1.0	—	—	1,986.9
Buildings and improvements	346.7	.4	(.2)	1.0	—	(.5)	347.4
Construction-in-progress — landfill	66.4	9.5	—	—	—	(10.1)	65.8
Construction-in-progress — other	11.8	2.9	—	—	—	—	14.7

Total	$4,357.5	$47.8	$(10.4)	$5.6	$4.4	$—	$4,404.9

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Transfers	Balance as of
	December 31,	Charged to		and Other	March 31,
	2007	Expense	Retirements	Adjustments	2008
Landfill development costs	$(1,039.5)	$(23.7)	$—	$—	$(1,063.2)
Vehicles and equipment	(1,052.7)	(44.9)	9.2	(.1)	(1,088.5)
Buildings and improvements	(101.0)	(3.2)	.2	—	(104.0)

Total	$(2,193.2)	$(71.8)	$9.4	$(.1)	$(2,255.7)

Liquidity and Capital Resources
     The major components of changes in cash flows for the three months ended March 31, 2008 and 2007 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $148.0 million and $139.2 million for the three months ended March 31, 2008 and 2007, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable.

     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $117.3 million and $71.5 million for the three months ended March 31, 2008 and 2007, respectively, and consists primarily of cash used for capital expenditures in 2008 and 2007, cash used in business acquisitions in 2008 and an increase in restricted cash in 2008. Capital expenditures were $81.6 million and $84.1 million for the three months ended March 31, 2008 and 2007, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2008 and 2007 was $2.1 million and $76.5 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, payments of cash dividends and proceeds from stock option exercises.
     During 2000 through the period ended March 31, 2008, our board of directors authorized the repurchase of up to $2.6 billion of our common stock. As of March 31, 2008, we had paid $2.3 billion to repurchase 78.0 million shares of our common stock, of which $97.8 million was paid during the three months ended March 31, 2008 to repurchase 3.2 million shares of our common stock.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of March 31, 2008, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa1 by Moody’s.
Fuel Hedges
     We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple option agreements related to forecasted diesel fuel purchases. Under Statement of Financial Accounting Standards No 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).
     The following table summarizes our outstanding fuel hedges at March 31, 2008 and 2007:

			Notional Amount	Contract Price
Inception Date	Commencement Date	Termination Date	(in Gallons per Month)	per Gallon
March 17, 2008	January 5, 2009	December 31, 2012	50,000	$3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450
     If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, we pay the difference to the counterparty.

     The fair values of our fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). In accordance with SFAS 133, the effective portions of the changes in fair values as of March 31, 2008 and 2007, net of tax, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of March 31, 2008 and 2007 have been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three months ended March 31, 2008 and 2007 is calculated as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007
Cash provided by operating activities	$148.0	$139.2
Purchases of property and equipment	(81.6)	(84.1)
Proceeds from sales of property and equipment	1.0	1.0

Free cash flow	$67.4	$56.1

     Purchases of property and equipment as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows and the free cash flow presented above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Unaudited Condensed Consolidated Statements of Cash Flows to property and equipment received during the period is as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007
Purchases of property and equipment in the Unaudited Condensed Consolidated Statements of Cash Flows	$81.6	$84.1
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(33.8)	(40.0)

Property and equipment received during the current period	$47.8	$44.1

     The adjustments noted above do not affect either our net change in cash and cash equivalents as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows or our free cash flow.
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

Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.
     The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
•	We operate in a highly competitive industry and may be unable to compete effectively.

•	We may be unable to obtain future increases in the prices for our services.

•	Economic conditions could adversely affect our business, operations and internal growth.

•	An increase in the price of fuel may adversely affect our business.

•	We may be unable to execute our financial strategy.

•	We may be unable to manage our growth effectively.

•	We may be unable to execute our acquisition growth strategy.

•	Businesses we acquire may have undisclosed liabilities.

•	Compliance with environmental and other laws and regulations may impede our growth and impact our financial results.

•	Regulatory approval to operate, develop or expand our landfills and transfer stations may be delayed or denied.

•	Our financial statements are based on estimates and assumptions that may differ from actual results.

•	Changes in insurance markets may impact our financial results.

•	We depend on key personnel.

•	Seasonal changes or severe weather may adversely affect our business operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our market-sensitive financial instruments consist primarily of variable rate debt and interest rate swaps. Therefore, our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We manage interest rate risk through a combination of fixed and floating rate debt as well as interest rate swap agreements.
ITEM 4. CONTROLS AND PROCEDURES.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On March 26, 2007, Republic Services of Ohio II, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company, was issued Final Findings and Orders from the Ohio Environmental Protection Agency. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. The Company also paid approximately $.7 million in sanctions to comply with the F&Os during the three months ended March 31, 2007. Currently, Republic-Ohio is performing certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.
     Republic-Ohio has also entered into an Agreed Order on Consent with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. The costs associated with these activities are either already contemplated in our costs estimates or are not, at this time, expected to result in material incremental costs.
     We had learned that the Commissioner of the Stark County Health Department recommended that the Stark County Board of Health (“Board of Health”) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health are currently participating in mediation proceedings regarding facility licensing.
     We believe that we have diligently performed all actions required under the F&Os and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is subsiding. As such, we believe that we satisfy the rules and regulations that govern the operating license at Countywide. We disagree with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.
     We are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the other required remedial actions.
ITEM 1A. RISK FACTORS.
     There were no material changes during the first quarter of 2008 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
			Purchased as Part	Yet Be Purchased
	Total Number of	Average Price Paid	of Publicly	Under the Plans or
	Shares (or Units)	per Share	Announced Plans or	Programs
Period	Purchased	(or Unit)(a)	Programs	(in millions)
Month #1 (January 1 — January 31, 2008)	1,711,300	$30.05	1,711,300	$335.0

Month #2 (February 1 — February 29, 2008)	891,994	30.74	891,994	307.6

Month #3 (March 1 — March 31, 2008)	635,834	29.80	635,834	288.6

Total	3,239,128	$30.19	3,239,128	$288.6

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.
     The share purchases reflected in the table above were made pursuant to our $250.0 million repurchase programs approved by our board of directors in July 2007 and in January 2008. These share repurchase programs do not have expiration dates. No share repurchase program approved by our board of directors has ever expired nor do we expect to terminate any program prior to completion. We intend to make additional share purchases under our existing repurchase programs up to an aggregate of $288.6 million.

ITEM 6. EXHIBITS.

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

Date: May 5, 2008