Form 10-Q
period 2008-06-30
REPUBLIC SERVICES INC
filed 2008-08-08
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________
Commission File Number: 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation or other jurisdiction of incorporation or organization)	65-0716904 (IRS Employer Identification No.)

110 S.E. 6TH STREET, 28TH FLOOR FT. LAUDERDALE, FLORIDA (Address of principal executive offices)	33301 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     On July 31, 2008, the registrant had outstanding 181,995,777 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,894,412).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.1	$21.8
Accounts receivable, less allowance for doubtful accounts of $14.4 and $14.7, respectively	320.1	298.2
Prepaid expenses and other current assets	103.2	68.5
Deferred tax assets	26.7	25.3

Total Current Assets	463.1	413.8
RESTRICTED CASH	177.8	165.0
PROPERTY AND EQUIPMENT, NET	2,167.5	2,164.3
GOODWILL, NET	1,555.9	1,555.7
INTANGIBLE ASSETS, NET	30.9	26.5
OTHER ASSETS	152.3	142.5

	$4,547.5	$4,467.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$139.7	$160.8
Accrued liabilities	188.4	201.2
Deferred revenue	128.1	121.9
Notes payable and current maturities of long-term debt	101.6	2.3
Other current liabilities	121.2	142.5

Total Current Liabilities	679.0	628.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,515.4	1,565.5
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	367.9	279.2
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	515.9	489.4
OTHER LIABILITIES	207.5	201.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 196,773,081 and 195,761,969 issued, including shares held in treasury, respectively	2.0	2.0
Additional paid-in capital	64.6	38.7
Retained earnings	1,626.9	1,572.3
Treasury stock, at cost (14,894,412 and 10,338,970 shares, respectively)	(456.7)	(318.3)
Accumulated other comprehensive income, net of tax	25.0	9.1

Total Stockholders’ Equity	1,261.8	1,303.8

	$4,547.5	$4,467.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE	$827.5	$808.4	$1,606.7	$1,574.0

EXPENSES:
Cost of operations	577.5	497.9	1,054.0	986.3
Depreciation, amortization and depletion	76.2	76.9	149.6	155.9
Accretion	4.5	4.2	8.9	8.3
Selling, general and administrative	83.7	76.3	166.4	155.7

OPERATING INCOME	85.6	153.1	227.8	267.8

INTEREST EXPENSE	(21.1)	(23.2)	(42.5)	(47.2)
INTEREST INCOME	2.5	3.1	5.3	6.4
OTHER INCOME (EXPENSE), NET	.7	.7	.9	1.1

INCOME BEFORE INCOME TAXES	67.7	133.7	191.5	228.1
PROVISION FOR INCOME TAXES	27.0	46.5	74.7	87.0

NET INCOME	$40.7	$87.2	$116.8	$141.1

BASIC EARNINGS PER SHARE:
Basic earnings per share	$.22	$.45	$.64	$.73

Weighted average common shares outstanding	182.0	192.7	182.7	193.2

DILUTED EARNINGS PER SHARE:
Diluted earnings per share	$.22	$.45	$.63	$.72

Weighted average common and common equivalent shares outstanding	183.9	194.6	184.5	195.1

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.1700	$.1067	$.3400	$.2134

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income

BALANCE AT DECEMBER 31, 2007	185.4	$2.0	$38.7	$1,572.3	$(318.3)	$9.1
Net income	—	—	—	116.8	—	—	$116.8
Cash dividends declared	—	—	—	(62.2)	—	—	—
Issuances of common stock	1.0	—	19.2	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for stock options	—	—	3.8	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	2.9	—	—	—	—
Purchases of common stock for treasury	(4.6)	—	—	—	(138.4)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	15.9	15.9

Total comprehensive income	—	—	—	—	—	—	$132.7

BALANCE AT JUNE 30, 2008	181.9	$2.0	$64.6	$1,626.9	$(456.7)	$25.0

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30,
	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$116.8	$141.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	96.3	94.2
Landfill depletion and amortization	50.1	58.4
Amortization of intangible and other assets	3.2	3.3
Accretion	8.9	8.3
Restricted stock and deferred stock unit compensation expense	2.9	2.8
Stock option compensation expense	3.8	3.0
Deferred income tax provision	14.8	4.6
Provision for doubtful accounts	3.2	(1.6)
Income tax benefit from stock option exercises	1.5	5.5
(Gains) losses, net on sales of businesses	—	(.8)
Other non-cash items	.8	1.6
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(24.4)	(17.7)
Prepaid expenses and other assets	(8.2)	(8.3)
Accounts payable and accrued liabilities	(9.7)	.8
Federal income taxes payable	(9.9)	13.6
Deferred revenue and other liabilities	61.4	35.1

	311.5	343.9

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(165.4)	(147.3)
Proceeds from sales of property and equipment	3.3	2.7
Cash used in business acquisitions, net of cash acquired	(12.2)	—
Cash proceeds from business dispositions, net of cash disposed	—	4.9
Change in restricted cash	(12.8)	23.9
Other	(.2)	—

	(187.3)	(115.8)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	167.0	105.0
Payments of notes payable and long-term debt	(116.5)	(151.7)
Issuances of common stock	14.9	19.3
Excess income tax benefit from stock option exercises	2.8	2.8
Purchases of common stock for treasury	(138.4)	(165.1)
Cash dividends paid	(62.7)	(41.6)

	(132.9)	(231.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(8.7)	(3.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21.8	29.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13.1	$25.9

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
     In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement carries forward the existing requirement to account for all business combinations using the acquisition method of accounting. However, among other things, SFAS 141(R) changes the methodology for calculating purchase price and requires acquisition-date fair value measurement of assets acquired, liabilities assumed, consideration paid and contingent consideration agreed to. Remeasurement of contingent consideration subsequent to the acquisition date is recognized in the income statement. SFAS 141(R) also requires that changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria be recorded in the income statement. Additionally, all transaction and restructuring costs are required to be recognized as expenses in the income statement.

     SFAS 141(R) is required to be applied prospectively, and, in general, will be effective for businesses acquired by the Company on or after January 1, 2009. However, in the case of deferred tax asset valuation allowances and uncertain tax position liabilities recorded for acquisitions, the provisions of SFAS 141(R) as of its effective date will apply to the accounting for all business acquisitions, whether the acquisition occurred before or after that date. The impact of adoption of this statement on the Company’s Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, and, therefore, cannot be determined at this time.
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
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	June 30,	December 31,
	2008	2007

Landfill final capping, closure and post-closure liabilities	$291.9	$277.7
Remediation	117.4	67.5

	409.3	345.2
Less: Current portion (included in other current liabilities)	(41.4)	(66.0)

Long-term portion	$367.9	$279.2

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
Total Available Disposal Capacity
     As of June 30, 2008, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rates for liability recognition were determined to be 6.5% and 6.4% for the six months ended June 30, 2008 and 2007, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the six months ended June 30, 2008 and 2007:

	Six Months
	Ended June 30,
	2008	2007

Asset retirement obligation liability, beginning of year	$277.7	$257.6
Non-cash asset additions	9.3	9.7
Revisions in estimates of future cash flows	—	5.6
Amounts settled during the period	(4.0)	(4.4)
Accretion expense	8.9	8.3

Asset retirement obligation liability, end of period	291.9	276.8
Less: Current portion (included in other current liabilities)	(19.9)	(24.6)

Long-term portion	$272.0	$252.2

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $10.4 million at June 30, 2008 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
     During the three months ended March 31, 2008, Republic Services of Ohio II, LLC (“Republic-Ohio”), an Ohio limited liability company and wholly owned subsidiary of the Company and parent of Countywide, entered into an Agreed Order on Consent (“AOC”) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC.
     During the three months ended June 30, 2008, the Company received additional orders from the OEPA. Based upon current information and engineering analyses and discussions with the OEPA and U.S. EPA subsequent to the signing of the above-mentioned agreement, the Company recorded an additional pre-tax charge of $34.0 million ($21.8 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008. These costs include placing an enhanced cap (in excess of Countywide’s current permit requirements) over certain portions of the landfill.
     While the Company is vigorously pursuing financial contributions from third parties for its costs to comply with the F&Os and the additional remedial actions, the Company has not recorded any receivables for potential recoveries.
     The Company has requested relief with respect to certain requirements of the orders received from the OEPA as it believes the requirements should no longer be considered essential in light of the work the Company has now agreed with the U.S. EPA to perform.
     The remediation liability remaining for Countywide as of June 30, 2008 is $46.8 million, of which approximately $14.0 million is expected to be paid out during the remainder of 2008. The majority of the remaining costs are expected to be paid during 2009 through 2011.
     On August 1, 2008, Republic Services of Southern Nevada (“RSSN”), a wholly owned subsidiary of the Company, signed a Consent Decree and Settlement Agreement (“Consent Decree”) with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. As a result, the Company recorded, based on management’s best estimates, a pre-tax charge of $35.0 million ($22.0 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008, of which $34.0 million was recorded for remediation costs associated with complying with the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, the Company has not recorded any potential recoveries. The majority of this remediation liability is expected to be paid during 2009 and 2010.
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
     No other significant amounts were charged to income for remediation costs during the six months ended June 30, 2008 and 2007.
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
3. PROPERTY AND EQUIPMENT
     Purchases of property and equipment for the six months ended June 30, 2008 and 2007 of $165.4 million and $147.3 million, respectively, as presented in the Unaudited Condensed Consolidated Statements of Cash Flows represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Unaudited Condensed Consolidated Statements of Cash Flows to property and equipment received during the six months ended June 30, 2008 and 2007 is as follows:

	Six Months
	Ended June 30,
	2008	2007
Purchases of property and equipment presented in the Unaudited Condensed Consolidated Statements of Cash Flows	$165.4	$147.3
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(27.9)	(34.2)

Property and equipment received during the current period	$137.5	$113.1

     Capital expenditures included in accounts payable are $25.3 million and $15.8 million at June 30, 2008 and 2007, respectively.
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized was $1.0 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.
     A summary of property and equipment is as follows:

	June 30,	December 31,
	2008	2007

Other land	$108.7	$105.7
Non-depletable landfill land	53.4	52.7
Landfill development costs	1,834.6	1,809.1
Vehicles and equipment	2,017.0	1,965.1
Buildings and improvements	348.2	346.7
Construction-in-progress — landfill	89.6	66.4
Construction-in-progress — other	20.9	11.8

	4,472.4	4,357.5

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,089.6)	(1,039.5)
Vehicles and equipment	(1,108.3)	(1,052.7)
Buildings and improvements	(107.0)	(101.0)

	(2,304.9)	(2,193.2)

Property and equipment, net	$2,167.5	$2,164.3

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
     The Company acquired various solid waste businesses, including a transfer station in California, during the six months ended June 30, 2008. The aggregate purchase price paid for these transactions was $12.2 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are generally amortized over periods ranging from 6 to 10 years.
     The following table summarizes the activity in the intangible asset and the related accumulated amortization accounts for the six months ended June 30, 2008 and 2007:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2007	$1,695.6	$67.3	$1,762.9
Acquisitions	.2	6.6	6.8
Other additions	—	.3	.3

Balance, June 30, 2008	$1,695.8	$74.2	$1,770.0

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2007	$(139.9)	$(40.8)	$(180.7)
Amortization expense	—	(2.5)	(2.5)

Balance, June 30, 2008	$(139.9)	$(43.3)	$(183.2)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	(.1)	—	(.1)
Divestitures	(2.1)	—	(2.1)

Balance, June 30, 2007	$1,702.4	$66.6	$1,769.0

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(2.6)	(2.6)
Divestitures	.1	—	.1

Balance, June 30, 2007	$(141.6)	$(38.2)	$(179.8)

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
6. DEBT
     Notes payable and long-term debt are as follows:

	June 30,	December 31,
	2008	2007
$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.1 million and $1.2 million, and adjustments to fair market value of $1.6 million and $3.1 million as of June 30, 2008 and December 31, 2007, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	450.5	451.9
$275.7 million unsecured notes, net of unamortized discount of $.2 million, and unamortized premium of $26.6 million and $26.8 million as of June 30, 2008 and December 31, 2007, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	248.9	248.7
$1.0 billion unsecured revolving credit facility; interest payable using LIBOR-based rates; maturing in 2012	10.0	—
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2012 to 2037	762.9	731.9
Other debt; unsecured and secured by real property, equipment and other assets	45.4	36.0

	1,617.0	1,567.8
Less: Current portion	(101.6)	(2.3)

Long-term portion	$1,515.4	$1,565.5

     As of June 30, 2008, the Company had $10.0 million of LIBOR-based borrowings and $531.9 million of letters of credit outstanding under its $1.0 billion unsecured revolving credit facility, leaving $458.1 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its credit facility to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At June 30, 2008, the Company was in compliance with the financial covenants of its credit facility.

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
     As of June 30, 2008, the Company had $177.8 million of restricted cash, of which $79.4 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
     Interest paid was approximately $43.7 million (net of capitalized interest of $1.0 million) and $48.0 million (net of capitalized interest of $1.3 million) for the six months ended June 30, 2008 and 2007, respectively.
     Other debt includes a capital lease liability of $34.9 million and $35.4 million as of June 30, 2008 and December 31, 2007, respectively, related to a landfill.
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
     The fair value of the Company’s interest rate swap agreements are obtained from third-party counterparties and are determined using valuation models with assumptions about prices and other relevant information generated by market transactions involving comparable assets and liabilities (Level 2 in the fair value hierarchy). As of June 30, 2008 and 2007, the interest rate swap agreements are reflected at a fair market value of $1.6 million and $8.4 million, respectively, and are included in other assets and other liabilities, respectively, and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2008 and 2007, the Company recorded net interest income of $2.5 million and net interest expense of $1.1 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.
7. INCOME TAXES
     Income taxes have been provided for the six months ended June 30, 2008 and 2007 based on the Company’s anticipated annual effective income tax rate. During the three months ended March 31, 2007, the Company recorded a charge of $4.2 million in its provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, the Company recorded a benefit of $5.0 million in its provision for income taxes related to the resolution of various tax matters, which effectively closed the Internal Revenue Service’s audits of the Company’s consolidated tax returns for fiscal years 2001 though 2004. Income taxes paid (net of refunds received) were $68.4 million and $52.5 million for the six months ended June 30, 2008 and 2007, respectively.
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

     The 1998 Plan expired on June 30, 2008. In February 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (“2007 Plan”) to replace the 1998 Plan when it expired. The 2007 Plan was approved by the Company’s stockholders in May 2007. Shares reserved for future grants under the 2007 Plan are 10.5 million as of June 30, 2008.
     Options granted under the 1998 Plan and to be granted under the 2007 Plan are non-qualified and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.
     A summary of stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted-Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	7.7	$19.84
Granted	1.4	31.07
Exercised(a)	(.8)	16.63

Outstanding at June 30, 2008	8.3	22.07

Exercisable at June 30, 2008(b)	5.3	17.92

(a)	The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2008 was $12.2 million.

(b)	Stock options exercisable as of June 30, 2008 have a weighted-average contractual term remaining of 4.9 years and an aggregate intrinsic value of $62.8 million based on the market value of the Company’s common stock as of June 30, 2008.
     SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $2.8 million of its excess tax benefits as cash flows from financing activities for the six months ended June 30, 2008 and 2007. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
     The Company uses a lattice binomial option-pricing model to value its stock option grants. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the six months ended June 30, 2008 and 2007 were $5.26 and $6.49 per option, respectively, which were calculated using the following weighted-average assumptions:

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

     The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. The estimated forfeiture rates used were 3.0% and 5.0% for the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, total unrecognized compensation expense for outstanding stock options was $9.8 million, which will be recognized over a weighted average period of 2.2 years.
     During each of the six month periods ended June 30, 2008 and 2007, the Company awarded 36,000 deferred stock units to its non-employee directors under its 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their Board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
     Also during the six months ended June 30, 2008 and 2007, the Company awarded 190,500 and 185,820 shares of restricted stock, respectively, to its executive officers. 21,000 of the shares awarded during 2007 vested effective January 1, 2008. 160,500 and 135,000 of the shares awarded, respectively, vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. The remaining shares awarded during 2008 and 2007 vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of deferred stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the six months ended June 30, 2008 and 2007, compensation expense related to deferred stock units and restricted stock of $2.9 million and $2.8 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income.
     A summary of deferred stock unit and restricted stock activity for the six months ended June 30, 2008 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value per Share
	(in thousands)	(in dollars)

Unissued at December 31, 2007	399.2	$26.84
Granted	228.3	31.06
Vested and issued	(149.3)	28.12

Unissued at June 30, 2008	478.2	28.46

Vested and unissued at June 30, 2008	183.5	25.23

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     During 2000 through June 30, 2008, the Board of Directors authorized the repurchase of up to $2.6 billion of the Company’s common stock. As of June 30, 2008, the Company had paid $2.3 billion to repurchase 82.6 million shares of its common stock, of which 4.6 million shares were acquired during the six months ended June 30, 2008 for $138.4 million. During the second quarter of 2008, the Company suspended its share repurchase program as a result of its planned merger with Allied Waste Industries, Inc.
     The Company initiated a quarterly cash dividend in July 2003. The dividend was increased each year thereafter, with the latest increase occurring in the third quarter of 2008. The quarterly dividend as of June 30, 2008 was $.17 per share. In April 2008, the Company paid a cash dividend of $31.1 million to stockholders of record as of April 1, 2008. As of June 30, 2008, the Company recorded a dividend payable of $30.9 million to stockholders of record at the close of business on July 1, 2008. In July 2008, the Company’s Board of Directors approved a 12% increase in the Company’s dividend to $.19 per share. The Company’s Board of Directors also declared a regular quarterly dividend of $.19 per share payable to stockholders of record as of October 1, 2008.

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
     Earnings per share for the three and six months ended June 30, 2008 and 2007 is calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Numerator:
Net income	$40,700	$87,200	$116,800	$141,100

Denominator:
Denominator for basic earnings per share	182,006	192,717	182,708	193,188
Effect of dilutive securities —
Options to purchase common stock	1,862	1,863	1,765	1,920
Unvested restricted stock awards	3	1	2	1

Denominator for diluted earnings per share	183,871	194,581	184,475	195,109

Basic earnings per share	$.22	$.45	$.64	$.73

Diluted earnings per share	$.22	$.45	$.63	$.72

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	1,764	1,381	1,811	1,390

10. OTHER COMPREHENSIVE INCOME
     The Company has entered into multiple option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).
     The following table summarizes the Company’s outstanding fuel hedges at June 30, 2008 and 2007:

			Notional Amount
			(in Gallons per	Contract Price
Inception Date	Commencement Date	Termination Date	Month)	per Gallon
March 17, 2008	January 5, 2009	December 31, 2012	50,000	$3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450
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
     The fair values of the fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at June 30, 2008 and 2007 were $39.0 million and $3.9 million, respectively, and have been recorded in other current assets and accrued liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

     In accordance with SFAS 133, the effective portions of the changes in fair values as of June 30, 2008 and 2007, net of tax, of $23.5 million and $2.4 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of June 30, 2008 and 2007 were $.8 million and $.1 million, respectively, and have been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized gains of $3.4 million and realized losses of $1.4 million related to these fuel hedges are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007, respectively.
     The Company has entered into multiple agreements related to certain forecasted commodity sales. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of certain forecasted commodity sales (“commodity hedges”).
     The following table summarizes the Company’s outstanding commodity hedges at June 30, 2008:

				Notional
				Amount	Contract
Inception	Commencement		Hedged	(in Short Tons	Price
Date	Date	Termination Date	Transaction	per Month)	per Short Ton
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	103.00
     If the price per short ton of the hedging instrument (“average price”), as reported by the Official Board Market, is less than the contract price per short ton, the Company receives the difference between the average price and the contract price (multiplied by the notional short tons) from the counterparty. If the price of the commodity exceeds the contract price per short ton, the Company pays the difference to the counterparty.
     The fair values of the commodity hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at June 30, 2008 was a liability of $1.3 million, and has been recorded in accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
     In accordance with SFAS 133, the effective portions of the change in fair value as of June 30, 2008, net of tax, of $.8 million, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value as of June 30, 2008 was $.1 million, and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income.
11. SEGMENT INFORMATION
     The Company’s operations are managed and evaluated through four regions: Eastern, Central, Southern and Western. These four regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     During the three months ended March 31, 2008, the Company consolidated its Southwestern operations into its Western Region. The historical operating results for the Company’s Southwestern operations have been consolidated into its Western Region to provide financial information that reflects the Company’s current approach to managing its operations. Summarized financial information concerning the Company’s reportable segments for the respective six months ended June 30, 2008 and 2007 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2008	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region(b)	$338.3	$(47.6)	$290.7	$24.4	$23.2	$17.1	$871.9
Central Region	422.6	(87.1)	335.5	42.1	59.7	30.5	1,117.4
Southern Region	467.8	(46.6)	421.2	36.9	89.0	33.1	910.3
Western Region(b)	683.3	(124.1)	559.2	51.2	92.4	44.4	1,311.1
Corporate Entities(d)	.1	—	.1	3.9	(36.5)	40.3	336.8

Total	$1,912.1	$(305.4)	$1,606.7	$158.5	$227.8	$165.4	$4,547.5

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region(b)(c)	$334.0	$(48.5)	$285.5	$27.1	$34.2	$16.9	$872.2
Central Region	404.8	(87.5)	317.3	44.2	54.8	32.5	1,116.6
Southern Region	459.1	(47.4)	411.7	36.1	89.4	40.8	903.4
Western Region(c)	684.2	(125.0)	559.2	53.3	122.8	42.2	1,306.8
Corporate Entities(d)	.3	—	.3	3.5	(33.4)	14.9	217.2

Total	$1,882.4	$(308.4)	$1,574.0	$164.2	$267.8	$147.3	$4,416.2

(a)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(b)	Operating income in the Eastern Region includes charges of $34.0 million and $21.3 million recorded during the six months ended June 30, 2008 and 2007, respectively, related to estimated costs to comply with Final Findings and Orders issued by the Ohio and U.S. Environmental Protection Agencies in response to environmental conditions at the Countywide facility. Operating income in the Western Region includes a charge of $34.0 million recorded during the three months ended June 30, 2008 for remediation costs associated with complying with a Consent Decree and Settlement Agreement signed on August 1, 2008 related to the Sunrise Landfill.

(c)	Depreciation, amortization, depletion and accretion includes an increase in amortization expense of $2.1 million in the Eastern Region and $2.9 million in the Western Region recorded during the six months ended June 30, 2007 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities for certain landfills in accordance with SFAS 143.

(d)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include a new corporate office and vehicle inventory acquired net of inventory assigned to operating locations.
     Total revenue of the Company by revenue source for the six months ended June 30, 2008 and 2007 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Collection:
Residential	$212.3	$201.6	$417.2	$397.4
Commercial	254.8	233.6	503.3	464.0
Industrial	162.1	166.8	315.0	322.5
Other	5.4	5.0	10.3	9.8

Total collection	634.6	607.0	1,245.8	1,193.7

Transfer and disposal	307.0	313.1	581.9	591.9
Less: Intercompany	(156.7)	(160.2)	(301.2)	(305.2)

Transfer and disposal, net	150.3	152.9	280.7	286.7
Other	42.6	48.5	80.2	93.6

Revenue	$827.5	$808.4	$1,606.7	$1,574.0

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
     Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (“AOC”) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC.
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
     The Company has requested relief with respect to certain requirements of the orders received from the OEPA as it believes the requirements should no longer be considered essential in light of the work the Company has now agreed with the U.S. EPA to perform.
     On August 1, 2008, RSSN, a wholly owned subsidiary of the Company, signed a Consent Decree with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The Company was also assessed $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, the Company has not recorded any potential recoveries.
     It is reasonably possible that the Company will need to adjust the remediation liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in the Company’s estimates of the costs, timing or duration of the required actions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     In 2007, a lawsuit was brought against the Company and certain of its subsidiaries relating to an alleged retaliation claim by a former employee. On July 3, 2008, a jury verdict was awarded against the Company in the amount of $46.6 million, including $43.1 million awarded in punitive damages. On July 23, 2008, the Company filed post-judgment motions on the basis that the trial was not conducted in compliance with Ohio tort reform statutes. Management believes that it is probable that the verdict will be overturned upon appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and/or punitive damages may be assessed against the Company related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will be immaterial.
     On July 25, 2008, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by the New Jersey Carpenters Pension Fund and the New Jersey Carpenters Annuity Fund against the Company and the members of the Company’s board of directors, each individually. The suit seeks to enjoin the proposed transaction between the Company and Allied Waste Industries, Inc. and compel the Company to accept the unsolicited bid made by Waste Management, Inc. on July 14, 2008 or at least compel the Company’s board of directors to further consider and evaluate the Waste Management proposal.
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
     The Company’s liabilities for unpaid and incurred but not reported claims at June 30, 2008 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $182.2 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.
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

Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	June 30,	December 31,
	2008	2007

Letters of credit	$740.0	$669.1
Surety bonds	509.1	484.2
     As of June 30, 2008, $531.9 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of June 30, 2008, surety bonds expire on various dates through 2016.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities and other amounts held in trust as financial guarantees of the Company’s performance as follows:

	June 30,	December 31,
	2008	2007

Restricted cash:
Financing proceeds	$79.4	$71.4
Other	98.4	93.6

	$177.8	$165.0

Proposed Merger with Allied
     On June 22, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Allied Waste Industries, Inc. (“Allied”). The completion of the Merger is subject to certain terms and conditions, including, but not limited to, approval of the transaction by the shareholders of the Company and Allied, regulatory approval from the Department of Justice, and receipt of a credit rating for the combined company classifying its senior unsecured debt as investment grade. The Merger Agreement also contains other terms and conditions that are customary for a merger of equals transaction. At the effective time of the Merger, each share of Allied common stock outstanding will be converted into .45 shares of the Company’s common stock. The Company expects to issue approximately 195.5 million shares of common stock to Allied shareholders in the transaction. Mr. James E. O’Connor, currently Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Tod C. Holmes, currently Chief Financial Officer of the Company, will continue in their present positions with the combined company. The transaction is expected to close in the fourth quarter of 2008. As of June 30, 2008, the Company had capitalized $4.9 million of costs to other assets that are directly related to the transaction. In the event the Company terminates this transaction, under certain circumstances it would be obligated to pay Allied a termination fee of $200.0 million plus reimburse expenses of up to $50.0 million. Should Allied terminate the transaction, under certain circumstances it would be obligated to pay the Company a termination fee of $200.0 million plus reimburse expenses of up to $50.0 million.
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
13. SUBSEQUENT EVENT
     On July 28, 2008, the Company’s Board of Directors adopted a stockholders rights plan pursuant to a Rights Agreement, as previously reported in the Company’s Current Report on Form 8-K dated July 28, 2008. The rights plan has a term of 364 days. Under the rights plan, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was paid on August 7, 2008 to holders of record as of the close of business on such date. The Rights will initially trade with, and be inseparable from, the common stock. Prior to exercise, the Rights do not give their holders any dividend, voting, or liquidation rights. If the Rights become exercisable, each Right (other than Rights owned by a person or group acquiring 10% or more of the Company without Board approval) will allow its holder to purchase from the Company, for $125 per Right, shares of Company common stock with a market value of $250, based on the market price of the common stock (determined pursuant to the terms of the Rights Agreement). The Rights generally are exercisable ten days after a person or group has obtained beneficial ownership, including through derivative positions, of 10% or more of the Company’s outstanding stock (20% or more for a person or group currently owning 10% or more), unless such acquisition was approved by the Company’s Board of Directors or such acquisition was in connection with an offer for all of the outstanding shares of Company common stock for the same consideration. The Rights will terminate concurrently with the purchase of more than 50% of the Company’s outstanding shares not owned by the acquiring person in such an offer, provided that the acquiring person irrevocably commits to purchase all remaining untendered shares for the same consideration as in the tender offer as promptly as practicable following completion of the offer. The Rights will expire early upon the completion of the Company’s pending merger with Allied Waste Industries, Inc. The initial issuance of the Rights has no accounting or financial reporting impact on the Company.

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
     The following table reflects our revenue by source for the three and six months ended June 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

Collection:
Residential	$212.3	25.7%	$201.6	25.0%	$417.2	26.0%	$397.4	25.2%
Commercial	254.8	30.8	233.6	28.9	503.3	31.3	464.0	29.5
Industrial	162.1	19.6	166.8	20.6	315.0	19.6	322.5	20.5
Other	5.4	.6	5.0	.6	10.3	.6	9.8	.6

Total collection	634.6	76.7	607.0	75.1	1,245.8	77.5	1,193.7	75.8

Transfer and disposal	307.0		313.1		581.9		591.9
Less: Intercompany	(156.7)		(160.2)		(301.2)		(305.2)

Transfer and disposal, net	150.3	18.2	152.9	18.9	280.7	17.5	286.7	18.2

Other	42.6	5.1	48.5	6.0	80.2	5.0	93.6	6.0

Revenue	$827.5	100.0%	$808.4	100.0%	$1,606.7	100.0%	$1,574.0	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the six months ended June 30, 2008 and 2007, approximately 59% and 58%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
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
     If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the significant change has occurred. During the six months ended June 30, 2007, we reviewed our landfill retirement obligations for certain of our landfills and recorded an increase of $5.0 million in amortization expense. We conduct our annual reviews of our landfill asset retirement obligations during the fourth quarter of each year.
     Summarized financial information concerning our reportable segments for the respective six months ended June 30, 2008 and 2007 is shown in the following tables (in millions of dollars and as a percentage of our revenue):

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2008	Revenue	Accretion	(Loss)	Margin

Eastern Region	$290.7	$24.4	$23.2	8.0%
Central Region	335.5	42.1	59.7	17.8
Southern Region	421.2	36.9	89.0	21.1
Western Region	559.2	51.2	92.4	16.5
Corporate Entities	.1	3.9	(36.5)	—

Total	$1,606.7	$158.5	$227.8	14.2

			SFAS 143
		Depreciation,	Adjustments to
		Amortization,	Amortization
		Depletion and	Expense for	Depreciation,
		Accretion Before	Changes in	Amortization,	Operating
	Net	SFAS 143	Estimates and	Depletion and	Income	Operating
2007(a)	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin

Eastern Region	$285.5	$25.0	$2.1	$27.1	$34.2	12.0%
Central Region	317.3	44.2	—	44.2	54.8	17.3
Southern Region	411.7	36.1	—	36.1	89.4	21.7
Western Region	559.2	50.4	2.9	53.3	122.8	22.0
Corporate Entities	.3	3.5	—	3.5	(33.4)	—

Total	$1,574.0	$159.2	$5.0	$164.2	$267.8	17.0

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.
     Our operations are managed and reviewed through four regions that we designate as our reportable segments. During the three months ended March 31, 2008, we consolidated our Southwestern operations into our Western Region. The historical operating results of our Southwestern operations have been consolidated into our Western Region to provide financial information that reflects our current approach to managing our operations. Significant changes in the revenue and operating margins of our reportable segments for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 are discussed below:
•	Revenue in our Eastern Region increased during 2008 compared to 2007 due to price increases in all lines of business and increases in the prices of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business, primarily due to less temporary work, and lower transfer station volumes due to less construction activity. Residential volumes were also slightly lower in our Eastern Region during 2008 compared to 2007.

Operating margins in our Eastern Region decreased to 8.0% in 2008 from 12.0% in 2007. Operating expenses include a charge of $34.0 million recorded during the six months ended June 30, 2008 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Countywide facility. Operating income for the six months ended June 30, 2007 includes a $21.3 million charge to operating expenses, including a $2.1 million increase in landfill amortization expense associated with environmental conditions at Countywide. Excluding these expenses in the respective periods, operating margins increased to 19.7% in 2008 from 19.4% in 2007. This increase in operating margins is primarily due to higher revenue partially offset by an increase in fuel costs.

•	Revenue in our Central Region increased during 2008 compared to 2007 due to price increases in all lines of business and an increase in the prices of commodities. This increase in revenue was partially offset by lower industrial collection, transfer station and landfill volumes due to a slowdown in commercial and residential construction.

Operating margins in our Central Region increased due to higher revenue, lower landfill operating costs, lower labor costs and lower depreciation, amortization, depletion and accretion costs. These reductions in costs were partially offset by higher fuel costs.

•	In our Southern Region, price increases in all lines of business and an increase in residential collection volumes resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by lower industrial collection, transfer station and landfill volumes, primarily due to a general economic slowdown.

Operating margins in our Southern Region decreased slightly due to higher fuel costs partially offset by higher revenue, lower disposal costs and lower insurance costs.

•	Excluding a decrease in revenue due to the sale of our Texas-based compost, mulch and soil business in November 2007 in our Western Region, price increases in all lines of business, volume increases in our commercial collection line of business and an increase in the prices of commodities resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by a decrease in industrial collection, residential collection, transfer station and landfill volumes resulting from a general economic slowdown.

Operating margins in our Western Region decreased to 16.5% in 2008 from 22.0% in 2007. Operating expenses include a charge of $34.0 million recorded during the six months ended June 30, 2008 related to estimated remediation costs to comply with a Consent Decree and Settlement Agreement signed with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Excluding this charge, operating margins increased to 22.6% in 2008. This increase is due primarily to an adjustment to landfill amortization expense associated with SFAS 143 recorded during 2007. This increase is also partially due to lower costs of goods sold due to the sale of our Texas-based compost, mulch and soil business, lower landfill operating costs, and lower insurance costs during 2008. This reduction in costs was partially offset by an increase in fuel costs.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the acquisition method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses, including a transfer station in California, during the six months ended June 30, 2008. The aggregate purchase price we paid in these transactions was $12.2 million in cash.

     Proposed Merger with Allied Waste Industries, Inc.: On June 22, 2008, we entered into an Agreement and Plan of Merger with Allied Waste Industries, Inc. The completion of the merger is subject to certain terms and conditions, including, but not limited to, approval of the transaction by our shareholders as well as Allied’s shareholders, regulatory approval from the Department of Justice, and receipt of a credit rating for the combined company classifying its senior unsecured debt as investment grade. The merger agreement also contains other terms and conditions that are customary for a merger of equals transaction. At the effective time of the merger, each share of Allied common stock outstanding will be converted into .45 shares of our common stock. We expect to issue approximately 195.5 million shares of our common stock to Allied shareholders in the transaction. Mr. James E. O’Connor, currently Chairman of the Board of Directors and Chief Executive Officer of our company, and Mr. Tod C. Holmes, currently Chief Financial Officer of our company, will continue in their present positions with the combined company. The transaction is expected to close in the fourth quarter of 2008.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $40.7 million, or $.22 per diluted share, for the three months ended June 30, 2008, as compared to $87.2 million, or $.45 per diluted share, for the three months ended June 30, 2007. Our net income was $116.8 million, or $.63 per diluted share, for the six months ended June 30, 2008, as compared to $141.1 million, or $.72 per diluted share, for the six months ended June 30, 2007.
     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax) related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Countywide Recycling and Disposal Facility in East Sparta, Ohio. We have complied with and will continue to comply with the F&Os. However, even though indications existed that the reaction had begun to subside, we nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide. Consequently, during the three months ended September 30, 2007, we recorded an additional pre-tax charge of $23.3 million ($14.4 million, or $.08 per diluted share, net of tax).
     During the three months ended June 30, 2008, we received additional orders from the OEPA. We also entered into an Agreed Order on Consent with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring us to take additional remedial actions. The AOC became effective on April 17, 2008 and we are complying with the terms of the AOC. Based upon current information and engineering analyses and discussions with the OEPA and U.S. EPA subsequent to the signing of the above-mentioned agreement, we recorded an additional pre-tax charge of $34.0 million ($21.8 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008. While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.
     Also during the three months ended June 30, 2008, we recorded a pre-tax charge of $35.0 million ($22.0 million, or $.12 per diluted share, net of tax) related to estimated costs to comply with a Consent Decree and Settlement Agreement with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill.
     These charges affected our Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007 as follows (in millions):

	Six Months Ended
	June 30,
	2008	2007

Expenses:
Cost of operations	$66.1	$18.0
Depreciation, amortization and depletion	—	2.1
Selling, general and administrative	1.9	1.2

Operating income	(68.0)	(21.3)
Other income (expense), net	(1.0)	(.7)

Income before income taxes	$(69.0)	$(22.0)

     During the three months ended March 31, 2007, we recorded a charge of $4.2 million, or approximately $.02 per diluted share, in our provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, we recorded a benefit of $5.0 million, or approximately $.03 per diluted share, in our provision for income taxes related to the resolution of various tax matters, which effectively closed the Internal Revenue Service’s audits of our consolidated tax returns for fiscal years 2001 through 2004.

     The following table summarizes our costs and expenses for the three and six months ended June 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007(a)		2008		2007(a)

Revenue	$827.5	100.0%	$808.4	100.0%	$1,606.7	100.0%	$1,574.0	100.0%
Cost of operations	577.5	69.8	497.9	61.6	1,054.0	65.6	986.3	62.7
Depreciation, amortization and depletion of property and equipment	74.7	9.0	75.5	9.3	146.4	9.1	152.6	9.7
Amortization of intangible assets	1.5	.2	1.4	.2	3.2	.2	3.3	.2
Accretion	4.5	.5	4.2	.5	8.9	.5	8.3	.5
Selling, general and administrative expenses	83.7	10.1	76.3	9.5	166.4	10.4	155.7	9.9

Operating income	$85.6	10.4%	$153.1	18.9%	$227.8	14.2%	$267.8	17.0%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.
     Revenue. Revenue was $827.5 million and $808.4 million for the three months ended June 30, 2008 and 2007, respectively, an increase of 2.4%. Revenue was $1,606.7 and $1,574.0 for the six months ended June 30, 2008 and 2007, respectively, an increase of 2.1%. The following table reflects the components of our revenue growth for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Core price	4.1%	4.0%	4.1%	4.2%
Fuel surcharges	1.9	.1	1.5	.1
Environmental fees	.4	.3	.3	.4
Recycling commodities	.6	.8	.7	.8

Total price	7.0	5.2	6.6	5.5

Core volume	(3.4)	(.9)	(2.9)	(1.3)
Non-core volume	.3	(.2)	.1	(.1)

Total volume	(3.1)	(1.1)	(2.8)	(1.4)

Total internal growth	3.9	4.1	3.8	4.1

Acquisitions, net of divestitures	(1.7)	(.5)	(1.8)	(.4)
Taxes(a)	.2	.1	.1	—

Total revenue growth	2.4%	3.7%	2.1%	3.7%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the six months ended June 30, 2008, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2008. During the six months ended June 30, 2008, we experienced negative core volume growth due primarily to less temporary construction work.
     Cost of Operations. Cost of operations was $577.5 million and $1,054.0 million for the three and six months ended June 30, 2008, versus $497.9 million and $986.3 million for the comparable 2007 periods. Cost of operations as a percentage of revenue was 69.8% and 65.6% for the three and six months ended June 30, 2008, versus 61.6% and 62.7% for the comparable 2007 periods. The increase in cost of operations in aggregate dollars and as a percentage of revenue for the three and six months ended June 30, 2008 versus the comparable 2007 periods is primarily a result of the $34.0 million charge we recorded during the six months ended June 30, 2008 for remediation costs related to Sunrise Landfill and the $32.1 million and $18.0 million of charges we recorded during the six months ended June 30, 2008 and 2007, respectively, related to estimated costs to comply with Final Findings and Orders issued by the Ohio and U.S. Environmental Protection Agencies in response to environmental conditions at the Countywide facility.

     The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007(a)		2008		2007(a)

Subcontractor, disposal and third-party fees	$180.7	21.8%	$181.4	22.4%	$341.4	21.2%	$348.0	22.1%
Labor and benefits	154.4	18.7	156.5	19.4	306.1	19.1	308.3	19.6
Maintenance and operating	199.1	24.1	117.6	14.5	317.6	19.8	244.6	15.5
Insurance and other	43.3	5.2	42.4	5.3	88.9	5.5	85.4	5.5

Total	$577.5	69.8%	$497.9	61.6%	$1,054.0	65.6%	$986.3	62.7%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.
     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three and six months ended June 30, 2008 versus the comparable 2007 periods is primarily due to lower costs of goods sold associated with the sale of our Texas-based compost, mulch and soil business in November 2007 and higher revenue resulting from improved pricing.

•	Labor and benefits include costs such as wages, salaries, payroll taxes, and retirement and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the three and six months ended June 30, 2008 versus the comparable 2007 periods decreased due to higher revenue resulting from improved pricing and lower labor costs associated with volume decreases in various lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase is such expenses in aggregate dollars and as a percentage of revenue for the three month period ended June 30, 2008 versus the comparable 2007 period is primarily due to charges of $32.1 million and $34.0 for remediation costs recorded during the three months ended June 30, 2008 related to the Countywide facility and the Sunrise Landfill, respectively. The increase in such expenses in aggregate dollars and as a percentage of revenue for the six months ended June 30, 2008 versus the comparable 2007 period is primarily a result of the $34.0 million charge recorded during the six months ended June 30, 2008 related to the Sunrise Landfill, and the $32.1 million and $18.0 million of charges recorded during the six months ended June 30, 2008 and 2007, respectively, related to the Countywide facility. The increase in expenses in aggregate dollars and as a percentage of revenue for the three and six months ended June 30, 2008 is also due to an increase in fuel prices. Our average cost of fuel per gallon increased approximately 57% from $2.69 per gallon during the three months ended June 30, 2007 to $4.23 per gallon for the comparable 2008 period. Current average fuel prices are $4.56 per gallon, or approximately 8% higher than our average price per gallon for the three months ended June 30, 2008. Through the continued use of fuel surcharges and fuel hedges, we will attempt to mitigate the impact of increases in fuel prices.

•	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses in aggregate dollars for the three and six month periods ended June 30, 2008 versus the comparable 2007 periods is due to the expansion of our business.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $74.7 million and $146.4 million for the three and six months ended June 30, 2008, versus $75.5 million and $152.6 million for the comparable 2007 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.0% and 9.1% for the three and six months ended June 30, 2008, versus 9.3% and 9.7% for the comparable 2007 periods. The decrease in such expenses in aggregate dollars for the three month periods presented is primarily due to lower depletion expense associated with lower landfill volumes. The decrease in such expenses as a percentage of revenue for the three month periods presented is due primarily to higher revenue in the 2008 period. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the six months ended June 30, 2008 versus the comparable 2007 periods is due to a $2.9 million adjustment to landfill amortization expense associated with one of our facilities in Contra Costa County, California and a $2.1 million adjustment to landfill amortization expense associated with the Countywide facility recorded during the six months ended June 30, 2007.
     Amortization of Intangible Assets. Expenses for amortization of intangible and other assets were $1.5 million and $3.2 million for the three and six months ended June 30, 2008, versus $1.4 million and $3.3 million for the comparable 2007 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and six months ended June 30, 2008 and 2007.
     Accretion Expense. Accretion expense was $4.5 million and $8.9 million for the three and six months ended June 30, 2008, versus $4.2 million and $8.3 million for the comparable 2007 periods. Accretion expense as a percentage of revenue was .5% for the three and six months ended June 30, 2008 and 2007. The increase in such expenses in aggregate dollars and as a percentage of revenue in 2008 is primarily due to an increase in liabilities recorded for asset retirement obligations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $83.7 million and $166.4 million for the three and six months ended June 30, 2008, versus $76.3 million and $155.7 million for the comparable 2007 periods. Selling, general and administrative expenses as a percentage of revenue was 10.1% and 10.4% for the three and six months ended June 30, 2008, versus 9.5% and 9.9% for the comparable 2007 periods. The increase in such expenses in aggregate dollars and as a percentage of revenue for the three month periods presented is primarily due to $1.9 million of expenses recorded during the three months ended June 30, 2008 related to the Countywide facility. In addition, during the three months ended June 30, 2007 we reduced our allowance for doubtful accounts by $4.3 million as a result of refining our estimate for our allowance based on our historical collection experience. The increase in selling, general and administrative expenses in aggregate dollars and as a percentage of revenue for the six month periods presented is primarily due to the items previously discussed that affected the three month periods presented partially offset by $1.2 million of expenses recorded during the three months ended March 31, 2007 related to the Countywide facility. The increase in such expenses in aggregate dollars is also due to the expansion of our business. We believe selling, general and administrative expenses as a percentage of revenue for the year ended December 31, 2008 will be in the range of 10.0% to 10.5%.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $21.1 million and $42.5 million for the three and six months ended June 30, 2008, versus $23.2 million and $47.2 million for the comparable 2007 periods. The decrease in interest expense during the three and six months ended June 30, 2008 versus the comparable 2007 periods is primarily due to lower interest rates partially offset by higher average debt balances in 2008.
     Capitalized interest was $.7 million and $1.0 million for the three and six months ended June 30, 2008, versus $.7 million and $1.3 million for the comparable 2007 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $3.2 million and $6.2 million for the three and six months ended June 30, 2008, versus $3.8 million and $7.5 million for the comparable 2007 periods.
     Income Taxes. Our provision for income taxes was $27.0 million and $74.7 million for the three and six months ended June 30, 2008, versus $46.5 million and $87.0 million for the comparable 2007 periods. Our effective income tax rate was 39.9% and 39.0% for the three and six months ended June 30, 2008, respectively, versus 34.8% and 38.1% for the comparable 2007 periods. During the three months ended March 31, 2007, we recorded a $4.2 million charge related to the resolution of various income tax matters. During the three months ended June 30, 2007, we recorded a $5.0 million reduction to income taxes related to the resolution of various income tax matters, which effectively closed the Internal Revenue Service’s audits of our consolidated tax returns for the fiscal years 2001 through 2004. We believe that our effective income tax rate for the remainder of 2008 will be approximately 38.5%.

Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the six months ended June 30, 2008:

	Balance as of	New	Permits		Changes in		Balance as of
	December 31,	Expansions	Granted, Net	Airspace	Engineering	Changes in	June 30,
	2007	Undertaken	of Closures	Consumed	Estimates	Design	2008
Permitted airspace:
Cubic yards (in millions)	1,537.3	—	8.0	(18.5)	(5.2)	—	1,521.6
Number of sites	58		—				58
Probable expansion airspace:
Cubic yards (in millions)	192.0	—	(8.3)	—	—	(1.0)	182.7
Number of sites	11	1	(1)		—		11

Total available airspace:
Cubic yards (in millions)	1,729.3	—	(.3)	(18.5)	(5.2)	(1.0)	1,704.3

Number of sites	58						58

     Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include modifications to a landfill’s footprint or vertical slopes.
     During 2008, total available airspace decreased by a net 25.0 million cubic yards primarily due to airspace consumed, changes in engineering estimates and changes in design.
     As of June 30, 2008, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2008, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of June 30, 2008, eleven of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 29 years. Probable expansion airspace represents 10.7% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
     As of June 30, 2008, accrued final capping, closure and post-closure costs were $291.9 million. The current portion of these costs of $19.9 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $272.0 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
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

     During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million ($13.5 million, or $.07 per diluted share, net of tax) related to estimated costs we believed would be required to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at the Countywide facility. We have complied with and will continue to comply with the F&Os. However, even though indications existed that the reaction had begun to subside, we nevertheless agreed with the OEPA to take certain additional remedial actions at Countywide. Consequently, during the three months ended September 30, 2007, we recorded an additional pre-tax charge of $23.3 million ($14.4 million, or $.08 per diluted share, net of tax). While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.
     During the three months ended June 30, 2008, we received additional orders from the OEPA. We also entered into an Agreed Order on Consent with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring us to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and we are complying with the terms of the AOC. Based upon current information and engineering analyses and discussions with the OEPA and U.S. EPA subsequent to the signing of the above-mentioned agreement, we recorded an additional pre-tax charge of $34.0 million ($21.8 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008.
     On August 1, 2008, Republic Services of Southern Nevada (“RSSN”), a wholly owned subsidiary of our company, signed a Consent Decree and Settlement Agreement (“Consent Decree”) with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. As a result, we recorded, based on management’s best estimates, a pre-tax charge of $35.0 million ($22.0 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008 to record costs associated with complying with the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the six months ended June 30, 2008 (in millions):

			Non-Cash
			Additions for
	Balance as of		Asset	Additions	Transfers	Balance as of
	December 31,	Capital	Retirement	Charged to	And Other	June 30,
	2007	Additions	Obligations	Expense	Adjustments	2008
Non-depletable landfill land	$52.7	$—	$—	$—	$.7	$53.4
Landfill development costs	1,809.1	3.7	9.3	—	12.5	1,834.6
Construction-in-progress — landfill	66.4	35.2	—	—	(12.0)	89.6
Accumulated depletion and amortization	(1,039.5)	—	—	(50.1)	—	(1,089.6)

Net investment in landfill land and development costs	$888.7	$38.9	$9.3	$(50.1)	$1.2	$888.0

     The following table reflects our future expected investment in our landfills as of June 30, 2008 (in millions):

	Balance as of	Expected	Total
	June 30,	Future	Expected
	2008	Investment	Investment
Non-depletable landfill land	$53.4	$—	$53.4
Landfill development costs	1,834.6	1,710.0	3,544.6
Construction-in-progress — landfill	89.6	—	89.6
Accumulated depletion and amortization	(1,089.6)	—	(1,089.6)

Net investment in landfill land and development costs	$888.0	$1,710.0	$2,598.0

     The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007

Number of landfills owned or operated	58	58

Net investment, excluding non-depletable land (in millions)	$834.6	$839.7
Total estimated available disposal capacity (in millions of cubic yards)	1,704.3	1,743.7

Net investment per cubic yard	$.49	$.48

Landfill depletion and amortization expense (in millions)	$50.1	$58.4
Accretion expense (in millions)	8.9	8.3

	59.0	66.7
Airspace consumed (in millions of cubic yards)	18.5	20.1

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.19	$3.32

     During the six months ended June 30, 2008 and 2007, our weighted average compaction rate was approximately 1,600 and 1,500 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of the settlement and decomposition of waste.
     As of June 30, 2008, we expect to spend an estimated additional $1.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.49 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Financial Condition
     At June 30, 2008, we had $13.1 million of cash and cash equivalents. We also had $177.8 million of restricted cash deposits, including $79.4 million of restricted cash held for capital expenditures under certain debt facilities.
     In September 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which was scheduled to expire in 2010. In April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facility to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of June 30, 2008, we had $458.1 million available under our credit facility.
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

     At June 30, 2008, we had $762.9 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2012 to 2037. As of June 30, 2008, we had $79.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2008 (in millions):

		Final Capping,
	Allowance for	Closure and		Self-
	Doubtful Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2007	$14.7	$277.7	$67.5	$178.0
Non-cash asset additions	—	9.3	68.0	—
Accretion expense	—	8.9	—	—
Other additions charged to expense	3.2	—	—	94.6
Payments or usage	(3.5)	(4.0)	(18.1)	(90.4)

Balance, June 30, 2008	14.4	291.9	117.4	182.2
Less: Current portion	(14.4)	(19.9)	(21.5)	(63.7)

Long-term portion	$—	$272.0	$95.9	$118.5

     As of June 30, 2008, accounts receivable were $320.1 million, net of allowance for doubtful accounts of $14.4 million, resulting in days sales outstanding of 34.7, or 20.8 days net of deferred revenue. In addition, at June 30, 2008, our accounts receivable in excess of 90 days old totaled $18.2 million, or 5.4% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2008 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance as of			Acquisitions,	Additions for	Transfers and	Balance as of
	December 31,	Capital		Net of	Asset Retirement	Other	June 30,
	2007	Additions	Retirements	Divestitures	Obligations	Adjustments	2008
Other land	$105.7	$.2	$(.1)	$3.6	$—	$(.7)	$108.7
Non-depletable landfill land	52.7	—	—	—	—	.7	53.4
Landfill development costs	1,809.1	3.7	—	—	9.3	12.5	1,834.6
Vehicles and equipment	1,965.1	87.8	(37.1)	1.1	—	.1	2,017.0
Buildings and improvements	346.7	1.1	(.4)	1.0	—	(.2)	348.2
Construction-in-progress — landfill	66.4	35.2	—	—	—	(12.0)	89.6
Construction-in-progress — other	11.8	9.5	—	—	—	(.4)	20.9

Total	$4,357.5	$137.5	$(37.6)	$5.7	$9.3	$—	$4,472.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Transfers and	Balance as of
	December 31,	Charged to		Other	June 30,
	2007	Expense	Retirements	Adjustments	2008
Landfill development costs	$(1,039.5)	$(50.1)	$—	$—	$(1,089.6)
Vehicles and equipment	(1,052.7)	(90.0)	34.6	(.2)	(1,108.3)
Buildings and improvements	(101.0)	(6.3)	.3	—	(107.0)

Total	$(2,193.2)	$(146.4)	$34.9	$(.2)	$(2,304.9)

Liquidity and Capital Resources
     The major components of changes in cash flows for the six months ended June 30, 2008 and 2007 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $311.5 million and $343.9 million for the six months ended June 30, 2008 and 2007, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable.

     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $187.3 million and $115.8 million for the six months ended June 30, 2008 and 2007, respectively, and consists primarily of cash used for capital expenditures in 2008 and 2007, cash used in business acquisitions in 2008 and changes in restricted cash. Cash paid for capital expenditures was $165.4 million and $147.3 million for the six months ended June 30, 2008 and 2007, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions, other than with respect to our expected stock-for-stock merger with Allied.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2008 and 2007 was $132.9 million and $231.3 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, payments of cash dividends and proceeds from stock option exercises.
     During 2000 through the period ended June 30, 2008, our board of directors authorized the repurchase of up to $2.6 billion of our common stock. As of June 30, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which $138.4 million was paid during the six months ended June 30, 2008 to repurchase 4.6 million shares of our common stock. During the second quarter of 2008, the Company suspended its share repurchase program as a result of its planned merger with Allied.
     We intend to finance future stock repurchases and dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of June 30, 2008, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa1 by Moody’s.
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
     The following table summarizes our outstanding fuel hedges at June 30, 2008 and 2007:

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

     The fair values of our fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). In accordance with SFAS 133, the effective portions of the changes in fair values as of June 30, 2008 and 2007, net of tax, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of June 30, 2008 and 2007 are immaterial and have been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
Commodity Hedges
     We use derivative instruments designated as cash flow hedges to manage our exposure to changes in the prices of certain commodities. We have entered into multiple agreements related to certain forecasted commodity sales. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of certain forecasted commodity sales (“commodity hedges”).
     The following table summarizes our outstanding commodity hedges at June 30, 2008:

				Notional Amount
				(in Short Tons	Contract Price
Inception Date	Commencement Date	Termination Date	Hedged Transaction	per Month)	per Short Ton
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
     If the price per short ton of the hedging instrument (“average price”), as reported by the Official Board Market, is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counterparty. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counterparty.
     The fair values of our commodity hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). In accordance with SFAS 133, the effective portions of the changes in fair values as of June 30, 2008 have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of June 30, 2008 are immaterial and have been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three and six months ended June 30, 2008 and 2007 is calculated as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Cash provided by operating activities	$163.5	$204.7	$311.5	$343.9
Purchases of property and equipment	(83.8)	(63.2)	(165.4)	(147.3)
Proceeds from sales of property and equipment	2.3	1.7	3.3	2.7

Free cash flow	$82.0	$143.2	$149.4	$199.3

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Purchases of property and equipment in the Unaudited Condensed Consolidated Statements of Cash Flows	$83.8	$63.2	$165.4	$147.3
Adjustment for property and equipment received during the prior period but paid for in the following period, net	5.9	5.8	(27.9)	(34.2)

Property and equipment received during the current period	$89.7	$69.0	$137.5	$113.1

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

     The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
•	We operate in a highly competitive industry and may be unable to compete effectively.

•	We may be unable to obtain future increases in the prices for our services.

•	Economic conditions could adversely affect our business, operations and internal growth.

•	An increase in the price of fuel may adversely affect our business.

•	We may be unable to execute our financial strategy.

•	We may be unable to manage our growth effectively.

•	We may be unable to execute our acquisition growth strategy.

•	Businesses we acquire may have undisclosed liabilities.

•	Compliance with environmental and other laws and regulations may impede our growth and impact our financial results.

•	Regulatory approval to operate, develop or expand our landfills and transfer stations may be delayed or denied.

•	Our financial statements are based on estimates and assumptions that may differ from actual results.

•	Changes in insurance markets may impact our financial results.

•	We depend on key personnel.

•	We depend on large, long-term collection, transfer and disposal contracts.

•	Seasonal changes or severe weather may adversely affect our business operations.

•	There can be no assurance that our contemplated merger with Allied Waste Industries, Inc. will be consummated.

•	The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

•	The merger agreement with Allied limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $200 million, plus expenses, in certain circumstances.

•	There may be a long delay between the receipt of our necessary stockholder approval for the merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the merger.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Countywide Matter
     On March 26, 2007, Republic Services of Ohio II, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company, was issued Final Findings and Orders from the Ohio Environmental Protection Agency. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. We also paid approximately $.7 million in sanctions to comply with the F&Os during the three months ended March 31, 2007. Currently, Republic-Ohio is performing certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.
     Republic-Ohio received additional orders from the OEPA during the second quarter of 2008. Republic-Ohio also entered into an Agreed Order on Consent with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC.
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
Sunrise Landfill Matter
     On August 1, 2008, Republic Services of Southern Nevada, a wholly owned subsidiary of our company, signed a Consent Decree and Settlement Agreement with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We were also assessed $1.0 million in sanctions related to the Consent Decree and Settlement Agreement. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries.
Luri Matter
     In 2007, a lawsuit was brought against the Company and certain of its subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall, in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million awarded in punitive damages. On July 23, 2008, we filed post-judgment motions on the basis that the trial was not conducted in compliance with Ohio tort reform statutes. We believe that it is probable that the verdict will be overturned upon appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and/or punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, we believe that the amount of any final, non-appealable judgment will be immaterial.

ITEM 1A. RISK FACTORS.
     We face certain risks in connection with our merger with Allied Waste Industries, Inc., pursuant to which Allied will become a wholly owned subsidiary of ours and we will issue approximately 195.5 million shares of our common stock to Allied stockholders, as is contemplated by our merger agreement with Allied dated June 22, 2008, as amended. Stockholders who own shares of our common stock on the record date for a special meeting to be called to consider a proposal related to the merger will receive a proxy statement detailing the proposed transaction, which will include risk factors. The following sets forth material changes to our risk factor disclosure set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in light of the merger agreement:
There can be no assurance that the merger with Allied Waste Industries, Inc. will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.
     The merger is subject to a number of conditions to closing, including (i) the approval of the issuance of shares of our common stock in accordance with the terms of the merger agreement, (ii) the adoption of the merger agreement by the Allied stockholders, (iii) the expiration or termination of the waiting period (and any extension thereof) or the resolution of any litigation instituted applicable to the merger under the HSR Act or any other applicable federal or state statue or regulation, (iv) no temporary restraining order, preliminary or permanent injunction or other order shall have been issued (and remain in effect) by a court or other governmental entity having the effect of making the merger illegal or otherwise prohibiting the consummation of the merger, (v) the approval for listing on the NYSE of our shares of common stock issuable in connection with the merger, and (vi) our receipt of written confirmation from an applicable credit rating agency of an investment grade rating on our senior unsecured debt upon the consummation of the merger.
     If our stockholders fail to approve the issuance of shares of our common stock in connection with the merger or if Allied stockholders fail to adopt the merger agreement, we will not be able to complete the merger. Additionally, if the other closing conditions are not met or waived, we will not be able to complete the merger. In addition, on July 14, 2008, Waste Management, Inc. made an unsolicited proposal to acquire our company. While we refused to enter into discussions with Waste because that proposal did not constitute a superior proposal, and could not reasonably be expected to lead to a superior proposal, there can be no assurance that Waste will not make a further proposal or that any such proposal will not result in the termination of the merger agreement. As a result, there can be no assurance that the merger will be completed in a timely manner or at all.
     Further, the announcement and pendency of the merger could disrupt our business, in any of the following ways, among others:
•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of our company; and

•	customers, suppliers or others may seek to modify or terminate their business relationships with us.
     We may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.
     For the foregoing reasons, there can be no assurance that the announcement and pendency of the merger, or the failure of the merger to be consummated, will not have an adverse effect on our stock price, business, financial condition, results of operations or prospectus.

The merger agreement with Allied Waste Industries limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $200 million, plus expenses, in certain circumstances.
     The merger agreement prohibits us (and Allied) from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. These provisions may limit our ability to pursue a proposal from a third party, such as Waste Management, Inc. The merger agreement also requires us to pay a termination fee of $200 million, plus up to $50 million in expenses, if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal for our company or the withdrawal by our board of directors of its recommendation that our stockholders vote in favor of the proposal required to consummate the merger, as the case may be.
There may be a long delay between the receipt of our necessary stockholder approval for the merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the merger.
     Following our stockholder approval, the merger agreement prohibits us from taking any actions to review, consider or recommend any alternative acquisition proposals, including those that could be superior to our stockholders, when compared to the merger. Given the potentially long delay between stockholder approval and antitrust clearance, the time during which we could be prevented from reviewing, considering or recommending such proposals could be significant.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
			Purchased as Part	Yet Be Purchased
	Total Number of	Average Price Paid	of Publicly	Under the Plans or
	Shares (or Units)	per Share	Announced Plans or	Programs
Period	Purchased	(or Unit)(a)	Programs	(in millions)
Month #1 (April 1 – April 30, 2008)	1,105,413	$30.59	1,105,413	$254.8

Month #2 (May 1 – May 31, 2008)	210,901	32.07	210,901	248.0

Month #3 (June 1 – June 30, 2008)	—	—	—	248.0

Total	1,316,314	$30.83	1,316,314	$248.0

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.
     The share purchases reflected in the table above were made pursuant to our $250.0 million repurchase programs approved by our board of directors in July 2007 and in January 2008. These share repurchase programs do not have expiration dates. During the second quarter of 2008, the Company suspended its share repurchase program as a result of its planned merger with Allied Waste Industries, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 16, 2008 we held our annual stockholders meeting. The holders of 157,424,081 shares of common stock were present in person or represented by proxy at the meeting. Results of votes with respect to proposals submitted at that meeting are as follows:
     Our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
James E. O’Connor	153,241,867	4,182,214
Harris W. Hudson	126,445,431	30,978,650
John W. Croghan	156,448,197	975,884
W. Lee Nutter	156,508,210	915,871
Ramon A. Rodriguez	156,504,767	919,314
Allan C. Sorensen	156,498,135	925,946
Michael W. Wickham	156,504,945	919,136
     Our stockholders also ratified our board’s appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the 2008 fiscal year:

Votes Cast For	Votes Against	Abstentions

157,377,508	28,924	17,649
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of June 22, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc., and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 22, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Date: August 8, 2008