Form 10-Q
period 2008-09-30
REPUBLIC SERVICES INC
filed 2008-11-10
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     On October 31, 2008, the registrant had outstanding 182,192,343 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,894,412).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39.9	$21.8
Accounts receivable, less allowance for doubtful accounts of $15.3 and $14.7, respectively	326.3	298.2
Prepaid expenses and other current assets	78.3	68.5
Deferred tax assets	29.6	25.3

Total Current Assets	474.1	413.8
RESTRICTED CASH	171.4	165.0
PROPERTY AND EQUIPMENT, NET	2,195.1	2,164.3
GOODWILL, NET	1,557.4	1,555.7
INTANGIBLE ASSETS, NET	29.9	26.5
OTHER ASSETS	178.6	142.5

	$4,606.5	$4,467.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144.6	$160.8
Accrued liabilities	205.9	201.2
Deferred revenue	128.7	121.9
Notes payable and current maturities of long-term debt	101.6	2.3
Other current liabilities	116.7	142.5

Total Current Liabilities	697.5	628.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,497.2	1,565.5
ACCRUED LANDFILL AND ENVIRONMENTAL COSTS	377.1	279.2
DEFERRED INCOME TAXES AND OTHER LONG-TERM TAX LIABILITIES	519.7	489.4
OTHER LIABILITIES	203.2	201.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750,000,000 shares authorized; 197,057,945 and 195,761,969 issued, including shares held in treasury, respectively	2.0	2.0
Additional paid-in capital	74.1	38.7
Retained earnings	1,680.9	1,572.3
Treasury stock, at cost (14,894,412 and 10,338,970 shares, respectively)	(456.7)	(318.3)
Accumulated other comprehensive income, net of tax	11.5	9.1

Total Stockholders’ Equity	1,311.8	1,303.8

	$4,606.5	$4,467.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE	$834.0	$806.2	$2,440.7	$2,380.2

EXPENSES:
Cost of operations	499.5	520.4	1,553.5	1506.7
Depreciation, amortization and depletion	77.3	78.0	226.9	233.9
Accretion	4.6	4.3	13.5	12.6
Selling, general and administrative	85.6	75.2	252.0	230.9

OPERATING INCOME	167.0	128.3	394.8	396.1

INTEREST EXPENSE	(22.6)	(23.9)	(65.1)	(71.1)
INTEREST INCOME	2.6	3.1	7.9	9.5
OTHER INCOME (EXPENSE), NET	(1.6)	1.5	(.7)	2.6

INCOME BEFORE INCOME TAXES	145.4	109.0	336.9	337.1
PROVISION FOR INCOME TAXES	56.7	42.0	131.4	129.0

NET INCOME	$88.7	$67.0	$205.5	$208.1

BASIC EARNINGS PER SHARE:
Basic earnings per share	$.49	$.36	$1.13	$1.09

Weighted average common shares outstanding	182.3	187.8	182.6	191.4

DILUTED EARNINGS PER SHARE:
Diluted earnings per share	$.48	$.35	$1.11	$1.08

Weighted average common and common equivalent shares outstanding	184.1	189.7	184.4	193.3

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.1900	$.1700	$.5300	$.3834

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

						Accumulated
	Common Stock		Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive	Comprehensive
	Net	Value	Capital	Earnings	Stock	Income	Income
BALANCE AT DECEMBER 31, 2007	185.4	$2.0	$38.7	$1,572.3	$(318.3)	$9.1
Net income	—	—	—	205.5	—	—	$205.5
Cash dividends declared	—	—	—	(96.9)	—	—	—
Issuances of common stock	1.3	—	25.9	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for stock options	—	—	5.6	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	3.9	—	—	—	—
Purchases of common stock for treasury	(4.6)	—	—	—	(138.4)	—	—
Changes in value of derivative instruments, net of tax	—	—	—	—	—	2.4	2.4

Total comprehensive income	—	—	—	—	—	—	$207.9

BALANCE AT SEPTEMBER 30, 2008	182.2	$2.0	$74.1	$1,680.9	$(456.7)	$11.5

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30,
	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$205.5	$208.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	145.7	141.5
Landfill depletion and amortization	76.5	87.5
Amortization of intangible and other assets	4.7	4.9
Accretion	13.5	12.6
Stock option compensation expense	5.6	4.6
Restricted stock and deferred stock unit compensation expense	3.9	3.7
Deferred income tax provision	24.1	17.5
Provision for doubtful accounts	6.4	.4
Income tax benefit from stock option exercises	1.8	6.5
(Gains) losses, net on sales of businesses	(1.1)	(.7)
Other non-cash items	2.5	2.5
Changes in assets and liabilities, net of effects from business acquisitions and dispositions:
Accounts receivable	(33.9)	(27.5)
Prepaid expenses and other assets	(42.6)	(12.9)
Accounts payable and accrued liabilities	7.0	(19.3)
Federal income taxes payable	12.4	(17.7)
Deferred revenue and other liabilities	42.2	58.9

	474.2	470.6

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(264.1)	(216.0)
Proceeds from sales of property and equipment	5.8	4.7
Cash used in business acquisitions, net of cash acquired	(13.4)	(1.9)
Cash proceeds from business dispositions, net of cash disposed	—	4.9
Change in amounts due and contingent payments to former owners	(.2)	—
Change in restricted cash	(6.4)	(48.8)

	(278.3)	(257.1)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	693.4	307.5
Payments of notes payable and long-term debt	(663.2)	(202.1)
Issuances of common stock	20.2	24.6
Excess income tax benefit from stock option exercises	3.9	4.1
Purchases of common stock for treasury	(138.4)	(292.1)
Cash dividends paid	(93.7)	(62.0)

	(177.8)	(220.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18.1	(6.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21.8	29.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39.9	$22.6

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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 had no impact on the Company’s Consolidated Financial Statements.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement carries forward the existing requirement to account for all business combinations using the acquisition method of accounting. However, among other things, SFAS 141(R) changes the methodology for calculating purchase price and requires acquisition-date fair value measurement of assets acquired, liabilities assumed, consideration paid and contingent consideration agreed to. Remeasurement of contingent consideration subsequent to the acquisition date is recognized in the income statement. SFAS 141(R) also requires that changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria be recorded in the income statement. Additionally, all transaction and restructuring costs are required to be recognized as expenses in the income statement.

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
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations, and cash flows are required. This statement retains the same scope as SFAS 133 and will be effective for the Company beginning January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption will have no impact on the Company’s financial position, results of operations or cash flows.
2. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
     A summary of landfill and environmental liabilities is as follows:

	September 30,	December 31,
	2008	2007

Landfill final capping, closure and post-closure liabilities	$295.7	$277.7
Remediation	106.4	67.5

	402.1	345.2
Less: Current portion (included in other current liabilities)	(25.0)	(66.0)

Long-term portion	$377.1	$279.2

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
Total Available Disposal Capacity
     As of September 30, 2008, the Company owned or operated 58 solid waste landfills with total available disposal capacity of approximately 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of expansion airspace that the Company believes has a probable likelihood of ultimately being permitted.
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
     In general, the Company engages third parties to perform most of its final capping, closure and post-closure activities. Accordingly, the fair value of these obligations is based on quoted and actual prices paid for similar work. The Company does intend to perform some of its final capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect their fair value as required by SFAS 143. These services primarily relate to managing construction activities during final capping and maintenance activities during closure and post-closure. If the Company does perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.

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
     These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. The Company’s credit-adjusted, risk-free rates for liability recognition were determined to be 6.5% and 6.4% for the nine months ended September 30, 2008 and 2007, respectively, based on the estimated all-in yield the Company believes it would need to offer to sell thirty-year debt in the public market. Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the Company’s credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.
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
     The Company reviews its calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, the Company will review its calculations for the landfill as soon as practical after the significant change has occurred. During the nine months ended September 30, 2007, the Company reviewed its landfill retirement obligations for certain of its landfills and recorded an increase of $7.3 million in amortization expense. The Company conducts its annual reviews of its landfill asset retirement obligations during the fourth quarter of each year.
     The following table summarizes the activity in the Company’s asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2008 and 2007:

	Nine Months
	Ended September 30,
	2008	2007

Asset retirement obligation liability, beginning of year	$277.7	$257.6
Non-cash asset additions	14.3	14.7
Revisions in estimates of future cash flows	—	8.9
Amounts settled during the period	(9.8)	(9.4)
Accretion expense	13.5	12.6

Asset retirement obligation liability, end of period	295.7	284.4
Less: Current portion (included in other current liabilities)	(14.5)	(29.9)

Long-term portion	$281.2	$254.5

     The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $10.4 million at September 30, 2008 and is included in restricted cash in the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
     The remediation liability remaining for Countywide as of September 30, 2008 is $37.5 million, of which approximately $5.1 million is expected to be paid out during the remainder of 2008. The majority of the remaining costs are expected to be paid during 2009 through 2011.
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
     No other significant amounts were charged to income for remediation costs during the nine months ended September 30, 2008 and 2007.
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
3. PROPERTY AND EQUIPMENT
     Purchases of property and equipment for the nine months ended September 30, 2008 and 2007 of $264.1 million and $216.0 million, respectively, as presented in the Unaudited Condensed Consolidated Statements of Cash Flows represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the Unaudited Condensed Consolidated Statements of Cash Flows to property and equipment received during the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months
	Ended September 30,
	2008	2007
Purchases of property and equipment presented in the Unaudited Condensed Consolidated Statements of Cash Flows	$264.1	$216.0
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(26.4)	(32.3)

Property and equipment received during the current period	$237.7	$183.7

     Capital expenditures included in accounts payable are $26.7 million and $17.7 million at September 30, 2008 and 2007, respectively.
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
     Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized was $2.0 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively.
     A summary of property and equipment is as follows:

	September 30,	December 31,
	2008	2007

Other land	$108.7	$105.7
Non-depletable landfill land	53.4	52.7
Landfill development costs	1,848.8	1,809.1
Vehicles and equipment	2,059.8	1,965.1
Buildings and improvements	349.3	346.7
Construction-in-progress — landfill	112.5	66.4
Construction-in-progress — other	21.7	11.8

	4,554.2	4,357.5

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,116.0)	(1,039.5)
Vehicles and equipment	(1,133.6)	(1,052.7)
Buildings and improvements	(109.5)	(101.0)

	(2,359.1)	(2,193.2)

Property and equipment, net	$2,195.1	$2,164.3

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
     The Company acquired various solid waste businesses, including a transfer station in California, during the nine months ended September 30, 2008. The aggregate purchase price paid for these transactions was $13.4 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill) and other intangible assets. Other intangible assets include values assigned to customer relationships, long-term contracts and covenants not to compete and are generally amortized over periods ranging from 6 to 10 years.
     The following table summarizes the activity in the intangible asset and the related accumulated amortization accounts for the nine months ended September 30, 2008 and 2007:

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2007	$1,695.6	$67.3	$1,762.9
Acquisitions	1.7	6.8	8.5
Other additions	—	.3	.3

Balance, September 30, 2008	$1,697.3	$74.4	$1,771.7

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2007	$(139.9)	$(40.8)	$(180.7)
Amortization expense	—	(3.7)	(3.7)

Balance, September 30, 2008	$(139.9)	$(44.5)	$(184.4)

	Gross Intangible Assets
	Goodwill	Other	Total

Balance, December 31, 2006	$1,704.6	$66.6	$1,771.2
Acquisitions	.6	.4	1.0
Divestitures	(2.1)	—	(2.1)

Balance, September 30, 2007	$1,703.1	$67.0	$1,770.1

	Accumulated Amortization
	Goodwill	Other	Total

Balance, December 31, 2006	$(141.7)	$(35.6)	$(177.3)
Amortization expense	—	(3.9)	(3.9)
Divestitures	.1	—	.1

Balance, September 30, 2007	$(141.6)	$(39.5)	$(181.1)

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
6. DEBT
     Notes payable and long-term debt are as follows:

	September 30,	December 31,
	2008	2007
$99.3 million unsecured notes; interest payable semi-annually in May and November at 7.125%; principal due at maturity in 2009	$99.3	$99.3
$450.0 million unsecured notes, net of unamortized discount of $1.0 million and $1.2 million, and adjustments to fair market value of $3.5 million and $3.1 million as of September 30, 2008 and December 31, 2007, respectively; interest payable semi-annually in February and August at 6.75%; principal due at maturity in 2011	452.5	451.9
$275.7 million unsecured notes, net of unamortized discount of $.2 million, and unamortized premium of $26.5 million and $26.8 million as of September 30, 2008 and December 31, 2007, respectively; interest payable semi-annually in March and September at 6.086%; principal due at maturity in 2035	249.0	248.7
Tax-exempt bonds and other tax-exempt financing; fixed and floating interest rates based on prevailing market rates; maturities ranging from 2012 to 2037	762.9	731.9
Other debt; unsecured and secured by real property, equipment and other assets	35.1	36.0

	1,598.8	1,567.8
Less: Current portion	(101.6)	(2.3)

Long-term portion	$1,497.2	$1,565.5

     In September 2008, the Company entered into a $1.75 billion revolving credit facility with a group of banks. The initial funding under the facility is expected to occur upon the closing of its proposed merger with Allied Waste Industries, Inc. (“Allied”). The credit facility will be used to refinance extensions of credit under Allied’s current senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the proposed merger. Thereafter, extensions of credit under the new credit facility will be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The credit facility matures in September 2013.
     In September 2008, the Company amended its $1.0 billion unsecured revolving credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion revolving credit facility. However, the Company did not change the maturity date of the facility.
     As of September 30, 2008, the Company had $691.8 million of letters of credit outstanding under its $1.0 billion unsecured revolving credit facility, leaving $308.2 million of availability under the facility. The unsecured revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company has the ability under its credit facility to pay dividends and repurchase its common stock under the condition that it is in compliance with the covenants. At September 30, 2008, the Company was in compliance with the financial covenants of its credit facility.
     Approximately two-thirds of the Company’s tax-exempt bonds and other tax-exempt financings are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the bonds can be put back to the Company. These bonds have been classified as long-term because they are supported by letters of credit or due to the Company’s ability and intent to refinance these bonds using availability under its revolving credit facility, if necessary.
     As of September 30, 2008, the Company had $171.4 million of restricted cash, of which $73.2 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financing and will be used to fund capital expenditures. Restricted cash also includes amounts held in trust as a financial guarantee of the Company’s performance.
     Interest paid was approximately $72.8 million (net of capitalized interest of $2.0 million) and $79.2 million (net of capitalized interest of $2.1 million) for the nine months ended September 30, 2008 and 2007, respectively.
     Other debt includes a capital lease liability of $34.7 million and $35.4 million as of September 30, 2008 and December 31, 2007, respectively, related to a landfill.
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
     The fair value of the Company’s interest rate swap agreements are obtained from third-party counterparties and are determined using valuation models with assumptions about prices and other relevant information generated by market transactions involving comparable assets and liabilities (Level 2 in the fair value hierarchy). As of September 30, 2008 and December 31, 2007, the interest rate swap agreements are reflected at a fair value of $3.5 million and $3.1 million, respectively, and are included in other assets and as adjustments to long-term debt in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2008 and 2007, the Company recorded net interest income of $2.7 million and net interest expense of $1.8 million, respectively, related to its interest rate swap agreements which is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

7. INCOME TAXES
     Income taxes have been provided for the nine months ended September 30, 2008 and 2007 based on the Company’s anticipated annual effective income tax rate. During the three months ended March 31, 2007, the Company recorded a charge of $4.2 million in its provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, the Company recorded a benefit of $5.0 million in its provision for income taxes related to the resolution of various tax matters, which effectively closed the Internal Revenue Service’s audits of the Company’s consolidated tax returns for fiscal years 2001 though 2004. Income taxes paid (net of refunds received) were $65.8 million and $108.6 million for the nine months ended September 30, 2008 and 2007, respectively.
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
8. EMPLOYEE BENEFIT PLANS
     In July 1998, the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees and non-employee directors of the Company who are eligible to participate in the 1998 Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders. The 1998 Plan expired on June 30, 2008. In February 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (“2007 Plan”) to replace the 1998 Plan when it expired. The 2007 Plan was approved by the Company’s stockholders in May 2007. Shares reserved for future grants under the 2007 Plan are 10.6 million as of September 30, 2008.
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
     A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted-Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	7.7	$19.84
Granted	1.4	31.07
Exercised(a)	(1.1)	16.88
Cancelled	(.1)	28.04

Outstanding at September 30, 2008	7.9	22.07

Exercisable at September 30, 2008(b)	5.0	17.79

(a)	The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $16.4 million.

(b)	Stock options exercisable as of September 30, 2008 have a weighted-average contractual term remaining of 4.7 years and an aggregate intrinsic value of $61.0 million based on the market value of the Company’s common stock as of September 30, 2008.
     SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense (either on a pro forma or an actual basis) be classified as cash flows from financing activities. As a result, the Company classified $3.9 million and $4.1 million of its excess tax benefits as cash flows from financing activities for the nine months ended September 30, 2008 and 2007, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

     The Company uses a lattice binomial option-pricing model to value its stock option grants. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were $5.26 and $6.49 per option, respectively, which were calculated using the following weighted-average assumptions:

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
     The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. The estimated forfeiture rates used were 3.0% and 5.0% for the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, total unrecognized compensation expense for outstanding stock options was $7.7 million, which will be recognized over a weighted average period of 1.9 years.
     During each of the nine month periods ended September 30, 2008 and 2007, the Company awarded 36,000 deferred stock units to its non-employee directors under its 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their Board service ends. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
     Also during the nine months ended September 30, 2008 and 2007, the Company awarded 190,500 and 185,820 shares of restricted stock, respectively, to its executive officers. 160,500 and 135,000 of the shares awarded, respectively, vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved. 21,000 of the shares awarded during 2007 vested effective January 1, 2008. The remaining 30,000 and 29,820 shares awarded during 2008 and 2007, respectively, vest effective December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with the Company for other than good reason.
     The fair value of deferred stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the nine months ended September 30, 2008 and 2007, compensation expense related to deferred stock units and restricted stock of $3.9 million and $3.7 million, respectively, was recorded in the Company’s Unaudited Condensed Consolidated Statements of Income.

     A summary of deferred stock unit and restricted stock activity for the nine months ended September 30, 2008 is as follows:

	Deferred Stock	Weighted-Average
	Units and	Grant Date
	Restricted Stock	Fair Value per Share
	(in thousands)

Unissued at December 31, 2007	399.2	$26.84
Granted	229.4	31.06
Vested and issued	(149.3)	28.12
Cancelled	(.2)	29.31

Unissued at September 30, 2008	479.1	28.46

Vested and unissued at September 30, 2008	184.5	25.30

9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     Beginning in 2000 through September 30, 2008, the Board of Directors authorized the repurchase of up to $2.6 billion of the Company’s common stock. As of September 30, 2008, the Company had paid $2.3 billion to repurchase 82.6 million shares of its common stock, of which 4.6 million shares were acquired during the nine months ended September 30, 2008 for $138.4 million. During the second quarter of 2008, the Company suspended its share repurchase program as a result of its proposed merger with Allied. The Company expects that its share repurchase program will continue to be suspended for at least two years following completion of the merger.
     The Company initiated a quarterly cash dividend in July 2003. The dividend was increased each year thereafter, with the latest increase occurring in the third quarter of 2008. The quarterly dividend as of September 30, 2008 was $.19 per share. In July 2008, the Company paid a cash dividend of $30.9 million to stockholders of record as of July 1, 2008. As of September 30, 2008, the Company recorded a dividend payable of $34.7 million to stockholders of record at the close of business on October 1, 2008. The Company’s Board of Directors also declared a regular quarterly dividend of $.19 per share payable to stockholders of record as of January 2, 2009.
     On July 28, 2008, the Company’s Board of Directors adopted a stockholders rights plan pursuant to a Rights Agreement. The rights plan has a term of 364 days. Under the rights plan, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was paid on August 7, 2008 to holders of record as of the close of business on such date. The Rights will initially trade with, and be inseparable from, the common stock. Prior to exercise, the Rights do not give their holders any dividend, voting, or liquidation rights. If the Rights become exercisable, each Right (other than Rights owned by a person or group acquiring 10% or more of the Company without Board approval) will allow its holder to purchase from the Company, for $125 per Right, shares of Company common stock with a market value of $250, based on the market price of the common stock (determined pursuant to the terms of the Rights Agreement). The Rights generally are exercisable ten days after a person or group has obtained beneficial ownership, including through derivative positions, of 10% or more of the Company’s outstanding stock (20% or more for a person or group currently owning 10% or more), unless such acquisition was approved by the Company’s Board of Directors or such acquisition was in connection with an offer for all of the outstanding shares of Company common stock for the same consideration. The Rights will terminate concurrently with the purchase of more than 50% of the Company’s outstanding shares not owned by the acquiring person in such an offer, provided that the acquiring person irrevocably commits to purchase all remaining untendered shares for the same consideration as in the tender offer as promptly as practicable following completion of the offer. The Rights will expire early upon the completion of the Company’s proposed merger with Allied. The initial issuance of the Rights had no financial impact on the Company.
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

     Earnings per share for the three and nine months ended September 30, 2008 and 2007 is calculated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$88,700	$67,000	$205,500	$208,100

Denominator:
Denominator for basic earnings per share	182,289	187,827	182,569	191,401
Effect of dilutive securities —
Options to purchase common stock	1,788	1,895	1,798	1,912
Unvested restricted stock awards	5	4	3	2

Denominator for diluted earnings per share	184,082	189,726	184,370	193,315

Basic earnings per share	$.49	$.36	$1.13	$1.09

Diluted earnings per share	$.48	$.35	$1.11	$1.08

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase common stock	1,010	988	1,799	1,256

10. OTHER COMPREHENSIVE INCOME
     The Company has entered into multiple option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).
     The following table summarizes the Company’s outstanding fuel hedges at September 30, 2008 and 2007:

			Notional Amount	Contract Price
Inception Date	Commencement Date	Termination Date	(in Gallons per Month)	per Gallon
September 22, 2008	January 1, 2009	December 31, 2011	150,000	$4.1600-4.1700
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450
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
     The fair values of the fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at September 30, 2008 and December 31, 2007 were $17.8 million and $11.4 million, respectively, and have been recorded in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
     In accordance with SFAS 133, the effective portions of the changes in fair values as of September 30, 2008 and December 31, 2007, net of tax, of $10.7 million and $6.9 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of September 30, 2008 and 2007 were $.4 million and $.1 million, respectively, and have been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income. Realized gains of $5.7 million and realized losses of $1.8 million related to these fuel hedges are included in cost of operations in the Company’s Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007, respectively.

     The Company has entered into multiple agreements related to certain forecasted commodity sales. Under SFAS 133, the options qualified for and were designated as effective hedges of changes in the prices of certain forecasted commodity sales (“commodity hedges”).
     The following table summarizes the Company’s outstanding commodity hedges at September 30, 2008:

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
     The fair values of the commodity hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at September 30, 2008 was a liability of $2.5 million, and has been recorded in accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
     In accordance with SFAS 133, the effective portions of the change in fair value as of September 30, 2008, net of tax, of $1.4 million, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value as of September 30, 2008 was $.2 million, and has been recorded in other income (expense), net in the Company’s Unaudited Condensed Consolidated Statements of Income.
11. SEGMENT INFORMATION
     The Company’s operations are managed and evaluated through four regions: Eastern, Central, Southern and Western. These four regions are presented below as the Company’s reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

     During the three months ended March 31, 2008, the Company consolidated its Southwestern operations into its Western Region. The historical operating results for the Company’s Southwestern operations have been consolidated into its Western Region to provide financial information that reflects the Company’s current approach to managing its operations. Summarized financial information concerning the Company’s reportable segments for the respective nine months ended September 30, 2008 and 2007 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2008	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region(b)	$511.9	$(71.9)	$440.0	$36.5	$55.5	$33.2	$878.0
Central Region	649.9	(133.0)	516.9	64.7	96.1	49.2	1,122.0
Southern Region	705.6	(70.4)	635.2	55.7	137.4	65.8	933.9
Western Region(b)	1,034.6	(186.1)	848.5	77.6	160.2	68.5	1,313.5
Corporate Entities(d)	.1	—	.1	5.9	(54.4)	47.4	359.1

Total	$2,902.1	$(461.4)	$2,440.7	$240.4	$394.8	$264.1	$4,606.5

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital	Total
2007	Revenue	Revenue(a)	Revenue	Accretion	(Loss)	Expenditures	Assets

Eastern Region(b)(c)	$507.2	$(74.0)	$433.2	$40.3	$40.8	$25.6	$869.4
Central Region	617.7	(133.5)	484.2	66.3	87.0	51.8	1,120.2
Southern Region	692.2	(71.9)	620.3	54.5	136.2	64.9	912.2
Western Region(c)	1,030.1	(188.1)	842.0	80.0	178.9	63.1	1,316.3
Corporate Entities(d)	.5	—	.5	5.4	(46.8)	10.6	279.9

Total	$2,847.7	$(467.5)	$2,380.2	$246.5	$396.1	$216.0	$4,498.0

(a)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(b)	Operating income in the Eastern Region includes charges of $34.0 million and $44.6 million recorded during the nine months ended September 30, 2008 and 2007, respectively, related to estimated costs to comply with Final Findings and Orders issued by the Ohio and U.S. Environmental Protection Agencies in response to environmental conditions at the Countywide facility. Operating income in the Western Region includes a charge of $34.0 million recorded during the nine months ended September 30, 2008 for remediation costs associated with complying with a Consent Decree and Settlement Agreement signed on August 1, 2008 related to the Sunrise Landfill. Operating income in the Western Region also includes a charge of $9.6 million recorded during the nine months ended September 30, 2007 associated with an increase in estimated leachate treatment and disposal costs at the closed Contra Costa County facility.

(c)	Depreciation, amortization, depletion and accretion includes an increase in amortization expense of $2.1 million in the Eastern Region and $5.2 million in the Western Region recorded during the nine months ended September 30, 2007 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities for certain landfills in accordance with SFAS 143.

(d)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include a new corporate office and vehicle inventory acquired net of inventory assigned to operating locations.

Total revenue of the Company by revenue source for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Collection:
Residential	$216.2	$201.3	$633.4	$598.7
Commercial	259.2	237.8	762.5	701.8
Industrial	161.3	165.8	476.3	488.3
Other	5.9	4.9	16.2	14.7

Total collection	642.6	609.8	1,888.4	1,803.5

Transfer and disposal	304.7	307.6	886.6	899.5
Less: Intercompany	(154.0)	(156.7)	(455.2)	(461.9)

Transfer and disposal, net	150.7	150.9	431.4	437.6

Other	40.7	45.5	120.9	139.1

Revenue	$834.0	$806.2	$2,440.7	$2,380.2

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Countywide Matters
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
     The Company had learned that the Commissioner of the Stark County Health Department recommended that the Stark County Board of Health (“Board of Health”) suspend Countywide’s 2007 annual operating license. The Company had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. The Company and the Board of Health are currently participating in discussions regarding facility licensing.

     The Company believes that it has performed or is diligently performing all actions required under the F&Os and the AOC and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is subsiding. As such, the Company believes that it satisfies the rules and regulations that govern the operating license at Countywide. The Company disagrees with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.
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
     In a suit filed on October 8, 2008 in the Tuscarawas County Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic Services of Ohio II, LLC as defendants. The claims alleged are negligence and nuisance and arise from the operation of the Countywide Landfill located in Stark County, Ohio. The Company purchased the landfill from Waste Management Inc. (“Waste”) and took over operations for Waste Management of Ohio, Inc. in 1999. These Waste companies have also been named as defendants. Plaintiffs are individuals and businesses located in the geographic area around the landfill. They claim that due to the acceptance of a specific waste stream and operational issues/conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health-effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements and reasonable attorneys and expert witness fees. The Company has and will continue to cooperate with federal, state and local agencies with respect to the operational conditions of the landfill. The Company intends to vigorously defend against the plaintiffs’ allegations.
Sunrise Matter
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
Luri Matter
     On August 17, 2007, a lawsuit was filed against the Company and certain of its subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall, in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against the Company in the amount of $46.6 million, including $43.1 million awarded in punitive damages. Post-judgment motions filed on behalf of the Company and certain of its subsidiaries were denied, and on October 1, 2008, the Company filed a notice of appeal. Management believes that it is probable that the verdict will be overturned upon appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and/or punitive damages may be assessed against the Company related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will be immaterial.
Shareholders Litigation
     On July 25, 2008, a putative class action was filed, and on August 15, 2008 was amended, in the Court of Chancery of the State of Delaware by the New Jersey Carpenters Pension and the New Jersey Carpenters Annuity Funds against the Company and the members of the Company’s board of directors, individually.
     On August 21, 2008, a second putative class action was filed in the Court of Chancery of the State of Delaware by David Shade against the Company, the members of the Company’s board of directors, individually, and Allied. On September 22, 2008, the New Jersey Carpenters and the Shade cases were consolidated by the Court of Chancery, and on September 24, 2008, the plaintiffs in the Delaware case, now known as In Re: Republic Services Inc. Shareholders Litigation, filed a verified consolidated amended class action complaint in the Court of Chancery of the State of Delaware.
     On September 5, 2008, a putative class action was filed in the Circuit Court in and for Broward County, Florida, by the Teamsters Local 456 Annuity Fund against the Company and the members of the Company’s board of directors, individually.
     Both the Delaware consolidated action and the Florida action were brought on behalf of a purported class of the Company’s shareholders and primarily sought, among other things, to enjoin the proposed transaction between Republic and Allied, as well as damages and attorneys’ fees. The actions also sought to compel the Company to accept the unsolicited proposals made by Waste, or at least compel the Company’s board of directors to further consider and evaluate the Waste proposals, which proposals were subsequently withdrawn.

     On September 24, 2008, the defendants in the Florida litigation filed a Motion to Stay or to Dismiss the lawsuit in light of the consolidated Delaware class action.
     On October 17, 2008, plaintiffs in the consolidated Delaware action filed a motion for a preliminary injunction seeking to require the defendants to make certain additional disclosures prior to the shareholder vote on the merger.
     On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. In connection with the settlement, the Company agreed to make certain additional disclosures to its shareholders and such disclosures were made by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008. Subject to the completion of certain confirmatory discovery by counsel to plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company’s shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, the Company’s rejections of the unsolicited Waste proposals, and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by the Company. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
Other Matters
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
     The Company’s liabilities for unpaid and incurred but not reported claims at September 30, 2008 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $183.3 million under its current risk management program and are included in other current and other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the Unaudited Condensed Consolidated Statements of Income in the periods in which such adjustments are known.

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
Restricted Cash and Other Financial Guarantees
     In the normal course of business, the Company is required by regulatory agencies, governmental entities and contract parties to post performance bonds, letters of credit and cash deposits as financial guarantees of the Company’s performance. A summary of letters of credit and surety bonds outstanding is as follows:

	September 30,	December 31,
	2008	2007

Letters of credit	$1,065.4	$669.1
Surety bonds	742.4	484.2
     As of September 30, 2008, $691.8 million of the above letters of credit were outstanding under the Company’s revolving credit facility. Also, as of September 30, 2008, surety bonds expire on various dates through 2016.
     The Company’s restricted cash deposits include restricted cash held for capital expenditures under certain debt facilities and other amounts held in trust as financial guarantees of the Company’s performance as follows:

	September 30,	December 31,
	2008	2007

Restricted cash:
Financing proceeds	$73.2	$71.4
Other	98.2	93.6

	$171.4	$165.0

Proposed Merger with Allied
     On June 22, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Allied. The completion of the Merger is subject to certain terms and conditions, including, but not limited to, approval of the transaction by the shareholders of the Company and Allied, regulatory approval from the Department of Justice, and receipt of a credit rating for the combined company classifying its senior unsecured debt as investment grade. The Merger Agreement also contains other terms and conditions that are customary for a merger of equals transaction. At the effective time of the Merger, each share of Allied common stock outstanding will be converted into .45 shares of the Company’s common stock. The Company expects to issue approximately 196.2 million shares of common stock to Allied shareholders in the transaction. Mr. James E. O’Connor, currently Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Tod C. Holmes, currently Chief Financial Officer of the Company, will continue in their present positions with the combined company. The transaction is expected to close in the fourth quarter of 2008. As of September 30, 2008, the Company had capitalized $33.3 million of costs to other assets that are directly related to the transaction and had expensed $3.2 million of integration costs. In the event the Company terminates this transaction, under certain circumstances it would be obligated to pay Allied a termination fee of $200.0 million plus reimburse expenses of up to $50.0 million. Should Allied terminate the transaction, under certain circumstances it would be obligated to pay the Company a termination fee of $200.0 million plus reimburse expenses of up to $50.0 million. Republic has filed with the Securities and Exchange Commission a definitive Joint Proxy Statement/Prospectus in connection with the proposed transaction with Allied. The definitive Joint Proxy Statement/Prospectus was mailed on or about October 14, 2008 to stockholders of Republic and Allied of record as of the close of business on October 6, 2008. Republic and Allied have both established November 14, 2008 as the date of their respective special stockholder meetings. Stockholders of record as of the October 6, 2008 record date are eligible to vote on the proposed merger.

     In September 2008, the Company entered into a $1.75 billion revolving credit facility with a group of banks. The initial funding under the facility is expected to occur upon the closing of its proposed merger with Allied. The credit facility will be used to refinance extensions of credit under Allied’s current senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the proposed merger. Thereafter, extensions of credit under the new credit facility will be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The credit facility matures in September 2013.
     In September 2008, the Company amended its $1.0 billion unsecured revolving credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion revolving credit facility. However, the Company did not change the maturity date of the facility.
     Upon consummation of the proposed merger, in accordance with the 1998 Plan, all outstanding unvested equity-based awards of Republic will vest, including those held by executive officers. Compensation expense will be recognized as of the effective time of the merger for the acceleration of the vesting of these equity-based awards.
     After the effective time of the proposed merger, the Company expects that the combined company will continue to pay quarterly dividends to stockholders of the combined company at a quarterly dividend rate per share of $.19. The combined company’s payment of dividends in the future, however, will depend on business conditions, its financial condition and earnings and other factors, and there can be no guarantee that dividends will continue to be paid at the same rate by the combined company.
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
     The Internal Revenue Service is auditing the Company’s consolidated tax returns for fiscal years 2005 and 2006. Management believes that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against the Company in excess of the liabilities recorded could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
     The following table reflects our revenue by source for the three and nine months ended September 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007

Collection:
Residential	$216.2	25.9%	$201.3	25.0%	$633.4	26.0%	$598.7	25.2%
Commercial	259.2	31.1	237.8	29.5	762.5	31.2	701.8	29.5
Industrial	161.3	19.3	165.8	20.6	476.3	19.5	488.3	20.5
Other	5.9	.7	4.9	.6	16.2	.7	14.7	.6

Total collection	642.6	77.0	609.8	75.7	1,888.4	77.4	1,803.5	75.8

Transfer and disposal	304.7		307.6		886.6		899.5
Less: Intercompany	(154.0)		(156.7)		(455.2)		(461.9)

Transfer and disposal, net	150.7	18.1	150.9	18.7	431.4	17.7	437.6	18.4

Other	40.7	4.9	45.5	5.6	120.9	4.9	139.1	5.8

Revenue	$834.0	100.0%	$806.2	100.0%	$2,440.7	100.0%	$2,380.2	100.0%

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
     The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended September 30, 2008 and 2007, approximately 58% and 59%, respectively, of the total volume of waste we collected was disposed of at landfills we own or operate.
     Our landfill costs include daily operating expenses, costs of capital for cell development and other environmental structures, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to cell development. In life cycle accounting, certain direct costs are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
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
     If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the significant change has occurred. During the nine months ended September 30, 2007, we reviewed our landfill retirement obligations for certain of our landfills and recorded an increase of $7.3 million in amortization expense. We conduct our annual reviews of our landfill asset retirement obligations during the fourth quarter of each year.
     Summarized financial information concerning our reportable segments for the respective nine months ended September 30, 2008 and 2007 is shown in the following tables (in millions of dollars and as a percentage of our revenue):

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
2008	Revenue	Accretion	(Loss)	Margin

Eastern Region	$440.0	$36.5	$55.5	12.6%
Central Region	516.9	64.7	96.1	18.6
Southern Region	635.2	55.7	137.4	21.6
Western Region	848.5	77.6	160.2	18.9
Corporate Entities	.1	5.9	(54.4)	—

Total	$2,440.7	$240.4	$394.8	16.2

		Depreciation,	SFAS 143
		Amortization,	Adjustments to
		Depletion and	Amortization
		Accretion	Expense for	Depreciation,
		Before	Changes in	Amortization,	Operating
	Net	SFAS 143	Estimates and	Depletion and	Income	Operating
2007(a)	Revenue	Adjustments	Assumptions	Accretion	(Loss)	Margin

Eastern Region	$433.2	$38.2	$2.1	$40.3	$40.8	9.4%
Central Region	484.2	66.3	—	66.3	87.0	18.0
Southern Region	620.3	54.5	—	54.5	136.2	22.0
Western Region	842.0	74.8	5.2	80.0	178.9	21.2
Corporate Entities	.5	5.4	—	5.4	(46.8)	—

Total	$2,380.2	$239.2	$7.3	$246.5	$396.1	16.6

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.
     Our operations are managed and reviewed through four regions that we designate as our reportable segments. During the three months ended March 31, 2008, we consolidated our Southwestern operations into our Western Region. The historical operating results of our Southwestern operations have been consolidated into our Western Region to provide financial information that reflects our current approach to managing our operations. Significant changes in the revenue and operating margins of our reportable segments for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 are discussed below:
•	Revenue in our Eastern Region increased during 2008 compared to 2007 due to price increases in all lines of business and increases in the prices of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business, primarily due to less temporary work, and lower transfer station volumes due to less construction activity and lower landfill volumes. Residential volumes were also slightly lower in our Eastern Region during 2008 compared to 2007.

Operating margins in our Eastern Region increased to 12.6% in 2008 from 9.4% in 2007. Operating expenses include a charge of $34.0 million recorded during the nine months ended September 30, 2008 related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency in response to environmental conditions at our Countywide facility. Operating income for the nine months ended September 30, 2007 includes a $44.6 million charge to operating expenses, including a $2.1 million increase in landfill amortization expense associated with environmental conditions at Countywide. Excluding these expenses in the respective periods, operating margins increased to 20.3% in 2008 from 19.7% in 2007. This increase in operating margins is primarily due to higher revenue and lower disposal costs partially offset by an increase in fuel costs.

•	Revenue in our Central Region increased during 2008 compared to 2007 due to price increases in all lines of business and an increase in the prices of commodities. This increase in revenue was partially offset by lower industrial collection and transfer station volumes due to a slowdown in commercial and residential construction. Commercial collection volumes were also lower during 2008.

Operating margins in our Central Region increased due to higher revenue, lower disposal costs, lower labor costs and lower depreciation, amortization, depletion and accretion costs. These reductions in costs were partially offset by higher fuel costs.

•	In our Southern Region, price increases in all lines of business resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by lower industrial collection, commercial collection, transfer station and landfill volumes, primarily due to a general economic slowdown.

Operating margins in our Southern Region decreased due to higher fuel costs partially offset by higher revenue, lower disposal costs and lower insurance costs.
•	In our Western Region, price increases in all lines of business, volume increases in our commercial collection line of business and an increase in the prices of commodities resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by a decrease in industrial collection, residential collection, transfer station and landfill volumes resulting from a general economic slowdown. This increase in revenue was also partially offset by the sale of our Texas-based compost, mulch and soil business in November 2007.

Operating margins in our Western Region decreased to 18.9% in 2008 from 21.2% in 2007. Operating expenses include a charge of $34.0 million recorded during the nine months ended September 30, 2008 related to estimated costs to comply with a Consent Decree and Settlement Agreement signed with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Operating expenses for the nine months ended September 30, 2007 include an $8.1 million increase in landfill operating costs and a $5.2 million increase in SFAS 143 amortization expense associated with environmental conditions at our closed disposal facility in Contra Costa County, California. Excluding these charges in the respective periods, operating margins slightly increased to 22.9% in 2008 from 22.8% in 2007. This increase is due primarily to higher revenue, lower costs of goods sold due to the sale of our Texas-based compost, mulch and soil business, lower landfill operating costs, and lower insurance costs during 2008. This reduction in costs was almost entirely offset by an increase in fuel costs.
Business Combinations
     We make decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired are accounted for under the acquisition method of accounting and are included in our Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We acquired various solid waste businesses, including a transfer station in California, during the nine months ended September 30, 2008. The aggregate purchase price we paid in these transactions was $13.4 million in cash.

Proposed Merger with Allied Waste Industries, Inc.: On June 22, 2008, we entered into an Agreement and Plan of Merger with Allied Waste Industries, Inc. The completion of the merger is subject to certain terms and conditions, including, but not limited to, approval of the transaction by our shareholders as well as Allied’s shareholders, regulatory approval from the Department of Justice, and receipt of a credit rating for the combined company classifying its senior unsecured debt as investment grade. The merger agreement also contains other terms and conditions that are customary for a merger of equals transaction. At the effective time of the merger, each share of Allied common stock outstanding will be converted into .45 shares of our common stock. We expect to issue approximately 196.2 million shares of our common stock to Allied shareholders in the transaction. Mr. James E. O’Connor, currently Chairman of the Board of Directors and Chief Executive Officer of our company, and Mr. Tod C. Holmes, currently Chief Financial Officer of our company, will continue in their present positions with the combined company. The transaction is expected to close in the fourth quarter of 2008. As of September 30, 2008, we had capitalized $33.3 million of costs to other assets that are directly related to the transaction and had expensed $3.2 million of integration costs. We have filed with the Securities and Exchange Commission a definitive Joint Proxy Statement/Prospectus in connection with the proposed transaction with Allied. The definitive Joint Proxy Statement/Prospectus was mailed on or about October 14, 2008 to stockholders of Republic and Allied of record as of the close of business on October 6, 2008. Republic and Allied have both established November 14, 2008 as the date of their respective special stockholder meetings. Stockholders of record as of the October 6, 2008 record date are eligible to vote on the proposed merger.
     Upon consummation of the proposed merger, in accordance with the terms of the 1998 Plan, all outstanding unvested equity-based awards of Republic will vest, including those held by executive officers. Compensation expense will be recognized as of the effective time of the merger for the acceleration of the vesting of these equity-based awards.
     After the effective time of the proposed merger, we expect that the combined company will continue to pay quarterly dividends to stockholders of the combined company at a quarterly dividend rate per share of $.19. The combined company’s payment of dividends in the future, however, will depend on business conditions, its financial condition and earnings and other factors, and there can be no guarantee that dividends will continue to be paid at the same rate by the combined company.
     See Note 4, Business Combinations, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of business combinations.
Consolidated Results of Operations
     Our net income was $88.7 million, or $.48 per diluted share, for the three months ended September 30, 2008, as compared to $67.0 million, or $.35 per diluted share, for the three months ended September 30, 2007. Our net income was $205.5 million, or $1.11 per diluted share, for the nine months ended September 30, 2008, as compared to $208.1 million, or $1.08 per diluted share, for the nine months ended September 30, 2007.
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

     These charges affected our Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007 as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Expenses:
Cost of operations	$66.1	$49.1
Depreciation, amortization and depletion	—	3.6
Selling, general and administrative	1.9	1.5

Operating income	(68.0)	(54.2)
Other income (expense), net	(1.0)	(.7)

Income before income taxes	$(69.0)	$(54.9)

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
     The following table summarizes our costs and expenses for the three and nine months ended September 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007(a)		2008		2007(a)

Revenue	$834.0	100.0%	$806.2	100.0%	$2,440.7	100.0%	$2,380.2	100.0%
Cost of operations	499.5	59.9	520.4	64.6	1,553.5	63.6	1,506.7	63.3
Depreciation, amortization and depletion of property and equipment	75.7	9.1	76.4	9.5	222.2	9.1	229.0	9.7
Amortization of intangible assets	1.6	.2	1.6	.2	4.7	.2	4.9	.2
Accretion	4.6	.5	4.3	.5	13.5	.6	12.6	.5
Selling, general and administrative expenses	85.6	10.3	75.2	9.3	252.0	10.3	230.9	9.7

Operating income	$167.0	20.0%	$128.3	15.9%	$394.8	16.2%	$396.1	16.6%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

     Revenue. Revenue was $834.0 million and $806.2 million for the three months ended September 30, 2008 and 2007, respectively, an increase of 3.4%. Revenue was $2,440.7 and $2,380.2 for the nine months ended September 30, 2008 and 2007, respectively, an increase of 2.5%. The following table reflects the components of our revenue growth for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Core price	3.8%	4.0%	4.0%	4.1%
Fuel surcharges	2.8	(.1)	1.9	—
Environmental fees	.4	.1	.3	.3
Recycling commodities	.3	.9	.6	.9

Total price	7.3	4.9	6.8	5.3

Core volume	(3.3)	(1.9)	(3.1)	(1.5)
Non-core volume	.2	(.1)	.2	(.1)

Total volume	(3.1)	(2.0)	(2.9)	(1.6)

Total internal growth	4.2	2.9	3.9	3.7

Acquisitions, net of divestitures	(.9)	(.6)	(1.5)	(.4)
Taxes(a)	.1	.1	.1	—

Total revenue growth	3.4%	2.4%	2.5%	3.3%

(a)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.
     During the nine months ended September 30, 2008, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2008. During the nine months ended September 30, 2008, we experienced negative core volume growth due primarily to less temporary construction work.
     Cost of Operations. Cost of operations was $499.5 million and $1,553.5 million for the three and nine months ended September 30, 2008, versus $520.4 million and $1,506.7 million for the comparable 2007 periods. Cost of operations as a percentage of revenue was 59.9% and 63.6% for the three and nine months ended September 30, 2008, versus 64.6% and 63.3% for the comparable 2007 periods. The increase in cost of operations in aggregate dollars and as a percentage of revenue for the nine months ended September 30, 2008 versus the comparable 2007 periods is primarily a result of the $34.0 million charge we recorded during the nine months ended September 30, 2008 for remediation related to Sunrise Landfill and a $32.1 million charge we recorded during the nine months ended September 30, 2008 related to estimated costs to comply with Final Findings and Orders issued by the Ohio and U.S. Environmental Protection Agencies in response to environmental conditions at our Countywide facility. This increase was partially offset by a $41.0 million charge related to environmental conditions at our Countywide facility and an $8.1 million charge related to our closed disposal facility in California recorded during the nine months ended September 30, 2007.
     The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007(a)		2008		2007(a)

Subcontractor, disposal and third-party fees	$177.0	21.2%	$178.5	22.2%	$518.3	21.2%	$526.5	22.1%
Labor and benefits	155.7	18.7	156.0	19.4	461.8	18.9	464.3	19.5
Maintenance and operating	132.2	15.9	146.0	18.1	449.9	18.4	390.6	16.4
Insurance and other	34.6	4.1	39.9	4.9	123.5	5.1	125.3	5.3

Total	$499.5	59.9%	$520.4	64.6%	$1,553.5	63.6%	$1,506.7	63.3%

(a)	Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

     A description of our cost categories is as follows:
•	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for the three and nine months ended September 30, 2008 versus the comparable 2007 periods is primarily due to lower costs of goods sold associated with the sale of our Texas-based compost, mulch and soil business in November 2007 and higher revenue resulting from improved pricing.

•	Labor and benefits include costs such as wages, salaries, payroll taxes, and retirement and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the three and nine months ended September 30, 2008 versus the comparable 2007 periods decreased due to higher revenue resulting from improved pricing and lower labor costs associated with volume decreases in various lines of business.

•	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the three months ended September 30, 2008 versus the comparable 2007 period is primarily the result of a $23.0 million charge related to our Countywide facility and an $8.1 million charge related to our closed disposal facility in Contra Costa County, California recorded during the three months ended September 30, 2007. The increase in such expenses in aggregate dollars and as a percentage of revenue for the nine months ended September 30, 2008 versus the comparable 2007 period is primarily a result of the $34.0 million charge related to the Sunrise Landfill and the $32.1 million charge related to the Countywide facility recorded during the nine months ended September 30, 2008, partially offset by the $41.0 million of charges related to our Countywide facility and an $8.1 million charge related to our closed disposal facility in California recorded during the nine months ended September 30, 2007. Excluding these charges in the respective periods, the increase in expenses in aggregate dollars and as a percentage of revenue for the three and nine months ended September 30, 2008 is primarily due to an increase in fuel prices. Our average cost of fuel per gallon increased approximately 50% from $2.76 per gallon during the three months ended September 30, 2007 to $4.13 per gallon for the comparable 2008 period. Current average fuel prices are $3.21 per gallon.

•	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The decrease in such expenses in aggregate dollars for the three and nine month periods ended September 30, 2008 versus the comparable 2007 periods is primarily due to favorably settling older auto liability claims.
     The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
     Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $75.7 million and $222.2 million for the three and nine months ended September 30, 2008, versus $76.4 million and $229.0 million for the comparable 2007 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.1% for the three and nine months ended September 30, 2008, versus 9.5% and 9.7% for the comparable 2007 periods. The decrease in such expenses in aggregate dollars for the three month periods presented is primarily due to a $1.5 million adjustment to landfill amortization expense associated with our disposal facility in Contra Costa County, California that was recorded during the three months ended September 30, 2007. The decrease in such expenses as a percentage of revenue for the three month periods presented is due primarily to higher revenue in the 2008 period. The decrease in such expenses in aggregate dollars and as a percentage of revenue for the nine months ended September 30, 2008 versus the comparable 2007 periods is due to a $5.2 million adjustment to landfill amortization expense associated with our disposal facility in Contra Costa County, California and a $2.1 million adjustment to landfill amortization expense associated with the Countywide facility recorded during the nine months ended September 30, 2007.
     Amortization of Intangible Assets. Expenses for amortization of intangible and other assets were $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, versus $1.6 million and $4.9 million for the comparable 2007 periods. Amortization of intangible assets as a percentage of revenue was .2% for the three and nine months ended September 30, 2008 and 2007.

     Accretion Expense. Accretion expense was $4.6 million and $13.5 million for the three and nine months ended September 30, 2008, versus $4.3 million and $12.6 million for the comparable 2007 periods. Accretion expense as a percentage of revenue was .5% and .6% for the three and nine months ended September 30, 2008, and .5% for the three and nine months ended September 30, 2007. The increase in such expenses in aggregate dollars and as a percentage of revenue in 2008 is primarily due to an increase in liabilities recorded for asset retirement obligations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $85.6 million and $252.0 million for the three and nine months ended September 30, 2008, versus $75.2 million and $230.9 million for the comparable 2007 periods. Selling, general and administrative expenses as a percentage of revenue was 10.3% for the three and nine months ended September 30, 2008, versus 9.3% and 9.7% for the comparable 2007 periods. During the three months ended September 30, 2008 we incurred $3.2 million of costs associated with our proposed merger with Allied. Excluding these costs, selling, general and administrative expenses for the three months ended September 30, 2008 would have been $82.4 million or 9.9% as a percentage of revenue. The increase in such expenses in aggregate dollars and as a percentage of revenue is primarily due to higher expense for bad debts during the 2008 period and lower incentive compensation expense during the 2007 period. The increase in selling, general and administrative expenses in aggregate dollars for the nine months ended September 30, 2008 versus the comparable 2007 period is primarily due to the expansion of our business. The increase in such expenses as a percentage of revenue is primarily due to costs incurred associated with the Allied merger in 2008 and a $4.3 million reduction in our allowance for doubtful accounts which we recorded during the three months ended June 30, 2007 as a result of refining our estimate for our allowance based on our historical collection experience.
     Interest Expense. We incurred interest expense primarily on our unsecured notes and tax-exempt bonds. Interest expense was $22.6 million and $65.1 million for the three and nine months ended September 30, 2008, versus $23.9 million and $71.1 million for the comparable 2007 periods. The decrease in interest expense during the three and nine months ended September 30, 2008 versus the comparable 2007 periods is primarily due to lower interest rates partially offset by higher average debt balances in 2008.
     Capitalized interest was $1.0 million and $2.0 million for the three and nine months ended September 30, 2008, versus $.8 million and $2.1 million for the comparable 2007 periods.
     Interest and Other Income (Expense), Net. Interest and other income, net of other expense, was $1.0 million and $7.2 million for the three and nine months ended September 30, 2008, versus $4.6 million and $12.1 million for the comparable 2007 periods.
     Income Taxes. Our provision for income taxes was $56.7 million and $131.4 million for the three and nine months ended September 30, 2008, versus $42.0 million and $129.0 million for the comparable 2007 periods. Our effective income tax rate was 39.0% for the three and nine months ended September 30, 2008, versus 38.5% and 38.3% for the comparable 2007 periods. During the three months ended March 31, 2007, we recorded a $4.2 million charge related to the resolution of various income tax matters. During the three months ended June 30, 2007, we recorded a $5.0 million reduction to income taxes related to the resolution of various income tax matters, which effectively closed the Internal Revenue Service’s audits of our consolidated tax returns for the fiscal years 2001 through 2004. We believe that our effective income tax rate for the remainder of 2008 will be approximately 39.0%.

Landfill and Environmental Matters
Available Airspace
     The following table reflects landfill airspace activity for landfills owned or operated by us for the nine months ended September 30, 2008:

			Permits
	Balance as of	New	Granted,	Changes in	Changes in		Balance as of
	December 31,	Expansions	Net of	Airspace	Engineering	Design	September 30,
	2007	Undertaken	Closures	Consumed		Estimates	2008

Permitted airspace:
Cubic yards (in millions)	1,537.3	—	8.0	(28.3)	(5.2)	—	1,511.8
Number of sites	58		—				—
Probable expansion airspace:
Cubic yards (in millions)	192.0	—	(8.3)	—	—	(1.0)	182.7
Number of sites	11	1	(1)		—		11

Total available airspace:
Cubic yards (in millions)	1,729.3	—	(.3)	(28.3)	(5.2)	(1.0)	1,694.5

Number of sites	58						58

     Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include modifications to a landfill’s footprint or vertical slopes.
     During 2008, total available airspace decreased by a net 34.8 million cubic yards primarily due to airspace consumed, changes in engineering estimates and changes in design.
     As of September 30, 2008, we owned or operated 58 solid waste landfills with total available disposal capacity estimated to be 1.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2008, total available disposal capacity is estimated to be 1.5 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Landfill and Environmental Costs, of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     As of September 30, 2008, eleven of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 29 years. Probable expansion airspace represents 10.8% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
     As of September 30, 2008, accrued final capping, closure and post-closure costs were $295.7 million. The current portion of these costs of $14.5 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in other current liabilities. The long-term portion of these costs of $281.2 million is reflected in our Unaudited Condensed Consolidated Balance Sheets in accrued landfill and environmental costs.
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
     On August 1, 2008, RSSN, a wholly owned subsidiary of our company, signed a Consent Decree with the U.S. EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. As a result, we recorded, based on management’s best estimates, a pre-tax charge of $35.0 million ($22.0 million, or $.12 per diluted share, net of tax) during the three months ended June 30, 2008 to record costs associated with complying with the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries.
Investment in Landfills
     The following table reflects changes in our investment in landfills for the nine months ended September 30, 2008 (in millions):

			Non-Cash
			Additions for
	Balance as of		Asset	Additions	Transfers	Balance as of
	December 31,	Capital	Retirement	Charged to	And Other	September 30,
	2007	Additions	Obligations	Expense	Adjustments	2008
Non-depletable landfill land	$52.7	$—	$—	$—	$.7	$53.4
Landfill development costs	1,809.1	3.5	14.3	—	21.9	1,848.8
Construction-in-progress — landfill	66.4	67.2	—	—	(21.1)	112.5
Accumulated depletion and amortization	(1,039.5)	—	—	(76.5)	—	(1,116.0)

Net investment in landfill land and development costs	$888.7	$70.7	$14.3	$(76.5)	$1.5	$898.7

     The following table reflects our future expected investment in our landfills as of September 30, 2008 (in millions):

	Balance as of	Expected	Total
	September 30,	Future	Expected
	2008	Investment	Investment
Non-depletable landfill land	$53.4	$—	$53.4
Landfill development costs	1,848.8	1,678.0	3,526.8
Construction-in-progress — landfill	112.5	—	112.5
Accumulated depletion and amortization	(1,116.0)	—	(1,116.0)

Net investment in landfill land and development costs	$898.7	$1,678.0	$2,576.7

     The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007

Number of landfills owned or operated	58	58

Net investment, excluding non-depletable land (in millions)	$845.3	$837.0
Total estimated available disposal capacity (in millions of cubic yards)	1,694.5	1,734.7

Net investment per cubic yard	$.50	$.48

Landfill depletion and amortization expense (in millions)	$76.5	$87.5
Accretion expense (in millions)	13.5	12.6

	90.0	100.1
Airspace consumed (in millions of cubic yards)	28.3	30.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.18	$3.30

     During the nine months ended September 30, 2008 and 2007, our weighted average compaction rate was approximately 1,600 and 1,500 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of the settlement and decomposition of waste.
     As of September 30, 2008, we expect to spend an estimated additional $1.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $2.5 billion, or $1.49 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Financial Condition
     At September 30, 2008, we had $39.9 million of cash and cash equivalents. We also had $171.4 million of restricted cash deposits, including $73.2 million of restricted cash held for capital expenditures under certain debt facilities.
     In September 2008, we entered into a $1.75 billion revolving credit facility with a group of banks. The initial funding under the facility is expected to occur upon the closing of our proposed merger with Allied. The credit facility will be used to refinance extensions of credit under Allied’s current senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the proposed merger. Thereafter, extensions of credit under the new credit facility will be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The credit facility matures in September 2013.
     In September 2005, we entered into a $750.0 million unsecured revolving credit facility with a group of banks which was scheduled to expire in 2010. In April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. In September 2008, we amended our credit facility to conform certain terms of the facility to be consistent with our new $1.75 billion revolving credit facility. However, we did not change the maturity date of our facility. Borrowings under the credit facility bear interest at LIBOR-based rates. We use our operating cash flow and proceeds from our credit facility to finance our working capital, capital expenditures, acquisitions, share repurchases, dividends and other requirements. As of September 30, 2008, we had $308.2 million available under our credit facility.
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
     At September 30, 2008, we had $762.9 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market and have maturities ranging from 2012 to 2037. As of September 30, 2008, we had $73.2 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to fund capital expenditures under the terms of the agreements.
     We believe that our excess cash, cash from operating activities and our revolving credit facility provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe that we will be able to raise additional debt or equity financing, if necessary.
Selected Balance Sheet Accounts
     The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2008 (in millions):

		Final Capping,
	Allowance for	Closure and		Self-
	Doubtful Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2007	$14.7	$277.7	$67.5	$178.0
Non-cash asset additions	—	14.3	68.0	—
Accretion expense	—	13.5	—	—
Other additions charged to expense	6.4	—	—	133.4
Payments or usage	(5.8)	(9.8)	(29.1)	(128.1)

Balance, September 30, 2008	15.3	295.7	106.4	183.3
Less: Current portion	(15.3)	(14.5)	(10.5)	(64.8)

Long-term portion	$—	$281.2	$95.9	$118.5

     As of September 30, 2008, accounts receivable were $326.3 million, net of allowance for doubtful accounts of $15.3 million, resulting in days sales outstanding of 35, or 21 days net of deferred revenue. In addition, at September 30, 2008, our accounts receivable in excess of 90 days old totaled $20.1 million, or 5.9% of gross receivables outstanding.
Property and Equipment
     The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2008 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance as of			Acquisitions,	Additions for	Transfers and	Balance as of
	December 31,	Capital		Net of	Asset Retirement	Other	September 30,
	2007	Additions	Retirements	Divestitures	Obligations	Adjustments	2008
Other land	$105.7	$.2	$(.1)	$3.6	$—	$(.7)	$108.7
Non-depletable landfill land	52.7	—	—	—	—	.7	53.4
Landfill development costs	1,809.1	3.5	—	—	14.3	21.9	1,848.8
Vehicles and equipment	1,965.1	151.7	(59.0)	1.1	—	.9	2,059.8
Buildings and improvements	346.7	1.7	(1.9)	1.0	—	1.8	349.3
Construction-in-progress — landfill	66.4	67.2	—	—	—	(21.1)	112.5
Construction-in-progress — other	11.8	13.4	—	—	—	(3.5)	21.7

Total	$4,357.5	$237.7	$(61.0)	$5.7	$14.3	$—	$4,554.2

	Accumulated Depreciation, Amortization and Depletion
	Balance as of	Additions		Transfers and	Balance as of
	December 31,	Charged to		Other	September 30,
	2007	Expense	Retirements	Adjustments	2008
Landfill development costs	$(1,039.5)	$(76.5)	$—	$—	$(1,116.0)
Vehicles and equipment	(1,052.7)	(136.2)	55.5	(.2)	(1,133.6)
Buildings and improvements	(101.0)	(9.5)	1.0	—	(109.5)

Total	$(2,193.2)	$(222.2)	$56.5	$(.2)	$(2,359.1)

Liquidity and Capital Resources
     The major components of changes in cash flows for the nine months ended September 30, 2008 and 2007 are discussed below.
     Cash Flows From Operating Activities. Cash provided by operating activities was $474.2 million and $470.6 million for the nine months ended September 30, 2008 and 2007, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, the timing of payments made for accounts payable and federal income taxes, and an increase in other assets during 2008 related to capitalized costs directly related to our proposed merger with Allied.
     We use cash flows from operations to fund capital expenditures, acquisitions, share repurchases, dividend payments and debt repayments.
     Cash Flows Used In Investing Activities. Cash used in investing activities was $278.3 million and $257.1 million for the nine months ended September 30, 2008 and 2007, respectively, and consists primarily of cash used for capital expenditures in 2008 and 2007, cash used in business acquisitions in 2008 and changes in restricted cash. Cash paid for capital expenditures was $264.1 million and $216.0 million for the nine months ended September 30, 2008 and 2007, respectively.
     We intend to finance capital expenditures and acquisitions through cash, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facility, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions, other than with respect to our expected stock-for-stock merger with Allied.
     Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2008 and 2007 was $177.8 million and $220.0 million, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, payments of cash dividends and proceeds from stock option exercises.
     Beginning in 2000 through September 30, 2008, our board of directors authorized the repurchase of up to $2.6 billion of our common stock. As of September 30, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which $138.4 million was paid during the nine months ended September 30, 2008 to repurchase 4.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of our planned merger with Allied. We expect that our share repurchase program will continue to be suspended for at least two years following completion of the merger.
     We intend to finance future dividend payments through cash on hand, cash flow from operations, our revolving credit facility and other financings.
Credit Ratings
     Our company has received investment grade credit ratings. As of September 30, 2008, our senior debt was rated BBB+ by Standard & Poor’s, BBB+ by Fitch and Baa1 by Moody’s.
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

     The following table summarizes our outstanding fuel hedges at September 30, 2008 and 2007:

			Notional Amount	Contract Price
Inception Date	Commencement Date	Termination Date	(in Gallons per Month)	per Gallon
September 22, 2008	January 1, 2009	December 31, 2011	150,000	$4.1600-4.1700
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450
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
     The fair values of our fuel hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). In accordance with SFAS 133, the effective portions of the changes in fair values as of September 30, 2008 and December 31, 2007, net of tax, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of September 30, 2008 and 2007 are immaterial and have been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.
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
     The following table summarizes our outstanding commodity hedges at September 30, 2008:

					Contract
				Notional Amount	Price
				(in Short Tons	per Short
Inception Date	Commencement Date	Termination Date	Hedged Transaction	per Month)	Ton
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
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
     The fair values of our commodity hedges are obtained from a third-party counterparty and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). In accordance with SFAS 133, the effective portions of the changes in fair values as of September 30, 2008 have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of September 30, 2008 are immaterial and have been recorded in other income (expense), net in the accompanying Unaudited Condensed Consolidated Statements of Income.

Free Cash Flow
     We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Our free cash flow for the three and nine months ended September 30, 2008 and 2007 is calculated as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Cash provided by operating activities	$162.7	$126.7	$474.2	$470.6
Purchases of property and equipment	(98.7)	(68.7)	(264.1)	(216.0)
Proceeds from sales of property and equipment	2.5	2.0	5.8	4.7

Free cash flow	$66.5	$60.0	$215.9	$259.3

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Purchases of property and equipment in the Unaudited Condensed Consolidated Statements of Cash Flows	$98.7	$68.7	$264.1	$216.0
Adjustment for property and equipment received during the prior period but paid for in the following period, net	1.5	1.9	(26.4)	(32.3)

Property and equipment received during the current period	$100.2	$70.6	$237.7	$183.7

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
     The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
•	We operate in a highly competitive industry and may be unable to compete effectively.

•	We may be unable to obtain future increases in the prices for our services.

•	Economic conditions could adversely affect our business, operations and internal growth.

•	An increase in the price of fuel may adversely affect our business.

•	We may be unable to execute our financial strategy.

•	We may be unable to manage our growth effectively.

•	We may be unable to execute our acquisition growth strategy.

•	Businesses we acquire may have undisclosed liabilities.

•	Compliance with environmental and other laws and regulations may impede our growth and impact our financial results.

•	Regulatory approval to operate, develop or expand our landfills and transfer stations may be delayed or denied.

•	Our financial statements are based on estimates and assumptions that may differ from actual results.

•	Changes in insurance markets may impact our financial results.

•	We depend on key personnel.

•	We depend on large, long-term collection, transfer and disposal contracts.

•	Seasonal changes or severe weather may adversely affect our business operations.

•	There can be no assurance that our contemplated merger with Allied Waste Industries, Inc. will be consummated.
•	The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

•	The merger agreement with Allied limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $200 million, plus expenses, in certain circumstances.

•	There may be a long delay between the receipt of our necessary stockholder approval for the merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the merger.

•	The merger, if completed, may not generate synergies or be accretive to earnings or create long-term value for stockholders as expected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Countywide Matters
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
     We had learned that the Commissioner of the Stark County Health Department recommended that the Stark County Board of Health (“Board of Health”) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health are currently participating in discussions regarding facility licensing.
     We believe that we have performed or are diligently performing all actions required under the F&Os and AOC and that Countywide does not pose a threat to the environment. In addition, there are indications that the reaction is subsiding. As such, we believe that we satisfy the rules and regulations that govern the operating license at Countywide. We disagree with the Commissioner’s recommendation and will pursue all legal remedies available regarding licensing of the facility.
     We are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the other required remedial actions.
     In a suit filed on October 8, 2008 in the Tuscarawas County Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic Services of Ohio II, LLC as defendants. The claims alleged are negligence and nuisance and arise from the operation of the Countywide Landfill located in Stark County, Ohio. We purchased the landfill from Waste and took over operations for Waste Management of Ohio, Inc. in 1999. These Waste companies have also been named as defendants. Plaintiffs are individuals and businesses located in the geographic area around the landfill. They claim that due to the acceptance of a specific waste stream and operational issues/conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health-effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements and reasonable attorneys and expert witness fees. We have and will continue to cooperate with federal, state and local agencies with respect to the operational conditions of the landfill. We intend to vigorously defend against the plaintiffs’ allegations.
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

Luri Matter
     On August 17, 2007, a lawsuit was filed against the company and certain of its subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall, in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million awarded in punitive damages. Post-judgment motions filed on behalf of the Company and certain of its subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. We believe that it is probable that the verdict will be overturned upon appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and/or punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, we believe that the amount of any final, non-appealable judgment will be immaterial.
Shareholders Litigation
     On July 25, 2008, a putative class action was filed, and on August 15, 2008 was amended, in the Court of Chancery of the State of Delaware by the New Jersey Carpenters Pension and the New Jersey Carpenters Annuity Funds against us and the members of our board of directors, individually.
     On August 21, 2008, a second putative class action was filed in the Court of Chancery of the State of Delaware by David Shade against us, the members of our board of directors, individually, and Allied. On September 22, 2008, the New Jersey Carpenters and the Shade cases were consolidated by the Court of Chancery, and on September 24, 2008, the plaintiffs in the Delaware case, now known as In Re: Republic Services Inc. Shareholders Litigation, filed a verified consolidated amended class action complaint in the Court of Chancery of the State of Delaware.
     On September 5, 2008, a putative class action was filed in the Circuit Court in and for Broward County, Florida, by the Teamsters Local 456 Annuity Fund against us and the members of our board of directors, individually.
     Both the Delaware consolidated action and the Florida action were brought on behalf of a purported class of our shareholders and primarily sought, among other things, to enjoin the proposed transaction between Republic and Allied, as well as damages and attorneys’ fees. The actions also sought to compel us accept the unsolicited proposals made by Waste Management, Inc., or at least compel our board of directors to further consider and evaluate the Waste proposals, which proposals were subsequently withdrawn.
     On September 24, 2008, the defendants in the Florida litigation filed a Motion to Stay or to Dismiss the lawsuit in light of the consolidated Delaware class action.
     On October 17, 2008, plaintiffs in the consolidated Delaware action filed a motion for a preliminary injunction seeking to require the defendants to make certain additional disclosures prior to the shareholder vote on the merger.
     On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. In connection with the settlement, we agreed to make certain additional disclosures to our shareholders and such disclosures were made by us in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008. Subject to the completion of certain confirmatory discovery by counsel to plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to our shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, our rejections of the unsolicited Waste proposals, and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

ITEM 1A. RISK FACTORS.
     Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors, which we updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2008 in light of the Merger Agreement we entered into on June 22, 2008 with Allied Waste Industries, Inc. We face certain risks in connection with our merger with Allied, pursuant to which Allied will become a wholly owned subsidiary of ours and we will issue approximately 196.2 million shares of our common stock to Allied stockholders, as is contemplated by our merger agreement with Allied. A joint proxy statement/prospectus dated October 10, 2008 was mailed on or about October 14, 2008 to our stockholders of record as of the October 6, 2008, which is the record date for our special meeting of stockholders to be held on November 14, 2008. The joint proxy statement/prospectus dated October 10, 2008 contains a detailed discussion of risk factors related to the proposed share issuance and related merger transaction, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q. Stockholders are urged to read the joint proxy statement/prospectus and other documents filed by us with the Securities and Exchange Commission carefully in their entirety because they contain important information about the proposed transaction. Stockholders are able to obtain free copies of the joint proxy statement/prospectus and other documents filed by us with the Commission through the website maintained by the Commission at www.sec.gov or by directing a request to Republic Services, Inc., 110 S.E. 6th Street, 28th Floor, Fort Lauderdale, Florida, 33301, Attention: Investor Relations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the second quarter of 2008, we suspended our share repurchase program as a result of our planned merger with Allied Waste Industries, Inc. We expect that our share repurchase program will continue to be suspended for at least two years following completion of the merger.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

2.1
First Amendment to Agreement and Plan of Merger, dated as of July 31, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 6, 2008).

3.1	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2008).

4.1
Rights Agreement, dated as of July 28, 2008, between Republic Services, Inc. and The Bank of New York Mellon, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Commission on July 28, 2008).

4.2
Credit Agreement dated September 18, 2008 among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 24, 2008).

4.3
Amendment No. 1 to Credit Agreement dated September 18, 2008 among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 24, 2008).

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

Date: November 7, 2008