Form 10-K
period 2008-12-31
REPUBLIC SERVICES, INC.
filed 2009-03-02
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14267
REPUBLIC SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	65-0716904 (I.R.S. Employer Identification No.)

18500 North Allied Way Phoenix, Arizona (Address of Principal Executive Offices)	85054 (Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $5.4 billion.

As of February 19, 2009, the registrant had outstanding 378,785,623 shares of Common Stock (excluding treasury shares of 14,894,412)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	147
Item 9A.	Controls and Procedures	147
Item 9B.	Other Information	148

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	148
Item 11.	Executive Compensation	148
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	148
Item 13.	Certain Relationships and Related Transactions, and Director Independence	149
Item 14.	Principal Accounting Fees and Services	149

PART IV
Item 15.	Exhibits, Financial Statement Schedules	149
	Signatures	157
EX-4.4
EX-4.8
EX-4.12
EX-4.27
EX-4.31
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.14
EX-10.16
EX-10.18
EX-10.25
EX-10.38
EX-10.42
EX-10.45
EX-10.51
EX-10.55
EX-18.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Unless the context requires otherwise, all references in this Form 10-K to “Republic”, “the company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries including Allied Waste Industries, Inc. and its subsidiaries (Allied) for periods on or after December 5, 2008.

PART I

ITEM 1.	BUSINESS

Overview

As of December 31, 2008, we are the second largest provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 400 collection companies in 40 states and Puerto Rico. We also own or operate 242 transfer stations, 213 active solid waste landfills and 78 recycling facilities. We were incorporated as a Delaware corporation in 1996.

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $52.0 billion, of which approximately 58% is generated by publicly owned waste companies. For 2008, and after giving effect to the merger described below, we and one other company generated a significant percentage of the publicly owned companies’ total revenue. Additionally, industry data indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 16% and 26% respectively, of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new households and business formation and is subject to changes in residential and commercial construction activity.

On December 5, 2008, we completed our merger with Allied. On the effective date of the merger each share of Allied common stock outstanding was converted into .45 shares of our common stock. We issued approximately 195.8 million shares of common stock to Allied stockholders in the transaction. As a condition to the merger, we agreed to divest of certain assets as required by the Antitrust Division of the U.S. Department of Justice (DOJ) under the Hart-Scott-Rodino Antitrust Act (HSR Act). In February 2009, we announced an agreement to sell Waste Connections, Inc. the majority of the assets we are required to divest. The assets being divested include six municipal solid waste landfills, six collection operations and three transfer stations across seven markets. This transaction is subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009. However, the timing and proceeds received from the divestiture to Waste Connections, and the divestiture of the remaining assets as required by the DOJ, cannot be predicted. In addition, the merger is expected to generate total annual run-rate integration synergies, primarily resulting from operating efficiencies, economies of scale, and leveraging corporate and overhead resources of approximately $150.0 million by the end of 2010. We have identified and are on track to realize in 2009 approximately $100.0 million, or 67% of the total expected annual run-rate synergies. Our financial results for 2008 include Allied’s operating results from the date of the merger, and have not been retroactively restated to include Allied’s historical financial position or results of operations.

Our operations are national in scope, but the physical collection and disposal of waste is very much a local business; therefore, the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we can drive greater overall operating efficiency across the company, while maintaining day-to-day operating decisions at the local level, closest to the customer. We facilitate the implementation of this strategy through an organizational structure that groups our operations within a corporate, region and area structure. We manage our operations through four geographic operating segments which are also our reportable segments: Eastern, Central, Southern and Western. Due to the timing of our acquisition of Allied, management reviewed and we have presented Allied as a separate operating segment in our consolidated financial statements. Additionally, during the first quarter of 2008, we realigned our reporting segments and consolidated our previous Southwestern operations into our Western operations. The boundaries of our operating segments may change from time to time. Each of our regions is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe this structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy, and allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.

We had revenue of $3.7 billion and $3.2 billion and operating income of $283.2 million and $536.0 million for the years ended December 31, 2008 and 2007, respectively. In addition to our merger with Allied, there were a number of items that impacted our 2008 financial results. For a description of these items, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Consolidated Results of Operations included elsewhere in this Annual Report on Form 10-K.

Our presence in markets with growing populations throughout the Sunbelt, including California, Arizona and Texas, and in other domestic markets that have experienced higher than average population growth during the past several years, supports our internal growth strategy. We believe that our presence in these markets positions us to experience growth at rates that are generally higher than the industry’s overall growth rate.

We continue to focus on enhancing shareholder value by implementing our financial, operating and growth strategies as described below.

Financial Strategy

Key components of our financial strategy include our ability to generate free cash flow and sustain or improve our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of shareholder value and provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy, which includes reinvesting in capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade ratings and minimizing debt, paying cash dividends and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation.

Furthermore, we expect to generate total annual run-rate integration synergies, in connection with the merger with Allied, of approximately $150.0 million by the end of 2010, primarily by achieving greater operating efficiencies, capturing inherent economies of scale, and leveraging corporate and overhead resources. We have identified and are on track to realize $100.0 million of annual run-rate integration benefits by the end of 2009. We are confident that we will be able to realize the balance of the targeted $150.0 million in synergies in the second year following the merger despite the economic slowdown. Consequently, we have developed and implemented incentive programs that help focus our entire company on the realization of key financial metrics of increasing free cash flow, achieving targeted earnings, maintaining and improving returns on invested capital, as well as achieving integration synergies.

The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or to which we have committed, such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

We manage our free cash flow primarily by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable and accounts payable.

We have used and will continue to use our cash flow to maximize shareholder value as well as our return on investment. This includes the following:

▪	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure the highest level of service to our customers and the communities we serve. We continue to focus on innovative waste disposal processes and programs to help our customers obtain their goals around sustainability and environmentally sound waste practices. We believe that these in turn will help us achieve profitable growth.

▪	Internal Growth —

Price Growth. Growth through price increases helps ensure that we obtain an adequate return on our substantial capital investment and the business risk associated with such investment. Price increases also allow us to recover historical and current year increases in operating costs, which ultimately enhances our operating margins.

Volume Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business. We work to increase collection and disposal volumes while insuring that prices charged for such services provide an appropriate return on our capital investment.

▪	Maintain Our Credit Ratings. We believe that a key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB by Standard & Poor’s, BBB- by Fitch and Baa3 by Moody’s as of December 31, 2008. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates. As such, we intend to continue to use our free cash flow and proceeds from sale of operations to reduce our debt.

▪	Dividends. In July 2003, our Board of Directors initiated a quarterly cash dividend of $.04 per share. The dividend has been increased each year thereafter, the latest increase occurring in the third quarter of 2008, representing an average annualized growth rate of approximately 36%. Our current quarterly dividend per share is $.19. We may consider increasing our quarterly cash dividend if we believe it will enhance shareholder value.

▪	Market Growth and Optimization. Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects to support growth while achieving acceptable rates of return. We develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We also expand our existing landfill sites, when possible. We supplement this organic growth with acquisitions of operating assets, such as landfills, transfer stations, and tuck-in acquisitions of collection and disposal operations in existing markets. We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through the integration of additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets.

For certain risks related to our financial strategy, see Item 1A. Risk Factors.

Operating Strategy

We seek to leverage existing assets and revenue growth to increase operating margins and enhance shareholder value. Our operating strategy for accomplishing this goal includes the following:

▪	utilize the extensive industry knowledge and experience of our executive management team,

▪	utilize a decentralized management structure in overseeing day-to-day operations,

▪	integrate waste operations,

▪	improve operating margins through economies of scale, cost efficiencies and asset utilization,

▪	achieve high levels of customer satisfaction, and

▪	utilize business information systems to improve consistency in financial and operational performance.

▪	Experienced Executive Management Team. We believe that we have one of the most experienced executive management teams in the solid waste industry.

James E. O’Connor, who has served as our Chief Executive Officer (CEO) since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has 34 years of experience in the solid waste industry.

Donald W. Slager became our President & Chief Operating Officer (COO) upon our merging with Allied in December 2008. Prior to the merger, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President & COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. He held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 23 years of experience in the solid waste industry.

Tod C. Holmes has served as our Chief Financial Officer (CFO) since August 1998. Mr. Holmes served as our Vice President of Finance from June 1998 until August 1998 and as Vice President of Finance of our former parent company’s Solid Waste Group from January 1998 until June 1998. From 1987 to 1998, Mr. Holmes served in various management positions with Browning-Ferris Industries, Inc., including Vice President, Investor Relations from 1996 to 1998, Divisional Vice President, Collection Operations from 1995 to 1996, Divisional Vice President and Regional Controller — Northern Region from 1993 to 1995, and Divisional Vice President and Assistant Corporate Controller from 1991 to 1993. Mr. Holmes has over 21 years of experience in the solid waste industry.

Our regional senior vice presidents have an average of 21 years of experience in the industry.

▪	Merger Integration Strategy. As previously mentioned, on December 5, 2008 we completed our merger with Allied. We believe this merger is different than historical attempts to consolidate the waste industry for a number of reasons including the following:

▪	Two Mature Companies. Most previous attempts to consolidate the waste industry focused on a “roll up” strategy often involving relatively young companies solely focused on increasing revenue through acquisitions. Our merger with Allied involved two mature companies with similar business practices and performance metrics that have been developed and refined over the course of a number of years. We believe that the combination of our maturity and proven business practices and performance metrics will be a critical component of our future success.

▪	Best Practices. Our merger also affords us the opportunity to select the best tools and systems and to adopt the best practices of two successful companies. Republic has a history of financial discipline evident in the consistent generation of increasing levels of free cash flow. Allied is noted for its integrated operations and focus on procurement. We believe that our merger gives us a unique opportunity to combine the strengths of these two successful organizations and create a best-in-class waste management company.

▪	Timely and Focused Integration Process. We are acutely aware that previous acquisitions in the waste management and other industries failed because of a lack of focus on integration. As such, we began to develop our integration process and strategy in June 2008, long before our merger was consummated. Our process identified specific integration related tasks focused on all levels of the organization, especially our individual business units. We have engaged employees at all levels of the company in this process to develop a detailed integration plan and ensure that each of our employees understands their role in the process.

▪	Strong Operating Platform. The combination of Republic and Allied creates a company with a strong, national operating platform. The foundation of this platform is our large network of disposal sites. This disposal network provides us with a far stronger vertically integrated operating structure than either company would be able to achieve on its own. We believe that our improved vertically integrated operations will be a key driver of our future profitability.

▪	Complementary Operations. The overlay of our operating locations reflects another compelling attribute of our merger. We operate complementary geographies. We also share very similar cultures that are centered on a shared commitment to providing “industry-leading solid waste and environmental services that exceed our customers’ highest expectations.”

▪	Significant Synergies. We have identified approximately $150.0 million of annual run-rate synergies associated with the merger. These synergies focus on right sizing our combined corporate and field staff. They also take advantage of our complementary operations which allows us to eliminate duplicative facilities and collection routes. All of our employees are focused on the achievement of our operating strategies. In addition, certain employees whose role is considered critical will be incentivized based upon the timely achievement of our synergy goal. We believe that such incentives help to further focus our management team on increasing shareholder value.

▪	Strong Capital Structure. Unlike many other mergers or acquisitions in the waste management and other industries, Republic Services enjoys a strong capital structure and investment grade credit ratings post-merger. Our combination with Allied creates a company that will produce substantial annual free cash flow. This strong cash producing characteristic will allow us to pursue our mission of increasing shareholder value by focusing on investing in our business, paying down our debt and funding dividends.

▪	Decentralized Management Structure. We maintain a relatively small corporate headquarters staff, relying on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. Each regional management team includes a senior vice president of operations, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe that our strong regional management teams allow us to more effectively and efficiently drive our initiatives and help ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for our area management teams is primarily based on the improvement in operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

▪	Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During December 2008, subsequent to our acquisition of Allied, approximately 67% of the total volume of waste that we collected was disposed of at landfills we own or operate. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities. This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that through landfill and transfer station acquisitions, operating agreements, and market development, we have the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets through acquisitions, operating agreements and development of landfills and transfer stations, we may be able to reduce our disposal costs.

▪	Economies of Scale, Cost Efficiencies and Asset Utilization. We continue to identify and implement best practices throughout our organization with the goal of permanently improving overall operating and financial results. These best practice initiatives focus on critical areas of our operations such as landfill operations, truck routing, maintenance and related service efficiencies, purchasing and administrative activities. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for truck routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Of particular benefit are the opportunities associated with the blending of operations as a result of the Allied merger. Scheduled for completion by early 2010, these markets offer the potential for marked improvement in operating results. Generally speaking, there are significant opportunities in these markets to leverage economies of scale and the existing asset base, while realizing improved operating efficiencies. Upon the completion of the integration of Allied, our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform. In addition, our procurement initiatives ensure that we negotiate the best volume discounts for goods and services purchased, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to maximize the utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet and drivers, we use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be reduced.

▪	High Levels of Customer Satisfaction. We strive to provide the highest level of service to our customer base. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to verify that we are providing the appropriate level of service. In addition to visiting existing customers, a salesperson develops a base of prospective customers within each market. We also have municipal marketing representatives in most service areas that are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.

▪	Focus on Systems Utilization. We continue to invest in the integration and expansion of our information systems and technology platform. Our future platform will consist of best-in-class legacy systems from both Republic and Allied. Our initiatives will include customer relationship management, billing, productivity, maintenance, general ledger and human resource systems. We believe that the combination of these systems will prove to be a competitive advantage for our company.

For certain risks related to our operating strategy, see Item 1A. Risk Factors.

Growth Strategy

Our growth strategy focuses on increasing revenue, gaining market share and enhancing shareholder value through internal growth and acquisitions. We manage our growth strategy as follows:

▪	Internal Growth. Our internal growth strategy focuses on retaining existing customers and obtaining commercial, municipal and industrial customers through our well-managed sales and marketing activities.

Pricing Activities. We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in assets such as our landfills. During 2008, we continued to secure broad-based price increases across all lines of our business to offset various escalating capital and operating costs. Price increases will remain a major component of our overall future operating strategy.

Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in markets with growing populations. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. We believe it is important to have secured exclusive, long-term franchise agreements in market areas in some of the fastest growing states according to the U.S. Census Bureau, for example, Arizona, Texas and California. We believe that this positions us to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growing population markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. We provide a National Accounts program in response to the needs of our national clients, centralizing services to effectively manage their needs, such as minimizing their procurement costs. We currently have approximately 1,200 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a customer relationship management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

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

▪	Acquisition Growth. We look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses primarily on privately held solid waste companies and the waste operations of municipal and other local governmental authorities. We believe that our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately held companies’ owners and principals. We also seek to acquire operations and facilities from municipalities that are privatizing, as they seek to increase available capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. In sum, our acquisition growth strategy focuses primarily on the following:

▪	acquiring privately held businesses that position us for growth in existing and new markets,

▪	acquiring well-managed companies and, when appropriate, retaining local management, and

▪	acquiring operations and facilities from municipalities that are privatizing and publicly owned companies that are divesting of assets.

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

On December 5, 2008, we completed our merger with Allied. We expect to achieve total annual run-rate integration synergies, primarily relating to operating efficiencies, inherent economies of scale, and leveraging corporate and overhead resources of approximately $150.0 million by the end of 2010. We have identified and are on track to realize in 2009 approximately $100.0 million, or 67%, of the total expected annual run-rate synergies.

For certain risks related to our growth strategy, see Item 1A. Risk Factors.

Operations

Our operations primarily consist of the collection, transfer and disposal of non-hazardous solid waste.

▪	Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers through 400 collection companies. In 2008, 77.7% of our revenue was derived from collection services. Within the collection line of business, 33.7% of our revenue is from services provided to municipal and residential customers, 40.6% is from services provided to commercial customers, and 25.7% is from services provided to industrial and other customers.

Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by considerations such as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility, and the cost of disposal.

We also provide waste collection services to industrial and construction facilities on a contractual basis with terms ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and home building sectors. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

We also provide recycling services in certain markets in compliance with local laws or the terms of our franchise agreements. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

▪	Transfer and Disposal Services. We own or operate 242 transfer stations. We deposit waste at these transfer stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities.

As of December 31, 2008, we owned or operated 213 active landfills, which had approximately 36,900 permitted acres and total available permitted and probable expansion disposal capacity of approximately 4.9 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, no assurances can be made that all proposed or future expansions will be permitted as designed.

We also have responsibility for 126 closed landfills, for which we have associated closure and post-closure liabilities.

▪	Recycling Facilities and Other Services. We own or operate 78 materials recovery facilities and other recycling operations. These facilities sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties, and the non-recyclable waste is disposed of at landfills or incinerators.

Sales and Marketing

We seek to provide quality services that will enable us to maintain high levels of customer satisfaction. We derive our business from a broad customer base, which we believe will enable us to experience stable growth. We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.

We employ approximately 1,200 sales and marketing employees. Our sales and marketing strategy is to provide high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

Most of our marketing activity is local in nature. However, we also provide a National Accounts program in response to the needs of some of our national and regional customers. Our National Accounts program is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with our national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals and provide customized reporting. The National Accounts program centralizes services to effectively manage customer needs, while helping minimize procurement costs. With our extended geographic reach, our national program effectively serves 40 states and Puerto Rico. As industry leaders, our mission is to utilize our strengths and expertise to exceed customer expectations by consistently delivering the best national program available.

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

Competition in the non-hazardous solid waste industry comes from a few large, national publicly owned companies, including Waste Management, Inc. (Waste), several regional publicly and privately owned solid waste companies, and thousands of small privately owned companies. In any given market, competitors may have larger operations and greater resources. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

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

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are generally required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate, and these permits are subject to revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or stormwater discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local environmental, public and occupational health and safety agencies and authorities administer these regulations.

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

Federal Regulation. The following summarizes the primary environmental, public and occupational health and safety-related statutes of the United States that affect our facilities and operations:

(1)	The Solid Waste Disposal Act, as amended, including the Resource Conservation and Recovery Act (RCRA). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which had not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit to the EPA a permit program designed to implement Subtitle D regulations by April 9, 1993. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Our failure to comply with the environmental requirements of federal, state and local authorities at any of our locations may lead to temporary or permanent loss of an operating permit.

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

(2)	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes” but can also be based upon the existence of small quantities of more than 700 “substances” characterized by the EPA as “hazardous,” many of which may be found in common household waste.

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

Liability under CERCLA is not dependent on the intentional disposal of hazardous waste. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of thousands of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous waste as such, it is possible that one or more hazardous substances may have been deposited or “released” at landfills or other properties owned by third parties where we have transported to and disposed of waste or at our landfills or at other properties which we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition or results of operations.

(3)	The Federal Water Pollution Control Act of 1972, as amended (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and discharges from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects wetlands must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

(4)	The Clean Air Act, as amended (the Clean Air Act). The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill is required to have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas.

(5)	The Occupational Safety and Health Act of 1970, as amended (OSHA). OSHA authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are or have been under consideration by the U.S. Congress and the EPA, respectively.

In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These permits and approvals may be difficult and time-consuming to obtain and to operate in compliance with, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to modification, non-renewal and revocation by the issuing agency. In connection with our acquisition of existing landfills, it may be and on occasion has been necessary for us to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

Many of our facilities own and operate underground storage tanks which are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal, and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet all applicable regulations. If underground storage tanks we own or operate leak, we could be liable for response costs and, if the leakage migrates onto the property of others, we could be liable for damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Finally, with regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various states and local government authorities have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdiction lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste was unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposed an impermissible burden upon interstate commerce, and, therefore, was unconstitutional. In 2007, the Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly owned waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may, in some cases, cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal, thereby adversely affecting our operations.

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

Liability Insurance and Bonding

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence or other wrongdoing in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that such environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and while we have, subject to limitations and exclusions, substantial liability insurance, no assurance can be given that we will not be exposed to uninsured liabilities which could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Employees

As of December 31, 2008, we employed approximately 35,000 full-time employees, approximately 27% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes that we have good relations with our employees.

Compensation

We believe that our compensation program effectively aligns our field and corporate management team with our overall goal of generating increasing amounts of free cash flow while achieving targeted earnings and returns on invested capital. This is done by utilizing simple and measurable metrics on which incentive pay is based. At the field level, these metrics are based on free cash flow, earnings and return on invested capital for each manager’s geographic area of responsibility. Great effort is taken to ensure that these goals agree with our overall goals. Incentive compensation at the corporate level is based on the obtainment of our overall goals. Furthermore, in conjunction with the merger with Allied, we have developed integration metrics to be achieved by our executive management team and key employees based upon targeted annual run-rate synergies of approximately $150.0 million by the end of 2010. In addition, certain field and corporate employees also participate in a long-term incentive program. We believe this program aligns our short- and long-term goals and helps ensure that our long-term success is not sacrificed for the obtainment of short-term goals.

Availability of Reports and Other Information

Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (SEC). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charters of the Nominating and Corporate Governance Committee, Audit Committee, Integration Committee and Compensation Committee of the Board of Directors. In addition, the SEC website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this document. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

In 2008, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the corporate governance listing standards of that exchange. In addition, our CEO and CFO filed with the SEC all required certifications regarding the quality of our disclosures in our fiscal 2008 SEC reports, including the certifications required to be filed with this Annual Report on Form 10-K. There were no qualifications to these certifications.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “intend,” “should,” “can,” “likely,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger, our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties, including the risks set forth below in these risk factors, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

In light of these risks, uncertainties, assumptions and factors, the results anticipated by the forward-looking statements discussed in this Annual Report on Form 10-K may not occur. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We may experience difficulties integrating Allied’s business.

Achieving the anticipated benefits of the merger with Allied will depend significantly on whether we can integrate Allied’s business in an efficient and effective manner. Although Republic and Allied were able to conduct some planning regarding the integration of the two companies prior to the merger, we might not have determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, information systems and facilities, and addressing possible differences in business backgrounds, corporate cultures and management philosophies, may increase the difficulties of integration. We and Allied operate numerous systems and controls, including those involving information management, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of operations following the merger will require the dedication of significant management and external resources, which may temporarily distract management’s attention from our day-to-day business and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt our business. The inability of our management to successfully and timely integrate the operations of Republic and Allied could have a material adverse effect on the business and results of operations of the combined company.

We may not realize the anticipated synergies and related benefits from the merger with Allied fully or within the timing anticipated.

We entered into the merger agreement with Allied because we believe that the merger will be beneficial to our stockholders primarily as a result of the anticipated synergies resulting from the combined operations. We may not be able to achieve the anticipated operating and cost synergies or the long-term strategic benefits of the merger fully or within the timing anticipated. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after an acquisition, and possibly longer, the benefits from the acquisition will be offset by the costs incurred in integrating the businesses and operations. The inability to realize the full extent of, or any of, the anticipated synergies or other benefits of the merger, or our encountering delays in the integration process (which may delay the timing of such synergies or other benefits), could have a material adverse effect on our business and results of operations.

Future expenses resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the merger.

In accordance with GAAP, we are considered the acquirer of Allied for accounting purposes. We have accounted for the merger using the purchase method of accounting. There may be future expenses related to the acquisition that are required to be recorded in our earnings that could adversely affect the market value of our common stock following the completion of the merger. Under the purchase method of accounting, we have allocated the total purchase price to the assets (including identifiable intangible assets) and liabilities acquired from Allied based on their fair values as of the effective date of the merger, and we have recorded the excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, and for our capping, closure and post-closure asset retirement obligations, revaluing them to their fair values as of the merger completion date will result in additional depreciation, depletion and amortization and accretion expense that will exceed the combined amounts recorded by Republic and Allied prior to the merger. Interest expense will increase significantly as a result of revaluing Allied’s debt and other long-term liabilities, including, for example, self-insurance reserves and environmental liabilities. In addition, as discussed in the following risk factor, to the extent the value of goodwill or other intangible assets were to become impaired after the merger, we may incur material non-cash charges to our results of operations.

Our goodwill and other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from the merger with Allied. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we evaluate this goodwill for impairment based on the fair values of each of our operating segments. The estimated fair value of our operating segments could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization, or in general economic conditions. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

We may incur significant unexpected transaction- and integration-related costs in connection with the merger.

We have incurred and may continue to incur costs associated with combining the operations of Republic and Allied, including charges and payments to some employees pursuant to “change in control” contractual obligations. The substantial majority of these expenses resulting from the merger are comprised of transaction costs related to the merger, facilities and systems consolidation costs, and employee-related costs. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses or may result from the application of purchase accounting used to effectuate the merger. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental transaction- and other integration-related costs in the near term.

The timing of and proceeds received from the mandatory divestiture of certain assets of the company may result in additional expenditures of money and resources or reduce the benefit of the merger.

Completion of the merger is predicated on divesting of certain assets as required by the Antitrust Division of the DOJ under the HSR Act. In February 2009, we announced an agreement with Waste Connections, Inc. to sell them a majority of the assets we are required to divest. The assets being divested to Waste Connections include six municipal solid waste landfills, six collection operations and three transfer stations across seven markets. This transaction is subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009. However, the timing of and proceeds we will receive from the divestiture to Waste Connections and the divestiture of the remaining assets as required by the DOJ cannot be predicted. Delays in divesting of these assets may result in additional expenditures of money and resources which would reduce the financial benefit we expect from the merger. In addition, the amount of proceeds received from such divestitures cannot be guaranteed. An unanticipated shortfall in proceeds may limit our ability to execute our financial strategy, including repaying our debt.

We have substantial indebtedness as a result of the merger, which may limit our financial flexibility.

As of December 31, 2008, we have approximately $7.7 billion in total debt outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other restrictive covenants of our debt instruments. Further, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, reducing dividends, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

The downturn in the U.S. economy may have an adverse impact on our operating results.

A weak economy generally results in decreases in the volumes of waste generated. In the past, weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenue and operating cash flows. Previous economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing and construction industries and our proceeds from sales of recycled commodities. As a result of the global economic crisis, we may experience the negative effects of increased competitive pricing pressure and customer turnover as well. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our results of operations or cash flows. Further, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our results of operations or cash flows.

The downturn in the U.S. economy may expose us to credit risk for amounts due from governmental agencies, large national accounts and others.

The weak U.S. economy has reduced the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, the weak economy may cause other customers, including our large national accounts, to suffer financial difficulties and ultimately be unable or unwilling to pay amounts owed to us. This could have a negative impact on our results of operations and cash flows.

The downturn in the U.S. economy and in the financial markets could expose us to counter-party risk associated with our derivatives.

To reduce our exposure to fluctuations in various commodities and interest rates, we have entered into a number of derivative agreements. These derivative agreements require us or the counter-party to such agreements to make payments to the other party if the price of certain commodities or interest rates exceed a specified amount. A continued downturn in the U.S. economy or in the financial markets could adversely impact the financial stability of the counter-parties with which we do business, potentially limiting their ability to fulfill their obligations under our derivative agreements. This could have a negative impact on our results of operations and cash flows.

The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.

We principally compete with large national waste management companies, municipalities and numerous regional and local companies for collection and disposal accounts. Competition for collection accounts is primarily based on price and the quality of services. Competition for landfill business is primarily based on disposal costs, geographic location and quality of operations. Some of our competitors may have greater financial and operational resources than us. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills may also be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets. If we were to lower prices to address these competitive issues, it could negatively impact our revenue growth and profitability.

Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.

We compete for collection accounts primarily on the basis of price and the quality of services. In addition, we seek to secure price increases necessary to offset increased costs (including fuel costs), to improve operating margins and to obtain adequate returns on our substantial investments in assets such as our landfills. From time to time, our competitors may reduce the price of their services in an effort to expand their market share. Contractual, general economic or market-specific conditions may also limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. We may also lose volume to lower-cost competitors.

Increases in the cost of fuel or oil will increase our operating expenses, and there can be no assurance that we will be able to recover fuel or oil cost increases from our customers.

Our operations are dependent on fuel to run our collection and transfer trucks and other equipment used for collection, transfer, and disposal. We buy fuel in the open market. Fuel prices are unpredictable and can fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries, and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, and regional production patterns. We may not be able to offset such volatility through fuel surcharges. For example, our fuel costs were $235.3 million in 2008, representing 9.7% of our cost of operations compared to $180.3 million in 2007, representing 9.0% of our cost of operations. This increase primarily reflects an increase in the price of fuel.

In addition, regulations affecting the type of fuel our trucks use are changing and could materially increase the cost and consumption of our fuel. Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our revenue, operating income and cash flows.

We process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our future revenue, operating income and cash flows.

Adverse weather conditions may limit our operations and increase the costs of collection and disposal.

Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), may interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.

We currently have matters pending with the DOJ and Internal Revenue Service (IRS), which could result in large cash expenditures and could have a material adverse impact on our operating results and cash flows.

As a result of the merger with Allied, we are currently under examination by the IRS with regard to Allied’s federal income tax returns for tax years 2000 through 2006.

An Allied subsidiary, Browning-Ferris Industries, LLC (BFI, f/k/a Browning-Ferris Industries, Inc.), currently has a tax matter in litigation for the tax years ended September 30, 1997 through July 30, 1999 related to a capital loss deduction. A portion of this loss was subsequently carried forward to Allied’s 1999 through 2002 tax years. We are currently engaged in two refund suits related to this matter. The BFI tax years September 30, 1997 through July 30, 1999 are currently before the U.S. Court of Federal Claims, while the Allied tax year ended December 31, 1999 is currently before the U.S. District Court of Arizona. All future tax years impacted by the BFI capital loss deduction and subsequent carryforward by Allied are presently in various stages of the IRS examination or appeals process. Any resolution or final determination on the merits for an earlier tax year will also resolve the issue for all subsequent periods.

During its examination of Allied’s 2002 tax year, the IRS asserted that a 2002 redemption of four partnership interests in waste-to-energy businesses should have been recharacterized as disguised sale transactions. This issue is currently before the Appeals Division of the IRS.

For both of the matters described above, the potential tax and interest through December 31, 2008 (to the extent unpaid) has been fully reserved for in our consolidated balance sheet. A disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. In addition, for the capital loss deduction matter described above, the potential penalty and penalty-related interest through December 31, 2008 has also been fully reserved for in our consolidated balance sheet. The successful assertion by the IRS of penalty and penalty-related interest in this matter would not materially affect our consolidated results of operations; however, a payment of penalty and penalty-related interest would adversely impact our cash flows in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalty and penalty-related interest in connection with Allied’s 2002 exchange of partnership interests could have a material adverse impact on our consolidated results of operations and cash flows.

Additionally, during its examination of Allied’s 2000 through 2003 tax years, the IRS proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally emitted from landfills. The IRS’ position is that the methane gas emitted by a landfill constitutes a joint product resulting from landfill operations and, therefore, associated costs should not be expensed until the methane gas is sold or otherwise disposed. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

For additional information on these matters, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.

Other matters may also arise in the course of tax audits that could adversely impact our consolidated financial condition, results of operations or cash flows.

We may be unable to execute our financial strategy.

Our ability to execute our financial strategy is dependent on our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control. There can be no assurance that we will be able to maintain our investment grade ratings in the future. Our interest expense would increase and our ability to obtain financing on favorable terms may be adversely affected should we fail to maintain investment grade ratings.

Our financial strategy is also dependent on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, reduce indebtedness and minimize borrowings, and take other actions to enhance shareholder value. There can be no assurance that we will be successful in executing our broad-based pricing program, that we will generate sufficient cash flow to execute our financial strategy, that we will be able to pay cash dividends at our present rate or that we will be able to increase the amount of such dividends.

A downgrade in our bond ratings could adversely affect our liquidity by increasing the cost of debt and financial assurance instruments.

While downgrades of our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our cost of debt and liquidity over the near to medium term. If the rating agencies downgrade our debt, this may increase the interest rate we must pay to issue new debt, and it may even make it prohibitively expensive for us to issue new debt. If our debt ratings are downgraded, future access to financial assurance markets at a reasonable cost, or at all, also may be adversely impacted.

The solid waste industry is a capital-intensive industry and the amount we spend on capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.

Our ability to remain competitive and to grow and expand our operations largely depends on our cash flow from operations and access to capital. If our capital efficiency programs are unable to offset the impact of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we expend on capital, capping, closure, post-closure and environmental remediation expenditures will increase. Our cash needs will also increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.

Further, federal regulations have tightened the emission standards on class A vehicles, which includes the collection vehicles we purchase. As a result, we could experience an increase in capital costs and a reduction in operating efficiency. This could also cause an increase in vehicle operating costs. We may reduce the number of vehicles we purchase until manufacturers adopt the new standards to increase efficiency.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

There can be no assurance that we will successfully obtain or maintain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities, maintaining permits for our facilities or expanding existing facilities. Our failure to obtain the required permits to operate our non-hazardous solid waste landfills could have a material adverse impact on our future results of operations or cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our landfills, either of which could significantly increase our waste disposal costs.

The waste industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

If we inadequately accrue for landfill capping, closure and post-closure costs, our financial condition and results of operations may be adversely affected.

A landfill must be closed and capped, and post-closure maintenance commenced once the permitted capacity of the landfill is reached and additional capacity is not authorized. We have significant financial obligations relating to capping, closure and post-closure costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated disposal facilities. We establish accruals for the estimated costs associated with capping, closure and post-closure financial obligations. We could underestimate such accruals, and our financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a shortfall could result in significant unanticipated charges to income. Additionally, if a landfill is required to be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure and post-closure could be required to be accelerated, which could have a material adverse impact our results of operations and cash flows.

We cannot assure you that we will continue to operate our landfills at currently estimated volumes due to the use of alternatives to landfill disposal caused by state requirements or voluntary initiatives.

Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling, or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Although such actions are useful in protecting our environment, these actions, as well as voluntary private initiatives by customers to reduce waste or seek disposal alternatives, have and may in the future reduce the volume of waste going to landfills in certain areas. If this occurs, there can be no assurance that we will be able to operate our landfills at their current estimated volumes or charge current prices for landfill disposal services due to the decrease in demand for such services.

The possibility of landfill and transfer station site development projects, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge to income.

We capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development or expansion project is not completed or is determined to be impaired, we will charge any unamortized capitalized expenditures to income relating to such facility or project that we are unable to recover through sale, transfer or otherwise. In future periods, we may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse impact on our financial condition and results of operations.

We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.

Complying with laws and regulations governing the use, treatment, storage, transfer and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. There can be no assurance that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for capping, closure and post-closure, and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

Our collection, transfer, and landfill operations are, and may in the future continue to be, affected by state or local laws or regulations that restrict the transportation of solid waste across state, county or other jurisdictional lines. Such laws and regulations could negatively affect our operations resulting in declines in landfill volumes and increased costs of alternate disposal.

In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who may allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging environmental damage, personal injury or property damage. As a result, we may be required to pay fines or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We establish accruals for our estimates of the costs associated with our environmental obligations. We could underestimate such accruals and remediation costs could exceed amounts accrued. Such shortfalls could result in significant unanticipated charges to income.

We may have potential environmental liabilities that are not covered by our insurance. Changes in insurance markets may also impact our financial results.

We may incur liabilities for the deterioration of the environment as a result of our operations. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Also, due to the variable condition of the insurance market, we may experience future increases in self-insurance levels as a result of increased retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

Despite our efforts, we may incur additional hazardous substances liability in excess of amounts presently known and accrued.

We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance,” on parties who were site owners and operators at the time hazardous substance(s) was disposed of, and on persons who arrange for the disposal of such substances at the facility (i.e., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability under CERCLA or similar laws in excess of our current reserves because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies we have acquired. Actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and cash flows.

We may be unable to manage our growth effectively.

Our growth strategy places significant demands on our financial, operational and management resources. In order to continue our growth, we may need to add administrative and other personnel, and will need to make additional investments in operations and systems. There can be no assurance that we will be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

We may be unable to execute our acquisition growth strategy.

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with those of acquired companies may present significant challenges to our management. In addition, competition among our competitors for acquisition candidates may prevent us from acquiring certain acquisition candidates. As such, we cannot assure you that:

▪	Desirable acquisition candidates exist or will be identified,

▪	We will be able to acquire any of the candidates identified,

▪	We will effectively consolidate companies we acquire, or

▪	Any acquisitions will be profitable or accretive to our earnings.

If any of the aforementioned factors force us to alter our growth strategy, our growth prospects could be adversely affected.

Businesses we acquire may have undisclosed liabilities.

In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual, as a successor owner we may be responsible for such undisclosed liabilities. We expect to try to minimize our exposure to such liabilities by obtaining indemnification from each of the sellers of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, there can be no assurance that we will be able to obtain indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

Our consolidated financial statements are based on estimates and assumptions that may differ from actual results.

Our consolidated financial statements have been prepared in accordance with GAAP and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items requiring management to make subjective or complex judgements about matters that are inherently uncertain include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, employee benefit and pension plans, deferred taxes, uncertain tax positions and self-insurance.

There can be no assurance that the liabilities recorded for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes to or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to management.

The introduction of new accounting rules, laws or regulations could adversely impact our results of operations.

Complying with new accounting rules, laws or regulations could adversely impact our financial condition, results of operations or funding requirements, or cause unanticipated fluctuations in our results of operations in future periods.

We may be subject to workforce influences, including work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2008, approximately 27% of our workforce was represented by various local labor unions. If, in the future, our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our results of operations and cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be materially and adversely impacted due to the potential for increased operating costs.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to at least 25 multi-employer pension plans covering at least 22% of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 requires under-funded pension plans to improve their funding ratios. We do not have current plan financial information for the multi-employer plans to which we contribute but, based on the information available to us, we believe that some of them are under-funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a mass withdrawal of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. There can be no assurance that there will not be a termination of, or mass withdrawal of employers contributing to, any of the multi-employer pension plans to which we contribute or that, in the event of such a termination or mass withdrawal, the amounts we would be required to contribute would not have a material adverse impact on our results of operations or cash flows.

The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions, and may have a material adverse impact on our results of operations and cash flows.

We sponsor a defined benefit pension plan which is funded with trustee assets invested in a diversified portfolio of debt and equity securities. Our costs for providing such benefits and related funding requirements are subject to changes in the market value of plan assets. The recent significant decline in the markets resulted in our recording a value for the plan assets that significantly differed from the plan asset value Allied had recorded in its financial statements prior to the merger. A continuation or further decline in the value of these investments could increase our pension expenses and related funding requirements in the future. Additionally, our pension expenses and related funding requirements are also subject to various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, interest rates and other factors. A significant increase in our pension obligations and funding requirements could have a material adverse impact on our results of operations and cash flows.

The loss of key personnel could have material adverse effect on our financial condition, results of operations and growth prospects.

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

Our corporate headquarters is located at 18500 North Allied Way, Phoenix, Arizona 85054 where we currently lease approximately 145,000 square feet of office space. We also maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2008, we owned or operated 400 collection companies, 242 transfer stations, 213 active solid waste landfills and 78 recycling facilities within 40 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 110,200 acres, including approximately 36,900 permitted acres. We also own or have responsibilities for 126 closed landfills. We believe that our property and equipment are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in routine judicial and administrative proceedings that arise in the ordinary course of business and that relate to, among other things, personal injury or property damage claims, employment matters and commercial and contractual disputes. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are also often routinely a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations or liabilities. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage, or violations of the permits and licenses pursuant to which we operate.

We are subject to various federal, state and local tax rules and regulations. These rules are extensive and often complex, and we are required to interpret and apply them to our transactions. Positions taken in tax filings are subject to challenge by taxing authorities. Accordingly, we may have exposure for additional tax liabilities if, upon audit, any positions taken are disallowed by the taxing authorities.

The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as identified below, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated, financial position, results of operations or cash flows.

Litigation Related to the Merger with Allied

On July 25, 2008, a putative class action was filed, and on August 15, 2008 was amended, in the Court of Chancery of the State of Delaware by the New Jersey Carpenters Pension and the New Jersey Carpenters Annuity Funds against us and the members of our Board of Directors, individually.

On August 21, 2008, a second putative class action was filed in the Court of Chancery of the State of Delaware by David Shade against us, the members of Republic’s Board of Directors, individually, and Allied. On September 22, 2008, the New Jersey Carpenters and the Shade cases were consolidated by the Court of Chancery, and on September 24, 2008, the plaintiffs in the Delaware case, now known as In Re: Republic Services Inc. Shareholders Litigation, filed a verified consolidated amended class action complaint in the Court of Chancery of the State of Delaware.

On September 5, 2008, a putative class action was filed in the Circuit Court in and for Broward County, Florida, by the Teamsters Local 456 Annuity Fund against us and the members of Republic’s Board of Directors, individually.

Both the Delaware consolidated action and the Florida action were brought on behalf of a purported class of our stockholders and primarily sought, among other things, to enjoin the proposed transaction between Republic and Allied, as well as damages and attorneys’ fees. The actions also sought to compel us to accept the unsolicited proposals made by Waste, or at least compel our Board of Directors to further consider and evaluate the Waste proposals, which proposals were subsequently withdrawn.

On September 24, 2008, the defendants in the Florida litigation filed a Motion to Stay or to Dismiss the lawsuit in light of the consolidated Delaware class action.

On October 17, 2008, plaintiffs in the consolidated Delaware action filed a motion for a preliminary injunction seeking to require the defendants to make certain additional disclosures prior to the stockholder vote on the merger.

On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. As part of this memorandum of understanding, we agreed to make certain additional disclosures to our stockholders and such disclosures were made by us in our Current Report on Form 8-K filed with the SEC on October 30, 2008. As of January 16, 2009, following completion of certain confirmatory discovery by counsel to plaintiffs, the parties executed a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including court approval following notice to our stockholders. The stipulation of settlement provides that a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, our rejections of the unsolicited Waste proposals, and any disclosures made in connection therewith. The stipulation of settlement also provides that plaintiffs’ counsel may petition the court for an award of attorneys’ fees and expenses to be paid by us. On February 20, 2009, the court preliminarily approved the settlement agreed to in the stipulation and set a final hearing to consider the fairness of the settlement for May 19, 2009. There can be no assurance that the court will approve the settlement agreed to in the stipulation of settlement. In such event, the settlement may be terminated.

On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.

Landfill and Environmental

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site, and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties.

Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have liabilities recorded for environmental matters as of December 31, 2008 of approximately $389.9 million. It is reasonably possible that we could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial position, results of operations or cash flows. For more information about our potential environmental liabilities see Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K.

Countywide Matter

On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. We also paid approximately $.7 million in sanctions to comply with the F&Os during the three months ended March 31, 2007. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.

Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also is in the process of constructing an additional “fire” break under the authority and supervision of the EPA.

We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.0 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized.

We believe that we have performed or are diligently performing all actions required under the F&Os and the AOC and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.

We are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the other required remedial actions.

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements, and reasonable attorney and expert witness fees. We intend to vigorously defend against the plaintiffs’ allegations.

Sunrise Matter

On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We were also assessed $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries.

It is reasonably possible that we will need to adjust the remediation liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Luri Matter

On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgement interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgement interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgement interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.

Forward Matter

On November 23, 2005, Allied received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit (the District Attorney), alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), its wholly owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover,” (ii) exceeded the daily and weekly tonnage intake limits, (iii) allowed a concentration of methane gas well in excess of 5 percent, or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq, by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On October 1, 2008, the District Attorney served suit against Allied alleging violations of the California Business and Professional Code sections 17200, et seq. and is seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.

Sycamore Matter

On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary, Allied Waste Sycamore Landfill, LLC (Sycamore Landfill), in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia is seeking injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statutes as well to eliminate all common law public nuisances, and is seeking monetary sanctions of up to $25,000 per day for each violation. We are currently negotiating a settlement with the State which we believe will include monetary sanctions below $200,000.

20 Atlantic Avenue Matter

On October 3, 2008, a jury in federal district court in Boston, Massachusetts, returned a verdict in favor of the plaintiff and against the defendant, Allied, in a breach of contract action. The jury concluded that, between 1997 and 2002, Allied had failed to deliver as much fiber recyclables as required under a contract and the jury stated that damages were approximately $10.4 million. Under applicable law, prejudgment interest of 12% per year (approximately $10.5 million through December 31, 2008) is automatically added to the verdict amount when judgment is entered by the court. The jury verdict did not address all the claims pending in the lawsuit. A hearing before the judge on some of the remaining claims was scheduled to begin January 6, 2009. On January 5, 2009, the parties reached a settlement in which all claims in the lawsuit will be dismissed in exchange for a payment of $18.0 million from us to the plaintiff, which we have recorded as a liability. The payment will be made in three installments during the first three quarters of 2009 and the second and third installments will bear interest at 3% per annum.

Carter Valley Matter

On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on us seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of our time to respond to the subpoena, and there were no further communications between us and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondeat superior. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties may not be more than the greatest of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We intend to meet with the DOJ as soon as practicable to discuss the government’s investigation and understand the basis for the government’s belief that our employees violated RCRA.

Tax Matters

We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico as well as income tax in multiple state jurisdictions. We acquired Allied’s open tax periods as part of the acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2006. We are also engaged in tax litigation as a result of our risk management companies. These matters are further discussed below.

Risk Management Companies

Prior to Allied’s acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900.0 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.

On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. Allied protested the disallowance to the Appeals Office of the IRS in August 2002.

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 Allied paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. Allied also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC). The government thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on Allied’s suit for refund.

In July 2006, while the CFC case was pending, Allied discovered what it construed to be a jurisdictional defect in the case that could have prevented its recovery of the refund amounts claimed even if Allied would have been successful on the underlying merits. Accordingly, in September 2006, Allied filed a motion to dismiss the case without prejudice on jurisdictional grounds. In March 2007, the CFC granted Allied’s motion dismissing the case. Thereafter, in July 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Federal Circuit). In April 2008, the Federal Circuit reversed the lower court’s decision and remanded the case back to the CFC for further proceedings. In May 2008, Allied filed a petition for panel rehearing with the Federal Circuit, requesting that the court reconsider its ruling. In June 2008, the Federal Circuit denied Allied’s petition.

In December 2008, a hearing was held in the CFC. At this hearing, we informed the judge of our intention to withdraw our suit from the CFC in order to continue to litigate the merits of our position in the U.S. District

Court of Arizona. We believe the decisional law applicable to this matter is more favorable to taxpayers in the U.S. District Court of Arizona than in the CFC.

To expedite the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty-related interest of approximately $11.0 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and related interest relating to the 1997 through 1999 BFI tax years. As a result, we have paid all tax, interest, and penalty related to the 1997 through 1999 BFI tax years, which are the tax years under CFC jurisdiction. If, in response to our decision to withdraw our suit from the CFC, the court issues an order dismissing the case with prejudice, the tax, interest and penalty amounts paid by us will not be recoverable in any subsequent action. However, if the court issues an order dismissing the case without prejudice, we will not be entirely prevented from asserting a claim contesting the IRS tax adjustment applicable to the 1997 through 1999 BFI tax years and seeking the recovery of some or all of the tax, interest and penalty amounts previously paid, although some of our claim may be barred by the applicable statute of limitations.

In addition, Allied has a second refund suit currently pending in Arizona. In August 2008, Allied received from the IRS a Statutory Notice of Deficiency (Notice) related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. Because of the high rate of interest associated with this matter, Allied previously paid all tax and interest related to this tax year. Consequently, the Notice related only to the IRS’ asserted penalty for Allied’s 1999 tax year. On October 30, 2008, Allied filed a suit for refund in the U.S. District Court of Arizona. We anticipate that the DOJ will file a counterclaim for the asserted penalty and consequently the IRS will suspend collection of the penalty, as occurred in connection with the CFC action. However, there can be no assurance that the IRS will suspend collection efforts.

If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $457.0 million related to federal taxes, state taxes and interest, and, approximately $164.0 million related to penalty and penalty-related interest. These amounts have been fully accrued on our consolidated balance sheet, and disallowance would not materially affect our consolidated results of operations; however, a payment beyond the amounts already paid would adversely impact our cash flows in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we have previously paid the IRS and various state tax authorities $369.0 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we have paid approximately $11.0 million of penalty and penalty-related interest for our refund suit in the CFC. Although we have fully accrued all tax, interest, penalty and penalty-related interest relating to this matter, we intend to vigorously pursue our claim for refund of the tax and interest and our defense to the IRS’ claims for penalties and penalty-related interest. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156.0 million plus accrued interest through December 31, 2008 of approximately $48.0 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalties or penalty-related interest) of a full adjustment for this matter have been fully reserved on our consolidated balance sheet at December 31, 2008. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated cash flows and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2008, our stockholders voted to approve our merger with Allied Waste Industries, Inc. at a special meeting held for that purpose.

Results of the voting at that meeting are as follows:

	Affirmative	Against	Abstentions

(1) To issue shares of Republic common stock and other securities convertible into or exercisable for shares of Republic common stock, contemplated by the Agreement and Plan of Merger, dated as of June 22, 2008, as amended July 31, 2008, among Republic, RS Merger Wedge, Inc,, a wholly owned subsidiary of Republic, formed for the purpose of the merger, and Allied Waste Industries, Inc.	141,728,743	297,976	156,165

(2) To adjourn the Special Meeting, if necessary, to solicit additional proxies in favor of the foregoing proposal	134,081,897	8,068,370	32,617

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock trades on the New York Stock Exchange.

In January 2007, our Board of Directors approved a 3-for-2 stock split effective on March 16, 2007 for stockholders of record on March 5, 2007. Our share and per share amounts have been retroactively restated to reflect the stock split.

The following table sets forth the range of the high and low sale prices of our common stock and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

Year Ended December 31, 2008:
First Quarter	$32.00	$27.30	$.1700
Second Quarter	34.44	29.09	.1700
Third Quarter	36.52	27.29	.1900
Fourth Quarter	29.96	18.25	.1900
Year Ended December 31, 2007:
First Quarter	$29.67	$26.22	$.1067
Second Quarter	31.09	27.05	.1067
Third Quarter	33.26	27.93	.1700
Fourth Quarter	35.00	30.90	.1700

There were approximately 930 record holders of our common stock at February 19, 2009, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In February 2009, our Board of Directors declared a regular quarterly dividend of $.19 per share for stockholders of record on April 1, 2009. We expect to continue to pay quarterly cash dividends, and we may consider increasing our quarterly cash dividends if we believe it will enhance shareholder value.

We have the ability under our credit facilities to pay dividends and repurchase our common stock subject to our compliance with the financial covenants in our credit facilities. As of December 31, 2008, we were in compliance with the financial covenants of our credit facilities.

Issuer Purchases of Equity Securities

From 2000 through 2008, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which 4.6 million shares were acquired during 2008 for $138.4 million. We suspended our share repurchase program in the second quarter of 2008 due to the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until our credit statistics return to pre-merger levels.

Recent Sales of Unregistered Securities

None

Performance Graph

The following performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index), the Dow Jones Waste & Disposal Services Index (DJW&DS Index) and to an index of peer companies as described below.

The merger with Allied in December 2008 resulted in the following changes to our performance comparison:

▪	We are part of the S&P 500 Index, post merger, therefore, as required by applicable SEC rules, we replaced the NYSE Composite Index comparison with the S&P 500 Index, and

▪	We are using the DJW&DS Index to replace the peer group index we used last year. The prior peer group index consisted of Waste and Allied only. Since December 5, 2008, Allied has been our subsidiary as a result of the merger. We believe that comparing ourselves to a single competitor (Waste) going forward would not be meaningful. We believe that the numerous and diversified companies represented by the DJW&DS index provides a more relevant comparison. For purposes of preserving the prior year index we included Allied through the end of November 2008, which approximates the merger date.

The graph covers the period from December 31, 2003 to December 31, 2008 and assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2003 and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

Indexed Returns For Years Ending

	December 31,
	2003	2004	2005	2006	2007	2008

Republic Services, Inc.	$100.00	$132.45	$113.61	$109.91	$117.71	$81.14
S&P 500 Stock Index	100.00	110.88	104.91	115.80	105.49	63.00
DJW&DS Index	100.00	103.45	106.06	122.88	104.58	93.91
Prior Peer Group	100.00	85.33	99.18	132.41	90.46	101.13	(1)

(1)	Includes Allied through November 28, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Our merger with Allied was effective December 5, 2008 and has been accounted for as an acquisition of Allied by Republic. The consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position or results of operations. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired being recorded as goodwill.

Our shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods prior to 2007 to reflect a 3-for-2 stock split in the form of a stock dividend that was effective on March 16, 2007.

See Notes 1, 2, 3, 8, 9, 10 and 11 of the notes to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, assets held for sale, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future (in millions, except per share amounts).

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenue	$3,685.1	$3,176.2	$3,070.6	$2,863.9	$2,708.1
Expenses:
Cost of operations	2,416.7	2,003.9	1,924.4	1,803.9	1,714.4
Depreciation amortization and depletion	354.1	305.5	296.0	278.8	259.4
Accretion	23.9	17.1	15.7	14.5	13.7
Selling, general and administrative	434.7	313.7	315.0	289.5	268.3
Asset impairments	89.8	—	—	—	—
Restructuring charges	82.7	—	—	—	—

Operating income	283.2	536.0	519.5	477.2	452.3
Interest expense	(131.9)	(94.8)	(95.8)	(81.0)	(76.7)
Interest income	9.6	12.8	15.8	11.4	6.9
Other income (expense), net	(1.6)	14.1	4.2	1.6	1.2

Income before income taxes	159.3	468.1	443.7	409.2	383.7
Provision for income taxes	85.4	177.9	164.1	155.5	145.8
Minority interests	.1	—	—	—	—

Net income	$73.8	$290.2	$279.6	$253.7	$237.9

Basic earnings per share:
Basic earnings per share	$.38	$1.53	$1.41	$1.23	$1.10

Weighted average common shares outstanding	196.7	190.1	198.2	207.0	217.3

Diluted earnings per share:
Diluted earnings per share	$.37	$1.51	$1.39	$1.20	$1.08

Weighted average common and common equivalent shares outstanding	198.4	192.0	200.6	210.8	221.1

Cash dividends per common share	$.7200	$.5534	$.4000	$.3466	$.2400

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other Operating Data:
Cash flows from operating activities	$512.2	$661.3	$511.2	$747.8	$672.1
Capital expenditures	386.9	292.5	326.7	309.0	289.6
Proceeds from sales of property and equipment	8.2	6.1	18.5	10.1	5.7

Balance Sheet Data:
Cash and cash equivalents	$68.7	$21.8	$29.1	$131.8	$141.5
Restricted cash and marketable securities	281.9	165.0	153.3	255.3	275.7
Total assets	19,921.4	4,467.8	4,429.4	4,550.5	4,464.6
Total debt	7,702.5	1,567.8	1,547.2	1,475.1	1,354.3
Total stockholders’ equity	7,281.4	1,303.8	1,422.1	1,605.8	1,872.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere herein. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A. Risk Factors.

Overview of Our Business

As of December 31, 2008, we are the second largest provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 400 collection companies in 40 states and Puerto Rico. We also own or operate 242 transfer stations, 213 active solid waste landfills and 78 recycling facilities.

In early 2008, we began to experience the impact of the economic slowdown on our operations. This slowdown intensified during 2008 which, combined with a tightening of the credit markets, resulted in unprecedented changes in the U.S. and global economies. Against this backdrop, consumption in the U.S. slowed dramatically. New housing construction, a primary driver of our temporary industrial collection business, declined in excess of 40% compared to 2007. More recently we are seeing a slowdown in commercial construction. A slowdown in manufacturing has resulted in a decrease in our permanent industrial collection business. Furthermore, volumes in our commercial collection business began to decline in the second half of 2008 as consumers decreased discretionary spending. We are also beginning to see lower commercial volumes due to store closures and increased commercial vacancies. Fuel prices, which reached historic highs in the summer, dropped quickly in the fall of 2008. This decrease in fuel prices was offset by corresponding declines in fuel surcharges and, therefore, did not significantly improve our profitability. In addition, prices for recycling commodities declined in response to a decline in global demand. Although we hedged a portion of our commodity sales, declines in commodity prices have had, and will continue to have, a significant impact on our profitability.

Despite the challenging economic environment, our business performed well during 2008 due in large part to the indispensible nature of our services and the scalability of our business. Our internal revenue growth during 2008 was 2.5%. Increases in core price and fuel recovery fees offset volume declines. This increase in price and fuel recovery fees, together with cost control steps taken by our operations management to scale the business down for lower volumes, also served to moderate profit margin declines associated with rising costs and declining revenue due to decreases in service volumes.

During December 2008, we completed our merger with Allied, forming the second largest waste management company in the U.S. We believe that this merger creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.

We expect that the economic challenges we experienced during the latter part of 2008 will continue throughout 2009. We anticipate a decrease in volumes in all lines of our business. We also anticipate that prices for recycling commodities will remain depressed. However, we believe that we will benefit from our cost control and pricing initiatives. Ours is a capital intensive business. Slower growth allows us to reduce capital spending, thus maintaining strong free cash flow despite a weaker economy. In addition, we intend to focus our attention on integrating our newly merged company and achieving cost synergies as a result of the merger.

Business Acquisitions and Divestitures

We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

Merger with Allied Waste Industries, Inc.

On June 22, 2008, Republic entered into an Agreement and Plan of Merger with Allied. Prior to the merger, Allied was the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. The completion of the merger was subject to certain terms and conditions, including, but not limited to, approval of the transaction by the stockholders of both Republic and Allied, regulatory approval from the DOJ, and receipt of credit ratings for the combined company classifying our senior unsecured debt as investment grade. Having met those terms and conditions on December 5, 2008, we completed the merger.

As of the effective date of the merger, each share of Allied common stock outstanding was converted into .45 shares of our common stock. We issued approximately 195.8 million shares of common stock to Allied stockholders in the merger. Allied stockholders received approximately 52% of the outstanding common stock of the combined company in respect of their Allied shares on a diluted basis as a result of the merger, and Republic stockholders retained approximately 48% of the outstanding common stock of the combined company on a diluted basis. The total purchase price paid for Allied, including the value of common stock issued (based on the average closing prices of Republic’s common stock for the five-day period around June 23, 2008 (the announcement date)) totaled approximately $11.5 billion.

Republic has been determined to be the acquiring company for accounting purposes in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141). Therefore, we have accounted for the merger as an acquisition of Allied by Republic, using the purchase method of accounting in accordance with GAAP. Our consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position or results of operations. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired being recorded as goodwill. Republic is in the process of valuing all of the assets and liabilities acquired in the acquisition, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation.

Cost in excess of fair value of net assets acquired (goodwill) associated with the acquisition of Allied totaled $9.0 billion. In addition, when we acquire landfills as part of a group of assets, we allocate part of the purchase price to airspace based on the estimated fair value of the landfills relative to the fair value of other assets within the acquired group. We allocated $2.6 billion of the total purchase price paid for the acquisition of Allied to landfill airspace. Landfill purchase price is amortized using the units-of-consumption method over total available airspace, which includes probable expansion airspace where appropriate.

As a condition of the merger with Allied, we reached a settlement with the DOJ requiring us to divest of assets serving fifteen metropolitan areas, including Los Angeles and San Francisco, CA; Denver, CO; Atlanta, GA; Northwestern Indiana; Lexington, KY; Flint, MI; Cape Girardeau, MO; Charlotte, NC; Cleveland, OH; Philadelphia, PA; Greenville-Spartanburg, SC; and Fort Worth, Houston and Lubbock, TX. The settlement requires us to divest of 87 commercial waste collection routes, nine municipal solid waste landfills and ten transfer stations, together with ancillary assets and, in three cases, access to landfill disposal capacity. In February 2009, we entered into an agreement to divest certain assets to Waste Connections, Inc. The assets that are being divested under this agreement include six municipal solid waste landfills, six collection operations and three transfer stations across the following seven markets: Los Angeles, CA; Denver, CO; Houston, TX; Lubbock, TX; Greenville-Spartanburg, SC; Charlotte, NC; and Flint, MI. The transaction with Waste Connections is subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009. Combined revenue of the assets being sold is approximately $110.0 million.

During December 2008, we incurred $82.7 million of restructuring charges associated with integrating our operations with Allied. These charges primarily consist of severance and other employee termination and relocation benefits and consulting fees paid to outside parties.

Other Business Acquisitions and Divestitures

In addition to the acquisition of Allied in December 2008, we acquired various other solid waste businesses during the years ended December 31, 2008, 2007 and 2006. The aggregate purchase price we paid for these transactions was $13.4 million, $4.4 million and $4.9 million, respectively.

Cost in excess of fair value of net assets acquired (goodwill) associated with these acquisitions during 2008, 2007 and 2006 totaled $2.2 million, $1.0 million and $1.0 million, respectively.

In November 2007, we divested of our Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divestiture.

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal and recycling.

The following table reflects our revenue by service line for the respective years ended December 31 (in millions):

	2008		2007		2006

Collection
Residential	$966.0	26.2%	$802.1	25.3%	$758.3	24.7%
Commercial	1,161.4	31.5	944.4	29.7	883.6	28.8
Industrial	711.4	19.3	645.6	20.3	654.1	21.3
Other	23.2	.7	19.5	.6	22.4	.7

Total Collection	2,862.0	77.7	2,411.6	75.9	2,318.4	75.5

Transfer and disposal	1,343.4		1,192.5		1,182.1
Less: Intercompany	(683.5)		(612.3)		(588.6)

Transfer and disposal, net	659.9	17.9	580.2	18.3	593.5	19.3
Other	163.2	4.4	184.4	5.8	158.7	5.2

Revenue	$3,685.1	100.0%	$3,176.2	100.0%	$3,070.6	100.0%

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

The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During December 2008, subsequent to our acquisition of Allied, approximately 67% of the total volume of waste we collected was disposed of at landfills that we own or operate.

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

Cost and airspace estimates are developed at least annually by engineers. These estimates are used by our operating and accounting personnel to adjust the rates we use to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates, changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.

Summarized financial information concerning our reportable segments for the years ended December 31, 2008, 2007 and 2006 is shown in the following table (in millions, except percentages):

		Depreciation,
		Amortization,
		Depletion and	SFAS 143
		Accretion	Adjustments	Depreciation,
		Before	to	Amortization,	Operating
	Net	SFAS 143	Amortization	Depletion and	Income	Operating
	Revenue	Adjustments	Expense(1)	Accretion	(Loss)	Margin

2008:
Eastern	$576.1	$48.1	$5.6	$53.7	$(99.9)	(17.3)%
Central	674.4	85.6	(.8)	84.8	119.5	17.7
Southern	840.2	75.0	(.5)	74.5	177.1	21.1
Western	1,130.6	104.3	(4.2)	100.1	203.6	18.0
Allied	463.7	56.4	—	56.4	29.8	6.4
Corporate entities(3)	.1	8.0	.5	8.5	(146.9)	—

Total	$3,685.1	$377.4	$.6	$378.0	$283.2	7.7

2007(2):
Eastern	$577.0	$50.6	$1.0	$51.6	$66.1	11.5%
Central	647.5	88.0	(6.0)	82.0	119.9	18.5
Southern	828.8	72.8	.4	73.2	180.2	21.7
Western	1,122.2	100.7	7.9	108.6	233.9	20.8
Corporate entities(3)	.7	7.2	—	7.2	(64.1)	—

Total	$3,176.2	$319.3	$3.3	$322.6	$536.0	16.9

2006(2):
Eastern	$568.8	$44.6	$(.9)	$43.7	$92.4	16.2%
Central	635.1	92.6	(1.9)	90.7	111.4	17.5
Southern	798.1	73.8	1.5	75.3	153.6	19.2
Western	1,070.1	97.2	(1.0)	96.2	229.6	21.5
Corporate entities(3)	(1.5)	5.8	—	5.8	(67.5)	—

Total	$3,070.6	$314.0	$(2.3)	$311.7	$519.5	16.9

(1)	Consists of adjustments to amortization expense for changes in estimates and assumptions related to our reviews of landfill asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143).

(2)	Certain amounts for 2007 and 2006 have been reclassified to conform with the 2008 presentation.

(3)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions.

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. We acquired Allied on December 5, 2008, and, due to the timing of the acquisition, management reviewed and we have presented Allied as a separate reportable segment in our consolidated financial statements. In addition, during the first quarter of 2008, we consolidated our Southwestern operations into our Western Region and, accordingly, the historical operating results of our Southwestern operations have been consolidated into our Western Region.

2008 compared to 2007:

▪	Eastern Region. Revenue in our Eastern Region decreased during 2008 compared to 2007 due to a decrease in volumes in all lines of business and a decrease in the prices of commodities. The decrease in volume is primarily attributable to less temporary work and lower transfer station volumes due to less construction activity. Landfill volumes were also lower. This decrease in revenue was partially offset by price increases in all lines of business.

The operating loss in 2008 includes remediation charges of $99.9 million related to estimated costs to comply with the F&Os issued by the OEPA and the AOC issued by the EPA related to our Countywide facility and an impairment charge of $75.9 million related to the anticipated loss of permitted airspace at Countywide based upon recent negotiations with the OEPA and EPA. It also includes $11.0 million of settlement reserves for certain legal matters.

Operating income for 2007 includes a $44.6 million charge to operating expenses associated with environmental conditions at Countywide.

▪	Central Region. Revenue increased during 2008 compared to 2007 due to price increases in all lines of business. This increase in revenue was partially offset by lower volumes in all lines of business and lower prices of commodities due to the economic slowdown.

Operating margins decreased during 2008 compared to 2007 due to an adjustment to landfill amortization expense associated with SFAS 143 during 2007.

▪	Southern Region. Price increases in all lines of business resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by volume declines in our industrial and commercial collection lines of business and at our landfills and transfer stations.

Operating margins decreased during 2008 compared to 2007 due to higher fuel costs partially offset by higher revenue, lower disposal costs and lower insurance costs.

▪	Western Region. Price increases in all lines of business resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by a decrease in industrial collection, residential collection, transfer station and landfill volumes resulting from the economic slowdown. This increase in revenue was also partially offset by lower prices of commodities and by the sale of our Texas-based compost, mulch and soil business in November 2007.

Operating income in 2008 includes a $34.0 million charge related to estimated costs to comply with a Consent Decree and Settlement Agreement signed with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. It also includes a $21.9 million charge recorded during 2008 associated with environmental conditions at our closed disposal facility in Contra Costa County, California.

Operating income in 2007 includes an $8.1 million increase in landfill operating costs and a $5.2 million increase in SFAS 143 amortization expense associated with environmental conditions at our closed disposal facility in Contra Costa County, California.

▪	Allied. The operating results for Allied are included in the consolidated financial statements of Republic from the date of the acquisition of December 5, 2008. These results include $17.2 million of bad debt expense related to conforming Allied’s calculation of allowance for doubtful accounts with ours and providing for specific bankruptcy exposures, $3.9 million of restructuring charges for severance and other employee termination benefits and $5.6 million of amortization expense associated with the intangible assets recorded as a result of our merger.

▪	Corporate Entities. The increase in operating costs for the Corporate Entities includes professional fees, distributions under cash and equity award programs, and relocation, severance and other employee termination benefits related to our merger with Allied.

2007 compared to 2006:

▪	Eastern Region. Revenue increased during 2007 compared to 2006 due to price increases in all lines of business and an increase in the prices of commodities. This increase in revenue was partially offset by lower volumes in the industrial collection line of business primarily due to less temporary work, and lower landfill volumes. These lower volumes resulted from less favorable weather conditions and a general slowdown in residential construction during 2007.

Operating margins decreased from 16.2% to 11.5% primarily because of a $44.6 million charge to operating income associated with environmental conditions at our Countywide facility.

▪	Central Region. Revenue increased during 2007 compared to 2006 due to price increases in all lines of business and an increase in the prices of commodities. This increase in revenue was partially offset by lower volumes in the commercial collection, industrial collection and landfill lines of business. Lower volumes in the collection lines of business are primarily due to less favorable weather conditions during 2007 and the economic slowdown. Lower landfill volumes are primarily due to our decision to limit our acceptance of certain waste streams.

Operating margins increased due to higher revenue, lower disposal costs and adjustments to landfill amortization expense associated with SFAS 143. This increase in operating margins was partially offset by increases in risk insurance and landfill operating costs.

▪	Southern Region. Price increases in all lines of business, increases in the prices of commodities, and increases in commercial collection, residential collection and landfill volumes resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by lower industrial collection volumes. These lower volumes are primarily due to a slowdown in residential construction in 2007, and hurricane-related work that was performed during 2006.

Operating margins increased primarily due to higher revenue, lower disposal costs due to drier weather, lower truck and equipment maintenance costs, and lower labor costs.

▪	Western Region. Price increases in all lines of business, volume increases in the residential collection line of business and increases in the prices of commodities resulted in an increase in revenue during 2007 compared to 2006. This increase in revenue was partially offset by a decrease in industrial collection and landfill volumes resulting from a general slowdown in residential construction in 2007.

Operating margins decreased because of an $8.1 million increase in landfill operating costs and a $5.2 million increase in SFAS 143 amortization expense associated with environmental conditions at our closed disposal facility in Contra Costa County, California.

▪	Corporate Entities. The decrease in operating costs from 2006 to 2007 is due to a $4.3 million reduction to our allowance for doubtful accounts recorded during 2007 as a result of refining our estimate of our allowance based on our historical collection experience, which was partially offset by increases in operating costs associated with the expansion of our business.

2008 Business Performance

During 2008, our internal revenue growth was 2.5% with a 4.0% increase in core price offset by a 3.9% decrease in core volume. During 2008, we experienced lower volumes in all of our lines of business due to the economic slowdown. Revenue growth from fuel surcharges and environmental fees was 1.8% and .4%, respectively. In addition, our merger with Allied in December 2008 resulted in a 13.4% increase in revenue.

The cost of fuel increased significantly during the summer and fall of 2008. The economic slowdown helped to moderate fuel prices in the later part of the year. Fuel ended the year at levels consistent with those experienced during 2007. This decrease in fuel prices was offset by corresponding declines in fuel surcharges and, therefore, did not significantly improve our profitability.

Also during 2008, prices for recycling commodities declined in response to a decline in global demand. Although we hedged a portion of our commodity sales, declines in commodity prices have had, and will continue to have, a significant impact on our profitability.

2009 Business Initiatives

Our business initiatives for 2009 focus on the timely integration of our operations with Allied’s, while remaining focused on the aspects of our operations that have made us successful. Our initiatives include:

▪	Safety. Safety remains our highest priority for all of our employees. Both Republic and Allied have long-standing commitments to ensuring a safe working environment for our employees. Our commitment to safety is unwavering and is evident in our mission statement. We will continue to foster a safe work environment for our employees and the communities that we service. In addition, we will continue to reward our people for operating in a safe and conscientious manner.

▪	Service Delivery. We believe that our focus on service delivery differentiates us from others in the waste management industry. During 2009, we will continue to exceed our customers’ expectations through the consistent delivery of high quality service. We will also focus on increasing the efficiency of our service delivery. We believe that our attention to efficient delivery of high quality customer service will enhance customer retention.

▪	Pricing. We remain dedicated to effective pricing practices. Our commitment to competitive pricing helps ensure that fees charged to our customers are fair relative to the services they receive. Our focus on pricing also creates long-term value for our company and our stockholders.

▪	Integration. Our merger with Allied provides us with a unique opportunity to integrate two successful operations and create a best-in-class waste management company. During 2009, we will be keenly focused on the seamless integration of our operations and cultures.

▪	Synergy Capture. During 2009, we will remain committed to achieving and surpassing our approximately $150.0 million synergy goal. We have already developed a detailed plan for realizing this goal which includes participation at all levels throughout the company from the drivers of our fleet of collection vehicles to our board of directors. This plan anticipates achieving $100.0 million of annual run-rate integration synergies by the end of fiscal 2009. We expect to incur approximately $135.0 million and $55.0 million of one-time costs directly attributable to achieving our synergy goal during 2009 and 2010, respectively. We believe that our synergy goal is achievable despite the economic slowdown.

▪	Return on Invested Capital. Enhancing our return on invested capital is the culmination of all our 2009 initiatives. We will maintain our focus on disciplined growth and investing in our business to ensure increasing capital returns and shareholder value.

Consolidated Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Our net income was $73.8 million for the year ended December 31, 2008, or $.37 per diluted share, compared to $290.2 million, or $1.51 per diluted share, in 2007 and $279.6 million, or $1.39 per diluted share, in 2006.

In January 2007, our Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. We distributed approximately 64.5 million shares from treasury stock to effect the stock split. Our shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods to reflect the stock split.

During the year ended December 31, 2008, we recorded a number of charges and other expenses that impacted our pre-tax income, net income and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

			Diluted
	Pre-Tax		Earnings
	Income	Net Income	per Share
Remediation and related charges(1)	$156.8	$94.6	$.48
Asset impairments(2)	89.8	54.1	.27
Restructuring charges(3)	82.7	49.9	.25
Landfill amortization expense(4)	2.8	1.7	.01
Intangible asset amortization expense(5)	5.6	3.4	.02
Bad debt expense(6)	19.6	11.8	.06
Legal settlement reserves(7)	24.3	14.7	.07
Synergy incentive plan(8)	2.9	1.7	.01
Non-cash interest expense(9)	10.1	6.1	.03
Tax impact on non-deductible items(10)	—	31.1	.16

(1)	Remediation and related charges of $156.8 million during 2008 were attributable to changes to our estimates of costs incurred at our Countywide facility in Ohio and our closed disposal facility in Contra Costa County, California as well as the Sunrise Landfill in Nevada.

(2)	During 2008, asset impairments of $89.8 million primarily relate to our Countywide facility, our former corporate headquarters in Florida and expected losses on sales of Department of Justice required divestitures as a result of our merger with Allied.

(3)	During 2008, we incurred restructuring charges of $82.7 million, consisting primarily of severance and other employee termination and relocation benefits attributable to integrating our operations with Allied.

(4)	During 2008, we recorded $2.8 million of incremental landfill amortization expense as compared to the amortization expense Allied would have recorded for the same period. The increase in the landfill amortization expense is the result of conforming Allied’s policies for estimating the costs and timing for capping, closure and post-closure obligations to Republic’s.

(5)	During 2008, we recorded $5.6 million of intangible asset amortization expense related to the intangible assets we recorded in the purchase price allocation for the acquisition of Allied.

(6)	During 2008, we recorded bad debt expense of $14.2 million related to conforming Allied’s methodology for recording the allowance for doubtful accounts for accounts receivable with our methodology and $5.4 million to provide for specific bankruptcy exposures.

(7)	During 2008, we incurred $24.3 million of settlement charges related to our estimates of the outcome of various legal matters.

(8)	During 2008, we recorded $2.9 million to accrue for the synergy incentive plan pro rata over the periods earned.

(9)	During 2008, we incurred $10.1 million of non-cash interest expense primarily associated with amortizing the discount on the debt we acquired from Allied that was recorded at fair value in purchase accounting.

(10)	During 2008, our effective tax rate was impacted by several expenses associated with the merger that are not tax deductible.

The following table summarizes our operating revenue, costs and expenses in millions of dollars and as a percentage of our revenue for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006

Revenue	$3,685.1	100.0%	$3,176.2	100.0%	$3,070.6	100.0%
Cost of operations	2,416.7	65.6	2,003.9	63.1	1,924.4	62.7
Depreciation, amortization and depletion of property and equipment	342.3	9.3	299.0	9.4	289.0	9.4
Amortization of intangible assets	11.8	.3	6.5	.2	7.0	.2
Accretion	23.9	.7	17.1	.5	15.7	.5
Selling, general and administrative expenses	434.7	11.8	313.7	9.9	315.0	10.3
Asset impairments	89.8	2.4	—	—	—	—
Restructuring charges	82.7	2.2	—	—	—	—

Operating income	$283.2	7.7%	$536.0	16.9%	$519.5	16.9%

Revenue. Revenue was $3.7 billion, $3.2 billion and $3.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue increased $508.9 million, or 16.0%, from 2007 to 2008. Our acquisition of Allied in December 2008 contributed $463.7 million to this increase in revenue. Revenue increased by $105.6 million, or 3.4%, from 2006 to 2007. The following table reflects the components of our revenue growth for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Core price	4.0%	4.2%	3.4%
Fuel surcharges	1.8	.2	1.1
Environmental fees	.4	.2	.4
Recycling commodities	.1	.9	(.1)

Total price	6.3	5.5	4.8

Core volume(1)	(3.9)	(1.5)	2.4
Non-core volume	.1	(.1)	—

Total volume	(3.8)	(1.6)	2.4

Total internal growth	2.5	3.9	7.2
Acquisitions, net of divestitures(2)	13.4	(.5)	(.1)
Taxes(3)	.1	—	.1

Total revenue growth	16.0%	3.4%	7.2%

(1)	Core volume growth for the year ended December 31, 2006 includes .8% associated with hauling waste from the city of Toronto to one of our landfills in Michigan. This hauling service is provided to the city at a rate that approximates our cost.

(2)	Includes the impact of the acquisition of Allied in December 2008.

(3)	Represents new taxes levied on landfill volumes in certain states that are passed on to customers.

▪	2008: During the year ended December 31, 2008, our core revenue growth continued to benefit from a broad-based pricing initiative. In addition, 14.7% of our revenue growth is due to our acquisition of Allied in December 2008. Revenue growth also benefited from higher fuel surcharges and environmental fees. However, during 2008 we experienced lower prices for commodities. We also experienced a decrease in core volumes primarily due to lower commercial and industrial collection volumes and lower landfill volumes resulting from the slowdown in the economy. We expect to continue to experience lower volumes until economic conditions improve.

▪	2007: During the year ended December 31, 2007, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative. Our revenue growth also benefited from higher prices for commodities. However, we experienced a decrease in core volume growth primarily due to lower industrial collection and landfill volumes resulting from the slowdown in residential construction.

▪	2006: During the year ended December 31, 2006, our revenue growth continued to benefit from our broad-based pricing initiative. We experienced core volume growth in our collection and landfill lines of business. This core volume growth was partially offset by hurricane clean-up efforts that took place during the fourth quarter of 2005.

▪	2009 Outlook: We anticipate internal revenue from core operations to decrease approximately 4.0% during 2009. This decrease is the expected net of growth in core pricing of approximately 4.0% and an expected decrease in volume of approximately 8.0%. Our projections assume no deterioration or improvement in the overall economy from that experienced during the fourth quarter of 2008. However, our internal growth may remain flat or may decline in 2009 depending on economic conditions and our success in implementing pricing initiatives.

Cost of Operations. Cost of operations was $2.4 billion, $2.0 billion and $1.9 billion, or, as a percentage of revenue, 65.6%, 63.1% and 62.7%, for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in cost of operations in aggregate dollars for the year ended December 31, 2008 versus the comparable 2007 period is primarily a result of our acquisition of Allied in December 2008. The remaining increase in cost of operations in aggregate dollars and the increase as a percentage of revenue is primarily due to charges we recorded during 2008 of $98.0 million related to estimated costs to comply with F&Os issued by the OEPA and the AOC issued by the EPA in response to environmental conditions at our Countywide facility in Ohio, $21.9 million related to environmental conditions at our closed disposal facility in Contra Costa County, California and $34.0 million related to environmental conditions at the Sunrise Landfill. The increase in cost of operations and as a percentage of our revenue for the year ended December 31, 2007 versus the comparable 2006 period is primarily a result of the $41.0 million charge we recorded in cost of operations related to environmental conditions at our Countywide facility and an $8.1 million charge related to our closed disposal facility in Contra Costa County, California.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2008, 2007 and 2006 in millions of dollars and as a percentage of our revenue:

	2008		2007		2006

Subcontractor, disposal and third-party fees	$770.6	20.9%	$699.6	22.0%	$718.7	23.4%
Labor and benefits	705.5	19.2	620.0	19.5	588.5	19.2
Maintenance and operating expenses	721.8	19.6	511.0	16.1	457.3	14.9
Insurance and other	218.8	5.9	173.3	5.5	159.9	5.2

Cost of operations	$2,416.7	65.6%	$2,003.9	63.1%	$1,924.4	62.7%

A description of our cost categories is as follows:

▪	Subcontractor, disposal and third-party fees include costs such as third-party disposal, transportation of waste, host fees and cost of goods sold. The decrease in such expenses as a percentage of revenue for all periods presented is primarily due to higher revenue resulting from improved pricing. In addition, the decrease in such expenses as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 period is also due to lower costs of goods sold associated with the sale of our lower margin, Texas-based compost, mulch and soil business in November 2007. During 2007, drier weather, particularly in our Southern Region, resulted in lower disposal costs. The reduction in costs were partially offset by additional third-party hauling costs incurred during 2006 associated with our assuming responsibility for hauling waste from the city of Toronto to one of our landfills in Michigan.

▪	Labor and benefits include costs such as wages, salaries, payroll taxes and health benefits for our frontline service employees and their supervisors. Such expenses as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 period decreased due to higher revenue resulting from improved pricing and lower labor costs associated with volume decreases in various lines of business. The increase in such expenses as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is due to increases in benefits including health insurance. In addition, during December 2006, we assumed responsibility for hauling a portion of our transfer station volumes to one of our landfills. This hauling service reduced our third-party fees and increased various other cost categories, the most significant of which was labor.

▪	Maintenance and operating includes costs such as fuel, parts, shop labor and benefits, third-party repairs, and landfill monitoring and operating. The increase in such expenses in aggregate dollars and as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 period is primarily a result of the $98.0 million charge related to the Countywide facility, the $21.9 million charge related to our closed disposal facility in California and the $34.0 million charge related to the Sunrise Landfill. This increase is partially offset by the $41.0 million of charges related to our Countywide facility and the $8.1 million charge related to our closed disposal facility in California recorded during 2007. The increase in such expenses as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to an increase in landfill operating costs resulting from the charges recorded during the year ended December 31, 2007 of $41.0 million related to our Countywide facility and $8.1 million charge related to our closed disposal facility in California. Excluding these charges in the respective periods, the decrease in expenses in aggregate dollars and as a percentage of revenue for the years ended December 31, 2008 and 2007 are primarily due to increases in fuel prices. Our average cost of fuel per gallon increased approximately 32% from $2.76 per gallon during 2007 to $3.63 per gallon during 2008, and increased approximately 7% from $2.59 per gallon during 2006 to $2.76 per gallon for 2007. Current average fuel prices are $2.12 per gallon.

▪	Insurance and other includes costs such as workers’ compensation, auto and general liability insurance, property taxes, property maintenance and utilities. The increase in such expenses as a percentage of revenue for all of the years presented is primarily due to an increase in the severity of our automobile insurance claims.

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $342.3 million, $299.0 million and $289.0 million, or, as a percentage of revenue, 9.3%, 9.4% and 9.4%, for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in such expenses in aggregate dollars for the year ended December 31, 2008 versus the comparable 2007 is primarily due to our acquisition of Allied in December 2008. The decrease in such expenses as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 period is primarily due to a reduction of amortization expense associated with lower landfill volumes. The increase in such expenses in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is partially due to $3.3 million of adjustments to landfill amortization expense for changes in estimates and assumptions related to our reviews of landfill asset retirement obligations under SFAS 143. In addition, during the year ended December 31, 2007, we incurred approximately $3.3 million of additional depletion and amortization expense associated with a reduction of estimated remaining available airspace at our Countywide facility. Depreciation expense during 2007 was also slightly higher due to our ongoing truck and equipment replacement program.

Amortization of Intangible Assets. Intangible assets that have a finite life and are amortized generally consist of customer relationships, long-term contracts and covenants not to compete. Expenses for amortization of intangible assets were $11.8 million, $6.5 million and $7.0 million, or, as a percentage of revenue, .3%, .2% and .2% for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in such expenses in aggregate dollars and as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 and 2006 periods is due to the amortization of intangible assets recorded as a result of our acquisition of Allied. We expect this acquisition will increase our intangible asset amortization expense by approximately $65.0 million in 2009.

Accretion Expense. Accretion expense was $23.9 million, $17.1 million and $15.7 million, or, as a percentage of revenue, .7%, .5% and .5% for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in such expenses in aggregate dollars in 2008 versus the comparable 2007 and 2006 periods is primarily due to an increase in asset retirement obligations associated with our acquisition of Allied. The asset retirement obligations acquired from Allied are recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have used historically to record such obligations. Our accretion expense in 2009 will reflect the increase in asset retirement obligations recorded in the acquisition of Allied and the impact of using a higher overall average discount rate for recording these liabilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $434.7 million, $313.7 million and $315.0 million, or, as a percentage of revenue, 11.8%, 9.9% and 10.3%, for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in such expenses both in aggregate dollars and as a percentage of revenue for the year ended December 31, 2008 versus the comparable 2007 period is primarily due to $14.2 million of bad debt expense related to conforming Allied’s methodology for recording the allowance for doubtful accounts on accounts receivable with ours and $5.4 million to provide for specific bankruptcy exposures. This increase is also due to $24.3 million of settlement charges related to our estimates of the outcome of various legal matters.

Excluding these costs, selling, general and administrative expenses for the year ended December 31, 2008 would have been $390.8 million, or 10.6% as a percentage of revenue. The increase in selling,

general and administrative expenses (excluding the costs mentioned above) in aggregate dollars during 2008 versus the comparable 2007 period is primarily due to our merger with Allied. The increase in such expenses as a percentage of revenue for 2008 versus the comparable 2007 period is primarily due to our merger with Allied and a $4.3 million reduction in our allowance for doubtful accounts which we recorded during the year ended December 31, 2007 as a result of refining our estimate for our allowance based on our historical collection experience.

The increase in such expenses in aggregate dollars for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to the expansion of our business. The decrease in such expenses as a percentage of revenue for 2007 versus 2006 is primarily due to a reduction in incentive compensation costs and the $4.3 million reduction to our allowance for doubtful accounts recorded during 2007.

Upon the completion of the integration of Allied, our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform.

Asset Impairments. During the year ended December 31, 2008, we recorded a $75.9 million charge related to the impairment of our Countywide facility. This impairment relates to the anticipated loss of permitted airspace associated with complying with F&Os issued by the OEPA and the AOC issued by the EPA based upon recent negotiations with the OEPA and the EPA. During the year ended December 31, 2008, we recorded a loss of $6.1 million for expected losses on asset divestitures mandated by the DOJ. Also during the year ended December 31, 2008, we recorded $7.8 million of other impairment charges, consisting primarily of charges related to our former corporate headquarters in South Florida.

Restructuring Charges. During the year ended December 31, 2008, we incurred $82.7 million of restructuring charges associated with integrating our operations with Allied. These charges primarily consist of severance and other employee termination and relocation benefits and consulting fees paid to outside parties.

Operating Income. Operating income was $283.2 million, $536.0 million and $519.5 million, or, as a percentage of revenue, 7.7%, 16.9% and 16.9%, for the years ended December 31, 2008, 2007 and 2006, respectively. The reduction in operating income as a percentage of revenue for 2008 versus the comparable 2007 and 2006 periods is primarily due to the remediation, asset impairment and restructuring charges noted above.

Interest Expense. We incurred interest expense primarily on our credit facilities, senior notes and tax-exempt bonds. Interest expense was $131.9 million, $94.8 million and $95.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in interest expense during the year ended December 31, 2008 versus the comparable 2007 period is primarily due to the additional debt we acquired as a result of our acquisition of Allied. In addition, during December 2008, we incurred approximately $10.1 million of non-cash interest expense. This expense relates primarily to a $624.3 million discount we recorded to fair value the debt we acquired from Allied that is being amortized generally over the term of the related debt. It also relates to accretion expenses associated with discounted environmental and risk insurance reserves.

Capitalized interest was $2.6 million, $3.0 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Income and Other Income (Expense), Net. Interest income and other income, net of other expense, was $8.0 million, $26.9 million and $20.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amount in 2007 is primarily due to a $12.5 million gain related to the sale of our compost, mulch and soil business in Texas.

Income Taxes. Our provision for income taxes was $85.4 million, $177.9 million and $164.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective income tax rate was 53.6%, 38.0% and 37.0% for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, we incurred several expenses that were not tax deductible as a result of the merger with Allied. In addition, lower pre-tax earnings contributed to the increase in the effective tax rate. During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits of our consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits for the years 1998 through 2000.

Landfill and Environmental Matters

Available Airspace

The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2008, 2007 and 2006:

	Balance		Permits		Changes		Balance
	as of	Acquisition	Granted,		in	Changes	as of
	December 31,	of	Net of	Airspace	Engineering	in	December 31,
	2007	Allied	Closures	Consumed	Estimates(1)	Design(1)	2008

Permitted airspace:
Cubic yards (in millions)	1,537.3	3,061.1	22.5	(42.7)	(18.6)	—	4,559.6
Number of sites	58	157	(2)				213
Probable expansion airspace:
Cubic yards (in millions)	192.0	214.1	(18.9)		—	(1.0)	386.2
Number of sites	11	15	(3)				23

Total available airspace:
Cubic yards (in millions)	1,729.3	3,275.2	3.6	(42.7)	(18.6)	(1.0)	4,945.8

Number of sites	58	157	(2)				213

	Balance		Landfill	Permits		Changes		Balance
	as of	New	Operating	Granted,		in	Changes	as of
	December 31,	Expansions	Contracts,	Net of	Airspace	Engineering	in	December 31,
	2006	Undertaken	Net	Closures	Consumed	Estimates(1)	Design(1)	2007

Permitted airspace:
Cubic yards (in millions)	1,597.2	—	.2	1.2	(40.3)	6.9	(27.9)	1,537.3
Number of sites	59		—	(1)				58
Probable expansion airspace:
Cubic yards (in millions)	124.6	74.4	—	—		.5	(7.5)	192.0
Number of sites	8	3	—	—				11

Total available airspace:
Cubic yards (in millions)	1,721.8	74.4	.2	1.2	(40.3)	7.4	(35.4)	1,729.3

Number of sites	59		—	(1)				58

	Balance	Permits		Changes
	as of	Granted,		in	Balance
	December 31,	Net of	Airspace	Engineering	as of December 31,
	2005	Closures	Consumed	Estimates(1)	2006

Permitted airspace:
Cubic yards (in millions)	1,577.7	56.6	(43.5)	6.4	1,597.2
Number of sites	59	—			59
Probable expansion airspace:
Cubic yards (in millions)	177.7	(52.5)		(.6)	124.6
Number of sites	9	(1)			8

Total available airspace:
Cubic yards (in millions)	1,755.4	4.1	(43.5)	5.8	1,721.8

Number of sites	59	—			59

(1)	Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

As of December 31, 2008, we owned or operated 213 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2008, total available disposal capacity is estimated to be 4.5 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information.

During 2008, total available airspace increased by a net 3.2 billion cubic yards due the merger with Allied in December, which contributed 157 active landfills representing 3.3 billion cubic yards of permitted and probable expansion airspace to our landfill assets. Excluding the merger with Allied, total available airspace decreased by a net .1 billion cubic yards primarily due to airspace consumed, changes in engineering estimates and changes in design. The decrease during 2008 due to changes in engineering estimates is primarily due to a reduction of remaining airspace at our Countywide facility. During 2007, total available airspace increased by a net 7.5 million cubic yards due to new expansions undertaken, changes in engineering estimates and permits granted, partially offset by airspace consumed and changes in design. In addition, during the year ended December 31, 2007, total available airspace increased as a result of obtaining a new contract to operate a landfill in Texas, which was substantially offset by a reduction resulting from not renewing a contract to operate a small landfill in Texas. Changes in design in 2007 are primarily due to a reduction of estimated remaining available airspace at our Countywide facility. During 2006, total available airspace decreased by 33.6 million cubic yards due to airspace consumption, partially offset by permits granted and changes in engineering estimates.

At December 31, 2005, 10.1% of our total available airspace, or 177.7 million cubic yards, consisted of probable expansion airspace at nine of our landfills. At December 31, 2008, 7.8% of our total available airspace, or 386.2 million cubic yards, consisted of probable expansion airspace at 23 of our landfills. Between December 31, 2005 and December 31, 2008, we received permits for eight of our probable expansions, which demonstrates our continued success in obtaining permits for expansion airspace.

As of December 31, 2008, 23 of our landfills meet all of our criteria for including their probable expansion airspace in their total available disposal capacity, 15 of which were added as a result of our acquisition of Allied. At projected annual volumes, these landfills have an estimated remaining average site life of 32 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 42 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available disposal capacity using current annual volumes as of December 31, 2008:

	Number of Sites	Number of Sites		Percent
	without Expansion	with Expansion	Total	of
	Airspace	Airspace	Sites	Total

0 to 5 years	19	2	21	9.9%
6 to 10 years	17	2	19	8.9
11 to 20 years	64	6	70	32.9
21 to 40 years	43	8	51	23.9
41+ years	47	5	52	24.4

Total	190	23	213	100.0%

Sites with expansion airspace include two landfills with less than five years of remaining permitted airspace.

Final Capping, Closure and Post-Closure Costs

As of December 31, 2008, accrued final capping, closure and post-closure costs were $1.0 billion, of which $130.6 million is current and $910.0 million is long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs.

Remediation and Other Charges for Landfill Matters

In December 2008, we recorded a preliminary purchase price allocation of $208.1 million for the environmental liabilities we acquired as part of the acquisition of Allied. These liabilities represent our preliminary estimate of our costs to remediate sites that were previously owned or operated by Allied, or sites at which Allied, or a predecessor company that they had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of postremedial monitoring. See Note 2, Summary of Significant Accounting Policies — Environmental Remediation Liabilities, to our consolidated financial statements in Item 8 of this Form 10-K for further information.

During 2007, we recorded pre-tax charges of $45.3 million related to estimated costs to comply with F&Os issued by the OEPA in response to environmental conditions at Countywide and to undertake certain other remedial actions that we agreed with the OEPA to perform, including, without limitation, installing a “fire” break and removing liquids from gas extraction wells. We also recorded $3.3 million of additional depletion and amortization expense during the year ended December 31, 2007 associated with a reduction of estimated remaining available airspace at this landfill as a result of the OEPA’s F&Os.

During 2008, Republic-Ohio, an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an AOC with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. We received additional orders from the OEPA in 2008. Based upon current information and engineering analyses and discussions with the OEPA and EPA subsequent to the signing of the above-mentioned agreement, we recorded an additional pre-tax charge for remediation costs of $98.0 million during 2008. These costs include placing an enhanced cap (in excess of Countywide’s current permit requirements) over certain portions of the landfill.

We have requested relief with respect to certain requirements of the orders received from the OEPA as we believe the requirements should no longer be considered essential in light of the work we have now agreed with the EPA to perform.

While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.

In addition, during 2008 we recorded an impairment charge of $75.9 million related to a reduction in our estimated remaining airspace at Countywide.

During 2007, we recorded a pre-tax charge of $9.6 million associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a consent agreement with the California Department of Toxic Substance Control. During 2008, we recorded an additional pre-tax charge of $21.9 million for increases in our estimated leachate disposal costs and leachate treatment equipment costs at this facility.

On August 1, 2008, Republic Services of Southern Nevada (RSSN), a wholly owned subsidiary of ours, signed a Consent Decree and Settlement Agreement (Consent Decree) with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. As a result, we recorded, based on management’s best estimates, a pre-tax charge of $35.0 million during 2008, of which $34.0 million was recorded for remediation costs associated with complying with the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The majority of this remediation liability is expected to be paid during 2009 and 2010.

It is reasonably possible that we will need to adjust the charges noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

No other significant amounts were charged to income for remediation costs during the years ended December 31, 2008, 2007 and 2006.

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

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2008, 2007 and 2006 and the future expected investment as of December 31, 2008 (in millions):

				Non-Cash
	Balance			Additions		Additions	Transfers		Balance
	as of		Acquisition	for Asset		Charged	and	Impairments	as of
	December 31,	Capital	of	Retirement	SFAS 143	to	Other	and Transfers	December 31,
	2007	Additions	Allied	Obligations	Adjustments	Expense	Adjustments	to Held for Sale	2008

Non-depletable landfill land	$52.7	$.2	$115.7	$—	$—	$—	$.7	$—	$169.3
Landfill development costs	1,809.1	3.6	2,610.8	20.5	(33.2)	—	74.8	(359.3)	4,126.3
Construction-in-progress – landfill	66.4	105.1	.3	—	—	—	(74.0)	(21.6)	76.2
Accumulated depletion and amortization	(1,039.5)	—	(1.2)	—	0.6	(119.1)	—	155.0	(1,004.2)

Net investment in landfill land and development costs	$888.7	$108.9	$2,725.6	$20.5	$(32.6)	$(119.1)	$1.5	$(225.9)	$3,367.6

	Balance as of
	December 31,	Expected Future	Total
	2008	Investment	Expected Investment

Non-depletable landfill land	$169.3	$—	$169.3
Landfill development costs	4,126.3	6,137.3	10,263.6
Construction-in-progress – landfill	76.2	—	76.2
Accumulated depletion and amortization	(1,004.2)	—	(1,004.2)

Net investment in landfill land and development costs	$3,367.6	$6,137.3	$9,504.9

					Non-Cash
	Balance				Additions		Additions	Transfers	Balance
	as of			Landfill	for Asset		Charged	and	as of
	December 31,	Capital		Operating	Retirement	SFAS 143	to	Other	December 31,
	2006	Additions	Retirements	Contracts	Obligations	Adjustments	Expense	Adjustments	2007

Non-depletable landfill land	$52.7	$—	$—	$—	$—	$—	$—	$—	$52.7

Landfill development costs	1,710.6	.9	(2.5)	2.5	19.5	(.7)	—	78.8	1,809.1

Construction-in-progress – landfill	61.1	95.9	—	—	—	—	—	(90.6)	66.4

Accumulated depletion and amortization	(930.6)	—	2.3	—	—	(1.1)	(110.1)	—	(1,039.5)

Net investment in landfill land and development costs	$893.8	$96.8	$(.2)	$2.5	$19.5	$(1.8)	$(110.1)	$(11.8)	$888.7

				Non-Cash
	Balance			Additions		Additions	Transfers	Balance
	as of			for Asset		Charged	and	as of
	December 31,	Capital		Retirement	SFAS 143	to	Other	December 31,
	2005	Additions	Retirements	Obligations	Adjustments	Expense	Adjustments	2006

Non-depletable landfill land	$51.6	$1.1	$—	$—	$—	$—	$—	$52.7

Landfill development costs	1,618.4	1.6	(7.0)	22.8	(10.3)	—	85.1	1,710.6

Construction-in-progress – landfill	55.8	90.1	—	—	—	—	(84.8)	61.1

Accumulated depletion and amortization	(829.3)	—	7.0	—	.3	(108.1)	(.5)	(930.6)

Net investment in landfill land and development costs	$896.5	$92.8	$—	$22.8	$(10.0)	$(108.1)	$(.2)	$893.8

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Number of landfills owned or operated	213	58	59

Net investment, excluding non-depletable land (in millions)	$3,198.3	$836.0	$841.1
Total estimated available disposal capacity (in millions of cubic yards)	4,945.8	1,729.3	1,721.8

Net investment per cubic yard	$.65	$.48	$.49

Landfill depletion and amortization expense (in millions)	$119.7	$110.1	$108.1
Accretion expense (in millions)	23.9	17.1	15.7

	143.6	127.2	123.8

Airspace consumed (in millions of cubic yards)	42.7	40.3	43.5

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.36	$3.16	$2.85

The increase in the investment in our landfills, both in aggregate dollars and as an investment per cubic yard, is primarily due to the acquisition of Allied in December 2008. Landfill development cost in the above table include $2.6 billion of purchase price for the acquisition that has been allocated to the permitted and probable expansion airspace acquired based on its fair value as of the date of the acquisition. The increase in depletion, amortization and accretion expense from 2007 to 2008 is primarily due to $5.8 million of accretion expense associated with capping, closure and post-closure liabilities acquired from Allied. The asset retirement obligations acquired from Allied are recorded using a discount rate of 9.75%, which is higher than the rate we have historically used. See Note 2, Summary of Significant Accounting Policies, regarding SFAS 143 adjustments.

The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed from 2006 to 2007 is partially due to an increase of $3.3 million in landfill amortization expense that we recorded during the year ended December 31, 2007 related to reviews of landfill asset retirement obligations at our landfills. This increase is also partially due to $3.3 million of additional depletion and amortization expense we recorded during the year ended December 31, 2007 associated with a reduction of estimated remaining available airspace at our Countywide facility.

During the years ended December 31, 2008, 2007 and 2006, our weighted-average compaction rate was approximately 1,650 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2008, we expect to spend an estimated additional $6.1 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.3 billion, or $1.89 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure liabilities, environmental remediation liabilities, and accrued self-insurance during the years ended December 31, 2008, 2007 and 2006 (in millions):

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2007	$14.7	$277.7	$67.5	$178.0
Non-cash asset additions	—	20.5	—	—
Acquisition of Allied	27.2	813.1	208.1	184.1
SFAS 143 adjustments	—	(32.6)	—	—
Accretion expense	—	23.9	1.7	1.1
Other additions charged to expense	36.5	—	155.9	203.0
Transfers to assets held for sale	—	(34.1)	—	—
Payments or usage	(12.7)	(27.9)	(43.3)	(180.9)

Balance, December 31, 2008	65.7	1,040.6	389.9	385.3
Less: Current portion	(65.7)	(130.6)	(102.8)	(173.6)

Long-term portion	$—	$910.0	$287.1	$211.7

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2006	$18.8	$257.6	$45.1	$157.7
Non-cash asset additions	—	19.5	—	—
SFAS 143 adjustments	—	(1.8)	—	—
Accretion expense	—	17.1	—	—
Other additions charged to expense, net of adjustments	3.9	—	51.4	188.2
Divestitures	(.2)	—	—	—
Payments or usage	(7.8)	(14.7)	(29.0)	(167.9)

Balance, December 31, 2007	14.7	277.7	67.5	178.0
Less: Current portion	(14.7)	(32.6)	(33.4)	(59.5)

Long-term portion	$—	$245.1	$34.1	$118.5

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance

Balance, December 31, 2005	$17.3	$239.5	$50.3	$158.6
Non-cash asset additions	—	22.8	—	—
SFAS 143 adjustments	—	(10.0)	—	—
Accretion expense	—	15.7	—	—
Other additions charged to expense	8.4	—	8.5	164.4
Payments or usage	(6.9)	(10.4)	(13.7)	(165.3)

Balance, December 31, 2006	18.8	257.6	45.1	157.7
Less: Current portion	(18.8)	(29.0)	(13.0)	(50.7)

Long-term portion	$—	$228.6	$32.1	$107.0

Our expense related to doubtful accounts as a percentage of revenue for 2008, 2007 and 2006 was 1.0%, .1% and .3%, respectively. The increase in the allowance for doubtful accounts during the year ended December 31, 2008 versus the comparable 2007 period is primarily due to the following: $27.2 million related to the acquisition of Allied, $14.2 million to adjust the allowance for doubtful accounts acquired from

Allied to conform to Republic’s accounting policies and $5.4 million related to providing for specific bankruptcy exposures. The reduction in the allowance for doubtful accounts during the year ended December 31, 2007 versus the comparable 2006 period is due to an adjustment we recorded in 2007 of $4.3 million as a result of refining our estimate for our allowance based on our historical collection experience. As of December 31, 2008, accounts receivable were $945.5 million, net of allowance for doubtful accounts of $65.7 million, resulting in days sales outstanding of 40, or 25 days net of deferred revenue. At December 31, 2008, our accounts receivable in excess of 90 days old totaled $59.4 million, or 5.9% of gross receivables outstanding.

Our expense for self-insurance, which includes risk insurance and health insurance for all of our employees, as a percentage of revenue for 2008, 2007 and 2006 was 5.5%, 5.9% and 5.4%, respectively. The decrease in self-insurance expense as a percentage of revenue for the year ended 2008 versus the comparable 2007 period is primarily due to lower health insurance costs. The increase in self-insurance expense as a percentage of revenue for the year ended December 31, 2007 versus the comparable 2006 period is primarily due to an increase in the severity of our automobile insurance claims.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance				Additions		Transfers	Impairments
	as of			Acquisitions,	for Asset		and	and Transfers	Balance
	December 31,	Capital		Net of	Retirement	SFAS 143	Other	to Held for	as of December 31,
	2007	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	Sale	2008

Other land	$105.7	$1.4	$(.1)	$358.5	$—	$—	$(.7)	$(.4)	$464.4
Non-depletable landfill land	52.7	.2	—	115.7	—	—	.7	—	169.3
Landfill development costs	1,809.1	3.6	—	2,610.8	20.5	(33.2)	74.8	(359.3)	4,126.3
Vehicles and equipment	1,965.1	232.8	(87.8)	1,380.4	—	—	2.8	(61.0)	3,432.3
Buildings and improvements	346.7	5.0	(7.5)	379.9	—	—	19.9	(38.0)	706.0
Construction-in-progress - landfill	66.4	105.1	—	.3	—	—	(74.0)	(21.6)	76.2
Construction-in-progress - other	11.8	23.9	—	14.2	—	—	(23.5)	(.1)	26.3

Total	$4,357.5	$372.0	$(95.4)	$4,859.8	$20.5	$(33.2)	$—	$(480.4)	$9,000.8

	Accumulated Depreciation, Amortization and Depletion
		Additions				Impairments	Balance
	Balance	Charged		Acquisitions,		and	as of
	as of December 31,	to		Net of	SFAS 143	Transfers to	December 31,
	2007	Expense	Retirements	Divestitures	Adjustments	Held for Sale	2008

Landfill development costs	$(1,039.5)	$(119.1)	$—	$(1.2)	$.6	$155.0	$(1,004.2)
Vehicle and equipment	(1,052.7)	(208.3)	87.5	2.9	—	23.3	(1,147.3)
Buildings and improvements	(101.0)	(15.0)	1.0	—	—	3.9	(111.1)

Total	$(2,193.2)	$(342.4)	$88.5	$1.7	$.6	$182.2	$(2,262.6)

	Gross Property and Equipment
					Non-Cash
	Balance				Additions			Balance
	as of			Acquisitions,	for Asset		Transfers	as of
	December 31,	Capital		Net of	Retirement	SFAS 143	and	December 31,
	2006	Additions	Retirements	Divestitures	Obligations	Adjustments	Other Adjustments	2007

Other land	$105.9	$1.4	$(.3)	$(3.1)	$—	$—	$1.8	$105.7
Non-depletable landfill land	52.7	—	—	—	—	—	—	52.7
Landfill development costs	1,710.6	.9	(2.5)	2.5	19.5	(.7)	78.8	1,809.1
Vehicles and equipment	1,886.8	173.4	(77.8)	(22.1)	—	—	4.8	1,965.1
Buildings and improvements	319.1	2.6	(.1)	(2.5)	—	—	27.6	346.7
Construction-in-progress – landfill	61.1	95.9	—	—	—	—	(90.6)	66.4
Construction-in-progress – other	12.3	21.9	—	—	—	—	(22.4)	11.8

Total	$4,148.5	$296.1	$(80.7)	$(25.2)	$19.5	$(.7)	$—	$4,357.5

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions				Transfers	Balance
	as of	Charged		Acquisitions,		and	as of
	December 31,	to		Net of	SFAS 143	Other	December 31,
	2006	Expense	Retirements	Divestitures	Adjustments	Adjustments	2007

Landfill development costs	$(930.6)	$(110.1)	$2.3	$—	$(1.1)	$—	$(1,039.5)
Vehicle and equipment	(963.5)	(176.7)	72.1	15.7	—	(.3)	(1,052.7)
Buildings and improvements	(90.6)	(12.2)	.2	1.6	—	—	(101.0)

Total	$(1,984.7)	$(299.0)	$74.6	$17.3	$(1.1)	$(.3)	$(2,193.2)

	Gross Property and Equipment
					Non-Cash
	Balance				Additions		Transfers	Balance
	as of			Acquisitions,	for Asset		and	as of
	December 31,	Capital		Net of	Retirement	SFAS 143	Other	December 31,
	2005	Additions	Retirements	Divestitures	Obligations	Adjustments	Adjustments	2006

Other land	$100.9	$5.9	$(1.3)	$.4	$—	$—	$—	$105.9
Non-depletable landfill land	51.6	1.1	—	—	—	—	—	52.7
Landfill development costs	1,618.4	1.6	(7.0)	—	22.8	(10.3)	85.1	1,710.6
Vehicles and equipment	1,746.8	216.7	(79.3)	(2.7)	—	—	5.3	1,886.8
Buildings and improvements	298.7	4.3	(2.1)	—	—	—	18.2	319.1
Construction-in-progress – landfill	55.8	90.1	—	—	—	—	(84.8)	61.1
Construction-in-progress – other	18.0	17.9	—	(.3)	—	—	(23.3)	12.3

Total	$3,890.2	$337.6	$(89.7)	$(2.6)	$22.8	$(10.3)	$.5	$4,148.5

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions				Transfers	Balance
	as of	Charged		Acquisitions,		and	as of
	December 31,	to		Net of	SFAS 143	Other	December 31,
	2005	Expense	Retirements	Divestitures	Adjustments	Adjustments	2006

Landfill development costs	$(829.3)	$(108.1)	$7.0	$—	$.3	$(.5)	$(930.6)
Vehicle and equipment	(865.3)	(169.2)	67.3	3.7	—	—	(963.5)
Buildings and improvements	(80.3)	(11.7)	1.1	.3	—	—	(90.6)

Total	$(1,774.9)	$(289.0)	$75.4	$4.0	$.3	$(.5)	$(1,984.7)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2008, 2007 and 2006 are discussed below.

Cash Flows From Operating Activities. Cash provided by operating activities was $512.2 million, $661.3 million and $511.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable and federal income taxes. Cash flow for the year ended

December 31, 2008, was negatively impacted by $132.3 million of payments made to the IRS for interest and taxes related to the risk management companies matter discussed in Item 3. Legal Proceedings. This payment was accrued by Allied and in our purchase accounting for the acquisition, and paid in December 2008 to stop further accrual of interest and taxes on this matter. Additionally, during the year ended December 31, 2006, we paid approximately $83.0 million in income taxes related to fiscal 2005. This tax payment had been deferred as a result of an IRS notice issued in response to Hurricane Katrina.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.

Cash Flows Used In Investing Activities. Cash used in investing activities was $934.7 million, $260.3 million and $204.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash used in investing activities consists primarily of cash used for capital additions for all periods presented, cash paid, net of cash acquired, of $540.4 million related to the acquisition of Allied in 2008, cash provided by the disposition of our compost, mulch and soil business in Texas in 2007, and cash provided by a decrease in restricted cash in 2006. Capital additions were $386.9 million, $292.5 million and $326.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash used to acquire businesses, net of cash acquired, was $553.8 million, $4.4 million and $4.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Provided By (Used In) Financing Activities. Cash provided by financing activities was $469.4 million for the year ended December 31, 2008 and cash used in financing activities was $408.3 million and $409.4 million for the years ended December 31, 2007 and 2006, respectively, and consists primarily of purchases of common stock for treasury, proceeds from and payments of notes payable and long-term debt, proceeds from issuances of common stock due to stock option exercises and payments of cash dividends. Purchases of common stock for treasury were $138.4 million, $362.8 million and $492.0 million during 2008, 2007 and 2006, respectively. Dividends paid were $128.3 million, $93.9 million and $78.5 million during 2008, 2007 and 2006, respectively.

From 2000 through 2008, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which $138.4 million was paid during 2008 to repurchase 4.6 million shares of our common stock. The stock repurchase program was suspended in the second quarter of 2008 due to the pending merger with Allied. We expect that the share repurchase program will continue to be suspended until at least 2011.

We used cash on hand, cash flows from operations and proceeds from issuances of tax-exempt bonds to fund capital expenditures, repay debt and fund acquisitions. We intend to use the proceeds from asset divestitures in 2008 to repay debt. We intend to finance future dividend payments through cash on hand, cash flows from operations, our revolving credit facilities and other financings.

Financial Condition

At December 31, 2008, we had $68.7 million of cash and cash equivalents. We also had $281.9 million of restricted cash deposits, including $133.5 million of restricted cash held for capital expenditures under certain debt facilities.

In conjunction with the merger with Allied, we entered into a $1.75 billion revolving credit facility with a group of banks in September 2008. The credit facility matures in September 2013. It was used initially at the time of the merger to refinance borrowings and letters of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the merger. Since the merger, borrowings under the new credit facility are being used for working capital, capital expenditures, letters of credit and other general corporate purposes. Borrowings under the $1.75 billion credit facility bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements (see Note 9, Debt, to our consolidated financial statements included in Item 8 of this Form 10-K). At December 31, 2008, we had $168.9 million available under the $1.75 billion credit facility.

In April 2007, we increased our unsecured revolving credit facility to $1.0 billion and extended the term to 2012. In September 2008, we amended the $1.0 billion credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion revolving credit facility. We did not change the maturity date of the credit facility. Borrowings under the $1.0 billion credit facility bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. At December 31, 2008, we had $229.6 million available under the $1.0 billion credit facility.

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

As part of our acquisition of Allied in December 2008, we acquired Allied’s then outstanding senior notes totaling $4.25 billion, with interest rates ranging from 5.75% to 7.875% and maturity dates ranging from 2010 to 2017, $99.5 million and $360.0 million of Allied’s debentures with interest rates of 9.25% and 7.40% and maturity dates of 2021 and 2035, respectively, and $230.0 million of Allied’s 4.25% convertible debentures due 2034.

We also acquired $400.0 million of receivables secured loans, which bear interest at a market based interest rate plus a margin as defined in the agreement. We intend to renew the accounts receivable securitization program when it matures in May 2009; however, if we are unable to renew this facility at favorable terms, we will refinance any then outstanding amounts with our existing credit facilities.

In addition, we acquired $527.0 million of tax-exempt bonds with interest rates ranging from 5.15% to 11.50% and maturity dates ranging from 2010 to 2031, and other debt of $106.7 million.

The total fair value of the debt acquired in the acquisition was $5.4 billion as of the effective date of the merger. See Note 9, Debt to our consolidated financial statements under Item 8 of this Form 10-K for further information regarding the debt acquired from Allied.

In order to manage risk associated with fluctuations in interest rates, we have entered into interest rate swap agreements with investment grade-rated financial institutions. Our outstanding swap agreements have a total notional value of $210.0 million and require us to pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 6.75%. Our swap agreements mature in August 2011.

At December 31, 2008, we had $1.3 billion of tax-exempt bonds and other tax-exempt financings outstanding of which $527.0 million were acquired in the acquisition of Allied in 2008 and $207.4 million were issued during 2008 for Republic projects. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 3.25% to 11.50% at December 31, 2008 and have maturities ranging from 2010 to 2037. As of December 31, 2008, we had $133.5 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.

We intend to use excess cash on hand, cash from operating activities and proceeds from the asset divestitures to repay debt. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. Despite the current economic conditions, we believe that we will be able to raise additional debt or equity financing, if necessary.

Credit Rating

We have received investment grade credit ratings. As of December 31, 2008, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.

Fuel Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices and other commodity prices. We have entered into multiple option agreements related to forecasted diesel fuel purchases and other commodity prices. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the options qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

We have the following fuel hedges outstanding at December 31, 2008:

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

If the national U.S. on-highway average price for a gallon of diesel fuel (average price) as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counter-party. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, we pay the difference to the counter-party.

The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at December 31, 2008 and 2007 were $11.7 million and $11.4 million, respectively, and have been recorded in other current liabilities and other current assets in our consolidated balance sheets, respectively.

In accordance with SFAS 133, the effective portions of the changes in fair values as of December 31, 2008 and December 31, 2007, net of tax, of $7.1 million and $6.9 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2008, 2007 and 2006 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized gains of $5.9 million and realized losses of $1.6 million and $1.3 million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, respectively.

Commodity Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in prices of certain commodities. We have entered into multiple agreements related to certain forecasted commodity sales. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted commodity sales (commodity hedges).

We have the following commodity hedges outstanding at December 31, 2008:

				Notional Amount	Contract Price
	Commencement			(in Short Tons	per Short
Inception Date	Date	Termination Date	Hedged Transaction	per Month)	Ton

May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Corrugated Cardboard	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	Old Newspaper	1,000	103.00

If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party.

The fair values of our commodity hedges are obtained from a third-party counter-party and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at December 31, 2008 was an asset of $8.8 million and has been recorded in other current assets in our consolidated balance sheet. In accordance with SFAS 133, the effective portions of the changes in fair values as of December 31, 2008, net of tax, of $5.3 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the changes in fair values as of December 31, 2008 was immaterial and has been recorded in other income (expense), net in our consolidated statement of income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in millions):

			Maturities of
			Notes Payable	Final Capping,		Unconditional
Year Ending	Operating	Capital	and Other Long-	Closure and		Purchase
December 31,	Leases	Leases(1)	Term Debt(2)	Post-Closure(3)	Remediation	Commitments(4)	Total

2009	$44.5	$10.3	$966.6	$130.6	$102.8	$171.3	$1,426.1
2010	36.0	16.2	824.6	86.2	81.1	66.9	1,111.0
2011	29.0	15.3	1,528.0	87.9	46.5	54.7	1,761.4
2012	22.6	40.4	358.0	105.1	35.1	43.9	605.1
2013	20.1	14.7	1,453.9	107.1	30.5	38.8	1,665.1
Thereafter	102.3	290.2	6,966.9	4,491.9	215.6	298.4	12,365.3

Total	$254.5	$387.1	$12,098.0	$5,008.8	$511.6	$674.0	$18,934.0

(1)	The present value of these obligations is included in our consolidated balance sheets.

(2)	Amounts include interest payments at the stated rate for fixed rate debt or at the applicable rate as of December 31, 2008 for variable rate debt.

(3)	The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2008.

(4)	Unconditional purchase commitments consist primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at third-party facilities.

In addition to the above, we have unrecognized tax benefits at December 31, 2008 of $611.9 million of which we expect to settle approximately $10.0 million to $20.0 million within the following twelve months. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the timing of any cash settlements.

We also have letters of credit of $1.7 billion outstanding under our revolving credit facilities and $.1 billion outstanding under other agreements at December 31, 2008.

Debt covenants. Our revolving credit facilities contain financial covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At December 31, 2008, we were in compliance with all financial and other covenants under our revolving credit facilities. We were also in compliance with the non-financial covenants of the indentures relating to our senior notes as of December 31, 2008.

On December 10, 2008, we received the requisite consents for a previously announced consent solicitation to amend the supplemental indentures governing certain outstanding debt securities of Allied Waste North America, Inc. (AWNA). The amendment to each supplemental indenture modified the ongoing reporting obligations required of Allied. Under the amended supplemental indentures, the ongoing reporting obligations may be satisfied by Republic.

The collateral that had secured the AWNA senior notes and the BFI debentures equally and ratably with the Allied bank credit facility was released upon the completion of the merger with Allied and the repayment of that facility.

Failure to comply with the financial and other covenants under our revolving credit facilities, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the revolving credit facilities to accelerate the maturity of all indebtedness under the related agreements. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the revolving credit facilities constitutes an event of default under our other debt instruments, including our senior notes and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration of maturities were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under our revolving credit facilities for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the revolving credit facilities or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

Financial assurance. We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract.

Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2009, although the mix of financial assurance instruments may change.

These financial instruments are issued in the normal course of business and are not debt of our company. Since we currently have no liability for these financial assurance instruments, they are not reflected in our consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases that are not classified as debt. We do not guarantee any third-party debt.

Free Cash Flow

We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows.

Our free cash flow for the years ended December 31, 2008, 2007 and 2006 is calculated as follows (in millions):

	2008	2007	2006

Cash provided by operating activities	$512.2	$661.3	$511.2
Purchases of property and equipment	(386.9)	(292.5)	(326.7)
Proceeds from sales of property and equipment	8.2	6.1	18.5

Free cash flow	$133.5	$374.9	$203.0

Free cash flow for the year ended December 31, 2008 was negatively impacted by $132.3 million of payments made to the IRS for interest and taxes related to the risk management companies matter discussed in Item 3. Legal Proceedings. This payment was accrued by Allied and included in our purchase accounting allocation for the acquisition, and paid in December 2008 to stop further accrual of interest and taxes on this matter.

Free cash flow for the year ended December 31, 2008 was positively impacted due to approximately $32.0 million of federal tax payments being deferred until February 2009 as a result of our merger with Allied.

Free cash flow for the year ended December 31, 2007 was higher than anticipated due to lower than expected purchases of property and equipment, higher deferred income taxes and lower payments for asset retirement obligations.

Free cash flow for the year ended December 31, 2006 was negatively affected by an $83.0 million federal tax payment for 2005 that had been deferred until February 2006 as a result of an IRS notice issued in response to Hurricane Katrina.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the period for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Purchases of property and equipment presented in the consolidated statements of cash flows	$386.9	$292.5	$326.7
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(14.9)	3.2	10.9

Property and equipment received during the current period	$372.0	$295.7	$337.6

The adjustments noted above do not affect either our net change in cash and cash equivalents as reflected in our consolidated statements of cash flows or our free cash flow.

We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade rating and minimizing debt, paying cash dividends, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Contingencies

For a description of our commitments and contingencies, see Note 10, Income Taxes, and Note 16, Commitments and Contingencies, to our consolidated financial statements included under Item 8 of this Form 10-K.

Critical Accounting Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations or cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Such critical accounting policies, estimates and judgments are applicable to all of our operating segments.

We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.

Accounting for the Acquisition of Allied

Acquisitions of businesses are accounted for using the purchase method of accounting in accordance with GAAP. The purchase method of accounting requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets acquired being recorded as goodwill. The consolidated financial statements of the acquirer include the operating results of the acquired business from the date of the acquisition, and are not retroactively restated to include the historical position or the results of operations of the acquired business. These estimates are revised during the allocation period when the information necessary to finalize the fair value estimates is received and analyzed, or if information regarding contingencies becomes available to further define and quantify the assets and liabilities acquired.

Republic is in the process of valuing all of the assets and liabilities acquired in our acquisition of Allied. Until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation reflected in our consolidated financial statements as of and for the year ended December 31, 2008. The significant areas of accounting where estimates of fair values are reflected in our consolidated financial statements include landfills and other property and equipment, other intangible assets, landfill asset retirement obligations, legal and environmental reserves, self-insurance reserves, income taxes, other non-current assets and long-term obligations, and assets held for sale. Our consolidated financial statements also include our estimates of restructuring costs incurred through December 31, 2008, a portion of which will be paid in future periods.

Changes in our estimates of fair values may impact our results of operations in future periods.

Residual risks:

▪	The residual risks identified below related to critical accounting judgments and estimates are relevant to the fair value estimation processes for acquisitions. For discussion of other significant residual risks inherent in the accounting for acquisitions, see Item 1A. Risk Factors.

Landfill Accounting

Landfill operating costs are treated as period expenses and are not discussed further herein.

Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

▪	Landfill development costs that are capitalized as an asset.

▪	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.

Landfill Development Costs

We use life-cycle accounting and the units-of-consumption method to recognize landfill development costs over the life of the site. In life-cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are also capitalized, and amortized on a units-of-consumption basis as airspace is consumed. Cost and airspace estimates are developed at least annually by engineers.

Site permits. In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal levels. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The initial studies are reviewed by our environmental management group and then submitted to the regulatory agencies for approval. During the development stage we capitalize certain costs that we incur after site selection but prior to the receipt of all required permits if we believe that it is probable that the site will be permitted.

Residual risks:

▪	Changes in legislative or regulatory requirements may cause changes to the landfill site permitting process. These changes could make it more difficult and costly to obtain and maintain the landfill permit.

▪	Studies performed could be inaccurate, which could result in the denial or revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which may make the location not feasible for a landfill and could result in the denial of a permit. Denial or revocation of a permit could impair the recorded value of the landfill asset.

▪	Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits could result in denial, revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of or abandon a project which could result in an asset impairment.

Technical landfill design. Upon receipt of initial regulatory approval, technical landfill designs are prepared. The technical designs, which include the detailed specifications to develop and construct all components of the landfill, including the types and quantities of materials that will be required, are reviewed by our environmental management group. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical designs, the regulatory agencies issue permits to develop and operate the landfill.

Residual risks:

▪	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult and costly to meet new design standards.

▪	Technical design requirements, as approved, may need modifications at some future point in time.

▪	Technical designs could be inaccurate and could result in increased construction costs, difficulty in obtaining a permit or the use of rates to recognize the amortization of landfill development costs and asset retirement obligations that are not appropriate.

Permitted and probable landfill disposal capacity. Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, the depth of excavation, the height of the landfill elevation and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on a site-specific expected density to be achieved over the remaining operating life of the landfill.

Residual risks:

▪	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

▪	The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

▪	Capacity is defined in cubic yards but waste received is measured in tons. The number of tons per cubic yard varies by type of waste.

Development costs. The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates on an annual basis by comparing estimated costs with third-party bids or contractual arrangements, reviewing the changes in year over year cost estimates for reasonableness, and comparing our resulting development cost per acre with prior period costs. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.

Residual risk:

▪	Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

Landfill development asset amortization. In order to match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. The landfill asset is fully amortized at the end of a landfill’s operating life. The per-ton rate is calculated by dividing the sum of the landfill development asset net book value plus estimated future development costs (as described above) for the landfill by the landfill’s estimated remaining disposal capacity. The expected future development costs are not inflated or discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill to arrive at amortization expense for the period.

Amortization rates are influenced by the original cost basis of the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We secure significant landfill assets through business acquisitions and value them at the time of acquisition based on fair value. Amortization rates are also influenced by site-specific engineering and cost factors.

Residual risk:

▪	Changes in our future development cost estimates or our disposal capacity will normally result in a change in our amortization rates and will impact amortization expense prospectively. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability of the landfill and result in an asset impairment.

On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in cost estimates and disposal capacity are reflected prospectively in the landfill amortization rates that are updated annually.

Landfill Asset Retirement Obligations

We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure.

We account for our final capping, closure and post-closure activities in accordance with SFAS 143. Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire life of the landfill. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed within the entire landfill, depending on the nature of the obligation. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and our credit-adjusted, risk-free rate in effect at the time the liabilities were incurred. Future costs for final capping, closure and post-closure are developed at least annually by engineers, and are inflated to future value using estimated future payment dates and inflation rate projections.

Landfill capping. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above.

Closure and post-closure. Closure costs are costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is certified closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site and the monitoring of methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually (2.5% in both 2008 and 2007).

The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (6.6% in 2008 and 6.5% in 2007).

Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to calculate each layer of the recorded liabilities. This accretion expense is charged to operating expenses. Actual cash expenditures reduce the asset retirement obligation liabilities as they are made.

Corresponding retirement obligation assets are recorded for the same value as the additions to the capping, closure and post-closure liabilities. The retirement obligation assets are amortized to expense on a per-ton basis as disposal capacity is consumed. The per-ton rate is calculated by dividing the sum of each of the recorded retirement obligation asset’s net book value and expected future additions to the retirement obligation asset by the remaining disposal capacity. A per-ton rate is determined for each separate capping event based on the disposal capacity relating to that event. Closure and post-closure per-ton rates are based on the total disposal capacity of the landfill.

Residual risks:

▪	Changes in legislative or regulatory requirements including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.

▪	Changes in the landfill retirement obligation due to changes in the anticipated waste flow, cost change in airspace compaction estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations prospectively. This could result in unanticipated increases or decreases in expense.

▪	Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.

▪	Changes in inflation rates could impact our actual future costs and our total liabilities.

▪	Changes in our capital structure or market conditions could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities, assets and expense.

▪	Amortization rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.

On an annual basis, we update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill. Revisions in estimates of our costs or timing of expenditures are recognized immediately as increases or decreases to the capping, closure and post-closure liabilities and the corresponding retirement obligation assets. Changes in the assets result in changes to the amortization rates which are applied prospectively, except for fully incurred capping events and closed landfills, where the changes are recorded immediately in results of operations since the associated disposal capacity has already been consumed.

In connection with the 2008 annual review of our calculations with respect to landfill asset retirement obligations, we made a change in estimate, which is considered to be a change in accounting estimate that is effected by a change in accounting principle as defined by SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This change, which we believe is preferable, was made to better align the estimated amount of waste placed in an area to be capped (which is used to calculate our capping rates) with the physical operation of our landfills. The expected costs related to our capping events did not change and we will continue to use separate rates for each capping event. This change resulted in a $32.6 million decrease in our capping asset retirement obligations and related assets. These assets will be amortized to expense prospectively as a change in estimate, in accordance with SFAS 154. This change in estimate will not have a material impact on our consolidated financial position, results of operations or cash flows.

Permitted and probable disposal capacity. As described previously, disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, thus including additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly. Our internal criteria to classify disposal capacity as probable expansion are as follows:

▪	We own or control the land associated with the expansion airspace pursuant to an option agreement;

▪	We are committed to supporting the expansion project financially and with appropriate resources;

▪	There are no identified fatal flaws or impediments associated with the project, including political impediments;

▪	Progress is being made on the project;

▪	The expansion is attainable within a reasonable time frame; and

▪	We believe it is likely the expansion permit will be received.

After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating landfill amortization and capping, closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related probable expansion disposal capacity.

Residual risk:

▪	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both our estimated total costs and disposal capacity will be reduced, which generally increases the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could also cause an asset impairment.

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recorded to operating income in the period in which the change in estimate is made. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts.

The majority of our environmental remediation liabilities were acquired as part of our acquisition of Allied. We have accounted for the environmental remediation liabilities we acquired from Allied based on estimates of their fair values, and we have discounted these liabilities in accordance with SFAS 141. Prior to our acquisition of Allied, Allied’s environmental remediation liabilities were accounted for in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), and American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), which require that estimated losses be recorded for loss contingencies if, prior to the issuance of the financial statements, it is probable that liabilities have been incurred and the amounts of the losses can be reasonably estimated. If it is probable that a liability has been incurred, but no estimate of the liability is more likely than any other, a liability is recorded at the lower end of the range. However, amounts recorded under this guidance are generally not considered fair value.

Our process for determining the fair value for the environmental liabilities we acquired includes first identifying the population of sites that we either are or have indications that we may be responsible for the costs of remediation. These sites are then assessed to determine the risks that they are, or may be subject to, that would significantly affect either the cost or timing of remediation activities. We use these risk scenarios to develop estimates of future cash flows based on the risks identified. Generally speaking, sites with a higher risk of significant variability in future cash flows or timing of those cash flows have more risk scenarios identified than sites which we deem to be at a lower risk. We then probability-weight these risk scenarios and discount these liabilities to present value to determine their fair values. Although we have prepared and recorded a preliminary valuation of the environmental liabilities we acquired from Allied, we do not expect to complete our valuation of these liabilities until 2009. After we have finalized this valuation, future changes in these estimates will be recorded in accordance with SFAS 5 and SOP 96-1. Significant adjustments to these reserves may occur in the future.

Our other environmental liabilities are accounted for in accordance with SFAS 5 and SOP 96-1. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. These estimates do not take into account discounts to present value the total estimated costs. We reevaluate these matters as additional information becomes available to ascertain whether the liabilities we have accrued are adequate. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

Residual risks:

▪	We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about future events that are uncertain. Consequently, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter.

▪	Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.

▪	An unanticipated environmental liability that arises could result in a material charge to our consolidated statement of income.

Self-Insurance Reserves and Related Costs

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverages, ranging from $1.0 million to $3.0 million.

Residual risks:

▪	Incident rates, including frequency and severity, and other actuarial assumptions could change causing our current and future actuarially determined obligations to change, which would be adjusted to our consolidated statement of income in the period in which such adjustment is known.

▪	It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known.

▪	The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current estimates of our self-insurance reserves to change.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. Consistent with SFAS 5, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.

We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Residual risks:

▪	Actual costs can vary from our estimates for a variety of reasons including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

▪	Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse impact on our consolidated financial position, result of operations or cash flows in the period in which such judgment or settlement occurs.

Asset Impairment

Valuation methodology. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable based on projected cash flows anticipated to be generated from the ongoing operation of those assets or we intend to sell or otherwise dispose of the assets.

Residual risk:

▪	If events or changes in circumstances occur, including reductions in anticipated cash flows generated by our operations or determinations to divest assets, certain assets could be impaired which would result in a non-cash charge to earnings.

Evaluation criteria. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that could cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.

Residual risk:

▪	Our most significant asset impairment exposure, other than goodwill (which is discussed below) relates to our landfills. A significant reduction in our estimated disposal capacity as a result of unanticipated events such as regulatory developments, revocation of an existing permit or denial of an expansion permit, or changes in our assumptions used to calculate disposal capacity could trigger an impairment charge.

Recognition criteria. If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset if the net book value of the asset exceeds the sum of the estimated undiscounted cash flows expected to result from its use and eventual disposition. We generally use the present value of the expected cash flows from that asset to determine fair value.

Goodwill Recoverability

Valuation methodology. We evaluate goodwill for impairment based on the estimated fair value of each of our reporting units, which we define as our geographic operating segments. We estimate fair value based on projected net cash flows discounted using our weighted average cost of capital, which was approximately 7.0% in 2008.

Residual risk:

▪	The estimated fair value of our operating segments could change with changes in our capital structure, cost of debt, interest rates, actual capital expenditure levels, ability to perform at levels that were forecasted or our market capitalization, or other general economic conditions. For example, a reduction in long-term growth assumptions could reduce the estimated fair value of the operating segments to below their carrying values, which would trigger an impairment charge. Similarly, an increase in our weighted average cost of capital could trigger an impairment charge.

Evaluation criteria. We test goodwill for recoverability on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator, or the disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

Recognition criteria.  We use a two-step test to evaluate goodwill impairment. Under the first step, we compare the fair value of each operating segment to its carrying value (including goodwill). If the fair value of the operating segment is less than its carrying value, an indication of goodwill impairment exists for the operating segment and we perform step two of the impairment test.

For purposes of performing the second step, we allocate the fair value of each operating segment to all the assets and liabilities of the operating segment as if the operating segment had been acquired in a business combination at the date of the impairment test. We deduct the fair value of tangible net assets and other intangible assets from the fair value of each operating segment to determine the implied fair value of the goodwill for each operating segment. If the implied fair value of an operating segment’s goodwill is lower than its carrying amount, goodwill is impaired and we write it down to its implied fair value. At the time of a divestiture of an individual business unit within an operating segment, goodwill of the operating segment is allocated to that business unit based on the relative fair value of the unit being disposed to the total fair value of the operating segment and a gain or loss on disposal is determined. Subsequently, the remaining goodwill in the operating segment from which the assets were divested is re-evaluated for impairment, which could result in an impairment charge.

Residual risk:

▪	At the time of divestiture of an individual business unit, we allocate goodwill to the business unit divested and a gain or loss on disposal is calculated. We may incur non-cash losses on future sales of business units primarily due to the goodwill allocated to the business units divested.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets (other than non-deductible goodwill) and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, and accounting in interim periods.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets.

Residual risks:

▪	Income tax assets and liabilities established in purchase accounting for acquisitions are based on assumptions that could differ from the ultimate outcome of the tax matters. Such adjustments would be charged or credited to earnings pursuant to SFAS 141(R), Business Combinations, unless they meet certain remeasurement criteria and are allowed to be adjusted to goodwill.

▪	Changes in the estimated realizability of deferred tax assets could result in adjustments to our provision for income taxes.

▪	Valuation allowances for deferred tax assets and the realizability of net operating loss carryforwards for tax purposes are based on our judgment. If our judgments and estimates concerning valuation allowances and the realizability of net operating loss carryforwards are incorrect, our provision for income taxes would change.

▪	We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code (IRC) and income tax regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

▪	We recognize tax liabilities for uncertain tax positions in accordance with FIN 48, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, their ultimate resolution may result in payments that are materially different from our current estimates of the tax liabilities. These differences will be reflected as increases or decreases to our provision for income taxes in the period in which they are determined.

Defined Benefit Pension Plans

We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan), as a result of our acquisition of Allied in December 2008. The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. The benefits of approximately 97% of the current plan participants were frozen upon Allied’s acquisition of BFI in 1999.

Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and IRC, as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are anticipated for 2009.

The Plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2008, the plan assets were invested in fixed income bond funds, equity funds and cash. We annually review and adjust the plan’s asset allocation as deemed necessary.

Residual risk:

▪	Changes in the plan’s investment mix and performance of the equity and bond markets and fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions.

Assumptions. The benefit obligation and associated income or expense related to the Plan are determined based on assumptions concerning items such as discount rates, expected rates of return and average rates of compensation increases. Our assumptions are reviewed annually and adjusted as deemed necessary.

We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate increases by 1%, our benefit obligation would decrease by approximately $34.0 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $39.0 million.

In developing our expected rate of return assumption, we evaluate long-term expected and historical returns on the Plan assets, giving consideration to our asset mix and the anticipated duration of the Plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Less than 3% of participants in the Plan continue to earn service benefits.

Residual risks:

▪	Our assumed discount rate is sensitive to changes in market-based interest rates. A decrease in the discount rate will increase our related benefit plan obligation.

▪	Our annual pension expense would be impacted if the actual return on plan assets were to vary from the expected return.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The table below provides information about certain of our market-sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. All items described below are non-trading.

	Expected Maturity Date
								Fair Value of
								(Asset)/
								Liability
								as of
								December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Fixed Rate Debt:
Amount outstanding (in millions)	$107.4	$387.5	$1,138.1	$38.4	$464.2	$4,463.7	$6,599.3	$6,143.8
Average interest rates	7.25%	6.65%	6.33%	6.28%	7.91%	6.33%	6.47%
Variable Rate Debt:
Amount outstanding (in millions)	$400.0	$—	$—	$—	$675.0	$850.1	$1,925.1	$1,893.7
Average interest rates	3.00%	—	—	—	3.19%	1.24%	2.29%
Interest Rate Swaps:
Fixed to variable notional amount (in millions)	$—	$—	$210.0	$—	$—	$—	$210.0	$15.1
Average pay rate	—%	—%	3.74%	—%	—%	—%	3.74%
Average receive rate	—%	—%	6.75%	—%	—%	—%	6.75%

The fair value of variable rate debt approximates the carrying value, since interest rates are variable and, thus, approximate current market rates.

Fuel Price Risk

Fuel costs represent a significant operating expense.  When economically practical, we may enter into new or renewal contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.7 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.

Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Commodities Prices

We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recycled cardboard and newspaper in 2008, 2007 and 2006 were approximately $121.1 million, $113.9 million and $80.1 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Allied Waste Industries, Inc., which is included in the 2008 consolidated financial statements of Republic Services, Inc. and constituted $15,460.7 million and $(14.9) million of total and net assets, respectively, as of December 31, 2008 and $463.7 million and $(11.3) million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Republic Services, Inc. also did not include an evaluation of the internal control over financial reporting of Allied Waste Industries, Inc.

In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of Republic Services, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
March 2, 2009

REPUBLIC SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current Assets –
Cash and cash equivalents	$68.7	$21.8
Accounts receivable, net of allowance for doubtful accounts of $65.7 and $14.7, respectively	945.5	298.2
Prepaid expenses and other current assets	174.7	68.5
Deferred tax assets	136.8	25.3

Total Current Assets	1,325.7	413.8
Restricted cash	281.9	165.0
Property and equipment, net	6,738.2	2,164.3
Goodwill, net	10,521.5	1,555.7
Other intangible assets, net	564.1	26.5
Other assets	490.0	142.5

Total Assets	$19,921.4	$4,467.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts payable	$564.0	$160.8
Notes payable and current maturities of long-term debt	504.0	2.3
Deferred revenue	359.9	121.9
Accrued landfill and environmental costs, current portion	233.4	66.0
Accrued interest	107.7	21.3
Other accrued liabilities	796.8	256.4

Total Current Liabilities	2,565.8	628.7
Long-term debt, net of current maturities	7,198.5	1,565.5
Accrued landfill and environmental costs, net of current portion	1,197.1	279.2
Deferred income taxes and other long-term tax liabilities	1,239.9	489.4
Self-insurance reserves, net of current portion	211.7	118.5
Other long-term liabilities	225.9	82.7
Minority interests	1.1	—
Commitments and Contingencies
Stockholders’ Equity –
Preferred stock, par value $.01 per share; 50.0 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 750.0 shares authorized; 393.4 and 195.7 shares issued, including shares held in treasury, respectively	3.9	2.0
Additional paid-in capital	6,260.1	38.7
Retained earnings	1,477.2	1,572.3
Treasury stock, at cost (14.9 and 10.3 shares, respectively)	(456.7)	(318.3)
Accumulated other comprehensive income (loss), net of tax	(3.1)	9.1

Total Stockholders’ Equity	7,281.4	1,303.8

Total Liabilities and Stockholders’ Equity	$19,921.4	$4,467.8

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenue	$3,685.1	$3,176.2	$3,070.6
Expenses:
Cost of operations	2,416.7	2,003.9	1,924.4
Depreciation, amortization and depletion	354.1	305.5	296.0
Accretion	23.9	17.1	15.7
Selling, general and administrative	434.7	313.7	315.0
Asset impairments	89.8	—	—
Restructuring charges	82.7	—	—

Operating Income	283.2	536.0	519.5
Interest expense	(131.9)	(94.8)	(95.8)
Interest income	9.6	12.8	15.8
Other income (expense), net	(1.6)	14.1	4.2

Income Before Income Taxes	159.3	468.1	443.7
Provision for income taxes	85.4	177.9	164.1
Minority interests	.1	—	—

Net Income	$73.8	$290.2	$279.6

Basic Earnings Per Share:
Basic earnings per share	$.38	$1.53	$1.41

Weighted average common shares outstanding	196.7	190.1	198.2

Diluted Earnings Per Share:
Diluted earnings per share	$.37	$1.51	$1.39

Weighted average common and common equivalent shares outstanding	198.4	192.0	200.6

Cash dividends per common share	$.7200	$.5534	$.4000

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

							Accumulated
	Common	Common					Other
	Stock	Stock	Additional				Comprehensive
	Shares,	Par	Paid-In	Deferred	Retained	Treasury	Income (Loss),
	Net	Value	Capital	Compensation	Earnings	Stock	Net of Tax

Balance as of December 31, 2005	207.3	$1.9	$1,509.1	$(1.1)	$1,402.8	$(1,308.8)	$1.9
Net income	—	—	—	—	279.6	—	—
Cash dividends declared	—	—	—	—	(79.8)	—	—
Adoption of SFAS 123(R)	—	—	(1.1)	1.1	—	—	—
Issuances of common stock	5.3	—	100.5	—	—	—	—
Issuances of restricted stock and deferred stock units	.2	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.9	—	—	—	—
Compensation expense for stock options	—	—	4.1	—	—	—	—
Purchases of common stock for treasury	(18.3)	—	—	—	—	(492.0)	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	(1.0)

Balance as of December 31, 2006	194.5	1.9	1,617.5	—	1,602.6	(1,800.8)	.9
Net income	—	—	—	—	290.2	—	—
Adoption of FIN 48	—	—	—	—	(5.6)	—	—
Stock split	—	—	(1,635.0)	—	(210.3)	1,845.3	—
Cash dividends declared	—	—	—	—	(104.6)	—	—
Issuances of common stock	1.9	.1	45.3	—	—	—	—
Issuances of restricted stock and deferred stock units	.1	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	4.6	—	—	—	—
Compensation expense for stock options	—	—	6.3	—	—	—	—
Purchases of common stock for treasury	(11.1)	—	—	—	—	(362.8)	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	8.2

Balance as of December 31, 2007	185.4	2.0	38.7	—	1,572.3	(318.3)	9.1
Net income	—	—	—	—	73.8	—	—
Cash dividends declared	—	—	—	—	(168.9)	—	—
Issuances of common stock other	1.5	—	27.7	—	—	—	—
Issuances of common stock due to acquisition of Allied	195.8	1.9	6,111.8	—	—	—	—
Equity issuance costs due to acquisition of Allied	—	—	(1.8)	—	—	—	—
Value of stock options issued to replace Allied stock options	—	—	61.2	—	—	—	—
Issuances of restricted stock and deferred stock units	.4	—	—	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	10.0	—	—	—	—
Adjustment to deferred tax benefits for deferred stock units	—	—	(1.5)	—	—	—	—
Compensation expense for stock options	—	—	14.0	—	—	—	—
Purchases of common stock for treasury	(4.6)	—	—	—	—	(138.4)	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	—	(8.6)
Employee benefit plan liability adjustments, net of tax	—	—	—	—	—	—	(3.6)

Balance as of December 31, 2008	378.5	$3.9	$6,260.1	$—	$1,477.2	$(456.7)	$(3.1)

Comprehensive Income –

	Year ended December 31,
	2008	2007	2006

Net income	$73.8	$290.2	$279.6
Change in value of derivative instruments, net of tax	(8.6)	8.2	(1.0)
Employee benefit plan liability adjustments, net of tax	(3.6)	—	—

Comprehensive income	$61.6	$298.4	$278.6

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2008	2007	2006

Cash Provided by Operating Activities:
Net income	$73.8	$290.2	$279.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	222.6	188.9	180.9
Landfill depletion and amortization	119.7	110.1	108.1
Amortization of intangible and other assets	11.8	6.5	7.0
Accretion	23.9	17.1	15.7
Non-cash interest expense	10.6	.5	.5
Asset impairments	89.8	—	—
Restricted stock and deferred stock unit compensation expense	10.0	4.6	4.9
Stock option compensation expense	14.0	6.3	4.1
Deferred tax provision	(30.4)	27.8	29.9
Provision for doubtful accounts, net of adjustments	36.5	3.9	8.4
Income tax benefit from stock option exercises	2.8	7.9	11.4
(Gains) losses, net from divestitures of businesses	–	(13.8)	(4.5)
Other non-cash items	5.9	1.2	(4.2)
Change in assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	21.1	(13.6)	(22.0)
Prepaid expenses and other assets	15.8	(17.3)	(25.7)
Accounts payable and accrued liabilities	(198.2)	2.9	(6.9)
Other liabilities	82.5	38.1	(76.0)

Cash Provided by Operating Activities	512.2	661.3	511.2

Cash Used in Investing Activities:
Purchases of property and equipment	(386.9)	(292.5)	(326.7)
Proceeds from sales of property and equipment	8.2	6.1	18.5
Cash used in business acquisitions, net of cash acquired	(553.8)	(4.4)	(4.9)
Cash proceeds from business divestitures, net of cash divested	3.3	42.1	7.1
Change in amounts due and contingent payments to former owners	(.2)	—	(.5)
Change in restricted cash	(5.3)	(11.6)	102.0

Cash Used in Investing Activities	(934.7)	(260.3)	(204.5)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,453.4	313.5	327.0
Payments of notes payable and long-term debt	(740.6)	(302.4)	(255.0)
Issuances of common stock	24.6	31.3	75.3
Excess income tax benefit from stock option exercises	4.5	6.0	13.8
Payment for deferred stock units	(4.0)	—	—
Equity issuance costs	(1.8)	—	—
Purchases of common stock for treasury	(138.4)	(362.8)	(492.0)
Cash dividends paid	(128.3)	(93.9)	(78.5)

Cash Provided by (Used in) Financing Activities	469.4	(408.3)	(409.4)

Increase (Decrease) in Cash and Cash Equivalents	46.9	(7.3)	(102.7)
Cash and Cash Equivalents at Beginning of Period	21.8	29.1	131.8

Cash and Cash Equivalents at End of Period	$68.7	$21.8	$29.1

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the company in this report) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions — Eastern, Central, Southern, and Western, which we have identified as our reportable segments. In addition, we acquired Allied Waste Industries, Inc. (Allied) in December 2008, and, due to the timing of that acquisition, we have presented Allied as a separate reportable segment in our consolidated financial statements. Also, since we acquired Allied effective December 5, 2008, we should include all of the operating results of Allied starting on that date in our consolidated financial statements. For accounting convenience, the consolidated financial statements include the operating results of Allied from December 1, 2008 (the date of the accounting close), adjusted for all material transactions that occurred from December 1 through December 4, 2008.

The consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which we have determined that we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. Our investments in variable interest entities are not material to our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

In January 2007, our Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. Our shares, per share amounts, and weighted average common and common equivalent shares have been retroactively adjusted for all periods to reflect the stock split.

Merger with Allied Waste Industries, Inc.

On June 22, 2008, Republic entered into an Agreement and Plan of Merger with Allied. Prior to the merger, Allied was the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. The completion of the merger was subject to certain terms and conditions, including, but not limited to, approval of the transaction by the stockholders of both Republic and Allied, regulatory approval from the Department of Justice (DOJ), and receipt of credit ratings for the combined company classifying our senior debt as investment grade. Having met those terms and conditions on December 5, 2008, we completed the merger.

As of the effective date of the merger, each share of Allied common stock outstanding was converted into .45 shares of our common stock. We issued approximately 195.8 million shares of common stock to Allied stockholders in the merger. Allied stockholders received approximately 52% of the outstanding common stock of the combined company in respect of their Allied shares on a diluted basis as a result of the merger, and Republic stockholders retained approximately 48% of the outstanding common stock of the combined company on a diluted basis. The total purchase price paid for Allied, including the value of common stock issued, our acquisition of Allied’s debt and other costs, totaled approximately $11.5 billion.

Republic has been determined to be the acquiring company for accounting purposes in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141). Therefore, we have accounted for the merger as an acquisition of Allied by Republic, using the purchase method of accounting in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position,

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

results of operations or cash flows. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets acquired being recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the merger, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation. See Note 3, Business Acquisitions and Divestitures, for additional information.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions and self-insurance, and our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied. Each of these items is discussed in more detail below. Our actual results may differ significantly from our estimates.

Cash and Cash Equivalents

We consider liquid investments with an original maturity of three months or less to be cash equivalents.

We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, as such do not represent short-term borrowings. As of December 31, 2008, there were no net book credit balances in our primary disbursement accounts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. In order to manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our receivables are recorded when billed or the related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of ninety days old. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.

In 2007, we recorded a $4.3 million reduction in our allowance for doubtful accounts as a result of refining our estimate of the allowance based on our historical collection experience. In November 2008, prior to our acquisition of Allied, Allied recorded a $4.5 million increase in its allowance for doubtful accounts primarily related to the filing for bankruptcy of a major customer and management’s assessment of the collectibility of other national accounts receivable. Subsequent to our acquisition of Allied, we recorded a provision for doubtful accounts of $14.2 million to adjust the allowance for doubtful accounts for accounts receivable acquired from Allied to conform to Republic’s accounting policies. We also recorded $5.4 million to provide for specific bankruptcy exposures in 2008. As of December 31, 2008 and 2007, our allowance for doubtful accounts was $65.7 million and $14.7 million, respectively.

Restricted Cash

As of December 31, 2008, we had $281.9 million of restricted cash, of which $133.5 million was proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a guarantee of performance.

We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, and collection and recycling facilities. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets.

In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.

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

We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies regarding property and equipment. Depreciation is provided over the estimated

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

useful lives of the assets involved using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives are seven to forty years for buildings and improvements, five to twelve years for vehicles, seven to ten years for most landfill equipment, three to fifteen years for all other equipment, and five to twelve years for furniture and fixtures.

Landfill development costs are also included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets accrued in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For additional information, see Landfill and Environmental Costs below.)

Capitalized Interest

We capitalize interest on landfill cell construction and other construction projects in accordance with SFAS No. 34, Capitalization of Interest Cost. Construction projects must meet the following criteria before interest is capitalized:

1.	Total construction costs are $50,000 or greater,

2.	The construction phase is one month or longer, and

3.	The assets have a useful life of one year or longer.

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $2.6 million, $3.0 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative Financial Instruments

We use derivative financial instruments to manage our risk associated with changing interest rates and changing prices for commodities we frequently purchase or sell by creating offsetting market exposures. We use interest rate swap agreements to manage risk associated with fluctuations in interest rates. We have entered into multiple agreements designated as cash flow hedges to mitigate some of our exposure to changes in diesel fuel prices and prices of certain commodities.

We account for our derivative financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as assets or liabilities, as appropriate. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of derivative instruments are reported in stockholders’ equity as components of other comprehensive income until the forecasted transaction occurs or they are terminated. When the forecasted transaction occurs or they are terminated, the realized net gain or loss is then recognized in the consolidated statements of income. Changes in fair value of the ineffective portions of the derivative instruments are recognized in earnings immediately.

The fair values of our interest rate swap agreements and the fair values of our diesel fuel and other commodity hedges are obtained from third-party counter-parties and are determined using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy under SFAS 157). The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. A substantial portion of our goodwill was recorded as part of the preliminary purchase price allocation for our acquisition of Allied in December 2008.

Goodwill is tested for impairment on at least an annual basis. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangibles are no longer amortized but instead are reviewed for impairment using a two-step process. In testing for impairment, we first estimate the fair value of each operating segment and compare the fair value with the carrying value. If the fair value of an operating segment is greater than its carrying value, then no impairment results. If the fair value is less than its carrying value, then we would determine the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of an operating segment’s identifiable assets and liabilities from the fair value of the operating segment as a whole, as if that operating segment had just been acquired and the purchase price were being initially allocated. If the implied fair value of goodwill were less than the carrying value of the goodwill for an operating segment, an impairment charge would be recorded to earnings in our consolidated statement of income.

In addition, we would evaluate an operating segment for impairment if events or circumstances were to change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

▪	A significant adverse change in legal factors or in the business climate,

▪	An adverse action or assessment by a regulator,

▪	A more likely than not expectation that a segment or a significant portion thereof will be sold, or

▪	The testing for recoverability under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (SFAS 144), of a significant asset group within the segment.

We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2008, 2007 and 2006. However, there can be no assurance that goodwill will not be impaired at any time in the future. The estimated fair value of our operating segments could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization, or in general economic conditions.

Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment in determining the gain or loss to be recorded on the divestiture.

Other intangible assets includes values assigned to customer relationships, long-term contracts, covenants not to compete and tradenames, and are amortized generally on a straight-line basis over periods ranging from 2 to 10 years.

Landfill and Environmental Costs

Life Cycle Accounting

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace.

Costs and airspace estimates are developed at least annually by engineers. We use these estimates to adjust the rates we use to expense capitalized costs. Changes in these estimates primarily relate to

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in available airspace, inflation and applicable regulations. Changes in available airspace include changes due to the addition of airspace lying in probable expansion areas.

Total Available Disposal Capacity

As of December 31, 2008, we owned or operated 213 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus our estimate of expansion airspace that has a probable likelihood of being permitted.

Probable Expansion Airspace

We classify landfill disposal capacity as either permitted (having received the final permit from the applicable regulatory agency) or as probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in our calculation of total available disposal capacity, the following criteria must be met:

1.	We own or control the land associated with the expansion airspace pursuant to an option agreement,

2.	We are committed to supporting the expansion project financially and with appropriate resources,

3.	There are no identified fatal flaws or impediments associated with the project, including political impediments,

4.	Progress is being made on the project,

5.	The expansion is attainable within a reasonable time frame, and

6.	We believe it is likely the expansion permit will be received.

Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted to include both the probable expansion airspace and the additional costs to be capitalized or accrued associated with that expansion airspace.

We have identified three steps that landfills generally follow to obtain expansion permits. These steps are as follows:

1.	Obtaining approval from local authorities,

2.	Submitting a permit application to state authorities and

3.	Obtaining permit approval from state authorities.

We continually monitor our progress toward obtaining permits for each of our sites with probable airspace. If at any point it is determined that a landfill expansion area no longer meets our criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly. In addition, any amounts capitalized for the probable expansion airspace are charged to expense in the period in which it is determined that the criteria are no longer met.

Capitalized Landfill Costs

Capitalized landfill costs include expenditures for land, permitting, cell construction and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monitoring systems, installation of groundwater monitoring wells and other costs associated with the development of the site. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with SFAS 143 as discussed below.

Costs related to acquiring land, excluding the estimated residual value of unpermitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method.

Capitalized landfill costs may also include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the estimated fair value of the landfill relative to the fair value of other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

Final Capping, Closure and Post-Closure Costs

We account for final capping, closure and post-closure in accordance with SFAS 143.

We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. Final capping, closure and post-closure costs include estimated costs to be incurred for final capping and closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act, as implemented and applied on a state-by-state basis. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act of 1970, as amended. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur as needed throughout the operating life of a landfill. Other closure activities and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills.

Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. These estimates are reviewed by management and are used by our operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. Additionally, we currently retain post-closure responsibility for 126 closed landfills.

Under SFAS 143, a liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow and Present Value in Accounting Measurements (SFAC 7). The offset to the liability must be capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to the passage of time are

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as operating expenses in the consolidated statement of income and are referred to as accretion expense. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in the consolidated statement of income.

Landfill asset retirement obligations include estimates of all costs related to final capping, closure and post-closure. Costs associated with daily maintenance activities during the operating life of the landfill, such as leachate disposal, groundwater and gas monitoring, and other pollution control activities, are charged to expense as incurred. In addition, costs historically accounted for as capital expenditures during the operating life of a landfill, such as cell development costs, are capitalized when incurred, and charged to expense using life cycle accounting and the units-of-consumption method based on the consumption of cubic yards of available airspace.

We define final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping occurs in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. We consider final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events generally occur during the operating life of a landfill and can be associated with waste placed in an area to be capped. As a result, we use a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. We amortize the asset recorded pursuant to this approach as waste volume related to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace.

In connection with the 2008 annual review of our calculations with respect to landfill asset retirement obligations, we made a change in estimate, which is considered to be a change in accounting estimate that is effected by a change in accounting principle as defined by SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This change, which we believe is preferable, was made to better align the estimated amount of waste to be placed in an area to be capped (which is used to calculate our capping rates) with the physical operation of our landfills. The expected costs related to our capping events did not change and we will continue to use separate rates for each capping event. This change resulted in a $32.6 million decrease in our capping asset retirement obligations and related assets. These assets will be amortized to expense prospectively as a change in estimate, in accordance with SFAS 154. This change in estimate will not have a material impact on our consolidated financial position, results of operations or cash flows.

We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

In general, we engage third parties to perform most of our final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based on quoted and actual prices paid for similar work. We also perform some of our final capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS 143. These services primarily relate to managing construction activities during final capping, and maintenance activities during closure and post-closure. If we perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAC 7 states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. While the cost of asset retirement obligations associated with final capping, closure and post-closure can be quantified and estimated, there is not an active market that can be utilized to determine the fair value of these activities. In the case of the waste industry, no market exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flow for landfill asset retirement obligations in accordance with SFAC 7.

Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We use a 2.5% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants.

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. In general, the credit-adjusted, risk-free rate we used for liability recognition was 6.6% and 6.5% for the years ended December 31, 2008 and 2007, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, our capping, closure and post-closure obligations acquired from Allied were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions in effect at the time of the acquisition.

Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is our credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.

In accordance with SFAS 143, changes due to revision of the estimates of the amount or timing of the original undiscounted cash flows used to record a liability are recognized by increasing or decreasing the carrying amount of the asset retirement obligation liability and the carrying amount of the related asset. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate that existed when the original liability was recognized.

We review our calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the significant change has occurred.

Environmental Operating Costs

In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance.

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration. We periodically conduct environmental assessments of landfills and other properties that we own or operate, as well properties we are considering acquiring, in order to determine potential contamination or to monitor sites we are remediating.

We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about future events that are uncertain. Consequently, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter.

The majority of our environmental remediation liabilities were acquired as part of our acquisition of Allied. We have accounted for the environmental remediation liabilities we acquired from Allied based on estimates of their fair values, and we have discounted these liabilities in accordance with SFAS 141. Prior to our acquisition of Allied, Allied’s environmental remediation liabilities were accounted for in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), and American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), which require that estimated losses be recorded for loss contingencies if, prior to the issuance of the financial statements, it is probable that liabilities have been incurred and the amounts of the losses can be reasonably estimated. If it is probable that a liability has been incurred, but no estimate of the liability is more likely than any other, a liability is recorded at the lower end of the range. However, amounts recorded under this guidance are generally not considered fair value.

Our process for determining the fair value for the environmental liabilities we acquired includes first identifying the population of sites that we either are or have indications that we may be responsible for the costs of remediation. These sites are then assessed to determine the risks that they are, or may be subject to, that would significantly affect either the cost or timing of remediation activities. We use these risk scenarios to develop estimates of future cash flows based on the risks identified. Generally speaking, sites with a higher risk of significant variability in future cash flows or timing of those cash flows have more risk scenarios identified than sites which we deem to be at a lower risk. We then probability-weight these risk scenarios and discount these liabilities to present value to determine their fair values. Although we have prepared and recorded a preliminary valuation of the environmental liabilities we acquired from Allied, we do not expect to complete our valuation of these liabilities until 2009. After we have finalized this valuation, future changes in these estimates will be recorded in accordance with SFAS 5 and SOP 96-1. Significant adjustments to these reserves may occur in the future.

Our other environmental liabilities are accounted for in accordance with SFAS 5 and SOP 96-1. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. These estimates do not take into account discounts to present value the total estimated costs. We reevaluate these matters as additional information becomes available to ascertain whether the liabilities we have accrued are adequate. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

Asset Impairments

We periodically evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment in accordance with SFAS 144. Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

▪	A significant decrease in the market price of an asset or asset group,

▪	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition,

▪	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator,

▪	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

▪	A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or

▪	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded to the consolidated statement of income in the current period. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results.

Self-Insurance Reserves

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities we acquired in the acquisition of Allied have been recorded at fair value, and, therefore, have been discounted to present value based on our estimate of the timing of the related cash flows.

As we are the primary obligor for payment of all claims, we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers are recorded in other assets.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer and disposal operations, as part of our growth strategy. Businesses acquired are accounted for under the purchase method of accounting. Under the purchase method of accounting, businesses are included in the consolidated financial statements from the date of acquisition. The cost of the acquired businesses is allocated to the assets and the liabilities acquired based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets and liabilities acquired. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under GAAP can be included in discontinued operations. Only components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station. After completing our analysis at December 31, 2008, we determined that our operations that qualify for discontinued operations accounting are not material to our consolidated statements of income and have not been presented separately as discontinued operations therein. See Note 3, Business Acquisitions and Divestitures, for additional information about discontinued operations.

Costs Associated with Exit Activities

We account for employee termination benefits that represent a one-time benefit in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). We record such costs into expense when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs, which are expensed as incurred.

In addition, we account for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, in accordance with the EITF 95-3 criteria, and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date. We recognize employee termination benefits as liabilities assumed as of the acquisition date when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, if the future service period for these employees is less than sixty days from their date of notification.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated in accordance with SFAS 5 and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.

Contingent liabilities recorded in purchase accounting are recorded at their fair values in accordance with SFAS 141. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been acquired as part of an acquisition of a business.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our effective cash flow hedges of prices for diesel fuel and other commodities, net of tax, and certain adjustments to liabilities associated with our employee benefit plan liabilities, net of tax.

Revenue Recognition

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and the revenue is then recognized over the period services are provided. Collection, transfer and disposal, and other services accounted for 77.7%, 17.9% and 4.4%, respectively, of consolidated revenue for the year ended December 31, 2008. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the past three years.

We recognize revenue when all four of the following criteria are met:

▪	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer,

▪	Services have been performed such as the collection and hauling of waste or the disposal of waste at a disposal facility owned or operated by us,

▪	The price of the services provided to the customer is fixed or determinable, and

▪	Collectibility is reasonably assured.

Income Taxes

We are subject to income taxes in the United States and Puerto Rico. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Accordingly, we record deferred income taxes to reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases using enacted tax rates that we expect to be in effect when the taxes are actually paid or recovered.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making these determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income and recent financial operating results. In the event we determine that we would be able to realize a deferred income tax asset in the future in excess of its net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Effective January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying consolidated statements of income. Accrued interest and penalties are included within other current liabilities, and deferred income taxes and other long-term tax liabilities, in the consolidated balance sheets.

Defined Benefit Pension Plan

We assumed the BFI Retirement Plan (the Plan), which is a qualified defined benefit pension plan, as a result of our merger with Allied in December 2008. The Plan covers certain current and former employees of Allied in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. However, the benefits of approximately 97% of the current plan participants were frozen upon Allied’s acquisition of BFI in 1999.

Our pension contributions will be made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC), as amended by the Pension Protection Act of 2006. The Plan’s assets have been invested as determined by our Retirement Benefits Committee. We will annually review and adjust the Plan’s asset allocation as deemed necessary.

The benefit obligation and associated income or expense related to the Plan are determined using annually established assumptions for discount rates, expected rates of return and average rates for compensation increases. We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, giving consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.

Equity-Based Compensation Plans

We account for equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued as compensation to employees over the requisite service periods.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense, resulting from the exercise of stock options, be classified as cash flows from financing activities. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement-eligible date, if earlier.

The fair value of each option on the date of grant is estimated using a lattice binomial option-pricing model based on certain valuation assumptions. Expected volatilities are based on our historical stock prices over the contractual terms of the options and other factors. The risk-free interest rates used are based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life. The dividend yield reflects our dividend yield at the date of grant. The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual terms of the options and our employees’ historical exercise and post-vesting employment termination behavior, weighted to reflect the job level demographic profile of the employees receiving the option grants. The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill or transfer station and operating equipment. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Operating Leases

Many of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that, in the normal course of business, our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures.

Capital Leases

Assets acquired under capital leases are capitalized at the inception of each lease and are amortized over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. The present value of the related lease payments is recorded as a debt obligation.

Fair Value of Financial Instruments

Our financial instruments, as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. We have determined the estimated fair values of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation methodologies could have a material effect on the estimated fair value amounts. The fair value estimates are based on information available as of December 31, 2008 and 2007. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturities of these instruments. See Note 9, Debt, for the fair value disclosures related to our long-term debt.

Related Party Transactions

It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

Recently Issued Accounting Pronouncements

FSP APB 14-1 — Convertible Debt Instruments

In May 2008, the FASB directed the FASB Staff to issue FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented. Early adoption is not permitted. We do not believe the impact of adopting FSP APB 14-1 will have a material effect on our consolidated financial position or results of operations.

SFAS 141(R) — Business Combinations

In December 2007, the FASB issued SFAS 141(R) which replaces SFAS 141. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. Under SFAS 141(R), all transaction and restructuring charges are required to be recognized as expenses as incurred. The statement requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined as of the acquisition date. It also requires the acquirer to recognize assets acquired, liabilities assumed, consideration paid and any noncontrolling interests acquired at their acquisition-date fair values. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are also recorded in the income statement. The impact of the adoption of this statement on our consolidated financial statements is dependent on the nature and volume of future acquisitions, and, therefore, can not be determined at this time.

SFAS 141(R) is required to be applied prospectively, and, in general, will be effective for businesses we acquire on or after January 1, 2009. However, in the case of deferred tax asset valuation allowances and uncertain tax liability position liabilities we have recorded for acquisitions, the provisions of SFAS 141(R) as of its effective date will apply to the accounting for all business acquisitions, whether the acquisition occurred before or after that date.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2009, the FASB issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FASB voted to carry forward the requirements in SFAS 141 for acquired contingencies, which would require that such contingencies be recognized at fair value as of the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS 5.

FSP FAS 142-3 — Determination of the Useful Life of Intangible Assets

In April 2008, the FASB directed the FASB Staff to issue FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The impact of adopting FSP FAS 142-3 will not have a material effect on our consolidated financial position or results of operations.

SFAS 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements; but, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS 157 with respect to financial assets and liabilities beginning January 1, 2008. The adoption of SFAS 157 had no impact on our consolidated financial position, result of operations or cash flows as our historical method of obtaining the fair values of our derivative instruments is acceptable under SFAS 157. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2. SFAS 157 will impact accounting for fair values associated primarily with assets such as property and equipment, intangible assets and goodwill, but we do not believe it will have a material effect on our consolidated financial position or results of operations.

SFAS 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 was effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but were not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We elected not to remeasure any financial instruments or other items at fair value under SFAS 159 as of January 1, 2008.

SFAS 160 — Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interests sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Additionally, when control is obtained and a previous equity interest was held, a gain or loss will be recognized in earnings for the difference between the fair value of the previously held equity interest and its carrying value. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. Our minority interest liability for noncontrolling interests we assumed as part of the acquisition of Allied was $1.1 million at December 31, 2008. Therefore, we do not expect that the implementation of this pronouncement will have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 161 — Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that they are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations or cash flows are required. This statement retains the same scope as SFAS 133 and will be effective for us beginning January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption of this statement will have no impact on our consolidated financial position, results of operations or cash flows.

3.	BUSINESS ACQUISITIONS AND DIVESTITURES, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES

Merger with Allied Waste Industries, Inc.

Rationale for the Merger

We believe that our merger with Allied results in a combined company that has greater financial strength, operational efficiencies, earning power and growth potential than either we or Allied would have on our own. We believe that there is a substantial strategic fit between the markets serviced by Republic, which are located predominantly in high-growth Sunbelt markets, and those served by Allied, which has a national footprint. Since our collection markets are highly complementary, the combined company is diversified across geographic markets, customer segments and service offerings. This balance will allow

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our combined company to capitalize on attractive business opportunities, mitigate geographic risk, and result in greater stability and predictability of revenue and free cash flow. We also believe that the merger should result in a number of important synergies, primarily from achieving greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Therefore, we believe that the 9% premium we paid to effectuate the merger was reasonable.

Purchase Price

The purchase price paid for the acquisition of Allied that was effective December 5, 2008 includes the value of Republic’s common stock issued in exchange for Allied’s outstanding common stock, the conversion of Allied’s outstanding stock options and unvested restricted stock awards into Republic’s equity-based awards, the value of Allied’s debt and Republic’s transaction costs.

Pursuant to the merger agreement, Allied stockholders were entitled to receive .45 shares of Republic common stock for each share of common stock held (the Exchange Ratio) at the effective time of the merger. Allied had 435.0 million shares of common stock outstanding as of December 5, 2008, including 1.5 million equity-based awards that had vested and settled through the issuance of Allied common stock at the effective time of the merger. The fair value assigned to each share of common stock was determined using the average closing prices of Republic’s common stock for the five-day period around June 23, 2008 (the announcement date). Therefore, to effect the transaction, approximately 195.8 million shares of Republic’s common stock valued at $6.1 billion were issued to Allied stockholders.

In addition, Allied had stock options, restricted stock and other equity-based awards outstanding under the terms of its various equity-based incentive compensation plans and certain other agreements. Under the terms of these agreements, substantially all of these awards became fully vested upon the change in control. In accordance with the merger agreement, the stock options and any remaining unvested restricted stock were converted into Republic equity-based awards with like terms and conditions (except for the acceleration of the vesting of the awards as a result of the merger) at the effective time of the merger using the Exchange Ratio. As of December 5, 2008, approximately 7.6 million stock options and unvested other equity-based awards were issued in exchange for Allied’s outstanding equity-based awards as of the effective date of the merger. Under SFAS 123(R), the total fair value for the stock options of approximately $61.2 million (based on the average closing prices of Republic’s common stock for the five-day period around the announcement date), was recorded to additional paid-in capital as a component of purchase price. The unvested other equity-based awards will be recognized through compensation expense as they vest.

In summary, the purchase price paid for the acquisition of Allied consists of the following (in millions):

Value of Republic common stock issued in exchange for Allied common stock outstanding	$6,113.7
Value of Republic stock options issued to replace Allied stock options	61.2
Debt, fair value	5,402.0
Less: Cash acquired	(131.3)
Transaction costs	57.4

Total purchase price	$11,503.0

Allocation of Purchase Price

The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and is subject to revision. Due to the volume and complexity of the information required to assess these assets and liabilities, we have not completed our valuation of certain significant balances including property and equipment, goodwill, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance. Our preliminary purchase price allocation includes values we have finalized to date and preliminary estimates of the values we have not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Adjustments after the allocation period made to assets and liabilities acquired, once we have finalized these balances, will be recorded in the consolidated statement of income.

Our preliminary allocation of purchase price is as follows (in millions):

Current assets	$910.8
Landfill development costs	2,600.0
Other property and equipment	2,256.8
Goodwill	9,006.3
Other intangible assets	541.0
Other assets	226.6
Current liabilities	1,336.3
Capping, closure and post-closure liabilities	813.1
Environmental liabilities	208.1
Deferred income taxes and other long-term tax liabilities	774.1
Other long-term liabilities	906.9

Total purchase price	$11,503.0

The fair values for the intangibles assets acquired were determined by identifying these assets using the intangible asset criteria of SFAS 141. All of Allied’s projected revenue streams and their related profits were then used to analyze the potential intangible assets. The intangible assets identified that were determined to have value as a result of this analysis include customer relationships, franchise agreements, other municipal agreements, non-compete agreements and tradenames. The fair values for these intangible assets are reflected in the table below. Other intangible assets were identified that are considered to be components of either property and equipment or goodwill under GAAP, including the value of the permitted and probable airspace at Allied’s landfills (property and equipment), the going concern element of Allied’s business (goodwill) and its assembled workforce (goodwill). The going concern element represents the ability of an established business to earn a higher rate of return on an assembled collection of net assets than would be expected if those assets had to be acquired separately. A substantial portion of this going concern element acquired is represented by Allied’s infrastructure of market-based collection routes and its related integrated waste transfer and disposal channels, whose value has been included in goodwill in accordance with SFAS 141.

The allocation of identifiable other intangible assets (excluding the allocation of purchase price to landfill airspace and goodwill) related to the acquisition of Allied is as follows (in millions):

	Fair Value of Other	Useful Life
	Intangible Assets	(in years)

Customer relationships	$420.0	10
Franchise agreements	60.0	9
Other municipal agreements	30.0	3
Non-compete agreements	1.0	2
Tradenames	30.0	5

Total	$541.0

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the goodwill and other intangible assets recorded related to the acquisition of Allied are not deductible for tax purposes.

Pro Forma Information

The consolidated financial statements presented for Republic include the operating results of Allied from the date of the acquisition. The following pro forma information is presented assuming the merger had been completed as of January 1, 2007. The unaudited pro forma information presented below has been prepared for illustrative purposes and is not intended to be indicative of the results of operations that would have actually occurred had the acquisition been consummated at the beginning of the periods presented or of future results of the combined operations (in millions, except share and per share amounts).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue	$9,362.2	$9,244.9
Income from continuing operations available to common stockholders	285.7	423.2
Basic earnings per share	.76	1.10
Diluted earnings per share	.75	1.09

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets, accretion of discounts to fair value associated with debt, environmental, self-insurance and other liabilities, accretion of capping, closure and post-closure obligations and amortization of the related assets, and provision for income taxes.

Assets Held For Sale

As a condition of the merger with Allied in December 2008, we reached a settlement with the DOJ requiring us to divest of certain operations serving fifteen metropolitan areas including Los Angeles, CA; San Francisco, CA; Denver, CO; Atlanta, GA; Northwestern Indiana; Lexington, KY; Flint, MI; Cape Girardeau, MO; Charlotte, NC; Cleveland, OH; Philadelphia, PA; Greenville-Spartanburg, SC; and Fort Worth, Houston and Lubbock, TX. The settlement requires us to divest 87 commercial waste collection routes, nine landfills and ten transfer stations, together with ancillary assets and, in three cases, access to landfill disposal capacity. We have classified the assets and liabilities we expect to divest (including accounts receivable, property and equipment, goodwill, and accrued landfill and environmental costs) as assets held for sale in our consolidated balance sheet at December 31, 2008. The assets held for sale related to operations that were Republic’s prior to the merger with Allied have been adjusted to the lower of their carrying amounts or estimated fair values less costs to sell, which resulted in us recognizing an asset impairment loss of $6.1 million in our consolidated statement of income for the year ended December 31, 2008. The assets held for sale related to operations that were Allied’s prior to the merger are recorded at their estimated fair values in our consolidated balance sheet as of December 31, 2008 in accordance with the purchase method of accounting.

In February 2009, we entered into an agreement to divest certain assets to Waste Connections, Inc. The assets covered by the agreement include six municipal solid waste landfills, six collection operations and three transfer stations across the following seven markets: Los Angeles, CA; Denver, CO; Houston, TX; Lubbock, TX; Greenville-Spartanburg, SC; Charlotte, NC; and Flint, MI. The transaction with Waste Connections is subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for sale as of December 31 are recorded in our consolidated balance sheet as follows (in millions):

2008

Prepaid expenses and other current assets	$17.5
Other assets	285.1

Total assets	$302.6

Accrued liabilities	$3.1
Other long-term liabilities	31.0

Total liabilities	$34.1

Assets held for sale are comprised of accounts receivable, property and equipment, and accrued landfill and environmental costs.

Restructuring Charges

During the year ended December 31, 2008, we incurred $82.7 million of restructuring costs, primarily consisting of severance and other employee termination and relocation benefits and consulting fees paid to outside parties related to integrating the Allied and Republic operations. Substantially all restructuring charges relate to our corporate segment. As of December 31, 2008, our liabilities recorded for restructuring charges were $30.4 million and consisted of severance and other employee termination and relocation benefits incurred and unpaid. The majority of these benefit payments will be made in 2009.

Other Acquisitions

In addition to our acquisition of Allied, we acquired various other solid waste businesses during the years ended December 31, 2008, 2007 and 2006. The aggregate purchase price paid for these transactions was $13.4 million, $4.4 million and $4.9 million, respectively. The amount for 2008 includes the acquisition of a transfer station in California.

The following summarizes the preliminary purchase price allocations for these business combinations, in aggregate (which excludes the acquisition of Allied):

	2008	2007	2006

Property and equipment	$5.7	$3.6	$4.5
Goodwill and other intangible assets	8.6	1.6	1.2
Working capital surplus (deficit)	.4	(.8)	(.7)
Other assets (liabilities), net	(1.3)	—	(.1)

Cash used in acquisitions, net of cash acquired	$13.4	$4.4	$4.9

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

Other Divestitures

In November 2007, we divested our Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divesture.

4.	PROPERTY AND EQUIPMENT, NET

Purchases of property and equipment for the years ended December 31, 2008, 2007 and 2006 were $386.9 million, $292.5 million and $326.7 million, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of property and equipment as of December 31 is as follows (in millions):

	2008(1)	2007

Other land	$464.4	$105.7
Non-depletable landfill land	169.3	52.7
Landfill development costs	4,126.3	1,809.1
Vehicles and equipment	3,432.3	1,965.1
Buildings and improvements	706.0	346.7
Construction-in-progress – landfill	76.2	66.4
Construction-in-progress – other	26.3	11.8

	9,000.8	4,357.5

Less: Accumulated depreciation, depletion and amortization –
Landfill development costs	(1,004.2)	(1,039.5)
Vehicles and equipment	(1,147.3)	(1,052.7)
Buildings and improvements	(111.1)	(101.0)

	(2,262.6)	(2,193.2)

Property and equipment, net	$6,738.2	$2,164.3

(1)	Property and equipment, net excludes assets classified as held for sale of $214.1 million as of December 31, 2008.

In December 2008, as a result of our acquisition of Allied, we recorded $4.9 billion for property and equipment at its estimated fair value. Our estimates have not been finalized and are subject to change. We expect to complete our valuations in 2009.

In December 2008, we also recorded asset impairments of $89.8 million primarily related to a reduction in our estimated remaining airspace at our Countywide disposal facility in Ohio, a reduction in value of our former corporate headquarters in Florida and estimated losses on the required divestitures of certain operations in compliance with DOJ requirements.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill, Net

At December 31, 2008, the carrying value of goodwill totaled $10.5 billion, of which $9.0 billion was recorded as part of our preliminary purchase price allocation for our acquisition of Allied. A summary of the activity and balances in our goodwill accounts, net, by operating segment is as follows (in millions):

				Impairments
	Balance at			and Transfers	Balance at
	December 31,			to Held for	December 31,
	2007	Acquisitions	Divestitures	Sale	2008

Eastern	$420.0	$—	$—	$(18.3)	$401.7
Central	374.1	2.0	—	(.8)	375.3
Southern	327.3	(.2)	—	(22.3)	304.8
Western	434.3	(.1)	—	—	434.2
Allied	—	9,006.3	(.8)	—	9,005.5

Total	$1,555.7	$9,008.0	$(.8)	$(41.4)	$10,521.5

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at			Balance at
	December 31,			December 31,
	2006	Acquisitions	Divestitures	2007

Eastern	$422.1	$—	$(2.1)	$420.0
Central	373.9	.2	—	374.1
Southern	326.6	.7	—	327.3
Western	440.3	.1	(6.1)	434.3

Total	$1,562.9	$1.0	$(8.2)	$1,555.7

Other Intangible Assets

Other intangible assets includes values assigned to customer relationships, long-term contracts, covenants not to compete and tradenames, and are amortized generally on a straight-line basis over periods ranging from 2 to 10 years.

A summary of the activity and balances in other intangible assets accounts by operating segment is as follows (in millions):

Gross Intangible Assets

	Balance at			Balance at
	December 31,		Other	December 31,
	2007	Acquisitions	Additions	2008

Eastern	$4.6	$—	$—	$4.6
Central	6.8	.1	—	6.9
Southern	3.9	—	—	3.9
Western	52.0	6.8	.2	59.0
Allied	—	541.0	—	541.0

Total	$67.3	$547.9	$.2	$615.4

	Balance at			Balance at
	December 31,		Other	December 31,
	2006	Acquisitions	Additions	2007

Eastern	$4.6	$—	$—	$4.6
Central	6.7	.1	—	6.8
Southern	3.4	.4	.1	3.9
Western	51.9	.1	—	52.0

Total	$66.6	$.6	$.1	$67.3

Accumulated Amortization

	Balance at		Balance at
	December 31,	Amortization	December 31,
	2007	Expense	2008

Eastern	$(2.6)	$(.5)	$(3.1)
Central	(3.9)	(.8)	(4.7)
Southern	(2.4)	(.4)	(2.8)
Western	(31.9)	(3.2)	(35.1)
Allied	—	(5.6)	(5.6)

Total	$(40.8)	$(10.5)	$(51.3)

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at		Balance at
	December 31,	Amortization	December 31,
	2006	Expense	2007

Eastern	$(2.1)	$(.5)	$(2.6)
Central	(2.9)	(1.0)	(3.9)
Southern	(2.0)	(.4)	(2.4)
Western	(28.6)	(3.3)	(31.9)

Total	$(35.6)	$(5.2)	$(40.8)

Based on the amortizable assets recorded in the balance sheet at December 31, 2008, amortization expense for each of the next five years is estimated to be as follows (in millions):

2009	$70.1
2010	70.0
2011	68.4
2012	57.9
2013	57.4

6.	OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of December 31 is as follows (in millions):

	2008	2007

Inventories(1)	$37.1	$12.3
Prepaid expenses	58.6	19.7
Other non-trade receivables	47.7	18.9
Income taxes receivable	3.0	4.8
Assets held for sale	17.5	—
Other assets(2)	10.8	12.8

Total	$174.7	$68.5

(1)	Inventories are valued at the lower of cost (first-in, first-out) or market.
(2)	Includes the fair value of commodity hedges of $8.8 million at December 31, 2008 and the fair value of fuel hedges of $11.4 million at December 31, 2007.

Other Assets

A summary of other assets as of December 31 is as follows (in millions):

	2008	2007

Deferred financing costs	$27.4	$16.3
Deferred compensation plan	13.0	51.5
Notes and other receivables(1)	30.7	9.5
Assets held for sale	285.1	—
Other	133.8	65.2

Total	$490.0	$142.5

(1)	Includes $15.1 million and $3.1 million for the fair value of interest rate swaps at December 31, 2008 and 2007, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of December 31 is as follows (in millions):

	2008	2007

Accrued payroll and benefits	$130.6	$92.6
Accrued fees and taxes	114.0	38.9
Self-insurance reserves, current portion	173.6	59.5
Accrued dividends	72.0	31.6
Current tax liabilities	47.1	2.5
Restructuring liabilities	30.4	—
Accrued professional fees and legal settlement reserves	43.7	6.0
Other(1)	185.4	25.3

Total	$796.8	$256.4

(1)	Includes $11.7 million for the fair value of fuel hedges at December 31, 2008.

Other Long-Term Liabilities

A summary of other long-term liabilities as of December 31 is as follows (in millions):

	2008	2007

Deferred compensation liability	13.2	51.0
Pension liability	74.7	—
Liabilities related to assets held for sale	31.0	—
Other	107.0	31.7

Total	$225.9	$82.7

Self-Insurance Reserves

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. We carry general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Claims in excess of self-insurance levels are fully insured subject to policy limits.

In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities we acquired in the acquisition of Allied have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid.

Our liabilities for unpaid and incurred but not reported claims at December 31, 2008 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $385.3 million under our current risk management program and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LANDFILL AND ENVIRONMENTAL COSTS

As of December 31, 2008, we owned or operated 213 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 126 closed landfills.

Accrued Landfill and Environmental Costs

A summary of our landfill and environmental liabilities for the years ended December 31 is as follows (in millions):

	2008	2007

Landfill final capping, closure and post-closure liabilities	$1,040.6	$277.7
Remediation	389.9	67.5

	1,430.5	345.2
Less: Current portion	(233.4)	(66.0)

Long-term portion	$1,197.1	$279.2

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31 (in millions):

	2008	2007	2006

Asset retirement obligation liability, beginning of year	$277.7	$257.6	$239.5
Additions due to acquisition of Allied	813.1	—	—
Non-cash asset additions	20.5	19.5	22.8
SFAS 143 adjustments(1)	(32.6)	(1.8)	(10.0)
Amounts settled during the period	(27.9)	(14.7)	(10.4)
Accretion expense	23.9	17.1	15.7
Liabilities related to assets held for sale	(34.1)	—	—

Asset retirement obligation liability, end of year	1,040.6	277.7	257.6
Less: Current portion	(130.6)	(32.6)	(29.0)

Long-term portion	$910.0	$245.1	$228.6

(1)	See Note 2, Summary of Significant Accounting Policies — Landfill and Environmental Costs, Final Capping, Closure and Post-Closure Costs, for further information regarding SFAS 143 adjustments.

As of December 2008, we recorded a preliminary purchase price allocation of $813.1 million for the asset retirement obligations we acquired as part of the acquisition of Allied. The amounts we have recorded for these obligations are not comparable to the amounts Allied had recorded for these obligations. We have recorded these obligations at their estimated fair values using our credit-adjusted, risk-free rate at the time of the acquisition of 9.75%. In contrast, Allied had recorded these liabilities using a weighted-average credit-adjusted, risk-free rate of 8.0%. Additionally, we have made certain changes to the processes Allied used for making the estimates needed to calculate asset retirement obligations in order to conform Republic’s and Allied’s methods for accounting for these obligations.

During the years ended December 31, 2008, 2007 and 2006, we reviewed our landfill asset retirement obligations for our landfills. As a result, we record a net increase of $.6 million, a net increase of $3.3 million and a net decrease of $2.3 million in amortization expense, respectively, primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $63.2 million at December 31, 2008 and is included in restricted cash in our consolidated balance sheet.

The expected future payments for final capping, closure and post-closure as of December 31, 2008 are as follows (in millions):

Years Ending December 31,
2009	$130.6
2010	86.2
2011	87.9
2012	105.1
2013	107.1
Thereafter	4,491.9

Total	$5,008.8

The estimated remaining final capping, closure and post-closure expenditures presented above are uninflated and undiscounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2008.

Environmental Remediation Liabilities

The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31, (in millions):

	2008	2007	2006

Remediation liabilities, beginning of year	$67.5	$45.1	$50.3
Additions charged to expense	155.9	51.4	8.5
Addition due to acquisition of Allied	208.1	—	—
Amounts settled during the period	(43.3)	(29.0)	(13.7)
Accretion expense	1.7	—	—

Remediation liabilities, end of year	389.9	67.5	45.1
Less: Current portion	(102.8)	(33.4)	(13.0)

Long-term portion	$287.1	$34.1	$32.1

As of December 2008, we recorded a preliminary purchase price allocation of $208.1 million for the environmental liabilities we acquired as part of the acquisition of Allied. These liabilities represent our preliminary estimate of costs to remediate sites that were previously owned or operated by Allied or sites at which they, or a predecessor company that they had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of postremedial monitoring. See also Note 2, Summary of Significant Accounting Policies — Environmental Remediation Liabilities, for further information. We have recorded these liabilities at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.

During 2007, we recorded pre-tax remediation charges of $44.6 million related to estimated costs to comply with Final Findings and Orders (F&Os) issued by the Ohio Environmental Protection Agency (OEPA) in response to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and to undertake certain other remedial actions that we agreed with the OEPA to perform, including, without limitation, installing a “fire” break and removing liquids from gas extraction wells.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. We also received additional orders from the OEPA. Based upon current information and engineering analyses and discussions with the OEPA and the EPA subsequent to the signing of the above-mentioned agreement, we recorded an additional pre-tax charge of $98.0 million for remediation costs in 2008. These costs include placing an enhanced cap (in excess of Countywide’s current permit requirements) over certain portions of the landfill.

We have requested relief with respect to certain requirements of the orders received from the OEPA as we believe the requirements should no longer be considered essential in light of the work we have now agreed with the EPA to perform.

While we are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the additional remedial actions, we have not recorded any receivables for potential recoveries.

The remediation liability remaining for Countywide as of December 31, 2008 is $95.4 million, of which approximately $29.5 million is expected to be paid out during 2009. The majority of the remaining costs are expected to be paid during 2010 and 2011.

During 2007, we recorded a pre-tax charge of $9.6 million associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California. These additional costs are attributable to a consent agreement with the California Department of Toxic Substance Control. In 2008, we recorded an additional pre-tax charge of $21.9 million for increases in our estimates for leachate disposal costs and leachate treatment equipment at this facility.

On August 1, 2008, Republic Services of Southern Nevada (RSSN), a wholly owned subsidiary of ours, signed a Consent Decree and Settlement Agreement (Consent Decree) with the EPA, the Bureau of Land Management, and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. As a result, we recorded, based on management’s best estimates, a pre-tax charge of $35.0 million in 2008, of which $34.0 million was recorded for remediation costs associated with complying with the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The majority of this remediation liability is expected to be paid during 2009 and 2010.

It is reasonably possible that we will need to adjust the charges noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

No other significant amounts were charged to income for remediation costs during the years ended December 31, 2008, 2007 and 2006.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future payments for remediation costs as of December 31, 2008 are as follows (in millions):

Years Ending December 31,
2009	$102.8
2010	81.1
2011	46.5
2012	35.1
2013	30.5
Thereafter	215.6

Total	$511.6

9.	DEBT

Our notes payable, capital leases and long-term debt at December 31, 2008 and 2007 are listed in the following table, and are presented net of unamortized discounts and premiums, and net of unamortized adjustments to fair value (in millions). The debt we acquired as part of the acquisition of Allied was recorded at fair value as of the acquisition date.

	Balance at December 31,
	2008	2007

$1.0 billion Revolver due 2012, borrowings	$—	$—
$1.75 billion Revolver due 2013, Eurodollar borrowings	665.0	—
Receivables secured loans	400.0	—
7.125% notes due 2009	99.3	99.3
6.75% notes due 2011	464.2	451.9
6.086% notes due 2035	249.1	248.7
6.50% senior notes due 2010	333.2	—
5.75% senior notes due 2011	371.1	—
6.375% senior notes due 2011	257.7	—
7.875% senior notes due 2013	422.4	—
6.125% senior notes due 2014	370.5	—
7.375% senior notes due 2014	363.5	—
7.25% senior notes due 2015	531.7	—
7.125% senior notes due 2016	518.7	—
6.875% senior notes due 2017	645.7	—
9.25% debentures due 2021	92.8	—
7.40% debentures due 2035	266.0	—
4.25% senior subordinated convertible debentures due 2034	201.3	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 3.25% to 11.50%; maturities ranging from 2010 to 2037	1,308.2	731.9
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 19.63%; maturing through 2042	142.1	36.0

Total debt	7,702.5	1,567.8
Less: Current portion	(504.0)	(2.3)

Long-term portion	$7,198.5	$1,565.5

Impact of Allied Merger on Supplemental Indentures for Certain Debt

On December 10, 2008, we received the requisite consents to amend the supplemental indentures governing certain outstanding debt securities of Allied Waste North America, Inc. (AWNA). The amendment to each supplemental indenture modified the ongoing reporting obligations required of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allied. Under the amended supplemental indentures, the ongoing reporting obligations may be satisfied by Republic.

The collateral that had secured the AWNA senior notes and the BFI Debentures (as defined below) equally and ratably with the Allied bank credit facility was released upon the completion of our merger with Allied and the repayment of that facility.

Revolving Credit Facilities

In April 2007, we increased our unsecured revolving credit facility from $750.0 million to $1.0 billion and extended the term from 2010 to 2012. In conjunction with the merger with Allied, we entered into an additional $1.75 billion revolving credit facility with a group of banks in September 2008. This credit facility was used initially at the time of the merger to refinance extensions of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the merger. We also amended our existing $1.0 billion credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion credit facility. We did not change the maturity date of the $1.0 billion credit facility.

The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under the Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At December 31, 2008, we had $.6 billion of Eurodollar Rate borrowings and $1.7 billion of letters of credit outstanding under the Credit Facilities, leaving $.4 billion of availability under the Credit Facilities. At December 31, 2008, we were in compliance with the covenants of the Credit Facilities.

Receivables Secured Loans

We have an accounts receivable securitization program with two financial institutions which we acquired in the acquisition of Allied that allows us to borrow up to $400.0 million on a revolving basis under loan agreements secured by receivables. The agreements include a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2009, we will refinance any amounts outstanding with our Credit Facilities or with other long-term borrowings. Although we intend to renew the liquidity facility no later than May 29, 2009 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.

The borrowings are secured by our accounts receivable. These receivables are held in and owned by a wholly owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At December 31, 2008, the total amount of accounts receivable (gross) serving as collateral securing the borrowing was $520.8 million. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2008, we had outstanding borrowings under this program of $400.0 million. The borrowings under this program bear interest at the financial institutions’ commercial paper rate plus an applicable spread and interest is payable monthly.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes and Debentures

As of December 31, 2008 and 2007, we had $99.3 million remaining of 7.125% unsecured notes due May 15, 2009. Interest is payable semi-annually in May and November.

We issued $450.0 million of 6.75% senior notes due 2011. Interest is payable semi-annually in February and August. The debt is presented net of the remaining unamortized discount of $.9 million and $1.2 million, and net of adjustments to fair market value of $15.1 million and $3.1 million, as of December 31, 2008 and 2007, respectively, in the above table.

During March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for 6.086% notes due 2035. We paid a premium of $27.6 million in connection with the exchange, which is being amortized over the life of the new notes using the effective yield method. The debt is presented net of the remaining unamortized discount of $.2 million and $.2 million, and the unamortized premium of $26.4 million and $26.8 million, as of December 31, 2008 and 2007, respectively, in the above table.

We acquired the following senior notes and debentures in the merger of Allied:

▪	$350.0 million of 6.50% senior notes due 2010 — Interest is payable semi-annually in February and August. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually in February and August. At December 31, 2008, the unamortized adjustment to fair value was $16.8 million, which is being amortized over the remaining term of the notes.

▪	$400.0 million of 5.75% senior notes due 2011 — Interest is payable semi-annually in February and August. These notes have a make-whole call provision that is exercisable at any time at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $28.9 million, which is being amortized over the remaining term of the notes.

▪	$275.0 million of 6.375% senior notes due 2011 — Interest is payable semi-annually in April and October. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $17.3 million, which is being amortized over the remaining term of the notes.

▪	$450.0 million of 7.875% senior notes due 2013 — Interest is payable semi-annually in April and October. At December 31, 2008, the unamortized adjustment to fair value was $27.6 million, which is being amortized over the remaining term of the notes.

▪	$425.0 million of 6.125% senior notes due 2014 — Interest is payable semi-annually in February and August. These notes have a make-whole call provision that is exercisable at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $54.5 million, which is being amortized over the remaining term of the notes.

▪	$400.0 million of 7.375% senior notes due 2014 — Interest is payable semi-annually in April and October. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices. At December 31, 2008, the unamortized adjustment to fair value was $36.5 million, which is being amortized over the remaining term of the notes.

▪	$600.0 million of 7.25% senior notes due 2015 — Interest is payable semi-annually in March and September. These senior notes have a make-whole call provision that is exercisable any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $68.3 million, which is being amortized over the remaining term of the notes.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪	$600.0 million of 7.125% senior notes due 2016 — Interest is payable semi-annually in May and November. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $81.3 million, which is being amortized over the remaining term of the notes.

▪	$750.0 million of 6.875% senior notes due 2017 — Interest is payable semi-annually in June and December. These senior notes have a make-whole call provision that is exercisable at our option any time prior to June 1, 2012 at the stated redemption price. These notes may also be redeemed on or after June 1, 2012 at the stated redemption price. At December 31, 2008, the unamortized adjustment to fair value was $104.3 million, which is being amortized over the remaining term of the notes.

▪	$99.5 million of 9.25% debentures due 2021 — Interest is payable semi-annually in May and November. These debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. At December 31, 2008, the unamortized adjustment to fair value was $6.7 million, which is being amortized over the remaining term of the notes.

▪	$360.0 million of 7.40% debentures due 2035 — Interest is payable semi-annually in March and September. These debentures are not subject to any sinking fund requirements and may be redeemed in whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of the future principal and interest payments discounted at a rate specified under the terms of the indenture. At December 31, 2008, the unamortized adjustment to fair value was $94.0 million, which is being amortized over the remaining term of the notes.

Senior Subordinated Convertible Debentures

We acquired $230.0 million of 4.25% unsecured senior subordinated convertible debentures due 2034 as part of our acquisition of Allied. These debentures are convertible into 5.1 million shares of our common stock at a conversion price of $45.40 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications, and issuances at less than current market price require an adjustment to the conversion rate as defined by the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS 133. However, these embedded derivatives currently have no value.

These debentures are convertible at the option of the holder anytime if any of the following occurs: (i) our closing stock price is in excess of $56.75 for 20 of 30 consecutive trading days ending on the last trading day of the quarter, (ii) during the five business day period after any three consecutive trading days in which the average trading price per debenture is less than 98% of the product of the closing price for our common stock times the conversion rate, (iii) we issue a call notice, or (iv) certain specified corporate events occur such as a merger or change in control.

We can elect to settle the conversion in stock, cash or a combination of stock and cash. If settled in stock, the holder will receive the fixed number of shares based on the conversion rate except, if conversion occurs after 2029 as a result of item (ii) above, the holder will receive shares equal to the par value divided by the trading stock price. If settled in cash, the holder will receive the cash equivalent of the number of shares based on the conversion rate at the average trading stock price over a ten day period except, if conversion occurs as a result of item (iv) above, the holder will then receive cash equal to the par value only.

We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock,

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over the preceding five-day period.

At December 31, 2008, the unamortized adjustment to fair value for these debentures was $28.7 million, which is being amortized through April 15, 2011, the first date that the holders can require us to redeem the debentures.

Tax-Exempt Financings

As of December 31, 2008 and 2007, we had $1.3 billion and $.7 billion of fixed and variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2010 to 2037. During 2008, we issued $207.4 million of tax-exempt bonds. In addition, we acquired $527.0 million of tax-exempt bonds and other tax-exempt financings as part of our acquisition of Allied in December 2008. At December 31, 2008, the total of the unamortized adjustments to fair value for these financings was $52.9 million, which is being amortized to interest expense over the remaining terms of the debt.

Approximately two-thirds of our tax-exempt financings are remarketed weekly or daily, by a remarketing agent to effectively maintain a variable yield. These variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with credit ratings of AA or better. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.

As of December 31, 2008, we had $281.9 million of restricted cash, of which $133.5 million was proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt primarily includes capital lease liabilities of $139.5 million and $35.4 million as of December 31, 2008 and 2007, respectively, with maturities ranging from 2009 to 2042.

Future Maturities of Debt

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2008, excluding non-cash discounts, premiums, adjustments to fair market value of related to hedging transactions and adjustments to fair market value recorded in purchase accounting totaling $821.9 million, are as follows (in millions):

Years Ending December 31,
2009(1)	$507.4
2010	387.5
2011	1,138.1
2012	38.4
2013	1,139.2
Thereafter	5,313.8

Total	$8,524.4

(1)	Includes the receivables secured loan, which is a 364-day liquidity facility with a maturity date of May 29, 2009 and has a balance of $400.0 million at December 31, 2008. Although we intend to renew the liquidity facility prior to its maturity date, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

The fair value of our fixed rate senior notes and tax-exempt financings using quoted market rates is $6.1 billion and $1.1 billion at December 31, 2008 and 2007, respectively. The carrying value of these fixed rate unsecured notes and tax-exempt financings is $6.6 billion and $1.1 billion at December 31, 2008 and 2007, respectively. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. For active hedge arrangements, the fair value of the derivatives is included in the consolidated balance sheets.

Guarantees

Substantially all of our subsidiaries have guaranteed our obligations under the Credit Facilities.

We and substantially all of our subsidiaries (including substantially all of the subsidiaries of Allied) had guaranteed nine series of senior notes issued by AWNA, a subsidiary of Allied (the AWNA Senior Notes). The guarantees of the AWNA Senior Notes by our subsidiaries (other than the guarantee of Allied) were automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.

We and substantially all of our subsidiaries (including substantially all of the subsidiaries of Allied) had also guaranteed the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), another subsidiary of Allied (the BFI Debentures). The guarantees of the BFI Debentures by our subsidiaries (other than the guarantees of Allied and AWNA) were automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.

Substantially all of our subsidiaries (including Allied and substantially all of its subsidiaries) have guaranteed our 7.125% senior notes due 2009, our 6.75% senior notes due 2011 and our 6.086% senior notes due 2035 (the Republic Senior Notes). The guarantees of the Republic Senior Notes by our subsidiaries would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.

We have guaranteed some of the tax-exempt bonds of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.

Interest Paid

Interest paid was $93.7 million, $95.2 million and $95.4 million (net of capitalized interest of $2.6 million, $3.0 million and $2.7 million) for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Rate Swap Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to our unsecured notes that also mature in 2011. Under the swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.75%. We have designated

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these agreements as hedges in changes in the fair value of our fixed-rate debt and account for them in accordance with SFAS 133. We have determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of our fixed rate debt due to changes in interest rates.

As of December 31, 2008 and 2007, interest rate swap agreements are reflected at their fair market value of $15.1 million and $3.1 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets. During the years ended December 31, 2008, 2007 and 2006, we recorded net interest income of $3.8 million and net interest expense of $2.3 million and $2.3 million, respectively, related to our interest rate swap agreements, which is included in interest expense in our consolidated statements of income.

10.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31, are as follows (in millions):

	2008	2007	2006

Current:
Federal	$98.1	$136.8	$123.6
State	11.1	12.1	10.6
Federal and state deferred	(30.4)	27.8	29.9
Non-current tax provision	6.6	1.2	—

Provision for income taxes	$85.4	$177.9	$164.1

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are shown below:

	2008	2007	2006

Earnings before taxes	35.0%	35.0%	35.0%
Non-deductible expenses	11.6	1.4	0.8
FIN 48 taxes and interest	4.2	.5	—
State income taxes, net of federal benefit	3.5	1.8	1.9
Other, net	(.7)	(.7)	(.7)

Effective income tax rate	53.6%	38.0%	37.0%

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset and liability at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007(1)
Deferred tax liabilities relating to:
Difference between book and tax basis of property	$(1,257.9)	$(544.5)
Accruals currently deductible	(110.9)	(92.0)

Total liabilities	$(1,368.8)	$(636.5)

Deferred tax assets relating to:
Difference between book and tax basis of property	$206.8	$55.4
Accruals not currently deductible	504.1	140.9
Deferred taxes on FIN 48 state tax and interest impact	99.1	—
Net operating loss carryforwards, state taxes	157.8	27.5
Other credits and carryforwards	11.8	—
Capital loss carryforwards	18.6	—

Total assets	998.2	223.8
Valuation allowance	(156.4)	(27.5)

Net deferred tax asset	841.8	196.3

Net deferred tax assets (liabilities)	$(527.0)	$(440.2)

(1)	Certain amounts above have been reclassified to conform to the current year’s presentation.

We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $156.4 million on deferred tax assets relating to these state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. We provide valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

We have recorded $107.1 million of deferred tax assets and $774.1 million of deferred income taxes and other long-term tax liabilities as part of our preliminary purchase price allocation for our acquisition of Allied. This allocation is subject to change until we finalize our valuations and other estimates in 2009.

During the year ended December 31, 2008, we recorded a tax charge of $12.3 million related to non-deductible compensation payouts as a result of the merger with Allied. During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various tax matters, including the effective completion of the Internal Revenue Service (IRS) audits of our consolidated tax returns for fiscal years 2001 through 2004. Income tax expense for the year ended December 31, 2006 includes a $5.1 million benefit related to the resolution of various income tax matters, including the effective completion of IRS audits for the years 1998 through 2000.

We made income tax payments (net of refunds received) of approximately $128.3 million, $151.9 million and $198.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, approximately $32.0 million of federal tax payments have been deferred until February 2009 as a result of the merger with Allied. Approximately $83.0 million of income taxes paid during the year ended December 31, 2006 related to fiscal 2005. This $83.0 million payment had been deferred as a result of an IRS notice issued in response to Hurricane Katrina.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued FIN 48 which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition, and required expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 effective January 1, 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2008	2007

Balance at beginning of year	$23.2	$56.4
Additions due to acquisition of Allied	582.9	—
Additions based on tax positions related to current year	10.6	16.3
Reductions for tax positions related to the current year	(5.1)	(17.2)
Additions for tax positions of prior years	2.0	2.0
Reductions for tax positions of prior years	(1.3)	(12.3)
Reductions for tax positions resulting from lapse of statute of limitations	(.4)	(.4)
Settlements	—	(21.6)

Balance at end of year	$611.9	$23.2

Included in the balance at December 31, 2008 and 2007 are approximately $461.0 million and $7.7 million, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.

SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141(R) significantly changes the treatment of acquired uncertain tax liabilities. Under SFAS 141, changes in acquired uncertain tax liabilities were recognized through goodwill. Under SFAS 141(R), changes in acquired unrecognized tax liabilities are recognized through the income tax provision. As of December 31, 2008, $582.9 million of the $611.9 million of unrecognized tax benefits related to tax positions Allied had taken prior to the merger. Of the $582.9 million of acquired unrecognized benefits, $449.6 million, if recognized in the income tax provision, would affect our effective tax rate.

We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. Related to the unrecognized tax benefits noted above, we accrued penalties of $.2 million and interest of $5.2 million during 2008, and, in total as of December 31, 2008, have recognized a liability for penalties of $88.1 million and interest of $180.0 million. During 2007, we accrued interest of $.9 million and, in total as of December 31, 2007, had recognized a liability for penalties and interest of $5.5 million.

Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $10.0 million to $20.0 million. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.

We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied’s open tax periods as part of the acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2006. We are also engaged in tax litigation related to our risk management companies which are subsidiaries of Allied. These matters are further discussed below.

We are subject to various federal, foreign, state and local tax rules and regulations. Our compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.

We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Risk Management Companies

Prior to Allied’s acquisition of BFI in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900.0 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.

On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities acquired by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. Allied protested the disallowance to the Appeals Office of the IRS in August 2002.

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 Allied paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. Allied also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC). The DOJ thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on Allied’s suit for refund.

In July 2006, while the CFC case was pending, Allied discovered what it construed to be a jurisdictional defect in the case that could have prevented its recovery of the refund amounts claimed even if Allied would have been successful on the underlying merits. Accordingly, in September 2006, Allied filed a motion to dismiss the case without prejudice on jurisdictional grounds. In March 2007, the CFC granted Allied’s motion dismissing the case. Thereafter, in July 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Federal Circuit). In April 2008, the Federal Circuit reversed the lower court’s decision and remanded the case back to the CFC for further proceedings. In May 2008, Allied filed a petition for panel rehearing with the Federal Circuit, requesting that the court reconsider its ruling. In June 2008, the Federal Circuit denied Allied’s petition.

In December 2008, subsequent to our acquisition of Allied, a hearing was held in the CFC. At this hearing, we informed the judge of our intention to withdraw our suit from the CFC in order to continue to litigate the merits of our position in the U.S. District Court of Arizona. We believe the decisional law applicable to this matter is more favorable to taxpayers in the U.S. District Court of Arizona than in the CFC.

To expedite the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty interest of approximately $11.0 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and related interest relating to the 1997 through 1999 BFI tax years. As a result, all

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax, interest and penalties related to the 1997 through 1999 BFI tax years have been paid, which are the tax years under CFC jurisdiction. If, in response to our decision to withdraw our suit from the CFC, the court issues an order dismissing the case with prejudice, the tax, interest and penalty amounts paid by us will not be recoverable in any subsequent action. However, if the court issues an order dismissing the case without prejudice, we will not be entirely prevented from asserting a claim contesting the IRS tax adjustment applicable to the 1997 through 1999 BFI tax years and seeking the recovery of some or all of the tax, interest and penalty amounts previously paid, although some of our claim may be barred by the applicable statute of limitations.

In addition, Allied has a second refund suit currently pending in Arizona. In August 2008, Allied received from the IRS a Statutory Notice of Deficiency (Notice) related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. Because of the high rate of interest associated with this matter, Allied previously paid all tax and interest related to this tax year. Consequently, the Notice related only to the IRS’ asserted penalty for Allied’s 1999 tax year. On October 30, 2008, Allied filed a suit for refund in the U.S. District Court of Arizona. We anticipate that the DOJ will file a counterclaim for the asserted penalty and, consequently, the IRS will suspend collection of the penalty, as occurred in connection with the BFI CFC action. However, there can be no assurance that the IRS will suspend collection efforts.

If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $457.0 million related to federal taxes, state taxes and interest, and, approximately $164.0 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $369.0 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11.0 million of penalty and penalty-related interest for our refund suit in the CFC. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously pursue our claim for refund of the tax and interest and our defense to the IRS’ claims for penalties and penalty-related interest. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156.0 million plus accrued interest through December 31, 2008 of approximately $48.0 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at December 31, 2008. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Methane Gas

As part of its examination of Allied’s 2000 through 2003 federal income tax returns, the IRS reviewed Allied’s treatment of costs associated with its landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from operation of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.

We plan to contest this issue at the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

11.	STOCKHOLDERS’ EQUITY

From 2000 through 2008, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which 4.6 million shares were acquired during the year ended December 31, 2008 for $138.4 million. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until at least 2011.

In January 2007, our Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. We distributed 64.5 million shares from treasury stock to effect the stock split. In connection therewith, we transferred $1.6 billion from treasury stock to additional paid-in capital and $.2 billion from treasury stock to retained earnings, representing in total the weighted-average cost of the treasury shares distributed.

We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $.19. Dividends declared were $168.9 million, $104.6 million and $79.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we recorded a quarterly dividend payable of approximately $72.0 million to stockholders of record at the close of business on January 2, 2009.

12.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. We believe that such awards better align the interests of our employees with those of our stockholders. Shares reserved for future grants under the 2007 Plan are 6.8 million as of December 31, 2008.

Options granted under the 1998 Plan and the 2007 Plan are non-qualified and are granted at a price equal to the fair market value of our common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a four year period

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.

In December 2008, the Board of Directors adopted the Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)) as amended and restated effective December 5, 2008. Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated effective December 5, 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the merger. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the merger. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At December 31, 2008, there were approximately 14.0 million shares of common stock available for award under the 2006 Plan.

Stock Options

We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $4.36, $6.49 and $6.21 per option, respectively, which were calculated using the following weighted-average assumptions:

	2008	2007	2006

Expected volatility	27.3%	23.5%	26.7%
Risk-free interest rate	1.7%	4.8%	4.6%
Dividend yield	2.9%	1.5%	1.4%
Expected life (in years)	4.2	4.0	4.2
Contractual life (in years)	7.0	7.0	7.0
Expected forfeiture rate	3.0%	5.0%	5.0%

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity for the years ended December 31, 2006, 2007 and 2008:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(In Millions)	Price	(Years)	(In Millions)

Outstanding at December 31, 2005	12.3	$14.63
Granted	1.4	26.02
Exercised	(5.1)	14.12		$66.4

Outstanding at December 31, 2006	8.6	16.76
Granted	1.4	29.34
Exercised	(2.2)	13.58		36.6

Cancelled	(0.1)	23.39

Outstanding at December 31, 2007	7.7	19.84
Granted:
Granted as replacement options for Allied’s outstanding stock options	7.6	25.77
Granted other	5.2	25.46
Exercised	(1.4)	15.93		19.9

Cancelled	(.4)	42.07

Outstanding at December 31, 2008	18.7	23.57	5.5	52.4

Expected to vest at December 31, 2008	3.7	23.80	6.9	3.8

Exercisable at December 31, 2008	14.8	23.54	5.2	$48.3

Stock options granted in 2008 primarily include stock option granted as part our annual grant to employees in February 2008, as part of our new annual grants program in December 2008 and as grants of replacement options for Allied’s outstanding stock options as of the effective date of the merger, in accordance with the terms of the merger agreement. In December 2008, we replaced Allied’s outstanding, vested stock options with Republic stock options with similar terms and conditions, and recorded a credit to additional-paid-in-capital of $61.2 million as part of the purchase price paid for the acquisition.

Additionally, as of the effective date of the merger with Allied in December 2008, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $6.5 million in December 2008 to recognize the immediate vesting of the stock options.

During the years ended December 31, 2008, 2007 and 2006, compensation expense for stock options was $14.0 million, $6.3 million and $4.1 million, respectively.

As of December 31, 2008, total unrecognized compensation expense related to outstanding stock options was $14.1 million, which will be recognized over a weighted average period of 2.5 years. The total fair value of stock options that vested in 2008 and 2007 was $21.5 million and $2.3 million. No stock options vested in 2006.

We classified excess tax benefits of $4.5 million, $6.0 million and $13.8 million as cash flows from financing activities for the years ended December 31, 2008, 2007 and 2006, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Stock Awards

The following table summarizes the deferred stock unit and restricted stock activity for the years ended December 31, 2006, 2007 and 2008:

	Number of Deferred	Weighted-	Weighted-
	Stock Units and	Average	Average	Aggregate
	Restricted	Grant Date	Remaining	Intrinsic
	Stock	Fair Value per	Contractual	Value
	(In Thousands)	Share	Term (Years)	(In Millions)

Unissued at December 31, 2005	247.1	$19.59
Granted	164.9	26.02
Vested and issued	(123.0)	19.21

Unissued at December 31, 2006	289.0	23.42
Granted	237.7	29.33
Vested and issued	(127.5)	23.71

Unissued at December 31, 2007	399.2	26.84
Granted	467.1	27.21
Vested and issued	(443.8)	29.67
Cancelled	(186.3)	25.27

Unissued at December 31, 2008	236.2	23.50	6.5	$5.9

Vested and unissued at December 31, 2008	—		—	$—

During each of the years ended December 31, 2008, 2007 and 2006, we awarded 36,000 deferred stock units to our non-employee directors under our 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their board service ends or a change in control occurs, as defined by the 1998 and 2007 Plans. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

Also during the years ended December 31, 2008, 2007 and 2006, we awarded 426,670, 185,820 and 127,500 shares of restricted stock, respectively, to our executive officers, of which 236,170 granted during 2008 were granted as part of our new annual grant program in December 2008. 21,000 and 19,500 of the shares awarded during 2007 and 2006, respectively, vested effective January 1 of the subsequent year. 392,170, 135,000 and 108,000, respectively, of the shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions. The remaining 30,000 and 29,820 shares awarded during 2008 and 2007, respectively, had an original vesting date of December 31, 2008. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with us for other than good reason.

The fair value of stock units and restricted shares on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved.

As of the effective date of the merger with Allied of December 5, 2008, all of Republic’s restricted stock outstanding and unvested was vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $5.3 million in December 2008 to recognize the immediate vesting of the restricted stock. In addition, the deferred stock units were vested and a cash payment was made totaling $4.0 million based on the fair value of the deferred stock units as of the date of vesting.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2008, 2007 and 2006, compensation expense related to stock units and restricted shares totaled $10.0 million, $4.6 million and $4.9 million, respectively.

Defined Benefit Pension Plan

We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan), which we acquired as part of our acquisition of Allied in December 2008. The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements.

The Plan benefits are frozen. Interest credits continue to be earned by participants in the Plan, and participants whose collective bargaining agreements provide for additional benefit accruals under the Plan continue to receive those credits in accordance with the terms of their bargaining agreements. The Plan was converted from a traditional defined benefit plan to a cash balance plan in 1993.

During 2002, the Plan and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under two separate benefit structures.

Prior to the conversion of the cash balance design, benefits payable as a single life annuity under the Plan were based on the participant’s highest five years of earnings out of the last ten years of service. Upon conversion to the cash balance plan, the existing accrued benefits were converted to a lump-sum value using the actuarial assumptions in effect at the time. Participants’ cash balance accounts are increased until retirement by certain benefit and interest credits under the terms of their bargaining agreements. Participants may elect early retirement with the attainment of age 55 and completion of 10 years of credited service at reduced benefits. Participants with 35 years of service may retire at age 62 without any reduction in benefits.

The San Mateo Pension Plan covers certain employees at the San Mateo location excluding employees who are covered under collective bargaining agreements under which benefits had been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s highest five years of average earnings out of the last fifteen years of service. Effective January 1, 2004, participants who have attained the age of 55 and completed 30 years of credited service may elect early retirement without any reduction in benefits. Effective January 1, 2006, the San Mateo Pension Plan was amended to modify the definition of eligible employees to exclude highly compensated employees. In addition, no new employees hired or rehired after December 31, 2005 are eligible to participate in or accrue a benefit under the San Mateo Pension Plan.

Our pension contributions are made in accordance with funding standards established by ERISA and the IRC, as amended by the Pension Protection Act of 2006. No contributions are anticipated for 2009.

Our disclosures below were prepared as of the measurement date of December 31, 2008 and are presented in accordance with SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

In conjunction with the acquisition of Allied, we acquired pension obligations associated with the Plan of $335.9 million and Plan assets of $274.2 million as of the acquisition date. The Plan’s unfunded status as of the acquisition date was primarily a result of market conditions in effect at the time.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Plan’s projected benefit obligation and the fair value of its assets from December 5 through December 31, 2008 are as follows (in millions):

Pension liabilities acquired from Allied	$335.9
Interest cost	1.8
Actuarial loss	25.2
Benefits paid	(1.7)

Projected benefit obligation at end of period	$361.2

Fair value of plan assets acquired from Allied	$274.2
Actual return on plan assets	21.4
Benefits paid	(1.7)

Fair value of plan assets at end of period	$293.9

The funded status of the Plan and amounts recognized in the balance sheet as of December 31, 2008 (in millions) are as follows:

Funded status	$(67.3)
Current liabilities	—

Non-current liabilities	$67.3

Components of accumulated other comprehensive income, which primarily relate to the Plan as of December 31, 2008, and the changes in such amounts from December 5, 2008 through December 31, 2008 are as follows (in millions):

	Net Actuarial	Tax	Net of Tax
	Loss	Benefit	Amount

Balance, December 5, 2008	$—	$—	$—
Net actuarial loss arising during period	5.7	2.1	3.6

Balance, December 31, 2008	$5.7	$2.1	$3.6

The accumulated benefit obligation for the Plan was $360.6 million at December 31, 2008. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

The components of the Plan’s net periodic benefit cost from December 5, 2008 through December 31, 2008 (in millions) are summarized below:

Interest cost	$1.8
Expected return on plan assets	(1.7)

Net periodic benefit cost	$.1

The following table provides additional information regarding the Plan for the period from December 5, 2008 to December 31, 2008 (in millions, except percentages):

Actual return on plan assets	$21.4
Actual rate of return on plan assets	7.8%

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the projected benefit obligation for the Plan as of December 31, 2008 are as follows:

Discount rate	5.75%
Average rate of compensation increase	4.00%

Assumptions used to determine the Plan’s net periodic benefit cost during December 5, 2008 through December 31, 2008 are as follows:

Discount rate	6.50%
Average rate of compensation increase	4.00%
Expected return on plan assets	7.50%

We determine the discount rate used in the measurement of our obligations based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately ten years.

In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the Plan assets, which give consideration to the asset mix and the anticipated timing of the pension plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner. However, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.

The following table summarizes our target asset allocation for 2009 and actual asset allocation at December 31, 2008:

	Target	Actual
	Asset	Asset
	Allocation	Allocation

Equity securities	60%	48%
Debt securities	40%	51%
Cash	—%	1%

Total	100%	100%

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future pension benefit payments for the next ten years under the Plan (in millions) are as follows:

Estimated future payments:
2009	$14.9
2010	15.9
2011	16.2
2012	19.2
2013	21.9
2014 through 2018	142.2

BFI Post Retirement Healthcare Plan

We acquired obligations under the BFI Post Retirement Healthcare Plan as part of our acquisition of Allied. This plan provides continued medical coverage for certain former employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to certain of those employees who had ten or more years of service and were age 55 or older as of December 31, 1998, and certain employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least thirty years of service. Liabilities acquired for this plan were $1.2 million and $1.3 million, respectively, at the acquisition date and at December 31, 2008.

Multi-Employer Pension Plans

We contribute to 25 multi-employer pension plans under collective bargaining agreements covering union-represented employees. We acquired responsibility for contributions for a portion of these plans as part of our acquisition of Allied. Approximately 22% of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

We do not have current plan financial information from the plans’ administrators, but based on the information available to us, it is possible that some of the multi-employer plans to which we contribute may be underfunded. The Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Pension Protection Act, we are unable to determine the amount of assessments we may be subject to, if any. Accordingly, we cannot determine at this time the impact that the Pension Protection Act may have on our consolidated financial position, results of operations or cash flows.

Furthermore, under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded, multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. It is possible that there may be a mass withdrawal of employers contributing to these plans or plans may terminate in the near future. We could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial condition, results of operations or cash flows.

Our pension expense for multi-employer plans was $21.8 million, $18.9 million and $17.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plan

In conjunction with our merger with Allied, we acquired the obligations of Allied’s Supplemental Executive Retirement Plan (SERP), which provides retirement benefits to certain of Allied’s employees and former employees. SERP participants whose employment with us has been severed as a result of the merger will receive cash settlements six months following their respective separation dates. Benefits for SERP participants who remain with Republic were frozen as of the effective date of the merger. However, these active participants will continue to accrue interest credits at the annual rate of 6.0% until they are eligible for retirement. SERP participants who retired prior to the acquisition will continue to receive their benefits in accordance with the original plan provisions which allow for a maximum of ten years of retirement benefits equal to 60% of each participant’s respective average base salary during the three consecutive full calendar years of employment immediately preceding their date of retirement. At December 31, 2008, there were one retired and three active participants in the plan.

We acquired SERP liabilities totaling $13.6 million as of the acquisition date. Changes in the SERP’s projected benefit obligation and the fair value of its assets from December 5 through December 31, 2008 are as follows (in millions):

SERP liabilities acquired from the merger with Allied	$13.6
Interest cost	.1
Curtailment	.1
Benefits paid	(1.1)

Projected benefit obligation at end of period	$12.7

Fair value of plan assets at end of period	$—

The funded status of the SERP and amounts recognized in the balance sheets as of December 31, 2008 are as follows (in millions):

Funded status	$(12.7)
Current liabilities	8.2

Non-current liabilities	$4.5

The accumulated benefit obligation for the SERP was $12.7 million at December 31, 2008. As the SERP is frozen, no assumptions are made about future compensation levels, and as such, there is no difference between the projected benefit and the accumulated benefit obligation.

Estimated future benefit payments for the next ten years under the SERP (in millions) are as follows:

Estimated future payments:
2009	$8.2
2010	.2
2011	.3
2012	.2
2013	.3
2014 through 2018	6.0

We also acquired post-retirement medical obligations associated with the SERP totaling $1.8 million as of the acquisition date. Medical liabilities were $2.0 million at December 31, 2008.

Defined Contribution Plans

We maintain the Republic Services 401(k) Plan (401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct us to defer a portion of their

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation to the Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

In conjunction with the merger with Allied, we acquired the Allied 401(k) Plan, which will be merged into the 401(k) Plan effective July 1, 2009. Participants in the Allied 401(k) Plan are eligible for the same employer matching contribution as those under the 401(k) Plan effective January 1, 2009.

Total expense recorded for the matching 401(k) contribution in 2008, 2007 and 2006 was $16.8 million, $10.9 million and $10.1 million, respectively.

Incentive Compensation Plans

Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, targeted earnings and return on invested capital to measure performance. In addition, in connection with our merger with Allied, our Board of Directors has approved an integration bonus plan that provides compensation that depends on our achieving targeted synergies of approximately $150.0 million by the end of 2010. Incentive awards are payable in cash.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including restricted stock and vested but unissued deferred stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards. In computing diluted earnings per share, we utilize the treasury stock method.

Earnings per share for the years ended December 31, 2008, 2007 and 2006 are calculated as follows (in thousands, except per share amounts):

	2008	2007	2006

Basic earnings per share:
Net income	$73,800	$290,200	$279,600

Weighted average common shares outstanding	196,703	190,103	198,242

Basic earnings per share	$.38	$1.53	$1.41

Diluted earnings per share:
Net income	$73,800	$290,200	$279,600

Weighted average common shares outstanding	196,703	190,103	198,242
Effect of dilutive securities:
Options to purchase common stock	1,646	1,924	2,389
Unvested restricted stock awards	2	3	2

Weighted average common and common equivalent shares outstanding	198,351	192,030	200,633

Diluted earnings per share	$.37	$1.51	$1.39

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	2,179	1,112	916

14.	SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Central, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

During the three months ended March 31, 2008, we consolidated our Southwestern operations into our Western Region. The historical operating results for our Southwestern operations have been consolidated into our Western Region to provide financial information that reflects our current approach to managing our operations.

On December 5, 2008, we completed the merger with Allied. Due to the timing of the merger, management has reviewed, and we have presented, Allied as a separate reportable segment. During the first quarter of 2009, we will complete the reorganization of our operating segments and will provide internal and external reporting in accordance with our reorganized structure.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning our reportable segments for the respective years ended December 31, 2008, 2007 and 2006 is shown in the following tables (in millions):

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue(1)	Revenue	Accretion(2)	(Loss)	Expenditures	Total Assets

2008:
Eastern(3)	$670.0	$(93.9)	$576.1	$53.7	$(99.9)	$54.1	$795.6
Central	847.0	(172.6)	674.4	84.8	119.5	69.0	1,099.7
Southern	932.1	(91.9)	840.2	74.5	177.1	97.0	933.7
Western(3)	1,375.8	(245.2)	1,130.6	100.1	203.6	102.1	1,316.4
Allied	554.9	(91.2)	463.7	56.4	29.8	36.0	15,460.7
Corporate entities(4)	.2	(.1)	.1	8.5	(146.9)	28.7	315.3

Total	$4,380.0	$(694.9)	$3,685.1	$378.0	$283.2	$386.9	$19,921.4

2007:
Eastern(3)	$675.4	$(98.4)	$577.0	$51.6	$66.1	$44.7	$873.8
Central	824.9	(177.4)	647.5	82.0	119.9	69.0	1,117.8
Southern	924.7	(95.9)	828.8	73.2	180.2	83.3	912.7
Western(3)	1,370.5	(248.3)	1,122.2	108.6	233.9	91.8	1,304.3
Corporate entities(4)	.7	–	.7	7.2	(64.1)	3.7	259.2

Total	$3,796.2	$(620.0)	$3,176.2	$322.6	$536.0	$292.5	$4,467.8

2006:
Eastern	$667.5	$(98.7)	$568.8	$43.7	$92.4	$44.7	$879.7
Central	815.1	(180.0)	635.1	90.7	111.4	69.2	1,126.1
Southern	887.4	(89.3)	798.1	75.3	153.6	69.4	895.4
Western	1,295.8	(225.7)	1,070.1	96.2	229.6	103.9	1,303.7
Corporate entities(4)	(1.5)	–	(1.5)	5.8	(67.5)	39.5	224.5

Total	$3,664.3	$(593.7)	$3,070.6	$311.7	$519.5	$326.7	$4,429.4

(1)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(2)	Depreciation, amortization, depletion and accretion includes a net increase in amortization expense of $.6 million recorded during 2008, an increase in amortization expense of $3.3 million recorded during 2007 and a net decrease in amortization expense of $2.3 million recorded during 2006 related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities in accordance with SFAS 143.

(3)	The operating loss in the Eastern Region for the year ended December 31, 2008 includes charges of $197.8 million related to remediation and related charges of $99.9 million and an impairment charge of $75.9 million for our Countywide facility. It also includes legal settlement reserves of $11.0 million for Countywide and $11.0 million for an unrelated legal matter. Operating income in the Eastern Region for the year ended December 31, 2007 includes remediation charges of $44.6 million for our Countywide facility. Operating income in the Western Region includes charges of $55.9 million recorded during the year ended December 31, 2008, including $34.0 million associated with conditions at the Sunrise landfill in Nevada and $21.9 million for increases in estimated leachate treatment and disposal costs at our closed disposal facility in Contra Costa County, California. The operating income in the Western Region for the year ended December 31, 2007 includes $9.6 million of charges associated with an increase in estimated leachate treatment and disposal costs at our closed disposal facility in Contra Costa County, California.

(4)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our total reported revenue by service line for the respective years ended December 31 (in millions). Intercompany revenue has been eliminated.

	2008	2007	2006

Collection:
Residential	$966.0	$802.1	$758.3
Commercial	1,161.4	944.4	883.6
Industrial	711.4	645.6	654.1
Other	23.2	19.5	22.4

Total Collection	2,862.0	2,411.6	2,318.4

Transfer and disposal	1,343.4	1,192.5	1,182.1
Less: Intercompany	(683.5)	(612.3)	(588.6)

Transfer and Disposal, Net	659.9	580.2	593.5

Other	163.2	184.4	158.7

Revenue	$3,685.1	$3,176.2	$3,070.6

15.	OTHER COMPREHENSIVE INCOME

Fuel Hedges

We have entered into multiple option agreements related to forecasted diesel fuel purchases. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

The following table summarizes our outstanding fuel hedges at December 31, 2008 and 2007:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	Per Month)	per Gallon

September 22, 2008	January 1, 2009	December 31, 2011	150,000	$4.1600-4.1700
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
August 29, 2006	October 2, 2006	December 31, 2007	500,000	3.1450

If the national U.S. on-highway average price for a gallon of diesel fuel (average price) as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counter-party. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, we pay the difference to the counter-party.

The fair values of the fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at December 31, 2008 and 2007 were $11.7 million and $11.4 million, respectively, and have been recorded in other current liabilities and other current assets in our consolidated balance sheets, respectively.

In accordance with SFAS 133, the effective portions of the changes in fair values as of December 31, 2008 and 2007, net of tax, of $7.1 million and $6.9 million, respectively, have been recorded in stockholders’

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2008, 2007 and 2006 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized gains of $5.9 million and realized losses of $1.6 million and $1.3 million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, respectively.

Commodity Hedges

We have entered into multiple agreements related to certain forecasted commodity sales. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted commodity sales (commodity hedges).

The following table summarizes our outstanding commodity hedges at December 31, 2008:

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

If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party.

The fair values of the commodity hedges are obtained from a third-party counter-party and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at December 31, 2008 was an asset of $8.8 million, and has been recorded in other current assets in our consolidated balance sheets.

In accordance with SFAS 133, the effective portions of the change in fair value as of December 31, 2008, net of tax, of $5.3 million, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portion of the change in fair value as of December 31, 2008 was immaterial, and has been recorded in other income (expense), net in our consolidated statements of income.

Fair Value Measurements

SFAS 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Commodity hedges	$8.8	$—	$8.8	$—
Interest rate swaps	15.1	—	15.1	—

Total assets	$23.9	$—	$23.9	$—

Liabilities:
Fuel hedges	$11.7	$—	$11.7	$—

Employee Benefit Plans

In conjunction with the acquisition of Allied, we acquired various defined benefit pension and post-retirement healthcare plans. The change in the funded status of these plans of $3.6 million, net of tax, from the acquisition date through the plans’ measurement date are the result of changes in the discount rate and the plans’ asset values, and have been reflected in accumulated other comprehensive income at December 31, 2008.

16.	COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described below or in Note 10, Income Taxes, in the discussion of our outstanding tax dispute with the IRS or as indicated otherwise below, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Countywide Matter

On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing a “fire” break, (h) removing liquids

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. We also paid approximately $.7 million in sanctions to comply with the F&Os during the three months ended March 31, 2007. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.

Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also is in the process of constructing an additional “fire” break under the authority and supervision of the EPA.

We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.0 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized.

We believe that we have performed or are diligently performing all actions required under the F&Os and the AOC and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.

We are vigorously pursuing financial contributions from third parties for our costs to comply with the F&Os and the other required remedial actions.

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements, and reasonable attorney and expert witness fees. We intend to vigorously defend against the plaintiffs’ allegations.

Sunrise Matter

On August 1, 2008, Republic Services of Southern Nevada, our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries.

It is reasonably possible that we will need to adjust the environmental remediation liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Luri Matter

On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgement interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgement interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgement interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.

Forward Matter

On November 23, 2005, Allied received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit (the District Attorney), alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), its wholly owned subsidiary, and the operation of this landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover,” (ii) exceeded the daily and weekly tonnage intake limits, (iii) allowed a concentration of methane gas well in excess of five percent, or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On October 1, 2008, the District Attorney served suit against Allied alleging violations of the California Business and Professional Code sections 17200, et seq. and is seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.

Sycamore Matter

On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq,

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq, and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia is seeking injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statues as well to eliminate all common law public nuisances, and is seeking monetary sanctions of up to $25,000 per day for each violation. We are currently negotiating a settlement with the State which we believe will include monetary sanctions below $200,000.

20 Atlantic Avenue Matter

On October 3, 2008, a jury in federal district court in Boston, Massachusetts, returned a verdict in favor of the plaintiff and against the defendant, Allied, in a breach of contract action. The jury concluded that, between 1997 and 2002, Allied had failed to deliver as much fiber recyclables as required under a contract, and the jury stated that damages were approximately $10.4 million. Under applicable law, prejudgment interest of 12% per year (approximately $10.5 million through December 31, 2008) is automatically added to the verdict amount when judgment is entered by the court. The jury verdict did not address all the claims pending in the lawsuit. A hearing before the judge on some of the remaining claims was scheduled to begin January 6, 2009. On January 5, 2009, the parties reached a settlement in which all claims in the lawsuit will be dismissed in exchange for a payment of $18.0 million from us to the plaintiff, which we have recorded as a liability as of December 31, 2008. The payment will be made in three installments during the first three quarters of 2009 and the second and third installments will bear interest at 3% per annum.

Carter Valley Matter

On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondeat superior. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties are limited to the greater of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We intend to meet with the DOJ as soon as practicable to discuss the government’s investigation and understand the basis for the government’s belief that our employees violated RCRA.

Litigation Related to the Merger with Allied

On July 25, 2008, a putative class action was filed, and on August 15, 2008 was amended, in the Court of Chancery of the State of Delaware by the New Jersey Carpenters Pension and the New Jersey Carpenters Annuity Funds against us and the members of our Board of Directors, individually.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 21, 2008, a second putative class action was filed in the Court of Chancery of the State of Delaware by David Shade against us, the members of Republic’s Board of Directors, individually, and Allied. On September 22, 2008, the New Jersey Carpenters and the Shade cases were consolidated by the Court of Chancery, and on September 24, 2008, the plaintiffs in the Delaware case, now known as In Re: Republic Services Inc. Shareholders Litigation, filed a verified consolidated amended class action complaint in the Court of Chancery of the State of Delaware.

On September 5, 2008, a putative class action was filed in the Circuit Court in and for Broward County, Florida, by the Teamsters Local 456 Annuity Fund against us and the members of Republic’s Board of Directors, individually.

Both the Delaware consolidated action and the Florida action were brought on behalf of a purported class of our stockholders and primarily sought, among other things, to enjoin the proposed transaction between Republic and Allied, as well as damages and attorneys’ fees. The actions also sought to compel us to accept the unsolicited proposals made by Waste Management, Inc. (Waste), or at least compel our Board of Directors to further consider and evaluate the Waste proposals, which proposals were subsequently withdrawn.

On September 24, 2008, the defendants in the Florida litigation filed a motion to stay or to dismiss the lawsuit in light of the consolidated Delaware class action.

On October 17, 2008, plaintiffs in the consolidated Delaware action filed a motion for a preliminary injunction seeking to require the defendants to make certain additional disclosures prior to the shareholder vote on the merger.

On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. As part of this memorandum of understanding, we agreed to make certain additional disclosures to our stockholders and such disclosures were made by us in our Current Report on Form 8-K filed with the SEC on October 30, 2008. As of January 16, 2009, following completion of certain confirmatory discovery by counsel to plaintiffs, the parties executed a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including court approval following notice to our stockholders. The stipulation of settlement provides that a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, our rejections of the unsolicited Waste proposals, and any disclosures made in connection therewith. The stipulation of settlement also provides that plaintiffs’ counsel may petition the court for an award of attorneys’ fees and expenses to be paid by us. On February 20, 2009, the court preliminarily approved the settlement agreed to in the stipulation and set a final hearing to consider the fairness of the settlement for May 19, 2009. There can be no assurance that the court will approve the settlement agreed to in the stipulation of settlement. In such event, the settlement may be terminated.

On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.

Lease Commitments

We and our subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty years. Rent expense during the years ended December 31, 2008, 2007 and 2006 was $19.3 million, $11.5 million and $11.8 million, respectively.

Future minimum lease obligations under non-cancelable real property, equipment and software operating leases with initial terms in excess of one year at December 31, 2008 are as follows (in millions):

2009	$44.5
2010	36.0
2011	29.0
2012	22.6
2013	20.1
Thereafter	102.3

Total	$254.5

Unconditional Purchase Commitments

Royalties

We have entered into agreements to pay royalties to prior landowners, lessors or host communities where landfills are located, based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.

Disposal Agreements

We have several agreements expiring at various dates through 2019 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.

Future minimum payments under unconditional purchase commitments, including royalties, disposal agreements and other such commitments, at December 31, 2008 are as follows (in millions):

2009	$171.3
2010	66.9
2011	54.7
2012	43.9
2013	38.8
Thereafter	298.4

Total	$674.0

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash and Other Financial Guarantees

We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our self-insurance program and collateral for certain performance obligations.

We had the following financial instruments and collateral in place to secure our financial assurances at December 31, (in millions):

	2008	2007

Letters of credit(1)	$1,753.1	$669.1
Surety bonds(2)	2,119.2	484.2

(1)	The above letters of credit include $1.7 billion outstanding under our Credit Facilities and $.1 billion outstanding under other agreements.

(2) Surety bonds expire on various dates through 2038.

These financial instruments are issued in the normal course of business and are not debt. Since we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and self-insurance reserves as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

Our restricted cash deposits include, among other things, restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills at December 31, as follows (in millions):

	2008	2007

Financing proceeds	$133.5	$71.4
Capping, closure and post-closure obligations	63.2	10.1
Other	85.2	83.5

Total restricted cash	$281.9	$165.0

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurance discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. We do not believe that these contingent obligations will have a material effect on our consolidated financial position, results of operations or cash flows.

We have entered into agreements with property owners to guarantee the value of certain property that is adjacent to certain of our landfills. These agreements have varying terms. These agreements are accounted for in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We do not believe that these contingent obligations will have a material effect on our consolidated financial position, results of operations or cash flows.

Other Matters

Our business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires us to obtain and retain numerous governmental permits to conduct various aspects of our operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on us.

We are subject to various federal, state and local tax rules and regulations. Our compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. For further information related to our liabilities for uncertain tax positions, see Note 10, Income Taxes.

We believe that the liabilities we have for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

17.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2008 and 2007 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenue	$779.2	$827.5	$834.0	$1,244.4
Operating income (loss)(1)	142.2	85.6	167.0	(111.6)
Net income (loss)(1)	76.1	40.7	88.7	(131.7)
Diluted earnings (loss) per common share(1)	.41	.22	.48	(.55)
2007
Revenue	$765.6	$808.4	$806.2	$796.0
Operating income(2)	114.7	153.1	128.3	139.9
Net income(2)	53.9	87.2	67.0	82.1
Diluted earnings per common share(2)	.28	.45	.35	.44

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
• During the three months ended June 30, 2008, we recorded a pre-tax charge of $34.0 million related to our Countywide disposal facility. Also during the three months ended June 30, 2008, we recorded a pre-tax charge of $35.0 million related to the Sunrise Landfill in Nevada.

      Our financial results for the three months ended December 31, 2008, include the following items:

•	A pre-tax charge of $89.8 million for asset impairments primarily related to our Countywide disposal facility, our former Corporate headquarters in Florida and expected losses on sales of DOJ required divestitures resulting from our merger with Allied.

•	A pre-tax charge of $82.7 million for restructuring charges consisting primarily of severance and other employee termination and relocation benefits attributable to integrating our operations with Allied.

•	Pre-tax remediation charges of $87.8 million related to our estimates of costs incurred at our Countywide disposal facility and our closed disposal facility in Contra Costa County, California.

•	Pre-tax charges of $14.2 million related to conforming Allied’s methodology for recording the allowance for doubtful accounts on accounts receivable with our methodology and $5.4 million to provide for specific bankruptcy exposures.

•	Pre-tax charges of $24.3 million primarily associated with settlement charges related to our estimates of the outcome of various legal matters.

•	Pre-tax, non-cash interest expenses of $10.1 million related primarily associated with amortizing the discount on the debt we acquired from Allied that was recorded at fair value in purchase accounting.

•	In addition, our effective tax rate for the three months ended December 31, 2008 was impacted by several non-tax deductible expenses associated with the merger.

(2)
• During the three months ended March 31, 2007, we recorded a pre-tax charge of $22.0 million related to estimated costs we believed would be required to comply with F&O’s issued by the OEPA in response to environmental conditions at our Countywide facility in East Sparta, Ohio. We recorded an additional pre-tax charge for Countywide of $23.3 million during the three months ended September 30, 2007.

•	During the three months ended September 30, 2007, we recorded a pre-tax charge of $9.6 million charge associated with an increase in estimated leachate disposal costs and costs to upgrade onsite equipment that captures and treats leachate at our closed disposal facility in Contra Costa County, California.

•	During the three months ended March 31, 2007, we recorded a charge of $4.2 million, in our provision for income taxes related to the resolution of various income tax matters. During the three months ended June 30, 2007, we recorded a benefit of $5.0 million, in our provision for income taxes related to the resolution of various tax matters, including the effective completion of IRS audits of our consolidated tax returns for fiscal years 2001 through 2004. During the three months ended December 31, 2007, we recorded a benefit of $4.0 million, in our provision for income taxes related to the resolution of various income tax matters.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We excluded from our assessment of our effectiveness of the Company’s internal control over financial reporting the internal controls of Allied Waste Industries, Inc. (Allied), which was acquired by us on December 5, 2008. Allied is included in the 2008 consolidated financial statements of Republic Services, Inc, and constituted $15,460.7 million and $(14.9) million of total assets and net assets, respectively, as of December 31, 2008, and $463.7 million and $(11.3) million of revenue and net income, respectively, for the year then ended. We will include the internal controls of Allied in our assessment of the effectiveness of our internal control over financial reporting for 2009.

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

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

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the material appearing under the headings “Biographical Information Regarding Directors/Nominees and Executive Officers”, “Election of Directors”, “Board of Directors and Corporate Governance Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders,” “Security Ownership of Management” and “Stockholder Proposals and Nominations” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

The following table sets forth certain information regarding equity compensation plans as of December 31, 2008 (number of securities in millions):

Number of
Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column A

Equity compensation plans approved by security holders	18.9	$23.27	15.6
Equity compensation plans not approved by security holders	—	—	—

Total	18.9	$23.27	15.6

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2008, 2007 and 2006.

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

3.	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of June 22, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 23, 2008).
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 6, 2008).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 5, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 12, 2008).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number		Description

4.1		Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2		Indenture, dated as of May 24, 1999, by and between Republic Services, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.3		Form of 7 1/8% Notes due 2009 under the Indenture dated as of May 24, 1999 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
4	.4*	First Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of May 24, 1999, by and among Republic Services, Inc., Allied Waste Industries, Inc., the guarantors party thereto and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee.
4.5		Indenture, dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.6		First Supplemental Indenture, dated as of August 15, 2001, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank Of New York, as trustee, including the form of 6.75% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.7		Second Supplemental Indenture, dated as of March 21, 2005, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of 6.086% Notes due 2035 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
4	.8*	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of August 15, 2001, by and among Republic Services, Inc., Allied Waste Industries, Inc., the guarantors party thereto and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee.
4.9		Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America N.A., as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2007).
4.10		Amendment No. 1, dated as of September 18, 2008, to the Amended and Restated Credit Agreement dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and each of the lenders signatory thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 24, 2008).
4.11		Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 24, 2008).
4	.12*	Letter Agreement, dated as of December 2, 2008, by and among Republic Services, Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P.
4.13		Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number	Description

4.14	First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).
4.15	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.16	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.17	Senior Indenture, dated as of December 23, 1998, by and among Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allied’s Registration Statement on Form S-4 (No. 333-70709)).
4.18	Tenth Supplemental Indenture, dated as of April 9, 2003, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 7/8% Senior Notes due 2013 (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated April 10, 2003).
4.19	Eleventh Supplemental Indenture, dated as of November 10, 2003, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.5 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.20	Twelfth Supplemental Indenture, dated as of January 27, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 5 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 10.58 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.21	Thirteenth Supplemental Indenture, dated as of January 27, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 10.59 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.22	Fourteenth Supplemental Indenture, dated as of April 20, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 3/8% Senior Notes due 2014 (incorporated by reference to Exhibit 10.22 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4.23	Fifteenth Supplemental Indenture, dated as of April 20, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.23 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number		Description

4.24		Sixteenth Supplemental Indenture, dated as of March 9, 2005, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc. and U.S. Bank National Association, as trustee, including the form of 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 10, 2005).
4.25		Seventeenth Supplemental Indenture, dated as of May 17, 2006, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.26		Eighteenth Supplemental Indenture, dated as of March 12, 2007, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 7/8% Senior Notes due 2017 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 13, 2007).
4	.27*	Nineteenth Supplemental Indenture, dated as of December 2, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
4.28		Twentieth Supplemental Indenture, dated as of December 5, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.29		Twenty-First Supplemental Indenture, dated as of December 15, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 19, 2008).
4.30		Indenture, dated as of April 20, 2004, by and between Allied Waste Industries, Inc. and U.S. Bank Trust National Association, as trustee, including the form of 4 1/4% Senior Subordinated Convertible Debentures due 2034 (incorporated by reference to Exhibit 10.24 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4	.31*	First Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of April 20, 2004, by and among Allied Waste Industries, Inc., Republic Services, Inc. and U.S. Bank National Association, as trustee.
4.32		Registration Rights Agreement, dated as of November 10, 2003, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $350.0 million aggregate principal amount of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.33		Registration Rights Agreement, dated as of April 20, 2004, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $275.0 million aggregate principal amount of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.20 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4.34		Registration Rights Agreement, dated as of April 20, 2004, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $400.0 million aggregate principal amount of 7 3/8% Senior Notes due 2014 (incorporated by reference to Exhibit 10.21 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number		Description

4.35		Registration Rights Agreement, dated as of March 9, 2005, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc., relating to $600.0 million aggregate principal amount of 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 1.02 of Allied’s Current Report on Form 8-K dated March 10, 2005).
4.36		Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.02 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.37		The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10	.1+	Republic Services, Inc. 1998 Stock Incentive Plan, as amended and restated March 6, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10	.2+*	Form of Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan.
10	.3+*	Form of Director Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan.
10	.4+*	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (1-year vesting).
10	.5+*	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (4-year vesting).
10	.6+*	Form of Non-Employee Director Stock Unit Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan.
10	.7+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10	.8+*	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan.
10	.9+*	Form of Stock Option Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan.
10	.10+*	Form of Restricted Stock Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan.
10	.11+*	Form of Non-Employee Director Restricted Stock Units Agreement (3-year vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan.
10	.12+*	Form of Non-Employee Director Restricted Stock Units Agreement (immediate vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan.
10	.13+	Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.14+*	First Amendment, effective January 30, 2007, to the Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003.
10	.15+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated November 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2005).
10	.16+*	Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2005.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number		Description

10	.17+	Employment Agreement, dated as of July 31, 2001, by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.18+*	Consulting Agreement, dated as of December 3, 2008, by and between Harris W. Hudson and Republic Services, Inc.
10	.19+	Second Amended and Restated Employment Agreement, effective as of the effective time of the merger, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2009).
10	.20+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.21+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 5, 2008).
10	.22+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.23+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.24+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 5, 2008).
10	.25+*	Consulting Agreement, dated as of December 15, 2008, by and between David A. Barclay and Republic Services, Inc.
10	.26+	Executive Employment Agreement, dated as of March 2, 2007, by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.27+	First Amendment, dated as of December 31, 2008, to Executive Employment Agreement dated as of March 2, 2007 by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2009).
10	.28+	Employment Agreement, dated January 31, 2009, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 5, 2009).
10	.29+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).
10	.30+	First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.31+	Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

Exhibit
Number		Description

10	.32+	Third Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.33+	Fourth Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.34+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.8 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.35+	First Amendment to the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, as amended and restated effective February 5, 2004 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.36+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.37+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).
10	.38+*	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan.
10	.39+	Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10	.40+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.41+	Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.42+*	Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008.
10	.43+	Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.44+	Form of Restricted Stock Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.45+*	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan.
10	.46+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.47+	First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

Exhibit
Number		Description

10	.48+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.49+	First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.50+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.51+*	Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008.
10	.52+	Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.53+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, effective August 1, 2003 (incorporated by reference to Exhibit 10.10 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.54+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, restated effective January 1, 2006 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.55+*	Amended and Restated Schedule A, dated as of April 11, 2007, to the Allied Waste Industries, Inc. Supplemental Executive Retirement Plan.
10.56		Participation Agreement, effective July 1, 2006, by and between Allied Waste Industries, Inc. and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by Allied of certain goods and services (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.57+	Amended and Restated Executive Employment Agreement, dated as of June 22, 2008, by and between Allied Waste Industries, Inc. and Timothy R. Donovan, as assumed by Republic Services, Inc. at the effective time of the merger (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
18	.1*	Preferability Letter of Ernst & Young LLP
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer.
32	.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith

+	Indicates a management or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: March 2, 2009	By: /s/ JAMES E. O’CONNOR
James E. O’Connor
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. O’CONNOR James E. O’Connor	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ TOD C. HOLMES Tod C. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ CHARLES F. SERIANNI Charles F. Serianni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

/s/ JOHN W. CROGHAN John W. Croghan	Director	March 2, 2009

/s/ JAMES W. CROWNOVER James W. Crownover	Director	March 2, 2009

/s/ WILLIAM J. FLYNN William J. Flynn	Director	March 2, 2009

/s/ DAVID I. FOLEY David I. Foley	Director	March 2, 2009

/s/ NOLAN LEHMANN Nolan Lehmann	Director	March 2, 2009

/s/ W. LEE NUTTER W. Lee Nutter	Director	March 2, 2009

/s/ RAMON A. RODRIGUEZ Ramon A. Rodriguez	Director	March 2, 2009

/s/ ALLAN C. SORENSEN Allan C. Sorensen	Director	March 2, 2009

/s/ JOHN M. TRANI John M. Trani	Director	March 2, 2009

/s/ MICHAEL W. WICKHAM Michael W. Wickham	Director	March 2, 2009

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

(in millions)

		Additions	Accounts
	Balance at	Charged to	Written		Balance at
	Beginning of Year	Income (1)(3)	Off	Acquisitions (2)	End of Year

Allowance for doubtful accounts:

2008	$14.7	$36.5	$(12.7)	$27.2	$65.7
2007	18.8	3.9	(7.8)	(.2)	14.7
2006	17.3	8.4	(6.9)	—	18.8

(1)	Additions charged to income in 2008 include $14.2 million to adjust the allowance for doubtful accounts acquired from Allied to conform to Republic’s accounting policies and $5.4 million to provide for specific bankruptcy exposures.

(2)	The allowance for doubtful accounts of acquired businesses in 2008 consists of the allowance acquired from Allied.

(3)	Additions charged to income in 2007 are net of a $4.3 million reduction to the allowance for doubtful accounts resulting from refining our estimate for our allowance based on our historical collection experience.