Form 10-Q
period 2009-03-31
REPUBLIC SERVICES, INC.
filed 2009-05-11
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR
☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission File Number: 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	65-0716904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18500 NORTH ALLIED WAY PHOENIX, ARIZONA (Address of principal executive offices)	85054 (Zip code)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐    No ☑
On April 29, 2009, the registrant had outstanding 378,802,292 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,916,355).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets —
Cash and cash equivalents	$193.5	$68.7
Accounts receivable, net of allowance for doubtful accounts of $60.1 and $65.7, respectively	877.6	945.5
Prepaid expenses and other current assets	166.9	174.7
Deferred tax assets	125.9	136.8

Total Current Assets	1,363.9	1,325.7
Restricted cash and marketable securities	262.7	281.9
Property and equipment, net	6,677.8	6,738.2
Goodwill, net	10,418.3	10,521.5
Other intangible assets, net	547.2	564.1
Other assets	592.7	490.0

Total Assets	$19,862.6	$19,921.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts payable	$552.5	$564.0
Notes payable and current maturities of long-term debt	457.9	504.0
Deferred revenue	350.5	359.9
Accrued landfill and environmental costs, current portion	196.1	233.4
Accrued interest	113.9	107.7
Other accrued liabilities	805.5	796.8

Total Current Liabilities	2,476.4	2,565.8
Long-term debt, net of current maturities	7,118.7	7,198.5
Accrued landfill and environmental costs, net of current portion	1,244.9	1,197.1
Deferred income taxes and other long-term tax liabilities	1,243.2	1,239.9
Self-insurance reserves, net of current portion	272.3	234.5
Other long-term liabilities	178.4	203.1
Commitments and Contingencies
Stockholders’ Equity —
Preferred stock, par value $0.01 per share; 50.0 shares authorized; none issued	—	—
Common stock; par value $0.01 per share; 750.0 shares authorized; 393.7 and 393.4 shares issued, including shares held in treasury, respectively	3.9	3.9
Additional paid-in capital	6,267.6	6,260.1
Retained earnings	1,518.2	1,477.2
Treasury stock, at cost (14.9 and 14.9 shares, respectively)	(457.0)	(456.7)
Accumulated other comprehensive loss, net of tax	(5.5)	(3.1)

Total Republic Services, Inc. Stockholders’ Equity	7,327.2	7,281.4

Noncontrolling Interests	1.5	1.1

Total Stockholders’ Equity	7,328.7	7,282.5

Total Liabilities and Stockholders’ Equity	$19,862.6	$19,921.4

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenue	$2,060.5	$779.2
Expenses:
Cost of operations	1,208.7	476.5
Depreciation, amortization and depletion	221.8	73.4
Accretion	23.3	4.4
Selling, general and administrative	217.5	82.7
Asset impairments and losses on sales of businesses	4.9	—
Restructuring charges	31.3	—

Operating Income	353.0	142.2
Interest expense	(153.5)	(21.4)
Interest income	.7	2.8
Other income (expense), net	.2	.2

Income Before Income Taxes	200.4	123.8
Provision for income taxes	87.0	47.7

Net Income	113.4	76.1

Less: Net Income Attributable to Noncontrolling Interests	(.4)	—

Net Income Attributable to Republic Services, Inc.	$113.0	$76.1

Basic Earnings Per Share Attributable to Republic Services, Inc. Stockholders:
Basic earnings per share	$.30	$.41

Weighted average common shares outstanding	378.9	183.4

Diluted Earnings Per Share Attributable to Republic Services, Inc. Stockholders:
Diluted earnings per share	$.30	$.41

Weighted average common and common equivalent shares outstanding	379.9	185.1

Cash dividends per common share	$.19	$.17

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

	Republic Services, Inc. Stockholders’
		Common				Accumulated
		Stock	Additional			Other	Non
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive Loss,	Controlling
	Net	Value	Capital	Earnings	Stock	Net of Tax	Interests

Balance as of December 31, 2008	378.5	$3.9	$6,260.1	$1,477.2	$(456.7)	$(3.1)	$1.1
Net income	—	—	—	113.0	—	—	.4
Cash dividends declared	—	—	—	(72.0)	—	—	—
Issuances of common stock	.3	—	2.8	—	—	—	—
Compensation expense for restricted stock and deferred stock units	—	—	2.7	—	—	—	—
Compensation expense for stock options	—	—	2.0	—	—	—	—
Purchases of common stock for treasury	—	—	—	—	(.3)	—	—
Change in value of derivative instruments, net of tax	—	—	—	—	—	(2.4)	—

Balance as of March 31, 2009	378.8	$3.9	$6,267.6	$1,518.2	$(457.0)	$(5.5)	$1.5

Comprehensive Income –

Three Months Ended
March 31, 2009
Net income	$113.4
Change in value of derivative instruments, net of tax	(2.4)

Comprehensive income	111.0
Less: Comprehensive income attributable to noncontrolling interests	(.4)

Comprehensive income attributable to Republic Services, Inc.	$110.6

The accompanying notes are an integral part of this statement.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2009	2008
Cash Provided by Operating Activities:
Net income	$113.4	$76.1
Net income attributable to noncontrolling interests	(.4)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	132.6	48.1
Landfill depletion and amortization	71.8	23.7
Amortization of intangible and other assets	17.4	1.6
Accretion	23.3	4.4
Non-cash interest expense — debt	25.7	—
Non-cash interest expense — other	12.7	—
Restricted stock and deferred stock unit compensation expense	2.7	2.0
Stock option compensation expense	2.0	1.9
Deferred tax provision	31.8	9.5
Provision for doubtful accounts, net of adjustments	5.8	1.2
Income tax benefit from stock option exercises	0.3	.7
Asset impairments	1.8	—
Other non-cash items	(.2)	.5
Change in assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	62.6	(8.9)
Prepaid expenses and other assets	17.7	(6.9)
Accounts payable and accrued liabilities	41.2	(37.8)
Capping, closure and post-closure expenditures	(13.6)	(1.8)
Remediation expenditures	(13.4)	(8.9)
Other liabilities	(22.8)	42.6

Cash Provided by Operating Activities	512.4	148.0

Cash Used in Investing Activities:
Purchases of property and equipment	(193.4)	(81.6)
Proceeds from sales of property and equipment	4.9	1.0
Cash used in business acquisitions, net of cash acquired	(.1)	(11.7)
Cash proceeds from business divestitures, net of cash divested	.3	—
Change in restricted cash and marketable securities	19.2	(25.0)

Cash Used in Investing Activities	(169.1)	(117.3)

Cash Used in Financing Activities:
Proceeds from notes payable and long-term debt	230.9	122.0
Payments of notes payable and long-term debt	(381.1)	(1.2)
Issuances of common stock	3.7	5.3
Excess income tax benefit from stock option exercises	.3	1.2
Purchases of common stock for treasury	(.3)	(97.8)
Cash dividends paid	(72.0)	(31.6)

Cash Used in Financing Activities	(218.5)	(2.1)

Increase in Cash and Cash Equivalents	124.8	28.6
Cash and Cash Equivalents at Beginning of Period	68.7	21.8

Cash and Cash Equivalents at End of Period	$193.5	$50.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)
1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the company in this report) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions — Eastern, Midwest, Southern, and Western, which we have identified as our reportable segments.
We acquired Allied Waste Industries, Inc. (Allied) effective December 5, 2008. The accompanying financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position, results of operations or cash flows. In accordance with the purchase method of accounting, the purchase price paid has been allocated to assets and liabilities acquired based upon their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets acquired being recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the merger, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation. See Note 2, Business Acquisitions and Divestitures, Assets Held for Sale and Restructuring Charges, for additional information.
The accompanying unaudited consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which we have determined that we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). Our investments in variable interest entities are not material to our consolidated financial statements. We account for investments in entities in which we do not have a controlling financial interest under either the equity method or the cost method of accounting, as appropriate.
These unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. In the opinion of management, these unaudited consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.
Management’s Estimates and Assumptions
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include numerous estimates and assumptions made by management that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, goodwill, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions and self-insurance, our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied, and our estimates of the fair values of assets and liabilities to be divested. Each of these items is discussed in more detail in our description of our significant accounting policies, in Note 1, Summary of

Significant Accounting Policies, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
FSP APB 14-1 — Convertible Debt Instruments
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented. Early adoption is not permitted. We adopted FSP APB 14-1 on January 1, 2009, and adoption of this pronouncement did not have a material effect on our financial position or results of operations.
SFAS 141(R) — Business Combinations
In December 2007, the FASB issued Statement of Accounting Financial Standard (SFAS) No.141(R), Business Combinations (revised) (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. Under SFAS 141(R), all transaction and restructuring charges are required to be recognized as expenses as incurred. The statement requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined as of the acquisition date. It also requires the acquirer to recognize assets acquired, liabilities assumed, consideration paid and any noncontrolling interests acquired at their acquisition-date fair values. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are also recorded in the income statement. The impact of the adoption of this statement on our consolidated financial statements is dependent on the nature and volume of future acquisitions, and, therefore, can not be determined at this time.
SFAS 141(R) is required to be applied prospectively, and, in general, will be effective for businesses we acquire on or after January 1, 2009. However, in the case of deferred tax asset valuation allowances and uncertain tax position liabilities, the provisions of SFAS 141(R) as of its effective date will apply to the accounting for all business acquisitions, whether the acquisition occurred before or after adoption.
FSP FAS 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB directed the FASB Staff to issue FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The impact of adopting FSP SFAS 142-3 did not have a material effect on our financial position or results of operations.
SFAS 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements, but, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008. However, in February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS 157 with respect to financial assets and liabilities beginning January 1, 2008. We adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP SFAS 157-2. The impact of adopting SFAS 157 and FSP SFAS 157-2 did not have a material effect on our financial position or results of operations.
SFAS 160 — Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interests sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Additionally, when control is obtained and a previous equity interest was held, a gain or loss will be recognized in earnings for the difference between the fair value of the previously held equity interest and its carrying value. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is to be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. We adopted SFAS 160 on January 1, 2009, and the implementation of this pronouncement did not have a material impact on our financial position or results of operations.
SFAS 161 — Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that they are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations or cash flows are required. This statement retains the same scope as SFAS 133 and was effective for us beginning January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption of this statement had no impact on our consolidated financial position or results of operations.
EITF 07- 5 — Determining Whether an Instrument is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock when evaluating the instrument as a derivative under SFAS 133. An instrument that is both indexed to an entity’s own stock and classified in stockholder’s equity in the entity’s statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions. EITF 07-5 is applicable to outstanding instruments as of the beginning of the fiscal year in which it is adopted and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The impact of adopting EITF 07-5 did not have a material effect on our financial position or results of operations.

2. BUSINESS ACQUISITIONS AND DIVESTITURES, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES
Allocation of Purchase Price for the Acquisition of Allied
The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and subject to revision. Due to the volume and complexity of the information required to assess these assets and liabilities, our valuation of certain significant balances, including property and equipment, goodwill, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance, has not been completed. Our purchase price allocation includes values we have finalized to date and estimates of the values we have not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Adjustments after the allocation period made to assets and liabilities acquired, once we have finalized these balances, will be recorded in the consolidated statement of income.
Our allocation of purchase price is as follows:

	Allocation				Allocation
	at		Allocation at		at
	December		December		March
	5, 2008	Adjustments	31, 2008	Adjustments	31,2009

Current assets	$910.8	$(0.9)	$909.9	$7.7	$917.6
Landfill development costs	2,600.0	—	2,600.0	—	2,600.0
Other property and equipment	2,256.8	1.9	2,258.7	1.0	2,259.7
Goodwill	9,006.3	(0.8)	9,005.5	(27.2)	8,978.3
Other intangible assets	541.0	—	541.0	—	541.0
Other assets	226.6	(1.1)	225.5	38.9	264.4
Current liabilities	(1,336.3)	—	(1,336.3)	(28.5)	(1,364.8)
Capping, closure and post-closure liabilities	(813.1)	—	(813.1)	(0.3)	(813.4)
Environmental liabilities	(208.1)	—	(208.1)	(0.2)	(208.3)
Deferred income taxes and other long-term tax liabilities	(774.1)	0.9	(773.2)	8.4	(764.8)
Other long-term liabilities	(906.9)	—	(906.9)	0.9	(906.0)

Total purchase price	$11,503.0	$0.0	$11,503.0	$0.7	$11,503.7

Assets Held For Sale
As a condition of the merger with Allied in December 2008, we reached a settlement with the U.S. Department of Justice (DOJ) requiring us to divest of certain operations serving fifteen metropolitan areas including Los Angeles, CA; San Francisco, CA; Denver, CO; Atlanta, GA; Northwestern Indiana; Lexington, KY; Flint, MI; Cape Girardeau, MO; Charlotte, NC; Cleveland, OH; Philadelphia, PA; Greenville-Spartanburg, SC; and Fort Worth, Houston and Lubbock, TX. The settlement requires us to divest 87 commercial waste collection routes, nine landfills and ten transfer stations, together with ancillary assets and, in three cases, access to landfill disposal capacity. We have classified the assets and liabilities we expect to divest (including accounts receivable, property and equipment, goodwill, and accrued landfill and environmental costs) as assets held for sale in our consolidated balance sheets at March 31, 2009 and December 31, 2008. The assets held for sale related to operations that were Republic’s prior to the merger with Allied have been adjusted to the lower of their carrying amounts or estimated fair values less costs to sell, which resulted in us recognizing asset impairment losses of $1.8 million and $6.1 million in our consolidated statements of income for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The assets held for sale related to operations that were Allied’s prior to the merger were recorded at their estimated fair values in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 in accordance with the purchase method of accounting. Changes in the estimated fair values of the assets held for sale from December 31, 2008 to March 31, 2009 are due to changes in estimates of the sales proceeds and the realignment of our segments, which impacts the allocation of goodwill to certain assets to be divested.
During the three months ended March 31, 2009, we entered into agreements to divest certain assets to Waste Connections, Inc., Advanced Disposal Services, Inc., IESI Corporation and Covanta Energy Corporation. The assets covered by the agreements include eight municipal solid waste landfills, nine collection operations and eight transfer stations across the following twelve markets: Los Angeles, CA; San Francisco, CA; Denver, CO; Atlanta, GA; Houston, TX; Lubbock, TX; Greenville-Spartanburg, SC; Charlotte, NC; Flint, MI; Ft. Worth, TX; Cape Girardeau, MO; and Philadelphia, PA. In April and May 2009, closings were completed for the assets in the Los Angeles, CA; Denver, CO; Atlanta, GA; Houston, TX; Greenville-Spartanburg, SC; San Francisco, CA; Flint, MI; Ft. Worth, TX; Cape Girardeau, MO; and Philadelphia, PA. markets, from which we received proceeds of $364.8 million. These proceeds were used to repay amounts borrowed under our Credit Facilities. The remaining transactions under agreement are subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009.
Assets held for sale and related liabilities recorded in our consolidated balance sheets are as follows:

	March 31,	December 31,
	2009	2008

Prepaid expenses and other current assets	$17.0	$17.5
Other assets	397.2	285.1

Total assets	$414.2	$302.6

Accrued liabilities	$3.1	$3.1
Other long-term liabilities	29.2	31.0

Total liabilities	$32.3	$34.1

Restructuring Charges
During the three months ended March 31, 2009, we incurred $31.3 million of restructuring costs, $17.8 million of which consists of charges for severance and other employee termination and relocation benefits. The remainder of the restructuring charges recorded during the three months ended March 31, 2009 were primarily for consulting fees paid to outside parties related to integrating the Allied and Republic operations. Substantially all restructuring charges relate to our Corporate entities segment. As of March 31, 2009 and December 31, 2008, our liabilities recorded for restructuring charges for severance and other employee termination and relocation benefits incurred and unpaid were $43.0 million and $30.4 million, respectively. The majority of these benefit payments will be paid during the remainder of 2009.
Accrued Liabilities Related to Allied
As of March 31, 2009 and December 31, 2008, we had recorded $25.5 million and $22.6 million of accrued liabilities in purchase accounting for severance and other employee termination benefits for employees who were employed by Allied at the date of the acquisition and have subsequently been notified that their employment has been terminated. We account for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, in accordance with the EITF 95-3 criteria, and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date. We recognize employee termination benefits as liabilities assumed as of the acquisition date when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, if the future service period for these employees is less than sixty days from their date of notification.
As of March 31, 2009 and December 31, 2008, we had recorded $36.1 million and $31.5 million, respectively, of accrued liabilities in purchase accounting for our estimated settlement costs related to various Allied legal matters.

We are in the process of evaluating certain operating contracts and leases acquired from Allied. During the three months ended March 31, 2009, we recorded liabilities for unfavorable contract and lease exit costs of $11.2 million and $5.2 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. Unfavorable contracts and lease exit liabilities recorded in our consolidated balance sheets are as follows:

	March 31,	December 31,
	2009	2008

Lease exit costs	$5.2	$—
Unfavorable contracts	44.2	33.3

Total	$49.4	$33.3

Other Acquisitions
There were no significant acquisitions completed during the three months ended March 31, 2009. During the first quarter of 2008, we acquired various waste businesses, including a transfer station in California for an aggregate purchase price of $11.7 million.
Other Divestitures
There were no significant divestitures completed during the three months ended March 31, 2009 and 2008.
3. PROPERTY AND EQUIPMENT, NET
Cash paid for purchases of property and equipment for the three months ended March 31, 2009 and 2008 were $193.4 million and $81.6 million, respectively.
A summary of property and equipment is as follows:

	March 31,	December 31,
	2009 (1)	2008 (1)

Other land	$455.7	$464.4
Non-depletable landfill land	169.3	169.3
Landfill development costs	4,135.5	4,126.3
Vehicles and equipment	3,515.2	3,432.3
Buildings and improvements	721.4	706.0
Construction-in-progress – landfill	105.0	76.2
Construction-in-progress – other	16.9	26.3

	9,119.0	9,000.8

Less: Accumulated depreciation, depletion and amortization –
Landfill development costs	(1,071.6)	(1,004.2)
Vehicles and equipment	(1,254.8)	(1,147.3)
Buildings and improvements	(114.8)	(111.1)

	(2,441.2)	(2,262.6)

Property and equipment, net	$6,677.8	$6,738.2

(1)	Property and equipment, net excludes assets classified as held for sale of $221.3 million and $214.1 million as of March 31, 2009 and December 31, 2008, respectively.
As a result of our acquisition of Allied, we recorded $4.9 billion for property and equipment at its estimated fair value in December 2008. Our estimates have not been finalized and are subject to change. We expect to complete our valuations in 2009.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill, Net
A summary of the activity and balances in goodwill, net, by operating segment is as follows:

			Adjustments to
	Balance at		Transfers to	Balance at
	December 31,	Adjustments to	Assets	March 31,
Regions	2008	Acquisitions (1)	Held for Sale	2009

Eastern	$2,682.3	$(10.1)	$(15.4)	$2,656.8
Midwest	2,083.8	(7.2)	(1.0)	2,075.6
Southern	2,702.4	(10.7)	(49.8)	2,641.9
Western	3,053.0	(9.0)	—	3,044.0

Total	$10,521.5	$(37.0)	$(66.2)	$10,418.3

(1)	Adjustments to acquisitions include a $9.8 million adjustment for deferred taxes pertaining to prior years’ acquisitions in accordance with SFAS 109.

	Balance at		Balance at
	December 31,	Adjustments to	March 31,
Regions	2007	Acquisitions	2008

Eastern	$510.0	$.3	$510.3
Midwest	374.1	(.1)	374.0
Southern	340.7	(.5)	340.2
Western	330.9	—	330.9

Total	$1,555.7	$(.3)	$1,555.4

The balances of goodwill, net for 2008 in the above tables have been reclassified to reflect the realignment of our regions following our acquisition of Allied. The realignment was effected during the three months ended March 31, 2009. We allocated goodwill resulting from our acquisition of Allied to our reportable segments, which are our regions, based on the relative fair value of Allied’s contribution to each individual region to the total fair value of the business acquired. As a result of the realignment of our regions, we performed an interim impairment test of our goodwill in the first quarter of 2009.
Under the provisions of SFAS No. 142, the first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value. We estimated the fair value of our reporting units using a discounted cash flow approach. The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) discount rate, and (3) expected long-term growth rate. We based our projected cash flows on budgeted operating results for 2009. For 2010 and future periods, we assumed a growth rate of 2.5% based on an estimate of future inflation provided by the Federal Reserve Bank of Philadelphia. We used a discount rate of 7.0% based on our weighted average cost of capital. Our reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance, pension plans, deferred tax liabilities, and certain accrued landfill and environmental costs, as well as assets such as cash, restricted cash and marketable securities, and deferred tax assets which are primarily recorded on Corporate’s balance sheet. To determine the carrying value of each reporting unit at January 1, 2009 based on the realignment, we allocated assets and liabilities accounted for within our Corporate balance sheet to each of the four reporting units based on the size of their respective operations. The corporate assets and liabilities relate to the operations of each of our four reporting units, therefore, we believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.
In our discounted cash flow analysis, the estimated fair value for each of our reporting units exceeded their respective carrying value. Accordingly, no indication of impairment was evident.
As a test of the reasonableness of the estimated fair values for our reporting units, we compared the fair value of our reporting units under the discounted cash flow approach less outstanding debt (implied fair value of equity) to our market capitalization as of January 1, 2009. We compared the implied fair value of our Company’s equity to our market capitalization noting that the implied fair value of equity exceeded our market capitalization. We consider the excess amount of implied fair value over market capitalization to be a control premium. A control premium represents the ability of an acquirer to control the operations of the business. Our control premium determined as of January 1, 2009 appeared reasonable as it did not exceed the control premium of 9% paid by Republic to acquire Allied in December 2008. Our market capitalization fluctuated from January 1, 2009 through March 31, 2009 as a result of market-driven fluctuations in our stock trading price. These fluctuations are consistent with overall market conditions and are not a result of changes in our expectations of future cash flows. We will continue to monitor our market capitalization and expectations of future cash flows and will perform additional interim impairment testing if deemed necessary.
Other Intangible Assets
Other intangible assets includes values assigned to customer relationships, long-term contracts, covenants not to compete and tradenames, and are amortized generally on a straight-line basis over periods ranging from 2 to 10 years.
Gross Intangible Assets

	Balance at		Balance at
	December 31,		March 31,
	2008	Acquisitions	2009
Eastern	$139.3	$—	$139.3
Midwest	97.7	—	97.7
Southern	126.7	.1	126.8
Western	220.7	.1	220.8
Corporate	31.0	—	31.0

Total	$615.4	$.2	$615.6

	Balance at			Balance at
	December 31,		Other	March 31,
	2007	Acquisitions	Additions	2008
Eastern	$6.3	$—	$—	$6.3
Midwest	6.8	—	—	6.8
Southern	4.6	—	—	4.6
Western	49.6	6.6	.3	56.5

Total	$67.3	$6.6	$.3	$74.2

Accumulated Amortization

	Balance at		Balance at
	December 31,	Amortization	March 31,
	2008	Expense	2009
Eastern	$(5.6)	$(3.6)	$(9.2)
Midwest	(5.6)	(2.7)	(8.3)
Southern	(4.5)	(3.6)	(8.1)
Western	(35.0)	(5.6)	(40.6)
Corporate	(.6)	(1.6)	(2.2)

Total	$(51.3)	$(17.1)	$(68.4)

	Balance at		Balance at
	December 31,	Amortization	March 31,
	2007	Expense	2008
Eastern	$(3.8)	$(.2)	$(4.0)
Midwest	(3.8)	(.3)	(4.1)
Southern	(2.9)	(.1)	(3.0)
Western	(30.3)	(.7)	(31.0)

Total	$(40.8)	$(1.3)	$(42.1)

The other intangible asset and related accumulated amortization balances for 2008 in the above tables have been reclassified to reflect the realignment of our regions following our acquisition of Allied. The realignment was effected during the three months ended March 31, 2009.
Our intangible assets are primarily related to our allocation of identifiable other intangible assets (excluding the allocation of purchase price to landfill airspace and goodwill) recorded in connection with our acquisition of Allied, consisting of the following:

	Fair Value of
	Other
	Intangible	Useful Life
	Assets	(in years)
Customer relationships	$420.0	10
Franchise agreements	60.0	9
Other municipal agreements	30.0	3
Non-compete agreements	1.0	2
Tradenames	30.0	5

Total	$541.0

5. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities is as follows:

	March 31,	December 31,
	2009	2008
Landfill final capping, closure and post-closure liabilities	$1,059.4	$1,040.6
Remediation	381.6	389.9

	1,441.0	1,430.5
Less: Current portion	(196.1)	(233.4)

Long-term portion	$1,244.9	$1,197.1

Total Available Disposal Capacity
As of March 31, 2009, we owned or operated 211 active solid waste landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 127 closed landfills.
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure:

	Three Months Ended March 31,
	2009	2008
Asset retirement obligation liabilities, beginning of year	$1,040.6	$277.7
Non-cash asset additions	8.7	4.4
Acquisition of Allied	(.7)	—
SFAS 143 adjustments	(.7)	—
Amounts settled during the period	(13.6)	(1.8)
Accretion expense	23.3	4.4
Transfers of liabilities related to assets held for sale	1.8	—

Asset retirement obligation liabilities, end of period	1,059.4	284.7
Less: Current portion	(117.4)	(22.1)

Long-term portion	$942.0	$262.6

We review our calculations with respect to our asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, we review the calculations for the landfill as soon as practical after the significant change has occurred.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $63.4 million at March 31, 2009, and is included in restricted cash and marketable securities in our consolidated balance sheet.
Remediation
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. However, it is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities:

	Three Months Ended March 31,
	2009	2008
Remediation liabilities, beginning of year	$389.9	$67.5
Acquisition of Allied	.1	—
Amounts settled during the period	(13.4)	(8.9)
Accretion expense	5.0	—

Remediation liabilities, end of period	381.6	58.6
Less: Current portion	(78.7)	(20.9)

Long-term portion	$302.9	$37.7

In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide.
The remediation liability remaining for Countywide recorded as of March 31, 2009 is $88.5 million, of which approximately $22.5 million is expected to be paid out during the remainder of 2009. The majority of the remaining costs are expected to be paid during 2010 and 2011.
There are no other remediation liabilities recorded as of March 31, 2009 and December 31, 2008 that are individually significant. No significant amounts were charged to income for remediation costs during the periods ended March 31, 2009 or 2008.
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

6. DEBT
Our notes payable, capital leases and long-term debt at March 31, 2009 and December 31, 2008 are listed in the following table, and are presented net of unamortized discounts and premiums, adjustments to fair market value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt we acquired as part of the acquisition of Allied was recorded at fair value as of the acquisition date.

	Debt Balance at
	March 31, 2009	December 31, 2008
$1.0 billion Revolver due 2012, borrowings	$—	$—
$1.75 billion Revolver due 2013, Eurodollar borrowings	595.0	665.0
Receivables secured loans	331.5	400.0
7.125% senior notes due 2009	99.3	99.3
6.50% senior notes due 2010	335.4	333.2
5.75% senior notes due 2011	374.3	371.1
6.375% senior notes due 2011	259.5	257.7
6.75% senior notes due 2011	463.0	464.2
7.875% senior notes due 2013	423.7	422.4
6.125% senior notes due 2014	372.7	370.5
7.375% senior notes due 2014	364.9	363.5
7.25% senior notes due 2015	533.8	531.7
7.125% senior notes due 2016	520.7	518.7
6.875% senior notes due 2017	647.9	645.7
9.25% debentures due 2021	92.9	92.8
6.086% senior notes due 2035	249.1	249.1
7.40% debentures due 2035	266.1	266.0
4.25% senior subordinated convertible debentures due 2034	205.0	201.3
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 3.25% to 11.50% maturities ranging from 2010 to 2037	1,299.7	1,308.2
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	142.1	142.1

Total debt	7,576.6	7,702.5
Less: Current portion	(457.9)	(504.0)

Long-term portion	$7,118.7	$7,198.5

Revolving Credit Facilities
Our $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. As of March 31, 2009, the interest rate for our borrowings under our Credit Facilities was 2.06%. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. At March 31, 2009, we had $595.0 million of Eurodollar Rate borrowings and $1,685.5 million of letters of credit outstanding under the Credit Facilities, leaving $469.5 million of availability under the Credit Facilities. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At March 31, 2009, we were in compliance with the covenants of the Credit Facilities. Borrowings under our new credit facility are being used for working capital, capital expenditures, letters of credit and other general corporate purposes.

REPUBLIC SERVICES, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Receivables Secured Loans
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $400.0 million on a revolving basis under loan agreements secured by receivables. The agreements include a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2009, we will refinance any amounts outstanding with our Credit Facilities or with other long-term borrowings. Although we intend to renew the liquidity facility no later than May 29, 2009 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable. These receivables are held in and owned by a wholly owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At March 31, 2009, the total amount of accounts receivable (gross) serving as collateral securing the borrowing was $486.2 million. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At March 31, 2009, we had outstanding borrowings under this program of $331.5 million. The borrowings under this program bear interest at the financial institutions’ commercial paper rate plus an applicable spread and interest is payable monthly.
Senior Notes and Debentures
As of March 31, 2009 and December 31, 2008, our senior notes and debentures totaled $5,003.3 million and $4,985.9 million, net of unamortized discounts and premiums of $27.3 million and $27.5 million, remaining unamortized adjustments to fair value recorded in purchase accounting for the acquisition of Allied of $784.2 million and $809.8 million, and adjustments to fair value related to our interest rate swap agreements of $13.8 million and $15.1 million, respectively.
Senior Subordinated Convertible Debentures
Our $230.0 million of 4.25% unsecured senior subordinated convertible debentures due 2034 are convertible into 5.1 million shares of our common stock at a conversion price of $45.03 per share. These debentures are convertible at the option of the holder anytime if certain conditions occur, as outlined in the agreement. We can elect to settle the conversion in stock, cash or a combination of stock and cash. We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined at the par value of the debentures divided by the average trading stock price of the preceding five-day period.
At March 31, 2009 and December 31, 2008, the unamortized adjustment to fair value recorded in purchase accounting for these debentures was $25.0 million and $28.7 million, respectively, which is being amortized to interest expense through April 15, 2011, the first date that the holders can require us to redeem the debentures.
Tax-Exempt Financings
As of March 31, 2009 and December 31, 2008, we had $1,299.7 million and $1,308.2 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2010 to 2037.
Approximately two-thirds of our tax-exempt financings are remarketed weekly or daily, by a remarketing agent to effectively maintain a variable yield. These variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with credit ratings of A or better. The holders of the bonds can put them back to the remarketing agent at the end of each interest period.
As of March 31, 2009, we had $262.7 million of restricted cash and marketable securities, of which $123.5 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financings, and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $139.9 million and $139.5 million as of March 31, 2009 and December 31, 2008, respectively, with maturities ranging from 2009 to 2042.
Guarantees
Substantially all of our subsidiaries have guaranteed our obligations under the Credit Facilities.
We and substantially all of our subsidiaries (including substantially all of the subsidiaries of Allied) guarantee nine series of senior notes issued by Allied Waste North America, Inc. (AWNA), a subsidiary of Allied (the AWNA Senior Notes). The guarantees of the AWNA Senior Notes by our subsidiaries (other than the guarantee by Allied) would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
We and substantially all of our subsidiaries (including substantially all of the subsidiaries of Allied) also guarantee the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) (BFI), another subsidiary of Allied (the BFI Debentures). The guarantees of the BFI Debentures by our subsidiaries (other than the guarantees by Allied and AWNA) would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
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
Interest Paid
Interest paid was $106.4 million and $29.8 million (net of capitalized interest of $.4 million and $.3 million) for the three months ended March 31, 2009 and 2008, respectively.
Interest Rate Swap Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to our unsecured notes that also mature in 2011. Under the swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.75%. We have designated these agreements as hedges in changes in the fair value of our fixed-rate debt and account for them in accordance with SFAS 133. We have determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of our fixed rate debt due to changes in interest rates.
As of March 31, 2009 and December 31, 2008, interest rate swap agreements are reflected at their fair value of $13.8 million and $15.1 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets.

The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the three months ended March 31, 2009 and 2008 (in millions):

Consolidated Statement of	Gain (Loss) on Swap		Gain (Loss) on Fixed-Rate Debt
Income Classification	Three Month Ended March 31,		Three Month Ended March 31,
	2009	2008	2009	2008
Interest Expense	$2.4	$1.4	$(2.4)	$(1.4)
7. INCOME TAXES
Income taxes have been provided for the three months ended March 31, 2009 and 2008 based on our anticipated annual effective income tax rate. Income taxes paid (net of refunds received) were $70.6 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.
At March 31, 2009 and December 31, 2008 we had approximately $456.9 million and $461.0 million, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.
SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141(R) significantly changes the treatment of acquired uncertain tax liabilities. Under SFAS 141, changes in acquired uncertain tax liabilities were recognized through goodwill. Under SFAS 141(R), changes in acquired unrecognized tax liabilities are recognized through the income tax provision. As of March 31, 2009, $582.9 million of the total $598.5 million of unrecognized tax benefits related to tax positions Allied had taken prior to the merger. Of the total amount of unrecognized benefits, $456.9 million, if recognized, would affect our effective tax rate.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. Related to the unrecognized tax benefits noted above, we accrued penalties of $0.1 million and interest of $9.8 million during the three months ended March 31, 2009, and, in total as of March 31, 2009, have recognized a liability for penalties of $88.5 million and interest (including interest on penalties) of $178.6 million.
Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $10 million to $20 million. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.
We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied’s open tax periods as part of the acquisition. We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2007. We are also engaged in tax litigation related to our risk management companies which are subsidiaries of Allied. These matters are further discussed below.
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
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities acquired by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. Allied protested the disallowance to the Appeals Office of the IRS in August 2002.
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005, Allied paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. Allied also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC). The Department of Justice (DOJ) thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision was rendered on Allied’s suit for refund.
Another refund suit related to this same issue is currently pending in the United States District Court for the District of Arizona. In August 2008, Allied received from the IRS a Statutory Notice of Deficiency (Notice) related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. Because of the high rate of interest associated with this matter, Allied previously paid all tax and interest related to this tax year. Consequently, the Notice related only to the IRS’ asserted penalty for Allied’s 1999 tax year. On October 30, 2008, Allied filed a suit for refund in the Arizona District Court. Similar to the BFI action in the CFC, the DOJ has filed a counterclaim for the asserted penalty and related penalty interest. As a consequence, we expect the IRS will suspend collection of the penalty, as occurred in connection with the BFI action. However, there can be no assurance that the IRS will suspend its collection efforts.
In December 2008, subsequent to our acquisition of Allied, a hearing was held in the CFC. At this hearing, we informed the judge of our intention to withdraw our suit from the CFC in order to continue to litigate the merits of our position exclusively in the Arizona District Court. We believe the decisional law applicable to this matter is more favorable to taxpayers there than in the CFC.
To accomplish the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty interest of approximately $11.0 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and interest relating to the 1997 through 1999 BFI tax years. As a result, all tax, interest and penalties related to the 1997 through 1999 BFI tax years have been paid. On April 28, 2009, the judge in the CFC issued an order dismissing our case with prejudice. As a consequence, the tax, interest and penalty amounts paid by us for the BFI tax years will not be recoverable in any subsequent action.
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $451 million related to federal taxes, state taxes and interest, and, approximately $166 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $394 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.

Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through March 31, 2009 of approximately $51 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at March 31, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.
Methane Gas
As part of its examination of Allied’s 2000 through 2006 federal income tax returns, the IRS reviewed Allied’s treatment of costs associated with its landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from operation of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
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
8. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. We believe that such awards better align the interests of our employees with those of our stockholders. Shares reserved for future grants under the 2007 Plan are 6.2 million as of March 31, 2009.
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
In December 2008, the Board of Directors adopted the Republic Services, Inc. 2006 Incentive Stock Plan (previously the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)) as amended and restated effective December 5, 2008. Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated effective December 5, 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the merger. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the merger. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied

Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At March 31, 2009, there were approximately 14.2 million shares of common stock available for award under the 2006 Plan.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. The weighted-average estimated fair values of stock options granted during the three months ended March 31, 2009 and 2008 were $2.96 and $5.26 per option, respectively, which were calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008

Expected volatility	28.7%	23.2%
Risk-free interest rate	1.4%	2.4%
Dividend yield	3.2%	2.2%
Expected life (in years)	4.2	4.1
Contractual life (in years)	7.0	7.0
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the three months ended March 31, 2009:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(In Millions)	Price	(Years)	(In Millions)
Outstanding at December 31, 2008	18.7	$23.57
Granted	.2	16.72
Exercised	(.2)	15.00		$1.4

Cancelled	(.2)	27.07

Outstanding at March 31, 2009	18.5	23.55	5.3	$9.2

Exercisable at March 31, 2009	14.5	23.57	5.0	$9.1

During the three months ended March 31, 2009 and 2008, compensation expense for stock options was $2.0 million and $1.9 million, respectively.
As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
As of March 31, 2009, total unrecognized compensation expense related to outstanding stock options was $12.6 million, which will be recognized over a weighted average period of 2.3 years.
We classified excess tax benefits of $.3 million and $1.2 million as cash flows from financing activities for the three months ended March 31, 2009 and 2008, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

Other Stock Awards
The following table summarizes the restricted and deferred stock unit and restricted stock activity for the three months ended March 31, 2009:

	Number of Deferred	Weighted-	Weighted-
	Stock Units and	Average	Average	Aggregate
	Restricted	Grant Date	Remaining	Intrinsic
	Stock	Fair Value per	Contractual	Value
	(In Thousands)	Share	Term (Years)	(In Millions)

Unissued at December 31, 2008	255.6	$23.43
Granted	367.8	24.32
Cancelled	(32.0)	23.50

Unissued at March 31, 2009	591.4	$23.98	1.7	$10.1

Vested and unissued at March 31, 2009	80.7	$24.72

During the three months ended March 31, 2009 and 2008, we awarded 300,000 and 36,000 restricted and deferred stock units to our non-employee directors under our 1998 Plan. 75,000 and 36,000, respectively, of the stock units awarded vested immediately. The remaining shares awarded during 2009 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs, as defined by the 1998 and 2007 Plans. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.
Also during the three months ended March 31, 2009, we awarded 65,584 shares of restricted stock to executive and other officers, of which 38,670 of the shares awarded vest effective January 31, 2012. The remaining 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with us for other than good reason.
During the three months ended March 31, 2008, we awarded 190,500 shares of restricted stock to our executive officers, of which 160,500 of the shares awarded were to vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions and the remaining 30,000 shares awarded had an original vesting date of December 31, 2008. As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested restricted stock outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
Our executive officers received an annual grant of 236,170 shares of restricted stock in December 2008 after the acquisition of Allied under our new annual grant program initiated in December 2008, which would have been previously granted during the three months ended March 31, 2009. During the three months ended March 31, 2009, 31,915 of these shares were cancelled. The remaining shares vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions.
The fair value of restricted and deferred stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the three months ended March 31, 2009 and 2008, compensation expense related to restricted and deferred stock units and restricted stock totaled $2.7 million and $2.0 million, respectively.
Multi-Employer Pension Plans
We contribute to 25 multi-employer pension plans under collective bargaining agreements covering union-represented employees. We acquired responsibility for contributions for a portion of these plans as part of our acquisition of Allied.

Approximately 22% of our total current employees are participants in these multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
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
Incentive Compensation Plans
Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, targeted earnings and return on invested capital to measure performance. In addition, in connection with our acquisition of Allied, our Board of Directors has approved an integration bonus plan subject to shareholder approval that provides compensation that depends on our achieving targeted annual synergies of approximately $150.0 million by the end of 2010. Incentive awards are payable in cash.
9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
From 2000 through March 31, 2009, our Board of Directors has authorized the repurchase of up to $2.6 billion of our common stock. Through March 31, 2009, we have paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until at least 2011.
We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $.19. Dividends declared were $72.0 million and $31.1 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we recorded a dividend payable of approximately $72.0 million to stockholders of record at the close of business on April 1, 2009. In April 2009, our board of directors declared a regular quarterly dividend of $.19 per share payable to stockholders of record as of July 1, 2009.
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted and deferred stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards. In computing diluted earnings per share, we utilize the treasury stock method.
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Our executive officers received an annual grant of 236,170 shares of restricted stock in December

2008 under our new annual grant program initiated in December 2008. In addition, during the three months ended March 31, 2009, our executive officers received 65,584 shares of restricted stock. The shares of restricted stock are entitled to receive nonforfeitable cash dividends, and these shares vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated under certain conditions. Under FSP EITF 03-6-1, shares of restricted stock issued to our executive officers are considered participating securities. We performed our calculations of basic and diluted earnings per share using the treasury and two-step methods as required by the FSP EITF 03-6-1, and determined that adoption of this FSP did not have any impact on basic or diluted earnings per share for the three months ended March 31, 2009.
Earnings per share for the three months ended March 31, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$113,000	$76,100

Weighted average common shares outstanding	378,949	183,411

Basic earnings per share	$.30	$.41

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$113,000	$76,100

Weighted average common shares outstanding	378,949	183,411
Effect of dilutive securities:
Options to purchase common stock	912	1,667
Unvested restricted stock awards	1	1

Weighted average common and common equivalent shares outstanding	379,862	185,079

Diluted earnings per share	$.30	$.41

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	5,108	—
Options to purchase common stock	12,634	2,460
10. OTHER COMPREHENSIVE INCOME
Fuel Hedges
We have entered into multiple option agreements designated as cash flow hedges to mitigate some of the exposure related to changes in diesel fuel prices. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges at March 31, 2009 and 2008:

			Notional Amount
Inception Date	Commencement Date	Termination Date	(in Gallons per Month)	Contract Price per Gallon
September 22, 2008	January 1, 2009	December 31, 2011	150,000	$4.1600 - 4.1700
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7200
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.7400
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.2815
January 26, 2007	January 7, 2008	December 29, 2008	500,000	2.8285
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.8270
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.8100
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
The fair values of the fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding fuel hedges at March 31, 2009 and 2008 was a net liability of $14.2 million and a net asset of $14.3 million, respectively, and have been recorded in other current liabilities and other current assets in our consolidated balance sheets, respectively.
In accordance with SFAS 133, the effective portions of the changes in fair values as of March 31, 2009 and 2008, net of tax have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of March 31, 2009 and 2008 have been recorded in other income (expense), net in our consolidated statements of income. Realized losses related to these fuel hedges are included in cost of operations in our consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively.
The following table summarizes the impact of our cash flow derivatives on our results of operations and comprehensive income for the three months ended March 31, 2009 and 2008 (in millions):

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
Derivatives in	or (Loss)					(Ineffective Portion	Portion and
SFAS No. 133	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three months			Three months			Three months
	ended March 31,			ended March 31,			ended March 31,
	2009	2008		2009	2008		2009	2008
Fuel hedges	$8.1	$8.6	Cost of operations	$(2.5)	$1.0	Other income (expense)	$0.3	$0.3
Recycling Commodity Hedges
Our source of revenue from sales of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We have entered into multiple option agreements related to certain forecasted recycling commodity sales designated as cash flow hedges to mitigate some of our exposure related to changes in commodity prices. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges).
The following table summarizes our outstanding commodity hedges at March 31, 2009:

				Notional Amount	Contract Price
				(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Transaction Hedged	per Month)	Ton
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$105.00

May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00

May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00

May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00

April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	106.00

April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00

April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00

April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
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

The fair values of the commodity hedges are obtained from a third-party counter-party and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at March 31, 2009 was an asset of $7.0 million, and has been recorded in other current assets in our consolidated balance sheets.
In accordance with SFAS 133, the effective portion of the change in fair value as of March 31, 2009, net of tax, has been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portion of the change in fair value as of March 31, 2009 was immaterial, and has been recorded in other income (expense), net in our consolidated statements of income. Realized gains related to these commodity hedges are included in revenue in our consolidated statements of income for the three months ended March 31, 2009.
The following table summarizes the impact of our cash flow derivatives on our results of operations and comprehensive income for the three months ended March 31, 2009 (in millions):

	Amount of Gain or (Loss)	Statement of	Amount of
Derivatives in SFAS No. 133 Cash Flow	Recognized in OCI on	Income	Realized Gain or
Hedging Relationships	Derivatives (Effective Portion)	Classification	(Loss)
	Three months		Three months
	ended March 31,		ended March 31,
	2009		2009
Recycling commodity hedges	$4.0	Revenue	$1.8
Fair Value Measurements
SFAS 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
As of March 31, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Commodity hedges — other current assets	$7.0	$—	$7.0	$—
Interest rate swaps — other assets	13.8	—	13.8	—

Total assets	$20.8	$—	$20.8	$—

Liabilities:
Fuel hedges — other accrued liabilities	$14.2	$—	$14.2	$—

11. SEGMENT INFORMATION
Our operations are managed and evaluated through four regions: Eastern, Midwest, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
We completed the reorganization of our operating segments related to our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 and 2008 is shown in the following tables (in millions):

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue(1)	Revenue	Accretion	(Loss)	Expenditures	Total Assets

2009:
Eastern	$618.6	$(92.1)	$526.5	$54.5	$116.7	$40.6	$4,441.5
Midwest	526.3	(98.1)	428.2	56.3	76.6	20.2	3,471.8
Southern	616.4	(83.8)	532.6	63.1	128.4	45.9	5,048.0
Western	670.2	(120.4)	549.8	58.1	126.1	47.3	5,633.3
Corporate entities(2)	23.4	—	23.4	13.1	(94.8)	39.4	1,268.0

Total	$2,454.9	$(394.4)	$2,060.5	$245.1	$353.0	$193.4	$19,862.6

2008 (3):
Eastern	$244.1	$(31.3)	$212.8	$18.9	$48.0	$17.1	$1,165.2
Midwest	196.4	(39.9)	156.5	20.2	26.0	15.4	1,000.3
Southern	233.3	(26.3)	207.0	19.2	39.7	17.7	997.2
Western	251.9	(49.1)	202.8	17.5	48.2	14.6	927.2
Corporate entities(2)	0.1	—	0.1	2.0	(19.7)	16.8	444.5

Total	$925.8	$(146.6)	$779.2	$77.8	$142.2	$81.6	$4,534.4

(1)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(2)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

(3)	Amounts by region for 2008 have been reclassified to conform to the current year’s presentation. The changes are due to the realignment of our regions in 2009.
The following table shows our total reported revenue by service line (in millions). Intercompany revenue has been eliminated.

	Three Months Ended March 31,
	2009	2008

Collection:
Residential	$546.1	$204.9
Commercial	658.6	248.5
Industrial	382.9	152.9
Other	7.2	4.9

Total Collection	1,594.8	611.2

Transfer and disposal	775.8	274.9
Less: Intercompany	(389.3)	(144.5)

Transfer and Disposal, Net	386.5	130.4

Other	79.2	37.6

Revenue	$2,060.5	$779.2

12. COMMITMENTS AND CONTINGENCIES
Litigation
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
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as identified below or in Note 7, Income Taxes, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
Countywide Matter
On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.
Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also is in the process of constructing an isolation break under the authority and supervision of the U.S. EPA.
We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.3 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized. Despite the settlement, Countrywide’s 2009 operating license has been challenged by Tuscarawas County.

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
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements, and reasonable attorney and expert witness fees. We intend to vigorously defend against the plaintiffs’ allegations. At this time, we cannot estimate the reasonably possible range of loss in connection with this matter.
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
It is reasonably possible that we will need to adjust the environmental remediation liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows. At this time, we cannot estimate the reasonably possible range of loss we may incur in connection with any future changes in our estimates of the costs, timing or duration of the required actions.
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgement interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgement interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. Our appeal brief was filed on February 20, 2009. Luri’s response was submitted on May 4, 2009. We expect to file our reply by June 19, 2009. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
Forward Matter
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008. Forward and Allied accepted service of the complaint in October 2008, and in November 2008, each filed answers denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10,000,000, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste) Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq, and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statues as well to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all Applicable Statutes and eliminated all common law public nuisances. We also agreed to pay a total penalty of $154,625.
Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondent superior. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties are limited to the greater of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We are engaged in on-going discussions with the DOJ and are in the process of providing additional support to the DOJ for our position that we should not be held criminally liable for the acts of our employees at the Carter Valley Landfill.
Carbon Limestone Matter
On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the alleged acceptance of hazardous waste from two customers and allege issues regarding the site’s leachate management collection system and groundwater monitoring program. The proposed F&Os would require the site to undertake various corrective actions and pay a civil penalty of $155,311. We intend to vigorously defend the claims.

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

Lease Commitments
We lease real property, equipment and software under various operating leases with terms from one month to twenty years.
Unconditional Purchase Commitments
We have various unconditional purchase commitments, consisting primarily of long-term disposal agreements that require us to dispose of a minimum number of tons at certain third-party facilities.
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
We had the following financial instruments and collateral in place to secure our financial assurances (in millions):

	March 31,	December 31,
	2009	2008

Letters of credit(1)	$1,725.6	$1,753.1
Surety bonds(2)	2,225.6	2,119.2

(1)	The above letters of credit include $1,685.5 million and $1,686.5 million as of March 31, 2009 and December 31, 2008, respectively, outstanding under our Credit Facilities.

(2)	Surety bonds expire on various dates through 2038.
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
Our restricted cash deposits and marketable securities include, among other things, restricted cash held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, as follows (in millions):

	March 31,	December 31,
	2009	2008

Financing proceeds	$123.5	$133.5
Capping, closure and post-closure obligations	63.4	63.2
Other	75.8	85.2

Total restricted cash and marketable securities	$262.7	$281.9

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
We are subject to various federal, state and local tax rules and regulations. Our compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. For further information related to our liabilities for uncertain tax positions, see Note 7, Income Taxes.
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

Our liabilities for unpaid and incurred but not reported claims at March 31, 2009 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $419.3 million under our current risk management program and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview of Our Business
We are the second largest provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 386 collection companies in 40 states and Puerto Rico. We also own or operate 245 transfer stations, 211 active solid waste landfills and 79 recycling facilities.
We completed our merger with Allied in December 2008. We believe that this merger creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.
Despite the challenging economic environment, our business performed well during the first quarter of 2009 due in large part to the indispensable nature of our services and the scalability of our business. Revenue during the three months ended March 31, 2009 increased by 164% to $2,060.5 million compared to $779.2 million during the comparable period in 2008. This increase in revenue is attributable to our merger with Allied. Assuming the merger with Allied had occurred on January 1, 2008, internal growth for three months ended March 31, 2009 would have been a decrease of 8.6% consisting of a 3.5% increase in core price offset by decreases of 8.0% in core volume, 2.9% in commodity prices and 1.2% in fuel charges. See “ — Revenue” for a presentation of revenue for the three months ended March 31, 2008 assuming the merger had occurred on January 1, 2008. The increase in core price partially offset volume declines. This increase in price, together with cost control steps taken by our operations management to scale the business down for lower volumes, also served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
We expect that the economic challenges we experienced during the latter part of 2008 and the first quarter of 2009 will continue through the remainder of 2009. We anticipate continued decreases in volumes in all lines of our business. We also anticipate that prices for recycling commodities will remain low. However, we believe that we will benefit from our cost control and pricing initiatives. Ours is a capital intensive business. Slower growth allows us to reduce capital spending, thus maintaining strong free cash flow despite a weaker economy. In addition, we intend to focus our attention on integrating our newly merged company and achieving cost synergies as a result of the merger.
Business Acquisitions and Divestitures
We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.
Merger with Allied Waste Industries, Inc.
We completed the merger with Allied on December 5, 2008 and have accounted for the merger as an acquisition of Allied by Republic, using the purchase method of accounting in accordance with GAAP. Our consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position or results of operations. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired being recorded as goodwill. Republic is in the process of valuing all of the assets and liabilities acquired in the acquisition, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation.
As a condition of the merger with Allied in December 2008, we reached a settlement with the U.S. Department of Justice (DOJ) requiring us to divest of certain operations serving fifteen metropolitan areas including Los Angeles, CA; San Francisco, CA; Denver, CO; Atlanta, GA; Northwestern Indiana; Lexington, KY; Flint, MI; Cape Girardeau, MO;

Charlotte, NC; Cleveland, OH; Philadelphia, PA; Greenville-Spartanburg, SC; and Fort Worth, Houston and Lubbock, TX. The settlement requires us to divest 87 commercial waste collection routes, nine landfills and ten transfer stations, together with ancillary assets and, in three cases, access to landfill disposal capacity. We have classified the assets and liabilities we expect to divest (including accounts receivable, property and equipment, goodwill, and accrued landfill and environmental costs) as assets held for sale in our consolidated balance sheets as of March 31, 2009 and December 31, 2008. The assets held for sale related to operations that were Republic’s prior to the merger with Allied have been adjusted to the lower of their carrying amounts or estimated fair values less costs to sell, which resulted in us recognizing asset impairment losses of $1.8 million and $6.1 million in our consolidated statements of income for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The assets held for sale related to operations that were Allied’s prior to the merger are recorded at their estimated fair values in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 in accordance with the purchase method of accounting. Changes in the estimated fair values of the assets held for sale from December 31, 2008 to March 31, 2009 are due to changes in estimates of the sales proceeds and the realignment of our operating segments, which impacts the allocation of goodwill to certain assets to be divested.
During the three months ended March 31, 2009, we entered into agreements to divest certain assets to Waste Connections, Inc., Advanced Disposal Services, Inc., IESI Corporation and Covanta Energy Corporation. The assets covered by the agreements include eight municipal solid waste landfills, nine collection operations and eight transfer stations across the following twelve markets: Los Angeles, CA; San Francisco, CA; Denver, CO; Atlanta, GA; Houston, TX; Lubbock, TX; Greenville-Spartanburg, SC; Charlotte, NC; Flint, MI; Ft. Worth, TX; Cape Girardeau, MO; and Philadelphia, PA. In April and May 2009, closings were completed for the assets in the Los Angeles, CA; Denver, CO; Atlanta, GA; Houston, TX; Greenville-Spartanburg, SC; San Francisco, CA; Flint, MI; Ft. Worth, TX; Cape Girardeau, MO; and Philadelphia, PA. markets, from which we received proceeds of $364.8 million. These proceeds were used to repay amounts borrowed under our Credit Facilities. The remaining transactions under agreement are subject to closing conditions regarding due diligence, regulatory approval and other customary matters. Closing is expected to occur in the second quarter of 2009.
During March 31, 2009, we incurred $31.3 million of restructuring charges associated with integrating our operations with Allied. These charges primarily consist of severance and other employee termination and relocation benefits and consulting fees paid to outside parties.
Other Business Acquisitions and Divestitures
There were no significant acquisitions or divestitures completed during the three months ended March 31, 2009. During the first quarter of 2008, we acquired various waste businesses, including a transfer station in California for an aggregate purchase price of $11.7 million. There were no significant divestitures during the three months ended March 31, 2009 and 2008, respectively.
See Note 2, Business Acquisitions and Divestitures, Assets Held for Sale and Restructuring Charges, of the notes to our unaudited consolidated financial statements for further discussion of business acquisitions and divestitures.

Revenue
We generate revenue primarily from our solid waste collection, transfer and disposal operations.
The following table reflects our revenue by service line (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2009		2008
Collection
Residential	$546.1	26.5%	$204.9	26.3%
Commercial	658.6	32.0	248.5	31.9
Industrial	382.9	18.6	152.9	19.6
Other	7.2	.3	4.9	.6

Total Collection	1,594.8	77.4	611.2	78.4

Transfer and disposal	775.8		274.9
Less: Intercompany	(389.3)		(144.5)

Transfer and Disposal, Net	386.5	18.8	130.4	16.8
Other (1)	79.2	3.8	37.6	4.8

Revenue	$2,060.5	100.0%	$779.2	100.0%

(1)	Other revenue consists primarily of revenue from sales of recycled materials and revenue from our national accounts acquired from Allied where the work has been subcontracted. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset related subcontract costs.
The increase in revenue during the three months ended March 31, 2009 compared to the comparable 2008 period is due to our merger with Allied. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. Our revenue from landfill operations is from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.
The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended March 31, 2009 and 2008, approximately 68% and 59%, respectively, of the total volume of waste we collected was disposed of at landfills that we own or operate.
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

Summarized financial information concerning our reportable segments for the respective three months ended March 31, 2009 and 2008 is shown in the following table (in millions of dollars and as a percentage of our revenue):

		Depreciation,
		Amortization,	Operating
	Net	Depletion and	Income	Operating
	Revenue	Accretion	(Loss)	Margin
2009:
Eastern	$526.5	$54.5	$116.7	22.2%
Midwest	428.2	56.3	76.6	17.9
Southern	532.6	63.1	128.4	24.1
Western	549.8	58.1	126.1	22.9
Corporate entities(1)	23.4	13.1	(94.8)	—

Total	$2,060.5	$245.1	$353.0	17.1

2008 (2):
Eastern	$212.8	$18.9	$48.0	22.6%
Midwest	156.5	20.2	26.0	16.6
Southern	207.0	19.2	39.7	19.2
Western	202.8	17.5	48.2	23.8
Corporate entities(1)	0.1	2.0	(19.7)	—

Total	$779.2	$77.8	$142.2	18.2

(1)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, national accounts and other typical administrative functions.

(2)	Amounts by region for 2008 have been reclassified to conform to the current year’s presentation. The changes are due to the realignment of our regions in 2009.
The following table summarizes our net revenue for our reportable segments for the three months ended March 31, 2008 assuming the merger with Allied had occurred on January 1, 2008:

	Three Months ended March 31, 2008
	(in millions)
			Republic and
			Allied
	Allied Only	Republic Only	Combined (1)
Eastern Region	$386.1	$212.8	$598.9
Midwest Region	312.9	156.5	469.4
Southern Region	357.6	207.0	564.6
Western Region	395.9	202.8	598.7
Corporate Region	31.7	.1	31.8

Total	$1,484.2	$779.2	$2,263.4

(1)	For the three months ended March 31, 2008, we did not eliminate the intercompany revenue of $8.0 million between Republic and Allied; therefore, the year-over-year revenue decline of 9.0% includes both the negative 8.6% of internal growth and the impact of not eliminating the intercompany revenue for 2008 of .4%.
We believe that the presentation of revenue above provides useful information to investors because it allows investors to understand increases or decreases in our revenue that are driven by changes in the operations of Republic or Allied, and not merely by the addition of Allied’s revenues for periods after the merger. This information has been prepared for illustrative purposes and is not intended to be indicative of the results of operations that would have actually occurred had the acquisition been consummated at the beginning of the periods presented or the future results of the combined operations.
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. We completed the reorganization of our operating segments related to our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure. Significant changes in the revenue and operating margins of our reportable segments for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 are discussed below. The increase in aggregate dollars for net revenue, depreciation, amortization, depletion and accretion, and operating income (loss) for each of our reportable segments is due to our merger with Allied. The following description of changes in revenue for each of our reportable segments assumes that our merger with Allied was effective January 1, 2008. The decreases in volumes and commodities noted below are attributable to the economic slowdown.
▪	Eastern Region. Revenue in our Eastern Region benefited from price growth in all lines of business. This increase in revenue was more than offset by volume declines in all lines of business, especially landfill and industrial collection. Revenue was also lower because of a decline in commodity prices and volumes.

Operating margin decreased during 2009 compared to 2008 primarily due to higher depreciation, amortization depletion and accretion expense related to assets recorded in the purchase price allocation associated with the acquisition of Allied. This decrease in margin is also due to higher landfill operation expense, risk insurance costs and facilities expense. This decrease in operating margin was partially offset by lower fuel costs and lower selling, general and administrative expenses.

▪	Midwest Region. Our Midwest Region experienced revenue growth during 2009 because of price increases in all lines of business. This revenue growth was more than offset by volume declines in all lines of business, especially landfill and industrial collection. Lower commodity prices and volumes also contributed to the decline in revenue.

The increase in operating margin for our Midwest Region is primarily due to lower fuel, disposal, transportation, and selling, general and administrative expenses. This increase in operating margin was partially offset by higher risk insurance, facilities expense, and depreciation, amortization, depletion and accretion expense. The increase in depreciation, amortization, depletion and accretion expense is related to assets recorded in the purchase price allocation associated with the acquisition of Allied.

▪	Southern Region. Our Southern Region experienced revenue growth during 2009 because of price increases in all lines of business. This revenue growth was more than offset by lower industrial collection volumes and decreases in commodity prices and volumes.

Operating margin increased during 2009 compared to 2008 primarily due to lower labor, fuel, disposal and transportation costs. This increase in margin was partially offset by higher landfill operating and facilities expense. It was also offset by higher depreciation, amortization, depletion and accretion expense related to assets recorded in the purchase price allocation associated with the acquisition of Allied.

▪	Western Region. Our Western Region experienced price increases from all lines of business during 2009. This increase in revenue was more than offset by volume declines in all lines of business, with the exception of residential collection. A decrease in commodity prices and volumes also contributed to the decline in revenue.

The decrease in operating margin for our Western Region primarily relates to higher franchise fees and depreciation, amortization, depletion and accretion expense. The increase in depreciation, amortization, depletion and accretion expense is related to assets recorded in the purchase price allocation associated with the acquisition of Allied. This decrease in operating margin was partially offset by lower fuel, labor, disposal, and selling, general and administrative expense.

▪	Corporate Entities. The increase in net revenue for the Corporate Entities relates to Allied’s national accounts program. The increase in depreciation, amortization, depletion and accretion expense, and the increase in the operating loss at the Corporate Entities is attributable to the acquisition of Allied.

Consolidated Results of Operations
Our net income attributable to Republic Services, Inc. was $113.0 million, or $.30 per diluted share, for the three months ended March 31, 2009, as compared to $76.1 million, or $.41 per diluted share, for the three months ended March 31, 2008.
The following table summarizes our costs and expenses for the three months ended March 31, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2009		2008
Revenue	$2,060.5	100.0%	$779.2	100.0%
Cost of operations	1,208.7	58.7	476.5	61.2
Depreciation, amortization and depletion of property and equipment	204.4	9.9	71.8	9.2
Amortization of intangible assets	17.4	.9	1.6	.2
Accretion	23.3	1.1	4.4	.6
Selling, general and administrative expenses	217.5	10.6	82.7	10.6
Asset impairments and losses on sales of businesses	4.9	.2	—	—
Restructuring charges	31.3	1.5	—	—

Operating income	$353.0	17.1%	$142.2	18.2%

Revenue. Revenue was $2,060.5 million and $779.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase in revenue is due to our acquisition of Allied in December 2008. For comparative purposes, we have presented the components of our revenue growth for the three months ended March 31, 2009 in the following table on a combined basis as if the acquisition of Allied had been effective January 1, 2008. See “— Revenue” for a presentation of revenue for the three months ended March 31, 2008 assuming the merger with Allied had occurred on January 1, 2008. The components of our revenue growth for the three months ended March 31, 2008 in the table below reflects Republic on a stand alone basis and have not been adjusted for the acquisition of Allied:

	Three Months Ended March 31,
	2009	2008(1)
Core price	3.5%	4.3%
Fuel surcharges	(1.2)	1.1
Recycling commodities	(2.9)	.8

Total price	(.6)	6.2

Core volume	(8.0)	(2.5)
Non-core volume	—	—

Total volume	(8.0)	(2.5)

Total internal growth	(8.6)	3.7
Acquisitions, net of divestitures	—	(1.9)
Taxes	—	—

Total revenue growth	(8.6)%	1.8%

(1)	Certain prior year amounts have been reclassified to conform to the current year’s presentation.
During the three months ended March 31, 2009, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2009. During the three months ended March 31, 2009, we experienced negative core volume growth in all lines of our business primarily due to the challenging economic environment. We expect to continue to experience lower volumes until economic conditions improve.
Cost of Operations. Cost of operations were $1,208.7 million and $476.5 million, or, as a percentage of revenue, 58.7% and 61.2%, for the three months ended March 31, 2009 and 2008, respectively.

The increase in cost of operations in aggregate dollars for the three months ended March 31, 2009 versus the comparable 2008 period is a result of our acquisition of Allied in December 2008.
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2009		2008
Labor and related benefits	$399.2	19.4%	$151.7	19.5%
Transfer and disposal costs	158.2	7.7	75.7	9.7
Maintenance and repairs	167.8	8.2	57.6	7.4
Transportation and subcontract costs	128.5	6.2	48.1	6.2
Fuel	76.9	3.7	51.4	6.6
Disposal and franchise fees and taxes	99.0	4.8	26.1	3.3
Landfill operating costs	31.0	1.5	6.7	.9
Risk management	58.9	2.9	25.0	3.2
Cost of goods sold	10.9	.5	12.6	1.6
Other	78.3	3.8	21.6	2.8

Total cost of operations	$1,208.7	58.7%	$476.5	61.2%

Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes consisting of landfills taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; cost of good sold which includes material costs paid to suppliers associated with recycling commodities; and other which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
Cost of operations decreased as a percentage of revenue for the three months ended March 31, 2009 versus the comparable 2008 period primarily due to a decrease in fuel prices. Our average cost of fuel per gallon decreased by approximately 38% from $3.52 per gallon during 2008 to $2.19 per gallon during the three months ended March 31, 2009.
Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $204.4 million, or 9.9% of revenue, for the three months ended March 31, 2009, versus $71.8 million, or 9.2% of revenue, for the comparable 2008 period. The increase in depletion, amortization and depletion expenses as a percentage of revenue is primarily due to an increase in depletion expense associated with landfills acquired from Allied.
Amortization of Intangible Assets. Expenses for amortization of intangible and other assets was $17.4 million, or .9% of revenue, for the three months ended March 31, 2009, versus $1.6 million, or .2% of revenue, for the comparable 2008 period. The increase in amortization expense in aggregate dollars and as a percentage of revenue is the result of amortizing the intangible assets we recorded in the purchase price allocation associated with the acquisition of Allied.
Accretion Expense. Accretion expense was $23.3 million, or 1.1% of revenue, for the three months ended March 31, 2009, versus $4.4 million, or .6% of revenue, for the comparable 2008 period. The increase in accretion expense in aggregate dollars and as a percentage of revenue is primarily due an increase in asset retirement obligations associated with our acquisition of Allied. The asset retirement obligations acquired from Allied were recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have historically used to record such obligations. Our accretion expense in 2009 will reflect the increase in asset retirement obligations recorded in the acquisition of Allied and the impact of using a higher overall average discount rate for recording these liabilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $217.5 million and $82.7 million, or, as a percentage of revenue, 10.6%, for the three months ended March 31, 2009 and 2008.
The following tables provide the components of our selling, general and administrative costs for the three months ended March 31, 2009 and 2008 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2009		2008
Salaries	$133.3	6.5%	$54.4	7.0%
Provision for doubtful accounts	5.8	.3	1.2	.1
Transition and integration costs	12.7	.6	—	—
Other	65.7	3.2	27.1	3.5

Total Selling, General and Administrative Expenses	$217.5	10.6%	$82.7	10.6%

Selling, general and administrative expenses includes salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. It also includes provisions for estimated uncollectable accounts receivable and other expenses such as rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.
The changes in such expenses as a percentage of revenue for the three months ended March 31, 2009 versus the comparable 2008 period are primarily due to lower equity-based and long-term incentive compensation offset by and integration and transition costs. Transition and integration costs include approximately $9.0 million of integration bonus expense for the three months ended March 31, 2009. We expect to incur a similar amount of expense until the bonus is fully accrued in December 2010.
Asset Impairments and Losses on Sales of Businesses. During the three months ended March 31, 2009, we recorded $4.9 million of asset impairments and losses on sales of businesses, of which $1.8 million relates to impairment losses on assets classified as held for sale that have been adjusted to the lower of their carrying amounts or estimated fair values less costs to sell. These assets held for sale are related to operations that were Republic’s prior to the merger with Allied, and are required by the Department of Justice (DOJ) to be divested. We also recorded certain legal expenses and other costs related to the DOJ-required divestitures during the three months ended March 31, 2009.
Restructuring Charges. During the three months ended March 31, 2009, we incurred $31.3 million of restructuring charges associated with integrating our operations with Allied. These charges primarily consist of severance and other employee termination and relocation benefits and consulting fees paid to outside parties.
Operating Income. Operating income was $353.0 million, or 17.1% of revenue, versus $142.2 million, or 18.2% of revenue, for the comparable 2008 period. The reduction of operating income as a percentage of revenue for the 2009 period is due to asset impairments and losses on sales of businesses and restructuring charges recorded during the three months ended March 31, 2009.
Interest Expense. Interest expense was $153.5 million for the three months ended March 31, 2009, versus $21.4 million for the comparable 2008 period. The increase in interest expense during the three months ended March 31, 2009 versus the comparable 2008 period is primarily due to the additional debt we acquired as a result of the acquisition of Allied. In addition, interest expense for the three months ended March 31, 2009 includes $38.4 million of accretion expense, of which $25.7 million is non-cash interest expense on debt primarily related to amortizing the discount to fair value recorded for the debt we acquired from Allied. This accretion expense for the three months ended March 31, 2009 also includes $9.9 million of accretion expense associated with discounts recorded on the environmental and self-insurance reserves we acquired from Allied.
Capitalized interest was $.4 million for the three months ended March 31, 2009, versus $.3 million for the comparable 2008 period.
Income Taxes. Our provision for income taxes was $87.0 million for the three months ended March 31, 2009, versus $47.7 million for the comparable 2008 period. Our effective income tax rate was 43.4% for the three ended March 31, 2009, versus 38.5% for the comparable 2008 period. Our effective tax rate for 2009 is expected to be higher than our historic rate due to interest expense on liabilities established in accordance with FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and due to the non-deductibility of goodwill associated with the DOJ-required divestitures.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the three months ended March 31, 2009:

	Balance		Permits		Changes	Balance
	as of	New	Granted,		in	as of
	December 31,	Expansions	Net of	Airspace	Engineering	March 31,
	2008	Undertaken	Closures	Consumed	Estimates(1)	2009
Permitted airspace:
Cubic yards (in millions)	4,559.6	83.0	(.2)	(23.7)	.2	4,618.9
Number of sites	213		(2)			211
Probable expansion airspace:
Cubic yards (in millions)	386.2	(36.7)	—	—	—	349.5
Number of sites	23	(3)	—			20

Total available airspace:
Cubic yards (in millions)	4,945.8	46.3	(.2)	(23.7)	.2	4,968.4

Number of sites	213		(2)			211

(1)	Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
During 2009, total available airspace increased by a net 22.6 million cubic yards primarily due to new expansions, and changes in engineering estimates, net of airspace consumed.
As of March 31, 2009, we owned or operated 211 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2009, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus .4 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 5, Landfill and Environmental Costs, of the notes to our unaudited consolidated financial statements for further information.
As of March 31, 2009, 20 of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 20 landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 43 years. Probable expansion airspace represents 7% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2009, accrued final capping, closure and post-closure costs were $1.1 billion, of which $117.4 million is current and $942.0 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Remediation and Other Charges for Landfill Matters
During the three months ended March 31, 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring

Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio is complying with the terms of the AOC. Republic — Ohio is also in the process of constructing an isolation break under the authority and supervision of the U.S. EPA.
There are no other remediation liabilities recorded as of March 31, 2009 and December 31, 2008 that are individually significant. No other significant amounts were charged to income for remediation costs during the three months ended March 31, 2009 and 2008.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2009 (in millions):

			Non-Cash
	Balance		Additions	Additions	Transfers		Transfers	Balance
	as of		for Asset	Charged	and		to	as of
	December	Capital	Retirement	to	Other	SFAS 143	Held For	March 31,
	31, 2008	Additions	Obligations	Expense	Adjustments	Adjustments	Sale	2009
Non-depletable landfill land	$169.3	$—	$—	$—	$—	$—	$—	$169.3
Landfill development costs	4,126.3	—	8.0	—	3.7	—	(2.5)	4,135.5
Construction-in-progress – landfill	76.2	34.8	—	—	(3.8)	—	(2.2)	105.0
Accumulated depletion and amortization	(1,004.2)	—	—	(70.5)	—	(.7)	3.8	(1,071.6)

Net investment in landfill land and development costs	$3,367.6	$34.8	$8.0	$(70.5)	$(.1)	$(.7)	$(.9)	$3,338.2

The following table reflects our future expected investment in our landfills as of March 31, 2009 (in millions):

	Balance
	as of	Expected	Total
	March 31,	Future	Expected
	2009	Investment	Investment
Non-depletable landfill land	$169.3	$—	$169.3
Landfill development costs	4,135.5	6,160.7	10,296.2
Construction-in-progress – landfill	105.0	—	105.0
Accumulated depletion and amortization	(1,071.6)	—	(1,071.6)

Net investment in landfill land and development costs	$3,338.2	$6,160.7	$9,498.9

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Number of landfills owned or operated	211	58

Net investment, excluding non-depletable land (in millions)	$3,168.9	$830.6
Total estimated available disposal capacity (in millions of cubic yards)	4,968.4	1,714.5

Net investment per cubic yard	$.64	$.48

Landfill depletion and amortization expense (in millions)	$71.8	$23.7
Accretion expense (in millions)	23.3	4.4

	95.1	28.1

Airspace consumed (in millions of cubic yards)	23.7	8.6

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.01	$3.27

The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed is due to our acquisition of Allied.
During the three months ended March 31, 2009 and 2008, our weighted average compaction rate was approximately 1,650 and 1,600 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of the settlement and decomposition of waste.
As of March 31, 2009, we expect to spend an estimated additional $6.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.3 billion, or $1.88 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2009 (in millions):

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash asset additions	—	8.7	—	—
Acquisition of Allied	—	(.7)	.1	—
SFAS 143 Adjustments	—	(.7)	—	—
Accretion expense	—	23.3	5.0	4.9
Other additions charged to expense	5.8	—	—	125.3
Transfers to assets held for sale	(1.2)	1.8	—	—
Payments or usage	(10.2)	(13.6)	(13.4)	(119.0)

Balance, March 31, 2009	60.1	1,059.4	381.6	419.3
Less: Current portion	(60.1)	(117.4)	(78.7)	(147.0)

Long-term portion	$—	$942.0	$302.9	$272.3

As of March 31, 2009, accounts receivable were $877.6 million, net of allowance for doubtful accounts of $60.1 million, resulting in days sales outstanding of 39, or 23 days net of deferred revenue. In addition, at March 31, 2009, our accounts receivable in excess of 90 days old totaled $58.7 million, or 6.3% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2009 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance				Additions	Transfers	Transfers	Balance
	as of			Acquisitions,	for Asset	and	to	as of
	December 31,	Capital		Net of	Retirement	Other	Held For	March 31,
	2008	Additions	Retirements	Divestitures	Obligations	Adjustments	Sale	2009
Other land	$464.4	$(3.2)	$(0.9)	$(0.7)	$—	$6.3	$(10.2)	$455.7
Non-depletable landfill land	169.3	—	—	—	—	—	—	169.3
Landfill development costs	4,126.3	—	—	—	8.0	3.7	(2.5)	4,135.5
Vehicles and equipment	3,432.3	105.4	(14.5)	3.4	—	3.7	(15.1)	3,515.2
Buildings and Improvements	706.0	(16.1)	(1.1)	0.1	—	26.8	5.7	721.4
Construction-in-progress - landfill	76.2	34.8	—	—	—	(3.8)	(2.2)	105.0
Construction-in-progress - other	26.3	27.5	—	—	—	(36.9)	—	16.9

Total	$9,000.8	$148.4	$(16.5)	$2.8	$8.0	$(0.2)	$(24.3)	$9,119.0

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions					Balance
	as of	Charged		Acquisitions,		Transfers to	as of
	December 31,	to		Net of	SFAS 143	Held For	March 31,
	2008	Expense	Retirements	Divestitures	Adjustments	Sale	2009
Landfill development costs	$(1,004.2)	$(70.5)	$—	$—	$(.7)	3.8	$(1,071.6)
Vehicle and equipment	(1,147.3)	(124.6)	11.2	(1.8)	—	7.7	(1,254.8)
Buildings and improvements	(111.1)	(9.3)	—	—	—	5.6	(114.8)

Total	$(2,262.6)	$(204.4)	$11.2	$(1.8)	$(.7)	$17.1	$(2,441.2)

Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2009 and 2008 are discussed below.
Cash Flows From Operating Activities. Cash provided by operating activities was $512.4 million and $148.0 million for the three months ended March 31, 2009 and 2008, respectively. The changes in cash provided by operating activities during the periods are primarily due to our acquisition of Allied, the expansion of our business, the timing of payments received for accounts receivable, the timing of payments made for accounts payable and federal income taxes, and an increase in other assets during 2009 related to capitalized costs directly related to our merger with Allied.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.
Cash Flows Used In Investing Activities. Cash used in investing activities was $169.1 million and $117.3 million for the three months ended March 31, 2009 and 2008, respectively, and consists primarily of cash used for capital expenditures in 2009 and 2008, cash used in business acquisitions in 2008 and changes in restricted cash. Cash paid for capital expenditures was $193.4 million and $81.6 million for the three months ended March 31, 2009 and 2008, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facilities, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used In Financing Activities. Cash used in financing activities for the three months ended March 31, 2009 and 2008 was $218.5 million and $2.1 million, respectively, and consists primarily of proceeds from and payments of notes payable and long-term debt, purchases of common stock for treasury during 2008, payments of cash dividends and proceeds from stock option exercises. During the three months ended March 31, 2009, we made net payments on our debt of $150.2 million. During the three months ended March 31, 2008, we had net borrowings on our debt of $120.8 million. Purchases of common stock for treasury were $.3 million and $97.8 million during the three months ended March 31, 2009 and March 31, 2008, respectively. Dividends paid were $72.0 million and $31.6 million during the three months ended March 31, 2009 and 2008, respectively.
From 2000 through 2009, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of March 31, 2009, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until at least 2011.
We used cash on hand, cash flows from operations and proceeds from issuances of tax-exempt bonds to fund capital expenditures, repay debt and fund acquisitions. We intend to use the proceeds from asset divestitures in 2009 to repay debt, which may include purchases of our outstanding bonds in the open market or otherwise. We intend to finance future dividend payments through cash on hand, cash flows from operations, our revolving credit facilities and other financings.
Financial Condition
At March 31, 2009, we had $193.5 million of cash and cash equivalents. We also had $262.7 million of restricted cash deposits and restricted marketable securities, including $123.5 million of restricted cash held for capital expenditures under certain debt facilities.
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
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. As of March 31, 2009, the interest rate for our borrowings under our Credit Facilities was 2.06%. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under the Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At March 31, 2009, we had $595.0 million of Eurodollar Rate borrowings and $1,685.5 million of letters of credit outstanding under the Credit Facilities, leaving $469.5 million of availability under the Credit Facilities.
The agreements governing our Credit Facilities require us to maintain certain financial covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At March 31, 2009, our EBITDA(1) to interest ratio was 3.86 compared to the 3.00 minimum required by the covenants. In addition, at March 31, 2009, our total debt to EBITDA(1) ratio was 2.98 compared to the 4.00 maximum allowed by the covenants. Therefore, we were in compliance with the covenants of the Credit Facility agreements.

(1)	EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In May 1999, we sold $375.0 million of unsecured notes in the public market. The outstanding balance on these notes of $99.3 million as of March 31, 2009 bears interest at 7.125% per annum and matures in 2009. Interest on these notes is payable semi-annually in May and November. The notes were offered at a discount of $.5 million. In March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. We paid a premium of $27.6 million related to the exchange. This premium is being amortized over the life of the new notes using the effective yield method.
In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6.75% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million.
As part of our acquisition of Allied in December 2008, we acquired Allied’s then outstanding senior notes totaling $4.25 billion, with interest rates ranging from 5.75% to 7.875% and maturity dates ranging from 2010 to 2017, $99.5 million and $360.0 million of Allied’s debentures with interest rates of 9.25% and 7.40% and maturity dates of 2021 and 2035, respectively, and $230.0 million of Allied’s 4.25% convertible debentures due 2034. This debt was recorded at fair value in purchase accounting for the acquisition of Allied and will be accreted to face value as interest expense through maturity.
We also acquired $400.0 million of receivables secured loans, which bear interest at a market based interest rate plus a margin as defined in the agreement. As of March 31, 2009, receivables secured loans totaled $331.5 million. We intend to renew the accounts receivable securitization program when it matures in May 2009; however, if we are unable to renew this facility at favorable terms, we will refinance any then outstanding amounts with our existing credit facilities.
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
At March 31, 2009, we had $1,299.7 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 3.25% to 11.50% at March 31, 2009 and have maturities ranging from 2010 to 2037. As of March 31, 2009, we had $123.5 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
We intend to use excess cash on hand, cash from operating activities and proceeds from the asset divestitures to repay debt, which may include purchases of our outstanding bonds in the open market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. Despite the current economic conditions, we believe that we will be able to raise additional debt or equity financing, if necessary.
Credit Ratings
We have received investment grade credit ratings. As of March 31, 2009, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases that are not classified as debt. We do not guarantee any third-party debt.

Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our unaudited consolidated statements of cash flows. Our free cash flow for the three months ended March 31, 2009 and 2008 is calculated as follows (in millions).

	Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$512.4	$148.0
Purchases of property and equipment	(193.4)	(81.6)
Proceeds from sales of property and equipment	4.9	1.0

Free cash flow	$323.9	$67.4

Purchases of property and equipment as reflected in our unaudited consolidated statements of cash flows and as presented in the free cash flow above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the period is as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Purchases of property and equipment presented in the unaudited consolidated statements of cash flows	$193.4	$81.6
Adjustment for property and equipment received during the prior period but paid for in the following period, net	(45.0)	(33.8)

Property and equipment received during the current period	$148.4	$47.8

The adjustments noted above do not affect either our net change in cash and cash equivalents as reflected in our unaudited consolidated statements of cash flows or our free cash flow.
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
Contingencies
For a description of our commitments and contingencies, see Note 7, Income Taxes, and Note 12, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2008 Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Standards
For a description of the new accounting standards that affect us, see Note 1, Basis of Presentation and Recently Issued Accounting Pronouncements, to our consolidated financial statements included under Item 1 of this Form 10-Q.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “intend,” “can,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger, our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
▪	our ability to successfully integrate Allied’s and Republic’s operations and to achieve synergies or create long-term value for stockholders as expected, including the possibility that we will experience significant an unexpected transaction- and integration-related costs or that the timing of and proceeds received from the mandatory divestiture of certain assets may result in additional expenditures of money and resources or reduce the benefits of the merger;

▪	the impact on us of our substantial post-merger indebtedness, including our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements and that any downgrade in our bond ratings could adversely impact us;

▪	general economic and market conditions including, but not limited to, the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control and our exposure to credit and counterparty risk;

▪	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post- closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates, and economic and inflationary trends, turn out to be correct or appropriate;

▪	competition and demand for services in the solid waste industry;

▪	the fact that price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume;

▪	our ability to manage growth and execute our acquisition growth strategy;

▪	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

▪	our dependence on key personnel;

▪	our dependence on large, long-term collection, transfer and disposal contracts;

▪	our dependence on acquisitions for growth;

▪	risks associated with undisclosed liabilities of acquired businesses;

▪	risks associated with pending and any future legal proceedings, including our matters currently pending with the DOJ and IRS;

▪	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

▪	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

▪	any litigation, audits or investigations brought by or before any governmental body;

▪	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

▪	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste- to-energy facilities;

▪	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

▪	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

▪	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Cost Risk
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
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.6 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.
See Note 10, Other Comprehensive Income, of the notes to our unaudited consolidated financial statements for further discussion of our fuel hedges.
Recycling Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the three months ended March 31, 2009 and 2008 were approximately $32.5 million and $31.9 million, respectively.
See Note 10, Other Comprehensive Income, of the notes to our unaudited consolidated financial statements for further discussion of our recycling commodities hedges.
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At March 31, 2009, we had $1.8 billion of floating rate debt and $.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $20 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 6, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.

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
Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have liabilities recorded for environmental matters as of March 31, 2009 of $381.6 million. It is reasonably possible that we could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial position, results of operations or cash flows. For more information about our potential environmental liabilities, see Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of our Form 10-K for the fiscal year ended December 31, 2008.
Countywide Matter
On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction.
Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also is in the process of constructing an additional isolation break under the authority and supervision of the U.S. EPA.
We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.3 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized. Despite the settlement, Countrywide’s 2009 operation license has been challenged by Tuscarawas County.
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
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested includes compensatory damages, punitive damages, costs for medical monitoring and screening, interest on damages, costs and disbursements, and reasonable attorney and expert witness fees. We intend to vigorously defend against the plaintiffs’ allegations. At this time, we cannot estimate the reasonably possible range of loss in connection with this matter.
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

It is reasonably possible that we will need to adjust the environmental remediation liabilities recorded to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows. At this time, we cannot estimate the reasonably possible range of loss we may incur in connection with any future changes in our estimates of the costs, timing or duration of the required actions.
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgement interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgement interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgement interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. Our appeal brief was filed on February 20, 2009. Luri’s response was submitted May 4, 2009. We expect to file our reply by June 19, 2009. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
Forward Matter
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008. Forward and Allied accepted service of the complaint in October 2008, and in November 2008, each filed answers denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10,000,000, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary, Allied Waste Sycamore Landfill, LLC (Sycamore Landfill), in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statutes as well to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all Applicable Statutes and eliminated all common law public nuisances. We also agreed to pay a total penalty of $154,625.

Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on us seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of our time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondent superior. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties may not be more than the greatest of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We are engaged in on-going discussions with the DOJ and are in the process of providing additional support to the DOJ for our position that we should not be held criminally liable for the acts of its employees at the Carter Valley Landfill.
Carbon Limestone Matter
On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the alleged acceptance of hazardous waste from two customers and allege issues regarding the site’s leachate management collection system and groundwater monitoring program. The proposed F&Os would require the site to undertake various corrective actions and pay a civil penalty of $155,311. We intend to vigorously defend the claims.
Tax Matters
We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico as well as income tax in multiple state jurisdictions. We acquired Allied’s open tax periods as part of the acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2007. We are also engaged in tax litigation as a result of our risk management companies. These matters are further discussed below.
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
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities acquired by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. Allied protested the disallowance to the Appeals Office of the IRS in August 2002.
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005, Allied paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. Allied also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC). The DOJ thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision was rendered on Allied’s suit for refund.
Another refund suit related to this same issue is currently pending in the United States District Court for the District of Arizona. In August 2008, Allied received from the IRS a Statutory Notice of Deficiency (Notice) related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. Because of the high rate of interest associated with this matter, Allied previously paid all tax and interest related to this tax year. Consequently, the Notice related only to the IRS’ asserted penalty for Allied’s 1999 tax year. On October 30, 2008, Allied filed a suit for refund in the Arizona District Court. Similar to the BFI action in the CFC, the DOJ has filed a counterclaim for the asserted penalty and related penalty interest. As a consequence, we expect the IRS will suspend collection of the penalty, as occurred in connection with the BFI action. However, there can be no assurance that the IRS will suspend its collection efforts.
In December 2008, subsequent to our acquisition of Allied, a hearing was held in the CFC. At this hearing, we informed the judge of our intention to withdraw our suit from the CFC in order to continue to litigate the merits of our position exclusively in the Arizona District Court. We believe the decisional law applicable to this matter is more favorable to taxpayers there than in the CFC.
To accomplish the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty interest of approximately $11.0 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and interest relating to the 1997 through 1999 BFI tax years. As a result, all tax, interest and penalties related to the 1997 through 1999 BFI tax years have been paid. On April 28, 2009, the judge in the CFC issued an order dismissing our case with prejudice. As a consequence, the tax, interest and penalty amounts paid by us for the BFI tax years will not be recoverable in any subsequent action.
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $451 million related to federal taxes, state taxes and interest, and, approximately $166 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $394 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through March 31, 2009 of approximately $51 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at March 31, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.

ITEM 1A. RISK FACTORS.
There were no material changes during the three months ended March 31, 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2009:

				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet Be
	(a) Total Number of	(b)	Purchased as Part of	Purchased Under the
	Shares (or Units)	Average Price Paid	Publicly Announced	Plans or Programs
	Purchased	per Share (or Unit)	Plans or Programs	(in millions)
January 2009	—	$—	—	$248.0
February 2009	12,523	22.45	12,523	247.7
March 2009	—	—	—	247.7

Total	12,523	$22.45	12,523	$247.7

The purchases reflected in the table above represent shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations. We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares. We suspended our share repurchase program during the second quarter of 2008, as a result of our planned merger with Allied. We expect that our share repurchase program will continue to be suspended until at least 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	First Amendment to Employment Agreement, effective as of December 5, 2008, between Republic Services, Inc. and Donald W. Slager (incorporated by reference to the registrant’s current report on Form 8-K filed on January 7, 2009).
10.2	Employment Agreement, effective as of December 5, 2008, between Republic Services, Inc. and Donald W. Slager (incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2009).
10.3	Employment Agreement, effective as of December 5, 2008, between Republic Services, Inc. and James E. O’Connor (incorporated by reference to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.4*	Amended and Restated Employment Agreement, dated May 4, 2009, between Republic Services, Inc. and Tod C. Holmes.

Exhibit Number	Description of Exhibit

10.5*	Amended and Restated Employment Agreement, dated May 4, 2009, between Republic Services, Inc. and James E. O’Connor.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.
By:	/s/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009	By:	/s/ CHARLES F. SERIANNI
Charles F. Serianni
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)