Form 10-Q
period 2009-06-30
REPUBLIC SERVICES, INC.
filed 2009-08-07
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
On July 29, 2009, the registrant had outstanding 379,196,526 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,916,355).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets —
Cash and cash equivalents	$67.6	$68.7
Accounts receivable, net of allowance for doubtful accounts of $56.2 and $65.7 as of June 30, 2009 and December 31, 2008, respectively	913.5	945.5
Prepaid expenses and other current assets	136.7	174.7
Deferred tax assets	135.1	136.8

Total Current Assets	1,252.9	1,325.7
Restricted cash and marketable securities	259.3	281.9
Property and equipment, net	6,612.9	6,738.2
Goodwill, net	10,539.5	10,521.5
Other intangible assets, net	529.7	564.1
Other assets	252.1	490.0

Total Assets	$19,446.4	$19,921.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts payable	$462.9	$564.0
Notes payable and current maturities of long-term debt	327.3	504.0
Deferred revenue	352.5	359.9
Accrued landfill and environmental costs, current portion	165.2	233.4
Accrued interest	107.9	107.7
Other accrued liabilities	770.5	796.8

Total Current Liabilities	2,186.3	2,565.8
Long-term debt, net of current maturities	6,768.5	7,198.5
Accrued landfill and environmental costs, net of current portion	1,282.1	1,197.1
Deferred income taxes and other long-term tax liabilities	1,235.1	1,239.9
Self-insurance reserves, net of current portion	301.8	234.5
Other long-term liabilities	179.0	203.1
Commitments and Contingencies
Stockholders’ Equity —
Preferred stock, par value $0.01 per share; 50.0 shares authorized; none issued	—	—
Common stock; par value $0.01 per share; 750.0 shares authorized; 393.9 and 393.4 shares issued, including shares held in treasury, as of June 30, 2009 and December 31, 2008, respectively	3.9	3.9
Additional paid-in capital	6,274.7	6,260.1
Retained earnings	1,671.9	1,477.2
Treasury stock, at cost (14.9 shares as of June 30, 2009 and December 31, 2008)	(457.2)	(456.7)
Accumulated other comprehensive loss, net of tax	(1.4)	(3.1)

Total Republic Services, Inc. Stockholders’ Equity	7,491.9	7,281.4
Noncontrolling Interests	1.7	1.1

Total Stockholders’ Equity	7,493.6	7,282.5

Total Liabilities and Stockholders’ Equity	$19,446.4	$19,921.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$2,066.1	$827.5	$4,126.6	$1,606.7
Expenses:
Cost of operations	1,226.9	577.5	2,435.6	1,054.0
Depreciation, amortization and depletion	218.6	76.2	440.5	149.6
Accretion	21.9	4.5	45.2	8.9
Selling, general and administrative	215.8	83.7	433.3	166.4
Gain on disposition of assets, net	(150.1)	—	(145.2)	—
Restructuring charges	12.3	—	43.6	—

Operating income	520.7	85.6	873.6	227.8
Interest expense	(150.5)	(21.1)	(304.1)	(42.5)
Interest income	.5	2.5	1.3	5.3
Other income, net	1.3	.7	1.6	.9

Income before income taxes	372.0	67.7	572.4	191.5
Provision for income taxes	145.8	27.0	232.9	74.7

Net income	226.2	40.7	339.5	$116.8
Less: Net Income Attributable to Noncontrolling Interests	(.3)	—	(.6)	—

Net Income Attributable to Republic Services, Inc.	$225.9	$40.7	$338.9	$116.8

Basic Earnings Per Share Attributable to Republic Services, Inc. Stockholders:
Basic earnings per share	$.60	$.22	$.89	$.64

Weighted average common shares outstanding	379.2	182.0	379.1	182.7

Diluted Earnings Per Share Attributable to Republic Services, Inc. Stockholders:
Diluted earnings per share	$.59	$.22	$.89	$.63

Weighted average common and common equivalent shares outstanding	379.9	183.9	379.9	184.5

Cash dividends per common share	$.19	$.17	$.38	$.34

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

	Republic Services, Inc. Stockholders’ Equity
		Common				Accumulated
		Stock	Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive Loss,	Noncontrolling
	Net	Value	Capital	Earnings	Stock	Net of Tax	Interests	Total

Balance as of December 31, 2008	378.5	$3.9	$6,260.1	$1,477.2	$(456.7)	$(3.1)	$1.1	$7,282.5
Net income	—	—	—	338.9	—	—	.6	339.5
Cash dividends declared	—	—	—	(144.1)	—	—	—	(144.1)
Issuances of common stock	.5	—	7.8	—	—	—	—	7.8
Stock-based compensation	—	—	6.8	(.1)	—	—	—	6.7
Purchases of common stock for treasury	—	—	—	—	(.5)	—	—	(.5)
Change in value of derivative instruments, net of tax	—	—	—	—	—	1.7	—	1.7

Balance as of June 30, 2009	379.0	$3.9	$6,274.7	$1,671.9	$(457.2)	$(1.4)	$1.7	$7,493.6

Comprehensive Income —

Six Months Ended
June 30, 2009
Net income	$339.5
Change in value of derivative instruments, net of tax of $1.1 million	1.7

Comprehensive income	341.2
Less: Comprehensive income attributable to noncontrolling interests	(.6)

Comprehensive income attributable to Republic Services, Inc.	$340.6

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2009	2008

Cash Provided by Operating Activities:
Net income	$339.5	$116.8
Net income attributable to noncontrolling interests	(.6)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	260.2	96.3
Landfill depletion and amortization	145.3	50.1
Amortization of intangible and other assets	35.0	3.2
Accretion	45.2	8.9
Non-cash interest expense — debt	50.6	—
Non-cash interest expense — other	23.3	—
Restructuring and synergy related charges	26.4	—
Stock-based compensation	6.8	6.7
Deferred tax provision	6.0	14.8
Provision for doubtful accounts, net of adjustments	9.4	3.2
Income tax benefit from stock option exercises	.5	1.5
Asset impairments	1.8	—
Gain on divested assets	(152.9)	—
Other non-cash items	(.1)	.8
Change in assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	24.6	(24.4)
Prepaid expenses and other assets	22.5	(8.2)
Accounts payable and accrued liabilities	(106.9)	(9.7)
Cash payments for restructuring and synergy related charges	(33.2)	—
Capping, closure and post-closure payments	(33.2)	(4.0)
Remediation payments	(26.8)	(18.1)
Other liabilities	37.3	73.6

Cash Provided by Operating Activities	680.7	311.5

Cash Provided by (Used in) Investing Activities:
Purchases of property and equipment	(355.1)	(165.4)
Proceeds from sales of property and equipment	16.7	3.3
Cash used in business acquisitions, net of cash acquired	(.1)	(12.2)
Cash proceeds from divestitures, net of cash divested	424.2	—
Change in restricted cash and marketable securities	22.7	(12.8)
Other	—	(.2)

Cash Provided by (Used in) Investing Activities	108.4	(187.3)

Cash Used in Financing Activities:
Proceeds from notes payable and long-term debt	679.5	167.0
Payments of notes payable and long-term debt	(1,333.5)	(116.5)
Issuances of common stock	7.8	14.9
Excess income tax benefit from stock option exercises	.5	2.8
Purchases of common stock for treasury	(.5)	(138.4)
Cash dividends paid	(144.0)	(62.7)

Cash Used in Financing Activities	(790.2)	(132.9)

Decrease in Cash and Cash Equivalents	(1.1)	(8.7)
Cash and Cash Equivalents at Beginning of Period	68.7	21.8

Cash and Cash Equivalents at End of Period	$67.6	$13.1

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
As of December 5, 2008 we acquired 100% of the issued and outstanding shares of Allied Waste Industries, Inc. (Allied) in a stock for stock transaction. The accompanying financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position, results of operations or cash flows. In accordance with the purchase method of accounting, the purchase price paid has been allocated to assets and liabilities acquired based upon their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets acquired being recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the merger, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation. See Note 2, Business Acquisitions and Divestiture of Assets, Assets Held for Sale and Restructuring Charges, for additional information.
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
These unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. In the opinion of management, these unaudited consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Current Report on Form 8-K, filed June 5, 2009.
Management’s Estimates and Assumptions
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include numerous estimates and assumptions made by management that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, goodwill, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance, our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied, and our estimates of the fair values of assets and liabilities to be divested. Each of these items is discussed in more detail in our description of our significant accounting policies, in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Current Report on Form 8-K, filed June 5, 2009. Our actual results may differ significantly from our estimates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
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
FSP FAS 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB directed the FASB Staff to issue FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. We adopted FSP SFAS 142-3 on January 1, 2009 and adoption of this pronouncement did not have a material effect on our financial position or results of operations.
SFAS 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements, but, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008. However, in February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS 157 with respect to financial assets and liabilities beginning January 1, 2008 and with respect to our non-financial assets and liabilities effective January 1, 2009 pursuant to the requirements of FSP SFAS 157-2. The impact of adopting SFAS 157 and FSP SFAS 157-2 did not have a material effect on our financial position or results of operations.
SFAS 160 — Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
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
SFAS 161 — Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that they are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments, (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations or cash flows are required. This statement retains the same scope as SFAS 133 and was effective for us beginning January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption of this statement had no impact on our consolidated financial position or results of operations.
EITF 07- 5 — Determining Whether an Instrument is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock when evaluating the instrument as a derivative under SFAS 133. An instrument that is both indexed to an entity’s own stock and classified in stockholder’s equity in the entity’s statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions. We adopted EITF 07-5 on January 1, 2009 and the adoption did not have a material effect on our financial position or results of operations.
FSP FAS 107-1 and APB 28-1-Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1). FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 was effective for our quarter ended June 30, 2009. As FSP 107-1 relates specifically to disclosures, the adoption of this statement had no impact on our consolidated financial position or results of operations.
SFAS 165 — Subsequent Events
In May 2009, the FASB issued SFAS 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for our quarter ended June 30, 2009. As SFAS 165 relates specifically to disclosures, the adoption of this statement had no impact on our consolidated financial position or results of operations.
SFAS 167 — Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We do not believe the impact of adopting SFAS 167 will have a material effect on our consolidated financial position or results of operations.
SFAS 168 — Codification
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP and will not have a material impact on our consolidated financial statements.
2. BUSINESS ACQUISITIONS AND DIVESTITURE OF ASSETS, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES
Allocation of Purchase Price for the Acquisition of Allied
On December 5, 2008 we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $11.5 billion which includes approximately $5.4 billion of debt, at fair value. The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and subject to revision. Due to the volume and complexity of the information required to assess these assets and liabilities, our valuation of certain significant balances, including landfill development costs, property and equipment, intangible assets, goodwill, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance, is not completed. Our purchase price allocation includes values we finalized to date and estimates of the values not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Any further adjustments after the allocation period made to assets and liabilities acquired, once finalized, will be recorded in the consolidated statement of income in the period in which such adjustments become known. Of the approximate $9.0 billion of goodwill generated in the transaction, we expect substantially all of it will be non-deductible for income tax purposes.
Our allocation of purchase price is as follows:

	Allocation				Allocation
	at		Allocation at		at
	December		December		June
	5, 2008	Adjustments	31, 2008	Adjustments	30, 2009

Current assets	$910.8	$(.9)	$909.9	$7.2	$917.1
Landfill development costs	2,600.0	—	2,600.0	—	2,600.0
Other property and equipment	2,256.8	1.9	2,258.7	10.8	2,269.5
Goodwill	9,006.3	(.8)	9,005.5	39.6	9,045.1
Other intangible assets	541.0	—	541.0	—	541.0
Other assets	226.6	(1.1)	225.5	(6.8)	218.7
Current liabilities	(1,336.3)	—	(1,336.3)	(42.5)	(1,378.8)
Capping, closure and post-closure liabilities	(813.1)	—	(813.1)	(6.4)	(819.5)
Environmental liabilities	(208.1)	—	(208.1)	(1.1)	(209.2)
Deferred income taxes and other long-term tax liabilities	(774.1)	0.9	(773.2)	(.6)	(773.8)
Other long-term liabilities	(906.9)	—	(906.9)	.5	(906.4)

Total purchase price	$11,503.0	$—	$11,503.0	$.7	$11,503.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following table summarizes the components of other intangible assets acquired in the Allied acquisition:

	Fair Value of
	Other
	Intangible	Useful Life
	Assets	(in years)

Customer relationships	$420.0	10
Franchise agreements	60.0	9
Other municipal agreements	30.0	3
Non-compete agreements	1.0	2
Tradenames	30.0	5

Total	$541.0

Assets Held For Sale
As a condition of the merger with Allied in December 2008, we reached a settlement with the U.S. Department of Justice (DOJ) requiring us to divest of certain assets and related liabilities which included 87 commercial waste collection routes, nine landfills and ten transfer stations. We classified the assets and liabilities we expect to divest as assets held for sale in our consolidated balance sheets at June 30, 2009 and December 31, 2008. Certain of the Republic assets classified as held for sale were adjusted to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $1.8 million and $6.1 million in our consolidated statements of income for the quarter ended March 31, 2009 and for the year ended December 31, 2008, respectively. There were no subsequent impairment charges in the quarter ended June 30, 2009. Certain of the Allied assets classified as held for sale were adjusted to their estimated net proceeds with any changes in estimated proceeds recognized as part of the allocation of purchase price. During the three and six months ended June 30, 2009, we recognized a net gain on disposition of assets of $150.1 million and $145.2 million, respectively. Proceeds of $424.2 million related to these divestitures were used to repay amounts borrowed under our Credit Facilities. As of the date of this filing we entered into agreements to divest of the remaining assets and related liabilities required by DOJ. We have closed or expect to close on these divestitures during the third quarter of 2009.
Assets held for sale and related liabilities are as follows:

	June 30,	December 31,
	2009	2008

Prepaid expenses and other current assets	$3.8	$17.5
Other assets	54.3	285.1

Total assets	$58.1	$302.6

Accrued liabilities	$1.8	$3.1
Other long-term liabilities	2.2	31.0

Total liabilities	$4.0	$34.1

Restructuring Charges
As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three and six months ended June 30, 2009, we incurred $12.3 million and $43.6 million of restructuring and integration charges related to our integration of Allied of which, $26.4 million for the six months ended June 30, 2009 consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. We expect to be substantially complete with our plan by the fourth quarter of 2009. We expect to incur additional charges approximating $22.7 million to complete our plan. Substantially all the charges are recorded in our “Corporate” segment. We expect the majority of these payments will be during the remainder of 2009.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following table reflects the activity during the six months ended June 30, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at			Balance at
	December 31,	Additions/		June 30,
Restructuring Charges	2008	Adjustments	Payments	2009

Severance & other termination benefits	$12.5	$24.3	$(8.7)	$28.1
Relocation	17.9	2.1	(7.2)	12.8

Total	$30.4	$26.4	$(15.9)	$40.9

Accrued Liabilities Related to Allied
We account for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, in accordance with EITF 95-3 criteria, as those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date. We recognize employee termination benefits as liabilities assumed as of the acquisition date when management approved and committed to the plan and communicated the termination arrangements to the employees.
The following table reflects the activity during the six months ended June 30, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at			Balance at
	December 31,	Additions/		June 30,
Accrued Liabilities Related to Allied	2008	Adjustments	Payments	2009

Severance & other termination benefits	$22.6	$6.5	$(17.3)	$11.8

As of June 30, 2009 and December 31, 2008, we recorded $25.9 million and $31.5 million, respectively, of accrued liabilities in purchase accounting for the estimated liabilities related to various Allied legal matters.
We are in the process of evaluating certain operating contracts and leases acquired from Allied. During the six months ended June 30, 2009, we recorded additional liabilities for unfavorable contract and lease exit costs of $15.4 million and $5.9 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following table reflects activity during the six months ended June 30, 2009 associated with unfavorable contracts and lease exit liabilities:

	Balance at			Balance
	December 31,		Payments /	June 30,
	2008	Additions	Amortization	2008

Lease exit costs	$—	$5.9	$(1.1)	$4.8
Unfavorable contracts	33.3	15.4	(3.1)	45.6

Total	$33.3	$21.3	$(4.2)	$50.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
3. PROPERTY AND EQUIPMENT, NET
Cash paid for purchases of property and equipment for the six months ended June 30, 2009 and 2008 were $355.1 million and $165.4 million, respectively.
A summary of property and equipment, net is as follows:

	June 30,	December 31,
	2009 (1)	2008 (1)

Other land	$439.2	$464.4
Non-depletable landfill land	157.1	169.3
Landfill development costs	4,146.3	4,126.3
Vehicles and equipment	3,593.2	3,432.3
Buildings and improvements	717.6	706.0
Construction-in-progress — landfill	170.1	76.2
Construction-in-progress — other	19.7	26.3

	9,243.2	9,000.8

Less: Accumulated depreciation, depletion and amortization —
Landfill development costs	(1,144.5)	(1,004.2)
Vehicles and equipment	(1,361.0)	(1,147.3)
Buildings and improvements	(124.8)	(111.1)

	(2,630.3)	(2,262.6)

Property and equipment, net	$6,612.9	$6,738.2

(1)	Property and equipment, net excludes assets classified as held for sale of $21.8 million and $214.1 million as of June 30, 2009 and December 31, 2008, respectively.
As a result of our acquisition of Allied, we recorded $4.9 billion for property and equipment at its estimated fair value in December 2008. Our estimates have not been finalized and are subject to change. We expect to complete our valuations during 2009.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill by operating segment is as follows:

	Balance at			Adjustments to	Balance at
	December 31,	Adjustments to		Assets	June 30,
Regions	2008	Acquisitions (1)	Divestitures	Held for Sale	2009

Eastern	$2,772.5	$5.8	$(14.3)	$9.3	$2,773.3
Midwest	2,083.8	5.5	—	(.3)	2,089.0
Southern	2,715.6	7.5	(28.9)	22.3	2,716.5
Western	2,949.6	11.1	—	—	2,960.7

Total	$10,521.5	$29.9	$(43.2)	$31.3	$10,539.5

(1)	Adjustments to acquisitions include a $9.7 million adjustment for deferred taxes pertaining to prior years’ acquisitions in accordance with SFAS 109.

	Balance at		Balance at
	December 31,	Adjustments to	June 30,
Regions	2007	Acquisitions	2008

Eastern	$510.0	$.3	$510.3
Midwest	374.1	.4	374.5
Southern	340.7	(.5)	340.2
Western	330.9	—	330.9

Total	$1,555.7	$.2	$1,555.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
During the first quarter of 2009 we realigned our regional operations, as such, we have retrospectively adjusted the goodwill balances associated with each operating region to conform with the current presentation. We allocated goodwill from the Allied acquisition to our regions, based on the relative fair value of Allied’s contribution to each individual region to the total fair value of the business acquired. As a result of the realignment of our regions, we performed an interim impairment test of our goodwill during the first quarter of 2009 and we concluded that goodwill was not impaired. We will continue to monitor our market capitalization and expectations of future cash flows and will perform interim impairment testing if deemed necessary.
Other Intangible Assets
Other intangible assets include values assigned to customer relationships, long-term contracts, covenants not to compete and trade names, and are amortized over periods ranging from 2 to 10 years.

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at		Balance at	Intangibles
	December 31,		June 30,	December 31,	Amortization	June 30,	at June 30,
	2008	Acquisitions	2009	2008	Expense	2009	2009
Eastern	$139.3	$—	$139.3	$(5.6)	$(7.2)	$(12.8)	$126.5
Midwest	97.7	—	97.7	(5.6)	(5.3)	(10.9)	86.8
Southern	126.7	0.1	126.8	(4.5)	(7.3)	(11.8)	115.0
Western	220.7	0.1	220.8	(35.0)	(11.6)	(46.6)	174.2
Corporate	31.0	—	31.0	(0.6)	(3.2)	(3.8)	27.2

Total	$615.4	$0.2	$615.6	$(51.3)	$(34.6)	$(85.9)	$529.7

	Gross Intangible Assets				Accumulated Amortization			Net
	Balance at			Balance at	Balance at		Balance at	Intangibles
	December 31,		Other	June 30,	December 31,	Amortization	June 30,	at June 30,
	2007	Acquisitions	Additions	2008	2007	Expense	2008	2008
Eastern	$6.3	$—	$—	$6.3	$(3.8)	$(0.3)	$(4.1)	$2.2
Midwest	6.8	—	—	6.8	(3.8)	(0.5)	(4.3)	2.5
Southern	4.6	—	—	4.6	(2.9)	(0.3)	(3.2)	1.4
Western	49.6	6.6	0.3	56.5	(30.3)	(1.4)	(31.7)	24.8

Total	$67.3	$6.6	$0.3	$74.2	$(40.8)	$(2.5)	$(43.3)	$30.9

During the first quarter of 2009 we realigned our regional operations. As such, we have retrospectively adjusted the intangible balances associated with each operating region to conform with the current presentation.
5. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities is as follows:

	June 30,	December 31,
	2009	2008
Landfill final capping, closure and post-closure liabilities	$1,073.3	$1,040.6
Remediation	374.0	389.9

	1,447.3	1,430.5
Less: Current portion	(165.2)	(233.4)

Long-term portion	$1,282.1	$1,197.1

Total Available Disposal Capacity
As of June 30, 2009, we owned or operated 203 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 127 closed landfills.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure:

	Six Months Ended June 30,
	2009	2008

Asset retirement obligation liabilities, beginning of year	$1,040.6	$277.7
Non-cash asset additions	17.1	9.3
Increase due to acquisition	5.4	—
SFAS 143 adjustments	(.1)	—
Payments	(33.2)	(4.0)
Accretion expense	45.2	8.9
Other adjustments	1.2	—
Adjustments to liabilities related to assets held for sale	(2.9)	—

Asset retirement obligation liabilities, end of period	1,073.3	291.9
Less: Current portion	(99.8)	(19.9)

Long-term portion	$973.5	$272.0

Annually, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was approximately $63.6 million at June 30, 2009, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
The following table summarizes the activity in our environmental remediation liabilities:

	Six Months Ended June 30,
	2009	2008

Remediation liabilities, beginning of year	$389.9	$67.5
Increase due to acquisition	.9	—
Other additions charged to expense	—	68.0
Payments	(26.8)	(18.1)
Accretion expense	10.0	—

Remediation liabilities, end of period	374.0	117.4
Less: Current portion	(65.4)	(21.5)

Long-term portion	$308.6	$95.9

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA. The remediation liability remaining for Countywide recorded as of June 30, 2009 is $83.0 million, of which approximately $17.0 million is expected to be paid out during the remainder of 2009.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability remaining for West County recorded as of June 30, 2009 is $44.8 million, of which approximately $4.8 million is expected to be paid out during the remainder of 2009.
Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability remaining for Sunrise recorded as of June 30, 2009 is $37.8 million, of which approximately $2.2 million is expected to be paid out during the remainder of 2009.
Environmental Operating Costs
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as cost of operations in the period in which they are incurred.
6. DEBT
Our notes payable, capital leases and long-term debt at June 30, 2009 and December 31, 2008 are listed in the following table, and are presented net of unamortized discounts and premiums, adjustments to fair market value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt we acquired as part of the acquisition of Allied was recorded at fair value as of the acquisition date.

	Debt Balance at
	June 30, 2009	December 31, 2008

$1.0 billion Revolver due 2012	$—	$—
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	388.0	665.0
Receivables secured loans	300.0	400.0
7.125% senior notes due 2009	—	99.3
6.50% senior notes due 2010	335.5	333.2
5.75% senior notes due 2011	374.1	371.1
6.375% senior notes due 2011	261.3	257.7
6.75% senior notes due 2011	461.1	464.2
7.875% senior notes due 2013	425.1	422.4
6.125% senior notes due 2014	374.9	370.5
7.375% senior notes due 2014	365.3	363.5
7.25% senior notes due 2015	536.0	531.7
7.125% senior notes due 2016	522.7	518.7
6.875% senior notes due 2017	650.1	645.7
9.25% debentures due 2021	93.0	92.8
6.086% senior notes due 2035	249.2	249.1
7.40% debentures due 2035	266.4	266.0
4.25% senior subordinated convertible debentures due 2034	207.8	201.3
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from .30% to 8.25% maturities ranging from 2010 to 2037	1,142.8	1,308.2
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.90% to 11.90% maturing through 2042	142.5	142.1

Total debt	7,095.8	7,702.5
Less: Current portion	(327.3)	(504.0)

Long-term portion	$6,768.5	$7,198.5

Revolving Credit Facilities
Our $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
applicable margin based on our Debt Ratings, also a term defined in the agreements. As of June 30, 2009 and December 31, 2008, the interest rate for our borrowings under our Credit Facilities was 1.98% and 3.43%, respectively. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. At June 30, 2009, we had $350.0 million of Eurodollar Rate borrowings, $38.0 million of Base Rate borrowings and $1,631.8 million of revolver capacity which was used to support outstanding of letters of credit, leaving $730.1 million of available liquidity under the Credit Facilities. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At June 30, 2009, we were in compliance with the covenants of the Credit Facilities. Proceeds from borrowings under our Credit Facilities are being used for working capital, capital expenditures, and other general corporate purposes.
Receivables Secured Loans
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. On May 28, 2009, we renewed the facility and reduced the borrowing capacity from $400.0 million to $300.0 million. The agreements include a 364-day liquidity facility secured by receivables that matures on May 28, 2010. If we are unable to renew the liquidity facility when it matures on May 28, 2010, we will refinance any amounts outstanding with our Credit Facilities or with other long-term borrowings. Although we intend to renew the liquidity facility no later than May 28, 2010 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable. These receivables are held in and owned by a wholly owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At June 30, 2009, the total amount of accounts receivable (gross) serving as collateral securing the borrowing was $449.1 million. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. The borrowings under this program bear interest at the financial institutions’ commercial paper rate plus an applicable spread and interest is payable monthly.
Senior Notes and Debentures
As of June 30, 2009 and December 31, 2008, our senior notes and debentures totaled $4,914.7 million and $4,985.9 million, net of unamortized discounts and premiums of $27.2 million and $27.5 million, remaining unamortized adjustments to fair value recorded in purchase accounting for the acquisition of Allied of $759.5 million and $809.8 million, and adjustments to fair value related to our interest rate swap agreements of $11.8 million and $15.1 million, respectively.
Senior Subordinated Convertible Debentures
Our $230.0 million of 4.25% unsecured senior subordinated convertible debentures due 2034 are convertible into 5.2 million shares of our common stock at a conversion price of $44.17 per share. These debentures are convertible at the option of the holder anytime if certain conditions occur, as outlined in the agreement. We can elect to settle the conversion in stock, cash or a combination of stock and cash. We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined at the par value of the debentures divided by the average trading stock price of the preceding five-day period.
At June 30, 2009 and December 31, 2008, the unamortized adjustment to fair value recorded in purchase accounting for these debentures was $22.2 million and $28.7 million, respectively, which is being amortized to interest expense through April 15, 2011, the first date that the holders can require us to redeem the debentures.
Tax-Exempt Financings
As of June 30, 2009 and December 31, 2008, we had $1,142.8 million and $1,308.2 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2010 to 2037.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
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
As of June 30, 2009, we had $259.3 million of restricted cash and marketable securities, of which $117.8 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financings, and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $140.8 million and $139.5 million as of June 30, 2009 and December 31, 2008, respectively, with maturities ranging from 2009 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates is $5.4 billion and $5.2 billion at June 30, 2009 and December 31, 2008, respectively. The carrying value of our fixed rate senior notes is $4.9 billion and $5.0 billion at June 30, 2009 and December 31, 2008, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. For active hedge arrangements, the fair value of the derivatives is included in the consolidated balance sheets.
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
We and substantially all our subsidiaries (including substantially all of the subsidiaries of Allied) also guarantee the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) (BFI), another subsidiary of Allied (the BFI Debentures). The guarantees of the BFI Debentures by our subsidiaries (other than the guarantees by Allied and AWNA) would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
Substantially all of our subsidiaries (including Allied and substantially all of its subsidiaries) have guaranteed our 6.75% senior notes due 2011 and our 6.086% senior notes due 2035 (the Republic Senior Notes). The guarantees of the Republic Senior Notes by our subsidiaries would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
We have guaranteed some of the tax-exempt bonds of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.
Interest Paid
Interest paid was $234.4 million and $43.7 million (net of capitalized interest of $1.8 million and $1.0 million) for the six months ended June 30, 2009 and 2008, respectively. Interest expense for the six months ended June 30, 2009 includes $73.9 million of accretion expense of which, $50.6 million is non-cash interest expense on debt primarily related to amortizing the discount to fair value recorded for the debt we acquired from Allied. This accretion expense for the six months ended June 30, 2009 also includes $23.3 million of accretion expense associated with discounts recorded on the environmental and self-insurance reserves we acquired from Allied.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Interest Rate Swap Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to our senior notes that also mature in 2011. Under the swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.75%. We have designated these agreements as hedges in changes in the fair value of our fixed-rate debt and account for them in accordance with SFAS 133. We have determined that these agreements qualify for the short-cut method under SFAS 133 and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of our fixed rate debt due to changes in interest rates.
As of June 30, 2009 and December 31, 2008, interest rate swap agreements are reflected at their fair value of $11.8 million and $15.1 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets.
The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the six months ended June, 2009 and 2008 (in millions):

Consolidated Statement of		Gain (Loss) on Swap				Gain (Loss) on Fixed-Rate Debt
Income Classification	Three and Six Months Ended June 30,				Three and Six Months Ended June 30,
	2009		2008		2009		2008
Interest Expense	$2.0	$4.4	$.8	$2.2	$(2.0)	$(4.4)	$(.8)	$(2.2)
7. INCOME TAXES
Income taxes have been provided for the six months ended June 30, 2009 and 2008 based on our anticipated annual effective income tax rate. Income taxes paid (net of refunds received) were $219.0 million and $68.4 million for the six months ended June 30, 2009 and 2008, respectively.
During the three months ended June 30, 2009, we reduced both our unrecognized tax benefits and accrued interest by approximately $66.0 million and $18.0 million, respectively, primarily as a result of receiving approval from the IRS national office regarding our tax method of deducting pre-merger intercompany premiums paid to Allied’s captive insurance company.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. Related to the unrecognized tax benefits noted above, as of June 30, 2009, we have accrued a liability for penalties of $87.9 million and interest (including interest on penalties) of $166.4 million.
Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $5 million to $15 million. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.
We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state and local jurisdictions. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.
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
We believe that the liabilities for uncertain tax positions recorded are appropriate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Risk Management Companies
Prior to Allied’s acquisition of BFI in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
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
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $451 million related to federal taxes, state taxes and interest, and, approximately $168 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $394 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through June 30, 2009 of approximately $54 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at June 30, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.
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
8. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. We believe that such awards better align the interests of our employees with those of our stockholders. As of June 30, 2009, shares reserved for future grants under the 2007 Plan are 6.5 million.
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
In December 2008, the Board of Directors adopted the Republic Services, Inc. 2006 Incentive Stock Plan (previously the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)) as amended and restated effective December 5, 2008. Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated effective December 5, 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the merger. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the merger. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. As of June 30, 2009, shares reserved for future grants under the 2006 Plan are 15.0 million.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. The weighted-average estimated fair values of stock options granted during the six months ended June 30, 2009 and 2008 were $3.47 and $5.26 per option, respectively, which were calculated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2009	2008

Expected volatility	28.7%	23.2%
Risk-free interest rate	1.4%	2.4%
Dividend yield	3.7%	2.2%
Expected life (in years)	4.2	4.1
Contractual life (in years)	7.0	7.0
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the six months ended June 30, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding at December 31, 2008	18.7	$23.57
Granted	.2	17.13
Exercised	(.4)	15.84		$2.5

Cancelled	(1.5)	26.79

Outstanding at June 30, 2009	17.0	23.38	5.3	$44.9

Exercisable at June 30, 2009	13.1	$23.35	5.0	$41.5

During the six months ended June 30, 2009 and 2008, compensation expense for stock options was $3.9 million and $3.8 million, respectively.
As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
As of June 30, 2009, total unrecognized compensation expense related to outstanding stock options was $10.6 million, which will be recognized over a weighted average period of 2.2 years.
We classified excess tax benefits of $.5 million and $2.8 million as cash flows from financing activities for the six months ended June 30, 2009 and 2008, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.
Other Stock Awards
The following table summarizes the restricted and deferred stock unit and restricted stock activity for the six months ended June 30, 2009:

	Number of Deferred	Weighted-	Weighted-
	Stock Units and	Average	Average	Aggregate
	Restricted	Grant Date	Remaining	Intrinsic
	Stock	Fair Value per	Contractual	Value
	(In Thousands)	Share	Term (Years)	(In Millions)
Unissued at December 31, 2008	255.6	$23.43
Granted	481.4	23.89
Vested and Issued	(15.9)	22.60
Cancelled	(31.9)	23.50

Unissued at June 30, 2009	689.2	$23.77	1.4	$16.8

Vested and unissued at June 30, 2009	76.3	$25.87

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
During the six months ended June 30, 2009 and 2008, we awarded 305,162 and 190,500 restricted and deferred stock units to our non-employee directors under our 1998 Plan. 76,290 and 160,500, respectively, of the stock units awarded vested immediately. The remaining shares awarded during 2009 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs, as defined by the 1998 and 2007 Plans. The stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
Also during the six months ended June 30, 2009, we awarded 176,253 shares of restricted stock to executive and other officers, of which 110,669 of the shares vest effective May 14, 2010 and 38,670 of the shares awarded vest effective January 31, 2012. The remaining 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with us for other than good reason.
During the six months ended June 30, 2008, we awarded 190,500 shares of restricted stock to our executive officers, of which 160,500 of the shares awarded were to vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions and the remaining 30,000 shares awarded had an original vesting date of December 31, 2008. As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested restricted stock outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
Our executive officers received an annual grant of 236,170 shares of restricted stock in December 2008 after the acquisition of Allied under our new annual grant program initiated in December 2008, which would have been previously granted during the three months ended March 31, 2009. During the six months ended June 30, 2009, 31,915 of these shares were cancelled. The remaining shares vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions.
The fair value of restricted and deferred stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the six months ended June 30, 2009 and 2008, compensation expense related to restricted and deferred stock units and restricted stock totaled $2.9 million.
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
We do not have current plan financial information from the plans’ administrators, but based on the information available to us, we believe that some of the multi-employer plans to which we contribute are underfunded. The Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Pension Protection Act, we are unable to determine the amount of assessments we may be subject to, if any. Accordingly, we cannot determine at this time the impact that the Pension Protection Act may have on our consolidated financial position, results of operations or cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Incentive Compensation Plans
Our compensation program includes a management incentive plan, which has been approved by our stockholders and uses certain performance metrics such as free cash flow, targeted earnings and return on invested capital to measure performance. In addition, in connection with our acquisition of Allied, our Board of Directors approved an integration bonus plan , which has also been approved by our stockholders and provides compensation that depends on our achieving targeted annual synergies of approximately $150.0 million by the end of 2010 and is payable in the first quarter of 2012. Incentive awards are payable in cash.
9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
From 2000 through June 30, 2009, our Board of Directors has authorized the repurchase of up to $2.6 billion of our common stock. Through June 30, 2009, we have paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011.
We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $.19. Dividends declared were $144.1 million and $62.2 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we recorded a dividend payable of approximately $72.1 million to stockholders of record at the close of business on July 1, 2009. In July 2009, our board of directors declared a regular quarterly dividend of $.19 per share payable to stockholders of record as of October 1, 2009.
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted and deferred stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock awards utilizing the treasury stock method. The dilutive effect on earnings per share from our senior subordinated convertible debentures is calculated using the if-converted method.
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Our executive officers received an annual grant of 236,170 shares of restricted stock in December 2008 under our new annual grant program initiated in December 2008. In addition, during the six months ended June 30, 2009, our executive and other officers received 144,338 shares of restricted stock, net of cancellations. The shares of restricted stock are entitled to receive nonforfeitable cash dividends, and these shares vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated under certain conditions. Under FSP EITF 03-6-1, shares of restricted stock issued to our executive and other officers are considered participating securities. We performed our calculations of basic and diluted earnings per share using the treasury and two-step methods as required by FSP EITF 03-6-1, and determined that adoption of this FSP did not have any impact on basic or diluted earnings per share for the three and six months ended June 30, 2009.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Earnings per share for the three and six months ended June 30, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$225,900	$40,700	$338,900	$116,800

Weighted average common shares outstanding	379,169	182,006	379,095	182,708

Basic earnings per share	$.60	$.22	$.89	$.64

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$225,900	$40,700	$338,900	$116,800

Weighted average common shares outstanding	379,169	182,006	379,095	182,708
Effect of dilutive securities:
Options to purchase common stock	759	1,862	792	1,765
Unvested restricted stock awards	4	3	3	2

Weighted average common and common equivalent shares outstanding	379,932	183,871	379,890	184,475

Diluted earnings per share	$.59	$.22	$.89	$.63

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	5,207	—	5,207	—
Options to purchase common stock	11,592	1,764	12,114	1,811
10. OTHER COMPREHENSIVE INCOME
Fuel Hedges
We have entered into multiple option agreements designated as cash flow hedges to mitigate some of the exposure related to changes in diesel fuel prices. Under SFAS 133, the options qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges at June 30, 2009 and 2008:

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
The fair values of the fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding fuel hedges at June 30, 2009 and December 31, 2008 is a net liability of $5.0 million and $11.7 million, respectively, and are recorded in other accrued liabilities in our consolidated balance sheets.
In accordance with SFAS 133, the effective portions of the changes in fair value as of June 30, 2009 and December 31, 2008, are recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair value are recorded in other income, net in our consolidated statements of income. Realized gains or losses related to

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
these fuel hedges are included in cost of operations in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2009 and 2008:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
Derivatives in	or (Loss)					(Ineffective Portion	Portion and
SFAS No. 133	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Six months			Six months			Six months
	ended June 30,			ended June 30,			ended June 30,
	2009	2008		2009	2008		2009	2008
Fuel hedges	$4.1	$16.7	Cost of operations	$(4.7)	$3.4	Other income net	$.1	$.6

	Three months			Three months			Three months
	ended June 30,			ended June 30,			ended June 30,
	2009	2008		2009	2008		2009	2008
Fuel hedges	$5.2	$14.9	Cost of operations	$(2.2)	$2.4	Other income net	$.2	$.5
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
The following table summarizes our outstanding commodity hedges at June 30, 2009 and 2008:

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
If the price per short ton of the hedging instrument(average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party.
The fair values of the commodity hedges are obtained from third-party counter-parties and are determined using standard option

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at June 30, 2009 and December 31, 2008 is an asset of $5.1 million and $8.8 million, respectively, and are recorded in other current assets in our consolidated balance sheets.
In accordance with SFAS 133, the effective portion of the change in fair value are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the change in fair value is recorded in other income, net in our consolidated statements of income. Realized gains or losses related to these commodity hedges are included in revenue in our consolidated statements of income.
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2009 and 2008:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
Derivatives in	or (Loss)					(Ineffective Portion	Portion and
SFAS No. 133	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Six months			Six months			Six months
	ended June 30,			ended June 30,			ended June 30,
	2009	2008		2009	2008		2009	2008
Recycling commodity hedges	$(2.4)	$(.8)	Revenue	$3.3	$—	Other income, net	$(.1)	$(.1)

	Three months			Three months			Three months
	ended June 30,			ended June 30,			ended June 30,
	2009	2008		2009	2008		2009	2008
Recycling commodity hedges	$(1.1)	$(.8)	Revenue	$1.5	$—	Other income, net	$(.1)	$(.1)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
As of June 30, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$259.3	$259.3	$—	$—
Commodity hedges — other current assets	5.1	—	5.1	—
Interest rate swaps — other assets	11.8	—	11.8	—

Total assets	$276.2	$259.3	$16.9	$—

Liabilities:
Fuel hedges — other accrued liabilities	$5.0	$—	$5.0	$—

11. SEGMENT INFORMATION
Our operations are managed and evaluated through four regions: Eastern, Midwest, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
We completed the reorganization of our operating segments as a result of our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure.
Summarized financial information concerning our reportable segments for the six months ended June 30, 2009 and 2008 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue(1)	Revenue	Accretion	(Loss)	Expenditures	Total Assets

2009:
Eastern	$1,254.6	$190.9	$1,063.7	$109.1	$228.3	$78.6	$4,492.9
Midwest	1,088.1	208.3	879.8	113.9	187.3	72.8	3,467.4
Southern	1,212.9	167.0	1,045.9	123.7	283.6	73.9	4,883.3
Western	1,333.7	242.9	1,090.8	114.1	338.9	92.5	5,451.1
Corporate entities(2)	64.1	17.7	46.4	24.9	(164.5)	37.3	1,151.7

Total	$4,953.4	$826.8	$4,126.6	$485.7	$873.6	$355.1	$19,446.4

2008 (3):
Eastern	$503.7	$65.7	$438.0	$38.3	$62.8	$34.7	$1,172.0
Midwest	422.6	87.1	335.5	42.0	59.7	30.5	1,117.4
Southern	473.3	53.1	420.2	38.6	79.6	33.0	993.8
Western	512.4	99.5	412.9	35.7	62.2	26.8	927.6
Corporate entities(2)	.1	—	.1	3.9	(36.5)	40.4	336.7

Total	$1,912.1	$305.4	$1,606.7	$158.5	$227.8	$165.4	$4,547.5

(1)	Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

(2)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. National accounts revenue included in the corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

(3)	Amounts by region for 2008 have been reclassified to conform to the current year’s presentation. The changes are due to the realignment of our regions in 2009.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
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
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below or in Note 7, Income Taxes, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA.
We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.3 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized. Despite the settlement, Countywide’s 2009 operating license has been challenged by Tuscarawas County.
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
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested on behalf of each plaintiff is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We intend to vigorously defend against the plaintiffs’ allegations. We cannot at this time predict the ultimate outcome of this matter or the reasonably possible loss, if any.
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
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgment interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal, and the appeal is now fully briefed. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq, and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statutes as well to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all Applicable Statutes and eliminated all common law public nuisances. We also agreed to a remedy that is estimated to cost $154,625, comprised of approximately $93,000 in six quarterly payments and a supplemental environmental project estimated to cost approximately $61,000. We have commenced the payments and the project is underway.
Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee; LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondeat superior. The DOJ has stated that it has not made a decision whether to seek to prosecute the Company. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties are limited to the greater of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We are engaged in on-going discussions with the DOJ and are in the process of providing additional support to the DOJ for our position that we should not be held criminally liable for the acts of our employees at the Carter Valley Landfill.
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
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties complaint purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We intend to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
to landfill gas, leachate control, cover management, and resulting nuisance odor complaints. The agencies proposed separate penalties of $658,000 (PADEP) and $370,330 (ACHD) for a combined penalty of $1,028,330. We are engaged in on-going discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.
Colorado Landfills Matter
The Colorado Department of Public Health and Environment (CDPHE) submitted to the Company a proposed combined Compliance Order on Consent (Proposed Consent Order) in June 2009 in connection with notices of violation it had previously issued to Tower Road Landfill, Foothills Landfill, and Denver Regional North Landfill, located in Commerce City, Golden, and Denver, Colorado, respectively. The Proposed Consent Order includes the CDPHE’s allegations that the facilities were in violation of certain provisions of the Clean Air Act and the landfills’ operating permits. While the Proposed Consent Order as proposed by the CDPHE includes a total penalty of $186,550, we are actively participating in settlement discussions with CDPHE regarding the terms of any final Consent Order, including the amount of any penalty included therein.
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
On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. As part of this memorandum of understanding, we agreed to make certain additional disclosures to our stockholders and such disclosures were made by us in our Current Report on Form 8-K filed with the SEC on October 30, 2008. As of January 16, 2009, following completion of certain confirmatory discovery by counsel to plaintiffs, the parties executed a stipulation of settlement. The stipulation of settlement received court approval at a fairness hearing on May 19, 2009. The stipulation of settlement resolved all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, our rejections of the unsolicited Waste proposals, and any disclosures made in connection therewith. The time for appeal of the settlement has now expired with no party filing a notice of appeal. After the fairness hearing in May we paid an amount for plaintiffs’ attorney’s fees in accordance with the stipulation of settlement.
On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.
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
Restricted Cash and Other Financial Guarantees
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. .Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our self-insurance program and collateral for certain performance obligations.
We had the following financial instruments and collateral in place to secure our financial assurances:

	June 30,	December 31,
	2009	2008

Letters of credit(1)	$1,671.4	$1,753.1
Surety bonds(2)	2,252.0	2,119.2

(1)	The letters of credit include $1,631.8 million and $1,686.5 million as of June 30, 2009 and December 31, 2008, respectively, of utilized availability under our Credit Facilities.

(2)	Surety bonds expire on various dates through 2038.
These financial instruments are issued in the normal course of business and are not debt. As we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and self-insurance reserves as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Our restricted cash deposits and marketable securities include, among other things, restricted cash held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, as follows:

	June 30,	December 31,
	2009	2008

Financing proceeds	$117.8	$133.5
Capping, closure and post-closure obligations	63.6	63.2
Other	77.9	85.2

Total restricted cash and marketable securities	$259.3	$281.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurances discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.
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
Our liabilities for unpaid and incurred but not reported claims at June 30, 2009 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $426.9 million under our current risk management program and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
13. SUBSEQUENT EVENTS
Management performed an evaluation of our activity through August 6, 2009, the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our current report on Form 8-K, filed June 5, 2009.
General
We are the second largest provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 380 collection companies in 40 states and Puerto Rico. We also own or operate 239 transfer stations, 203 active solid waste landfills and 79 recycling facilities.
We completed our merger with Allied in December 2008. We believe that this merger creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.
Despite the challenging economic environment, our business performed well during the first six months of 2009 due in large part to the indispensable nature of our services and the scalability of our business. Revenue during the six months ended June 30, 2009 increased by 157% to $4,126.6 million compared to $1,606.7 million during the comparable period in 2008. This increase in revenue is attributable to our merger with Allied. Assuming the merger with Allied occurred on January 1, 2008, the revenue associated with the related divestitures is eliminated in the period the assets were sold along with the comparable prior year period, internal revenue growth for the six months ended June 30, 2009 would have been a decrease of 10.6% consisting of a 3.4% increase in core price offset by decreases of 9.1% in core volume, 2.7% in commodity price and 2.2% in fuel charges. See ”Consolidated Results of Operations — Revenue” for a presentation of revenue for the six months June 30, 2008 assuming the merger had occurred on January 1, 2008 and the revenue associated with the related divestitures is eliminated in the period in which the assets were sold along with the comparable prior year period. The increase in core price partially offset volume declines, lower commodity prices and lower fuel charges. This increase in price, together with cost control steps taken by our operations management to scale the business down for lower volumes, also served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
We expect that the economic challenges we experienced during the latter part of 2008 and the first half of 2009 will continue through the remainder of 2009. We anticipate continued decreases in volumes in all lines of our business. We also anticipate that prices for recycling commodities will remain low. However, we believe that we will benefit from our cost control and pricing initiatives. Ours is a capital intensive business. Slower growth allows us to reduce capital spending, thus maintaining strong free cash flow despite a weaker economy. In addition, our attention is focused on integrating our newly merged company and achieving cost synergies as a result of the merger.
Business Acquisitions and Divestitures
We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.
Merger with Allied Waste Industries, Inc.
On December 5, 2008 we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $11.5 billion which includes approximately $5.4 billion of debt, at fair value. The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and subject to revision. Due to the volume and complexity of the information required to assess these assets and liabilities, our valuation of certain significant balances, including landfill development costs, property and equipment, intangible assets, goodwill, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance, is not completed. Our purchase price allocation includes values we finalized to date and estimates of the values not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Any further adjustments after the allocation period made to assets and liabilities acquired, once finalized, will be recorded in the consolidated statement of income in the period in which such adjustments become known. Of the approximate $9.0 billion of goodwill generated in the transaction, we expect substantially all of it will be non-deductible for income tax purposes.
As a condition of the merger with Allied in December 2008, we reached a settlement with the U.S. Department of Justice (DOJ) requiring us to divest of certain assets and related liabilities which included 87 commercial waste collection routes, nine landfills and ten transfer stations. We classified the assets and liabilities we expect to divest as assets held for sale in our consolidated balance sheets at June 30, 2009 and December 31, 2008. Certain of the Republic assets classified as held for sale were adjusted to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $1.8 million and $6.1 million in our consolidated statements of income for the quarter ended March 31, 2009 and for the year ended December 31, 2008, respectively. There were no subsequent impairment charges in the quarter ended June 30, 2009. Certain of the Allied assets classified as held for sale were adjusted to their estimated net proceeds with any changes in estimated proceeds recognized as part of the allocation of purchase price. During the three and six months ended June 30, 2009, we recorded a net gain on disposition of $150.1 million and $145.2 million, respectively. Proceeds of $424.2 million related to these divestitures were used to repay amounts borrowed under our Credit Facilities. As of the date of this filing we entered into agreements to divest the remaining assets and related liabilities as required by the settlement with DOJ. We have closed or expect to close on these divestitures during the third quarter of 2009.
As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three and six months ended June 30, 2009, we incurred $12.3 million and $43.6 million of restructuring and integration charges related to our integration of Allied of which, $26.4 million for the six months ended June 30, 2009 consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. We expect to be substantially complete with our plan by the fourth quarter of 2009. We expect to incur additional charges approximating $22.7 million to complete our plan. Substantially, all the charges are recorded in our “Corporate” segment. We expect the majority of these benefit payments will be paid during the remainder of 2009.
By the end of 2009, we anticipate realizing $125 million of annual run rate synergies as a result of the merger of Republic Services and Allied. Our previous guidance for 2009 annual run rate synergies was $100 million. We expect to achieve $165 million to $175 million of annual run rate synergies by the end of 2010.
Overview of Our Business
We generate revenue primarily from our solid waste collection, transfer and disposal operations.
The following table reflects our revenue by service line (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Collection:
Residential	$550.6	26.6%	$212.3	25.7%	$1,096.7	26.6%	$417.2	26.0%
Commercial	633.8	30.7	254.8	30.8	1,292.4	31.3	503.3	31.3
Industrial	394.3	19.1	162.1	19.6	777.2	18.8	315.0	19.6
Other	6.4	.3	5.4	.6	13.6	.3	10.3	.6

Total Collection	1,585.1	76.7	634.6	76.7	3,179.9	77.0	1,245.8	77.5

Transfer and disposal	800.5		307.0		1,567.1		581.9
Less: Intercompany	(400.2)		(156.7)		(780.3)		(301.2)

Transfer and Disposal, Net	400.3	19.4	150.3	18.2	786.8	19.1	280.7	17.5
Other (1)	80.7	3.9	42.6	5.1	159.9	3.9	80.2	5.0

Revenue	$2,066.1	100.0%	$827.5	100.0%	$4,126.6	100.0%	$1,606.7	100.0%

(1)	Other revenue consists primarily of revenue from sales of recycled materials and revenue from national accounts acquired from Allied. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The increase in revenue during the three and six months ended June 30, 2009 compared to the comparable 2008 period is due to our merger with Allied. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. We generate revenue from our landfill operations from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.
The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes capital costs for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended June 30, 2009 and 2008, approximately 67% and 59%, respectively, of the total waste volume collected was disposed at landfill sites that we own or operate (“internalization”). The increase in internalization for the three months ended June 30, 2009 is due to a higher concentration of integrated hauling and landfill operations acquired from Allied.
Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development, amortizing them as depletion. In life cycle accounting, certain direct costs are capitalized, and charged to expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
Annually we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
Segment Discussion
Summarized financial information concerning our reportable segments for the respective six months ended June 30, 2009 and 2008 is shown in the following table (in millions of dollars and as a percentage of our revenue):

		Depreciation,
		Amortization,	Gain (Loss) on	Operating
	Net	Depletion and	Disposition of	Income	Operating
	Revenue	Accretion	Assets, Net	(Loss)	Margin
2009:
Eastern	$1,063.7	$109.1	$(0.4)	$228.3	21.5%
Midwest	879.8	113.9	26.4	187.3	21.3%
Southern	1,045.9	123.7	38.9	283.6	27.1%
Western	1,090.8	114.1	88.0	338.9	31.1%
Corporate entities (1)	46.4	24.9	(7.7)	(164.5)	—

Total	$4,126.6	$485.7	$145.2	$873.6	21.2%

2008 (2):
Eastern	$438.0	$38.3	$—	$62.8	14.3%
Midwest	335.5	42.0	—	59.7	17.8%
Southern	420.2	38.6	—	79.6	18.9%
Western	412.9	35.7	—	62.2	15.1%
Corporate entities (1)	0.1	3.9	—	(36.5)	—

Total	$1,606.7	$158.5	$—	$227.8	14.2%

(1)	Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for Corporate Entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. National accounts revenue included in the corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

(2)	Amounts by region for 2008 have been reclassified to conform to the current year’s presentation. The changes are due to the realignment of our regions in 2009.
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. We completed the reorganization of our operating segments related to our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure. Significant changes in the revenue and operating margins of our reportable segments for the six month period ended

June 30, 2009 compared to the six month period ended June 30, 2008 are discussed in the following paragraph. The increase in aggregate dollars for revenue, depreciation, amortization, depletion and accretion, and operating income (loss) for each of our reportable segments is due to our acquisition of Allied. As previously discussed, the results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ. Where the effect was significant, we have noted our operating margin exclusive of these gains. Additionally, the decreases in volumes and commodities noted below are attributable to the economic slowdown. The factors affecting our revenue and operating margins by reportable segment are:
▪	Eastern Region. Revenue benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges and commodity pricing.

For the six months ended June 30, 2008, we incurred a $34.0 million charge for environmental conditions at our Countywide Recycling and Disposal Facility in Ohio, which reduced our operating margin for the comparable period in 2008 by 7.8%. Otherwise, the change in margin is primarily due to increased amortization costs resulting from assets acquired from Allied, higher risk insurance expense and facilities expense. This increase in cost was partially offset by lower fuel cost and lower selling, general and administrative expenses.

▪	Midwest Region. Revenue benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges and commodity pricing.

For the six months ended June 30, 2009, we realized net gains from the disposition of assets of $26.4 million which increased operating margins by 3.0%. Otherwise, the change in operating margin is primarily due to lower fuel, disposal, transportation, and selling, general and administrative expenses. The increase in operating margin was partially offset by increased amortization costs resulting from assets acquired from Allied, higher risk insurance expense and facilities expense.

▪	Southern Region. Revenue benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and transfer station lines of business. We also experienced declines in fuel surcharges and commodity pricing.

For the six months ended June 30, 2009, we realized net gains from the disposition of assets of $38.9 million which increased operating margin by 3.7%. Otherwise the change in operating margin is primarily due to lower labor, fuel, disposal and transportation costs, partially offset by increased amortization costs resulting from assets acquired from Allied and higher landfill operating and facilities expense.

▪	Western Region. Revenue benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial, transfer station and landfill lines of business as well as declines in fuel surcharges and commodity pricing.

For the six months ended June 30, 2008, we incurred a $34.0 million charge for environmental conditions at the Sunrise Landfill in Nevada which reduced operating margin for the comparable period in 2008 by 8.2%. For the six months ended June 30, 2009, we realized gains from the disposition of assets of $88.0 million which increased operating margin by 8.1%. Otherwise, margins were fairly flat for the year-over-year period. Margins were favorably impacted by lower labor, fuel, disposal, transportation and selling, general and administrative expenses, offset by increased amortization costs resulting from assets acquired from Allied and facilities expense.

▪	Corporate Entities. The increase in net revenue for the Corporate Entities relates to Allied’s national accounts program. The increase in depreciation, amortization, depletion and accretion expense, and the increase in the operating loss at the Corporate Entities is attributable to the acquisition of Allied. For the six months ended June 30, 2009, we incurred $7.7 million of transaction related expenses from the disposition of assets.
Consolidated Results of Operations
Our net income attributable to Republic Services, Inc. was $225.9 million and $338.9 million, or $.59 and $.89 per diluted share, for the three and the six months ended June 30, 2009, as compared to $40.7 million and $116.8 million, or $.22 and $.63 per diluted share, for the three and six months ended June 30, 2008.
During the three and six months ended June 30, 2009 and 2008, we recorded a number of gains, charges and other expenses that impacted our pre-tax income, net income and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
			Diluted			Diluted
	Pre-tax	Net	Earnings	Pre-tax	Net	Earnings
	Income	Income	per Share	Income	Income	per Share

As reported	$372.0	$225.9	$.59	$67.7	$40.7	$.22
Gain on disposition of assets	(150.1)	(92.8)	(.24)	—	—	—
Restructuring charges	12.3	7.6	.02	—	—	—
Costs to achieve synergies	10.1	6.2	.02	—	—	—
Remediation charges	—	—	—	69.0	43.8	.24

Adjusted	$244.3	$146.9	$.39	$136.7	$84.5	$.46

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
			Diluted			Diluted
	Pre-tax	Net	Earnings	Pre-tax	Net	Earnings
	Income	Income	per Share	Income	Income	per Share

As reported	$572.4	$338.9	$.89	$191.5	$116.8	$.63
Gain on disposition of assets	(145.2)	(90.1)	(.24)	—	—	—
Restructuring charges	43.6	26.6	.07	—	—	—
Costs to achieve synergies	22.9	14.0	.04	—	—	—
Remediation charges	—	—	—	69.0	43.8	.24

Adjusted	$493.7	$289.4	$.76	$260.5	$160.6	$.87

We believe that the presentation of adjusted pre-tax income, adjusted net income and adjusted diluted earnings per share, which excludes the gain on disposition of assets, restructuring charges, costs to achieve synergies and remediation charges, which are not measures determined in accordance with GAAP, provide an understanding of operational activities before the financial impact of certain non-operational items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Our income before income taxes for the three months ended June 30, 2009 includes $150.1 million ($.24 per diluted share) of net gain from the disposition of assets related to our merger with Allied, $12.3 million ($.02 per diluted share) of restructuring charges due to the merger and $10.1 million ($.02 per diluted share) of incremental costs to achieve projected synergies. Our income before income taxes for the six months ended June 30, 2009, includes $145.2 million ($.24 per diluted share) of net gain from the disposition of assets related to our merger with Allied, $43.6 million ($.07 per diluted share) of restructuring charges due to the merger and $22.9 million ($.04 per diluted share) of incremental costs to achieve projected synergies.
During the three and six months ended June 30, 2008, our income before income taxes includes a $34.0 million charge ($.12 per diluted share) related to environmental conditions at our Countywide Recycling and Disposal Facility in Ohio, as well as a $35.0 million charge ($.12 per diluted share) related to estimated costs to comply with a consent decree and settlement agreement at the Sunrise Landfill in Nevada.

These gains and charges affected our Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Expenses:
Cost of operations	$—	$(66.1)	$—	$(66.1)
Selling, general and administrative	(10.1)	(1.9)	(22.9)	(1.9)
Gain on disposition of assets, net	150.1	—	145.2	—
Restructuring charges	(12.3)	—	(43.6)	—

	127.7	(68.0)	78.7	(68.0)
Other income (expense), net	—	(1.0)	—	(1.0)

	$127.7	$(69.0)	$78.7	$(69.0)

The following table summarizes our costs and expenses for the three and six months ended June 30, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Revenue	$2,066.1	100.0%	$827.5	100.0%	$4,126.6	100.0%	$1,606.7	100.0%
Cost of operations	1,226.9	59.4	577.5	69.8	2,435.6	59.0	1,054.0	65.6
Depreciation, amortization and depletion of property and equipment	201.1	9.7	74.7	9.0	405.5	9.8	146.4	9.1
Amortization of other intangible assets	17.5	.9	1.5	.2	35.0	.8	3.2	.2
Accretion	21.9	1.1	4.5	.5	45.2	1.1	8.9	.5
Selling, general and administrative	215.8	10.4	83.7	10.1	433.3	10.5	166.4	10.4
Gain on disposition of assets, net	(150.1)	(7.3)	—	—	(145.2)	(3.5)	—	—
Restructuring charges	12.3	.6	—	—	43.6	1.1	—	—

Operating income	$520.7	25.2%	$85.6	10.4%	$873.6	21.2%	$227.8	14.2%

Revenue. Revenue was $2,066.1 million and $4,126.6 million for the three and six months ended June 30, 2009 versus $827.5 million and $1,606.7 million for the comparable 2008 periods, an increase of 149.7% and 156.8% respectively. The increase in revenue is due to our acquisition of Allied in December 2008.
The following table summarizes our revenue for the three and six months ended June 30, 2009 and 2008 assuming the merger with Allied occurred on January 1, 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Republic Services, Inc.	$2,066.1	$827.5	$4,126.6	$1,606.7
Allied Waste Industries, Inc.	—	1,582.3	—	3,066.5

	2,066.1	2,409.8	4,126.6	4,673.2

Less: Divestitures	(5.7)	(47.0)	(5.9)	(47.7)
Less: Intercompany revenue	—	(6.9)	—	(14.9)

Adjusted revenue	$2,060.4	$2,355.9	$4,120.7	$4,610.6

Revenue associated with divested assets is removed in the period in which the assets were sold and the comparable period in the prior year. Adjusted revenue is used to calculate internal growth for the three and six months ended June 30, 2009. Intercompany revenue relates to prior year transactions between Republic and Allied that would have been eliminated if the companies had merged on January 1, 2008.
The following table reflects our core revenue changes for the three and six months ended June 30, 2009 and 2008. For comparative purposes, we have presented the components of our revenue changes for the three and six months ended June 30, 2008 assuming the merger with Allied occurred on January 1, 2008. Our presentation also eliminates revenue associated with divested assets in the period the assets were sold and the comparable period in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Core price	3.4%	4.5%	3.4%	4.4%
Fuel surcharges	(3.1)	1.9	(2.2)	1.5
Recycling commodities	(2.5)	.6	(2.7)	.7

Total price	(2.2)	7.0	(1.5)	6.6

Core volume	(10.3)	(3.1)	(9.1)	(2.8)

Total internal growth	(12.5)%	3.9%	(10.6)%	3.8%

(1)	Certain prior year amounts have been reclassified to conform to the current year’s presentation.
During the three and six months ended June 30, 2009, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2009. During the three and six months ended June 30, 2009, we experienced negative core volume growth in all lines of our business primarily due to the challenging economic environment. We expect to continue to experience lower volumes until economic conditions improve.
We believe that the preceding presentation of revenue and changes in revenue provides useful information to investors because it allows investors to understand increases or decreases in our revenue that are driven by changes in the operations of the predecessor Republic or Allied, and not merely by the addition of Allied’s revenues for periods after the merger. This information has been prepared for illustrative purposes and is not intended to be indicative of the revenue that would have been realized had the acquisition been consummated at the beginning of the periods presented or the future results of the combined operations.
Cost of Operations. Cost of operations were $1,226.9 million and $2,435.6 million for the three and six months ended June 30, 2009 versus $577.5 million and $1,054.0 million for the comparable 2008 periods. Cost of operations as a percentage of revenue was 59.4% and 59.0% for the three and six months ended June 30, 2009, versus 69.8% and 65.6% for the comparable 2008 periods. The increase in cost of operations in aggregate dollars for the three and six months ended June 30, 2009 versus the comparable 2008 period is a result of our acquisition of Allied in December 2008.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Labor and related benefits	$392.6	19.0%	$154.4	18.6%	$791.8	19.2%	$306.1	19.1%
Transfer and disposal costs	181.7	8.8	81.3	9.8	339.9	8.2	157.0	9.8
Maintenance and repairs	163.6	7.9	60.3	7.3	331.4	8.0	117.9	7.3
Transportation and subcontract costs	131.3	6.4	57.8	7.0	259.8	6.3	105.9	6.6
Fuel	84.2	4.1	64.2	7.8	161.1	3.9	115.6	7.2
Franchise fees and taxes	101.8	4.9	29.2	3.5	200.8	4.9	55.3	3.4
Landfill operating costs	32.8	1.6	71.7	8.7	63.8	1.5	78.4	4.9
Risk management	50.8	2.5	23.1	2.8	109.7	2.7	48.1	3.0
Cost of goods sold	14.6	.7	14.5	1.8	25.5	.6	27.1	1.7
Other	73.5	3.5	21.0	2.5	151.8	3.7	42.6	2.6

Total cost of operations	$1,226.9	59.4%	$577.5	69.8%	$2,435.6	59.0%	$1,054.0	65.6%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
Cost of operations for the three and six months ended June 30, 2008 includes a $32.1 million charge related to environmental conditions at our Countywide Recycling and Disposal Facility in Ohio, as well as a $34.0 million charge related to estimated costs to comply with a consent decree and settlement agreement at the Sunrise Landfill in Nevada. These charges increased our 2008 cost of operations as a percentage of revenue by 8.0% and 4.1% for the three and six months ended. The decline in cost of operations as a percentage of revenue is primarily due to lower fuel, disposal, transportation and risk management cost. In addition, cost of operations was also favorably impacted by increased internalization of our waste streams into landfill sites either owned or operated by us.
Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $201.1 million and $405.5 million, for the three and six months ended June 30, 2009, versus $74.7 million and $146.4 million, for the comparable 2008 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.7% and 9.8% for the three and six months ended June 30, 2009, versus 9.0% and 9.1% for the comparable 2008 periods. The increase in depletion, amortization and depletion expenses in aggregate dollars and as a percentage of revenue is primarily due to increases in depreciation and depletion expense associated with equipment and landfills acquired from Allied.
Amortization of Other Intangible Assets. Expenses for amortization of intangible and other assets were $17.5 million and $35.0 million for the three and six months ended June 30, 2009, versus $1.5 million and $3.2 million, for the comparable 2008 periods. Amortization of other intangible assets as a percentage of revenue was .9% and .8% for the three and six months ended June 30, 2009 respectively, versus .2% for the comparable 2008 periods. The increase in amortization expense in aggregate dollars and as a percentage of revenue is the result of amortizing the other intangible assets we recorded in the purchase price allocation associated with the acquisition of Allied. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and to a lesser extent non-compete agreements.
Accretion Expense. Accretion expense was $21.9 million and $45.2 million for the three and six months ended June 30, 2009, versus $4.5 million and $8.9 million for the comparable 2008 periods. Accretion expense as a percentage of revenue was 1.1% for the three and six months ended June 30, 2009, versus .5% for the comparable 2008 periods. The increase in accretion expense in aggregate dollars and as a percentage of revenue is primarily due to an increase in asset retirement obligations associated with our acquisition of Allied. The asset retirement obligations acquired from Allied were recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have historically used to record such obligations. Our accretion expense in 2009 will reflect the increase in asset retirement obligations recorded in the acquisition of Allied and the impact of using a higher overall average discount rate for recording these liabilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $215.8 million and $433.3 million for the three and six months ended June 30, 2009 versus $83.7 million and $166.4 million for the comparable 2008 periods. Selling, general and administrative expense as a percentage of revenue was 10.4% and 10.5% for the three and six months ended June 30, 2009, versus 10.1% and 10.4% for the comparable 2008 periods.
Selling, general and administrative expenses includes salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. It also includes provisions for estimated uncollectible accounts receivable and other expenses such as rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.
The following tables provide the components of our selling, general and administrative costs for the three and six months ended June 30, 2009 and 2008 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Salaries	$136.0	6.5%	$50.5	6.1%	$269.3	6.5%	$104.9	6.6%
Provision for doubtful accounts	3.6	.2	2.1	.2	9.4	.2	3.2	.2
Costs to achieve synergies	10.1	.5	—	—	22.9	.6	—	—
Other	66.1	3.2	31.1	3.8	131.7	3.2	58.3	3.6

Total Selling, General and Administrative Expenses	$215.8	10.4%	$83.7	10.1%	$433.3	10.5%	$166.4	10.4%

The changes in selling, general and administrative expenses as a percentage of revenue for the three and six months ended June 30, 2009, versus the comparable 2008 periods are primarily due to lower equity-based and long-term incentive compensation offset by costs to achieve synergies. Costs to achieve synergies include wages and related benefits for transitional employees from the notification date of their termination through the last day of employment and a synergy related bonus of approximately $18.0 million for the six months ended June 30, 2009. We expect to incur a similar amount of expense until the bonus is fully accrued in December 2010.
Gain on Disposition of Assets, Net. During the three and six months ended June 30, 2009, we recorded gains on disposition of assets, net of costs to sell of $150.1 and $145.2 million, respectively, related to our mandatory disposition of assets as required by DOJ.
Restructuring Charges. As previously discussed, during the three and six months ended June 30, 2009, we incurred $12.3 million and $43.6 million of restructuring and integration charges related to our integration of Allied of which, $26.4 million consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our “Corporate” segment. We expect the majority of these payments will be during the remainder of 2009.
By the end of 2009, we anticipate realizing $125 million of annual run rate synergies as a result of the merger of Republic Services and Allied. Our previous guidance for 2009 annual run rate synergies was $100 million. We expect to achieve $165 million to $175 million of annual run rate synergies by the end of 2010.
Operating Income. Operating income was $520.7 million and $873.6 million for the three and six months ended June 30, 2009, versus $85.6 million and $227.8 million for the comparable 2008 periods. Operating income as a percentage of revenue was 25.2% and 21.2% for the three and six months ended June 30, 2009, versus 10.4% and 14.2% for the comparable 2008 periods. The increase in operating income as a percentage of revenue for the 2009 period is primarily due to the net gains on disposition of assets recorded during the three and six months ended June 30, 2009 and the charges recorded during the three and six months ended June 30, 2008 related to the Sunrise and Countywide landfills.
Interest Expense. Interest expense was $150.5 million and $304.1 million for the three and six months ended June 30, 2009, versus $21.1 million and $42.5 million for the comparable 2008 periods. The increase in interest expense during the three and six months ended June 30, 2009 versus the comparable 2008 periods is primarily due to the additional debt we assumed as a result of the acquisition of Allied. In addition, interest expense for the three and six months ended June 30, 2009 includes $35.5 million and $73.9 million of accretion expense, respectively, of which $24.9 million and $50.6 million is non-cash interest expense on debt primarily related to amortizing the discount to fair value recorded for the debt we acquired from Allied. This accretion expense for the three and six months ended June 30, 2009 also includes $10.6 million and $23.3 million of accretion expense associated with discounts recorded on the environmental and self-insurance reserves we acquired from Allied.
Income Taxes. Our provision for income taxes was $145.8 million and $232.9 million for the three and six months ended June 30, 2009, versus $27.0 million and $74.7 million for the comparable 2008 periods. For the three and six months ended June 30, 2009, our effective tax rate was favorably impacted by the reversal of reserves for uncertain tax positions. We expect our effective tax rate for the remainder of 2009 to be approximately 43.5%.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the six months ended June 30, 2009:

	Balance		Landfills	Permits		Changes	Balance
	as of	New	Acquired,	Granted,		in	as of
	December 31,	Expansions	Net of	Net of	Airspace	Engineering	June 30,
	2008	Undertaken	Divestitures	Closures	Consumed	Estimates(1)	2009
Permitted airspace:
Cubic yards (in millions)	4,559.6	201.0	(162.6)	(.2)	(47.7)	.7	4,550.8
Number of sites	213		(8)	(2)			203

Probable expansion airspace:
Cubic yards (in millions)	386.2	(89.5)	(61.6)	—	—	(.6)	234.5

Number of sites	23	(6)	(1)	—			16

Total available airspace:

Cubic yards (in millions)	4,945.8	111.5	(224.2)	(.2)	(47.7)	.1	4,785.3

Number of sites	213		(8)	(.2)			203

(1)	Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
During 2009, total available airspace decreased by a net 160.5 million cubic yards primarily due to divestitures and airspace consumed partially offset by new expansions.
As of June 30, 2009, we owned or operated 203 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2009, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus .2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria.
As of June 30, 2009, 16 of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 16 landfills have an estimated remaining average site life of 28 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 45 years. Probable expansion airspace represents 5% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2009, accrued final capping, closure and post-closure costs were $1.1 billion, of which $99.8 million is current and $973.5 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Remediation and Other Charges for Landfill Matters
In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA. The remediation liability remaining for Countywide recorded as of June 30, 2009 is $83.0 million, of which approximately $17.0 million is expected to be paid out during the remainder of 2009.
On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability remaining for Sunrise recorded as of June 30, 2009 is $37.8 million, of which approximately $2.2 million is expected to be paid out during the remainder of 2009.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2009 (in millions):

				Non-Cash			Adjustments
	Balance			Additions		Transfers	to	Balance
	as of		Acquisitions,	for Asset		and	Assets	as of
	December	Capital	Net of	Retirement		Other	Held for	June 30,
	31, 2008	Additions	Divestitures	Obligations	Depletion	Adjustments	Sale	2009
Non-depletable landfill land	$169.3	$.6	$(7.9)	$—	$—	$—	$(4.9)	$157.1
Landfill development costs	4,126.3	—	—	17.0	—	8.6	(5.6)	4,146.3
Construction-in-progress — landfill	76.2	102.6	—	—	—	(9.4)	.7	170.1
Accumulated depletion and amortization	(1,004.2)	—	—	—	(145.3)	.6	4.4	(1,144.5)

Net investment in landfill land and development costs	$3,367.6	$103.2	$(7.9)	$17.0	$(145.3)	$(.2)	$(5.4)	$3,329.0

The following table reflects our future expected investment in our landfills as of June 30, 2009 (in millions):

	Balance
	as of	Expected	Total
	June 30,	Future	Expected
	2009	Investment	Investment
Non-depletable landfill land	$157.1	$—	$157.1
Landfill development costs	4,146.3	5,828.5	9,974.8
Construction-in-progress — landfill	170.1	—	170.1
Accumulated depletion and amortization	(1,144.5)	—	(1,144.5)

Net investment in landfill land and development costs	$3,329.0	$5,828.5	$9,157.5

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the six months ended June 30, 2009 and 2008:

	Six Months Ending June 30,
	2009	2008
Number of landfills owned or operated	203	58

Net investment, excluding non-depletable land (in millions)	$3,171.9	$834.6
Total estimated available disposal capacity (in millions of cubic yards)	4,785.3	1,704.3

Net investment per cubic yard	$.66	$.49

Landfill depletion and amortization expense (in millions)	$145.3	$50.1
Accretion expense (in millions)	45.2	8.9

	190.5	59.0
Airspace consumed (in millions of cubic yards)	47.7	18.5

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.99	$3.19

The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed is due to our acquisition of Allied, as the fair value of the landfills acquired were in excess of their historical cost.
During the six months ended June 30, 2009 and 2008, our weighted average compaction rate was approximately 1,650 and 1,600 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of the settlement and decomposition of waste.
As of June 30, 2009, we expect to spend an estimated additional $5.8 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.0 billion, or $1.88 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2009 (in millions):

	Allowance
	for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash asset additions	—	17.1	—	—
Increase due to acquisition	—	5.4	.9	—
SFAS 143 Adjustments	—	(.1)	—	—
Accretion expense	—	45.2	10.0	7.7
Other additions charged to expense	9.4	—	—	242.3
Other adjustments	—	1.2	—	—
Adjustments to assets held for sale	.1	(2.9)	—	—
Payments or usage	(19.0)	(33.2)	(26.8)	(231.2)

Balance, June 30, 2009	56.2	1,073.3	374.0	426.9
Less: Current portion	(56.2)	(99.8)	(65.4)	(125.1)

Long-term portion	$—	$973.5	$308.6	$301.8

As of June 30, 2009, accounts receivable were $913.5 million, net of allowance for doubtful accounts of $56.2 million, resulting in days sales outstanding of 40, or 25 days net of deferred revenue. In addition, at June 30, 2009, our accounts receivable in excess of 90 days old totaled $57.9 million, or 6.0% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2009 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance				Additions	Transfers	Adjustments	Balance
	as of			Acquisitions,	for Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Other	Held for	June 30,
	2008	Additions	Retirements	Divestitures	Obligations	Adjustments	Sale	2009
Other land	$464.4	$.2	$(1.5)	$(23.1)	$—	$2.8	$(3.6)	$439.2
Non-depletable landfill land	169.3	.6	—	(7.9)	—	—	(4.9)	157.1
Landfill development costs	4,126.3	.1	—	—	17.0	8.4	(5.5)	4,146.3
Vehicles and equipment	3,432.3	203.2	(30.4)	3.5	—	2.9	(18.3)	3,593.2
Buildings and Improvements	706.0	.8	(8.4)	.5	—	14.8	3.9	717.6
Construction-in-progress — landfill	76.2	102.6	—	—	—	(9.4)	.7	170.1
Construction-in-progress — other	26.3	13.4	—	—	—	(20.1)	.1	19.7

Total	$9,000.8	$320.9	$(40.3)	$(27.0)	$17.0	$(.6)	$(27.6)	$9,243.2

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions				Adjustments	Balance
	as of	Charged		Acquisitions,		to Assets	as of
	December 31,	to		Net of	SFAS 143	Held for	June 30,
	2008	Expense	Retirements	Divestitures	Adjustments	Sale	2009
Landfill development costs	$(1,004.2)	$(144.7)	$—	$—	$—	$4.4	$(1,144.5)
Vehicle and equipment	(1,147.3)	(243.8)	24.5	(2.3)	—	7.9	(1,361.0)
Buildings and improvements	(111.1)	(17.0)	—	—	—	3.3	(124.8)

Total	$(2,262.6)	$(405.5)	$24.5	$(2.3)	$—	$15.6	$(2,630.3)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2009 and 2008 are discussed below.
Cash Flows from Operating Activities. Cash provided by operating activities was $680.7 million and $311.5 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by operating activities is primarily due to our acquisition of Allied and the expansion of our business, partially offset by the timing of payments for accounts payable. Our changes in working capital were $(115.7) million and $9.2 million for the six months ended June 30, 2009 and 2008, respectively. The increase in use of cash is primarily due to cash payments for taxes which were deferred from the prior fourth quarter, the timing of payments for accounts payable, restructuring charges and costs to achieve synergies.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.

Cash Flows Provided By (Used In) Investing Activities. Cash provided by (used in) investing activities was $108.4 million and $(187.3) million for the six months ended June 30, 2009 and 2008, respectively, and consists primarily of cash proceeds from divestitures, net of cash divested in 2009, partially offset by cash used for capital expenditures in 2009 and 2008, cash used in acquisitions in 2008 and changes in restricted cash and marketable securities. Cash paid for capital expenditures was $355.1 million and $165.4 million for the six months endied June 30, 2009 and 2008, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facilities, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used In Financing Activities. Cash used in financing activities for the six months ended June 30, 2009 and 2008 was $790.2 million and $132.9 million, respectively, and consists primarily of proceeds from and payments on notes payable and long-term debt, purchases of common stock for treasury during 2008, payments of cash dividends and proceeds from stock option exercises. During the six months ended June 30, 2009, we made net payments on our debt of $654.0 million. During the six months ended June 30, 2008, we had net borrowings on our debt of $50.5 million. Purchases of common stock for treasury were $.5 million and $138.4 million during the six months ended June 30, 2009 and 2008, respectively. Dividends paid were $144.0 million and $62.7 million during the six months ended June 30, 2009 and 2008, respectively.
From 2000 through 2009, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of June 30, 2009, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011.
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
Financial Condition
At June 30, 2009, we had $67.6 million of cash and cash equivalents. We also had $259.3 million of restricted cash deposits and restricted marketable securities, including $117.8 million of restricted cash held for capital expenditures under certain debt facilities.
In conjunction with the merger with Allied, we entered into an additional $1.75 billion revolving credit facility with a group of banks in September 2008. Borrowings or availability under the new credit facility are being used for working capital, capital expenditures, letters of credit and other general corporate purposes. We also amended our existing $1.0 billion credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion credit facility. We did not change the maturity date of the $1.0 billion credit facility.
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. As of June 30, 2009, the interest rate for our borrowings under our Credit Facilities was 1.98%. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. At June 30, 2009, we had $388.0 million of Eurodollar or Base Rate borrowings and $1,631.8 million of letters of credit utilizing availability under the Credit Facilities, leaving $730.1 million of availability under the Credit Facilities. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with the covenants to the Credit Facilities. Proceeds from borrowings under the Credit Facilities can be used for working capital, capital expenditures and other general corporate purposes. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants.
The agreements governing our Credit Facilities require us to maintain certain financial covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At June 30, 2009, our EBITDA to interest ratio was 3.80 compared to the 3.00 minimum required by the covenants. In addition, at June 30, 2009, our total debt to EBITDA ratio was 2.88 compared to the 4.00 maximum allowed by the covenants. Therefore, we were in compliance with the covenants of the Credit Facility agreements. EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In May 1999, we sold $375.0 million of unsecured notes in the public market. The outstanding balance of $99.3 million on these notes was repaid during the six months ended June 30, 2009. In March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due 2009 for new notes due 2035. The new notes bear interest at 6.086%. We paid a premium of $27.6 million related to the exchange. This premium is being amortized over the life of the new notes using the effective yield method.

In August 2001, we sold $450.0 million of unsecured notes in the public market. The notes bear interest at 6.75% and mature in 2011. Interest on these notes is payable semi-annually in February and August. The notes were offered at a discount of $2.6 million.
As part of our acquisition of Allied in December 2008, we acquired Allied’s then outstanding senior notes totaling $4.25 billion, with interest rates ranging from 5.75% to 7.875% and maturity dates ranging from 2010 to 2017, $99.5 million and $360.0 million of Allied’s debentures with interest rates of 9.25% and 7.40% and maturity dates of 2021 and 2035, respectively, and $230.0 million of Allied’s 4.25% convertible debentures due 2034. This debt was recorded at fair value in purchase accounting for the acquisition of Allied and will be accreted to face value through interest expense until maturity.
We also acquired $400.0 million of receivables secured loans, which bear interest at a market based interest rate plus a margin as defined in the agreement. As of June 30, 2009, receivables secured loans totaled $300.0 million. We renewed the accounts receivable securitization program in May 2009 and reduced the borrowing capacity from $400.0 million to $300.0 million. We intend to renew the liquidity facility no later than May 28, 2010. If we are unable to renew this facility at favorable terms, in the future we will refinance any then outstanding amounts with our existing credit facilities.
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
At June 30, 2009, we had $1,142.8 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from .30% to 8.25% at June 30, 2009 and have maturities ranging from 2010 to 2037. As of June 30, 2009, we had $117.8 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
We intend to use excess cash on hand, cash from operating activities and proceeds from the asset divestitures to repay debt, which may include purchases of our outstanding bonds in the open market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We may also from time to time, refinance our existing debt through the issuance of new debt as market conditions appear favorable to us. Despite the current economic conditions, we believe that we will be able to raise additional debt or equity financing, if necessary, to refinance our existing debt as it comes due.
Credit Ratings
We have received investment grade credit ratings. As of June 30, 2009, our senior debt was rated BBB, Baa3, and BBB - by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases that are not classified as debt. We do not guarantee any third-party debt.
Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our unaudited consolidated statements of cash flows. Our free cash flow for the three and six months ended June 30, 2009 and 2008 is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash provided by operating activities	$168.3	$163.5	$680.7	$311.5
Purchases of property and equipment	(161.7)	(83.8)	(355.1)	(165.4)
Proceeds from sales of property and equipment	11.8	2.3	16.7	3.3

Free cash flow	$18.4	$82.0	$342.3	$149.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Purchases of property and equipment presented in the unaudited consolidated statements of cash flows	$161.7	$83.8	$355.1	$165.4
Adjustment for property and equipment received during the prior period but paid for in the following period, net	10.8	5.9	(34.2)	(27.9)

Property and equipment received during the current period	$172.5	$89.7	$320.9	$137.5

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger, our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:

▪	our ability to successfully integrate Allied’s and Republic’s operations and to achieve synergies or create long-term value for stockholders as expected, including the possibility that we will experience significant and unexpected transaction- and integration-related costs or that the timing of and proceeds received from the mandatory divestiture of certain assets may result in additional expenditures of money and resources or reduce the benefits of the merger;

▪	the impact on us of our substantial post-merger indebtedness, including our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements and that any downgrade in our bond ratings could adversely impact us;

▪	general economic and market conditions including, but not limited to, the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control and our exposure to credit and counterparty risk;

▪	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post- closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates, and economic and inflationary trends, turn out to be correct or appropriate;

▪	competition and demand for services in the solid waste industry;

▪	the fact that price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume;

▪	our ability to manage growth and execute our acquisition growth strategy;

▪	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

▪	our dependence on key personnel;

▪	our dependence on large, long-term collection, transfer and disposal contracts;

▪	our dependence on acquisitions for growth;

▪	risks associated with undisclosed liabilities of acquired businesses;

▪	risks associated with pending and any future legal proceedings, including our matters currently pending with the DOJ and IRS;

▪	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

▪	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

▪	any litigation, audits or investigations brought by or before any governmental body;

▪	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

▪	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste- to-energy facilities;

▪	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

▪	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

▪	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
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
Recycling Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the six months ended June 30, 2009 and 2008 were approximately $73.6 million and $66.3 million, respectively.
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
At June 30, 2009, we had $1.4 billion of floating rate debt and $.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 6, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.

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
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below or in Note 7, Income Taxes, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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

Republic-Ohio received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems. Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA.
We had learned that the Commissioner of the Stark County Health Department (Commission) recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. We had also learned that the Commissioner intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health is pending in the Stark County Court of Common Pleas. We and the Board of Health have been participating in discussions regarding facility licensing that have resulted in an agreement whereby Republic-Ohio will secure its operating license and pay $10.3 million to resolve the issues at Countywide. The specific terms of the agreement are being finalized. Despite the settlement, Countywide’s 2009 operating license has been challenged by Tuscarawas County.
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
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. The relief requested on behalf of each plaintiff is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We intend to vigorously defend against the plaintiffs’ allegations. We cannot at this time predict the ultimate outcome of this matter or the reasonably possible loss, if any.
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
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgment interest could accrue through the middle of 2010 for a total of $5.4 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal, and the appeal is now fully briefed. It is reasonably possible that a final, non-appealable judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
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
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq, and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statues as well to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all applicable statutes and eliminated all common law public nuisances. We also agreed to a remedy that is estimated to cost $154,625, comprised of approximately $93,000 in six quarterly payments and a supplemental environmental project estimated to cost approximately $61,000. We have commenced the payments and the project is underway.
Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. We are currently producing documents in response to the 2008 subpoena. On January 21, 2009, the DOJ sent a letter to us stating that it believed, based on its initial investigation, that certain unnamed employees at the Landfill had violated the RCRA and that we were liable for these criminal violations under the theory of respondeat superior. The DOJ has stated that it has not made a decision whether to seek to prosecute the Company. If convicted, pursuant to applicable law, we could be subject to a wide range of criminal or civil penalties. Criminal penalties are limited to the greater of a maximum of $50,000 for each day of violation, a calculation of twice the gross pecuniary gain from the offense or a maximum of $500,000. We could also be subject to civil penalties of $32,500 per day per violation. We are engaged in on-going discussions with the DOJ and are in the process of providing additional support to the DOJ for our position that we should not be held criminally liable for the acts of our employees at the Carter Valley Landfill.

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
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties complaint purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We intend to vigorously defend the claims in both lawsuits
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints. The agencies proposed separate penalties of $658,000 (PADEP) and $370,330 (ACHD) for a combined penalty of $1,028,330. We are engaged in on-going discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.
Colorado Landfills Matter
The Colorado Department of Public Health and Environment (CDPHE) submitted to the Company a proposed combined Compliance Order on Consent (Proposed Consent Order) in June 2009 in connection with notices of violation it had previously issued to Tower Road Landfill, Foothills Landfill, and Denver Regional North Landfill, located in Commerce City, Golden, and Denver, Colorado, respectively. The Proposed Consent Order includes the CDPHE’s allegations that the facilities were in violation of certain provisions of the Clean Air Act and the landfills’ operating permits. While the Proposed Consent Order as proposed by the CDPHE includes a total penalty of $186,550, we are actively participating in settlement discussions with CDPHE regarding the terms of any final Consent Order, including the amount of any penalty included therein.
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

On October 29, 2008, the defendants entered into a memorandum of understanding with plaintiffs regarding the settlement of the Delaware and Florida actions. As part of this memorandum of understanding, we agreed to make certain additional disclosures to our stockholders and such disclosures were made by us in our Current Report on Form 8-K filed with the SEC on October 30, 2008. As of January 16, 2009, following completion of certain confirmatory discovery by counsel to plaintiffs, the parties executed a stipulation of settlement. The stipulation of settlement received court approval at a fairness hearing on May 19, 2009. The stipulation of settlement resolved all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, our rejections of the unsolicited Waste proposals, and any disclosures made in connection therewith. The time for appeal of the settlement has now expired with no party filing a notice of appeal. After the fairness hearing in May we paid an amount for plaintiffs’ attorney’s fees in accordance with the stipulation of settlement.
On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.
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
Risk Management Companies
Prior to Allied’s acquisition of BFI in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
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
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $451 million related to federal taxes, state taxes and interest, and, approximately $168 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $394 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through June 30, 2009 of approximately $54 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at June 30, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.
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

ITEM 1A. RISK FACTORS.
There were no material changes during the six months ended June 30, 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2009:

				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet Be
	(a) Total Number of	(b)	Purchased as Part of	Purchased Under the
	Shares (or Units)	Average Price Paid	Publicly Announced	Plans or Programs
	Purchased	per Share (or Unit)	Plans or Programs	(in millions)
April 2009	9,420	$22.44	9,420	$247.5
May 2009	—	—	—	247.5
June 2009	—	—	—	247.5

Total	9,420	$22.44	9,420	$247.5

The purchases reflected in the table above represent shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations. We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares. We suspended our share repurchase program during the second quarter of 2008, as a result of our planned merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 14, 2009 we held our annual stockholders meeting. The Holders of 339,775,980 shares of common stock were present in person or represented by proxy at the meeting. Results of votes with respect to proposals submitted at that meeting are as follows:
Our stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

	Votes Cast	Votes Cast
Director Nominee	For	Against

James E. O’Connor	295,111,511	44,664,470
John W. Croghan	296,857,972	42,918,009
James W. Crownover	319,796,185	19,979,795
William J. Flynn	316,139,906	23,636,075
David I. Foley	302,035,929	37,740,051
Nolan Lehmann	308,582,246	31,193,734
W. Lee Nutter	305,546,680	34,229,301
Ramon A. Rodriguez	294,735,347	45,040,633
Allan C. Sorensen	288,001,706	51,774,275
John M. Trani	319,409,124	20,366,857
Michael W. Wickham	294,139,845	45,636,136

Our stockholders also ratified our board’s appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the 2009 fiscal year:

Votes Cast	Votes Cast
For	Against	Abstentions
337,941,274	1,798,093	36,613
Our stockholders also approved Proposal #003 regarding our Executive Incentive Plan.

Votes Cast	Votes Cast
For	Against	Abstentions
301,376,772	19,779,232	581,316
Our stockholders also approved Proposal #004 regarding our 2009 Employee Stock Purchase Plan.

Votes Cast	Votes Cast
For	Against	Abstentions
317,896,317	3,352,779	488,224
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Republic Services, Inc. Executive Incentive Plan (incorporated by reference to the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2009, File No. 001-14267).
10.2	Republic Services, Inc. Synergy Incentive Plan (under Republic Services, Inc. Executive Incentive Plan) (incorporated by reference to the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2009, File No. 001-14267).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101**	The following materials from Republic Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance within Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.
	By:	/s/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2009	By:	/s/ CHARLES F. SERIANNI
Charles F. Serianni
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)