Form 10-Q
period 2009-09-30
REPUBLIC SERVICES, INC.
filed 2009-11-04
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
OR

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from       to
Commission File Number: 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	65-0716904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18500 NORTH ALLIED WAY	85054
PHOENIX, ARIZONA	(Zip code)
(Address of principal executive offices)
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer☐ Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     On October 29, 2009, the registrant had outstanding 380,144,098 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,916,355).

REPUBLIC SERVICES, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.3	$68.7
Accounts receivable, less allowance for doubtful accounts of $54.2 and $65.7 as of September 30, 2009 and December 31, 2008, respectively	928.2	945.5
Prepaid expenses and other current assets	189.3	174.7
Deferred tax assets	179.5	136.8

Total current assets	1,404.3	1,325.7
Restricted cash and marketable securities	254.9	281.9
Property and equipment, net	6,585.6	6,738.2
Goodwill, net	10,534.0	10,521.5
Other intangible assets, net	517.7	564.1
Other assets	233.6	490.0

Total assets	$19,530.1	$19,921.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458.8	$564.0
Notes payable and current maturities of long-term debt	242.5	504.0
Deferred revenue	332.7	359.9
Accrued landfill and environmental costs, current portion	188.4	233.4
Accrued interest	110.5	107.7
Other accrued liabilities	765.1	796.8

Total current liabilities	2,098.0	2,565.8
Long-term debt, net of current maturities	6,813.3	7,198.5
Accrued landfill and environmental costs, net of current portion	1,251.0	1,197.1
Deferred income taxes and other long-term liabilities	1,323.2	1,239.9
Self-insurance reserves, net of current portion	303.7	234.5
Other long-term liabilities	186.4	203.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50.0 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750.0 shares authorized; 394.6 and 393.4 issued, including shares held in treasury, as of September 30, 2009 and December 31, 2008, respectively	4.0	3.9
Additional paid-in capital	6,289.7	6,260.1
Retained earnings	1,720.1	1,477.2
Treasury stock, at cost (14.9 shares as of September 30, 2009 and December 31, 2008)	(457.2)	(456.7)
Accumulated other comprehensive loss, net of tax	(4.4)	(3.1)

Total Republic Services, Inc. stockholders’ equity	7,552.2	7,281.4
Noncontrolling interests	2.3	1.1

Total stockholders’ equity	7,554.5	7,282.5

Total liabilities and stockholders’ equity	$19,530.1	$19,921.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$2,073.5	$834.0	$6,200.1	$2,440.7
Expenses:
Cost of operations	1,207.5	499.5	3,643.1	1,553.5
Depreciation, amortization and depletion	218.3	77.3	658.7	226.9
Accretion	22.2	4.6	67.4	13.5
Selling, general and administrative	225.4	85.6	658.7	252.0
Loss (gain) on disposition of assets, net	0.9	—	(144.3)	—
Restructuring charges	12.3	—	55.9	—

Operating income	386.9	167.0	1,260.6	394.8
Interest expense	(144.8)	(22.6)	(448.8)	(65.1)
Loss on extinguishment of debt	(31.8)	—	(31.8)	—
Interest income	0.5	2.6	1.7	7.9
Other income (expense), net	1.3	(1.6)	2.8	(0.7)

Income before income taxes	212.1	145.4	784.5	336.9
Provision for income taxes	91.1	56.7	323.9	131.4

Net income	121.0	88.7	460.6	205.5
Less: net income attributable to noncontrolling interests	(0.5)	—	(1.2)	—

Net income attributable to Republic Services, Inc.	$120.5	$88.7	$459.4	$205.5

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.32	$0.49	$1.21	$1.13

Weighted average common shares outstanding	379.7	182.3	379.3	182.6

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.32	$0.48	$1.21	$1.11

Weighted average common and common equivalent shares outstanding	381.1	184.1	380.3	184.4

Cash dividends per common share	$0.19	$0.19	$0.57	$0.53

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders Equity
		Common				Accumulated
		Stock	Additional			Other
	Shares,	Par	Paid-In	Retained	Treasury	Comprehensive Loss,	Noncontrolling
	Net	Value	Capital	Earnings	Stock	Net of Tax	Interests	Total
Balance as of December 31, 2008	378.5	$3.9	$6,260.1	$1,477.2	$(456.7)	$(3.1)	$1.1	$7,282.5
Net income	—	—	—	459.4	—	—	1.2	460.6
Cash dividends declared	—	—	—	(216.3)	—	—	—	(216.3)
Issuances of common stock	1.2	0.1	17.8	—	—	—	—	17.9
Stock-based compensation	—	—	11.8	(0.2)	—	—	—	11.6
Purchases of common stock for treasury	—	—	—	—	(0.5)	—	—	(0.5)
Change in value of derivative instruments, net of tax	—	—	—	—	—	(1.3)	—	(1.3)

Balance as of September 30, 2009	379.7	$4.0	$6,289.7	$1,720.1	$(457.2)	$(4.4)	$2.3	$7,554.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Provided by Operating Activities:
Net income	$460.6	$205.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	389.9	145.7
Landfill depletion and amortization	216.3	76.5
Amortization of intangible and other assets	52.5	4.7
Accretion	67.4	13.5
Non-cash interest expense — debt	76.0	—
Non-cash interest expense — other	33.3	—
Restructuring and synergy related charges	33.2	—
Stock-based compensation	11.6	9.5
Deferred tax provision	5.6	24.1
Provision for doubtful accounts, net of adjustments	16.8	6.4
Excess income tax benefit from stock option exercises	(1.4)	1.8
Asset impairments	10.4	—
Loss on extinguishment of debt	31.8	—
Gain on disposition of assets, net	(156.2)	(1.1)
Other non-cash items	(0.1)	2.5
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	1.0	(33.9)
Prepaid expenses and other assets	2.6	(42.6)
Accounts payable and accrued liabilities	(94.8)	7.0
Restructuring and synergy related expenditures	(53.4)	—
Capping, closure and post-closure expenditures	(60.2)	(9.8)
Remediation expenditures	(42.6)	(29.1)
Other liabilities	12.1	93.5

Cash Provided by Operating Activities	1,012.4	474.2

Cash Used in Investing Activities:
Purchases of property and equipment	(542.5)	(264.1)
Proceeds from sales of property and equipment	22.8	5.8
Cash used in acquisitions, net of cash acquired	(0.1)	(13.4)
Cash proceeds from divestitures, net of cash divested	473.3	—
Change in restricted cash and marketable securities	27.1	(6.4)
Other	—	(0.2)

Cash Used in Investing Activities	(19.4)	(278.3)

Cash Used in Financing Activities:
Proceeds from notes payable and long-term debt	948.2	693.4
Proceeds from senior notes	645.4	—
Payments of notes payable and long-term debt	(2,323.7)	(663.2)
Premiums paid on extinguishment of debt	(18.0)	—
Fees paid to issue and retire senior notes and certain hedging relationships	(9.0)	—
Issuances of common stock	17.9	20.2
Excess income tax benefit from stock option exercises	1.4	3.9
Purchases of common stock for treasury	(0.5)	(138.4)
Cash dividends paid	(216.1)	(93.7)

Cash Used in Financing Activities	(954.4)	(177.8)

Increase in Cash and Cash Equivalents	38.6	18.1
Cash and Cash Equivalents at Beginning of Period	68.7	21.8

Cash and Cash Equivalents at End of Period	$107.3	$39.9

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
On December 5, 2008, we acquired 100% of the issued and outstanding shares of Allied Waste Industries, Inc. (Allied) in a stock for stock transaction. The accompanying financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position, results of operations or cash flows. In accordance with the purchase method of accounting, the purchase price paid has been allocated to assets and liabilities acquired based upon their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets acquired being recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the merger, and, until we have completed our valuation process, there may be adjustments to our estimates of fair values and the resulting preliminary purchase price allocation. See Note 2, Business Acquisitions and Divestiture of Assets, Assets Held for Sale and Restructuring Charges, for additional information.
The accompanying unaudited consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which we have determined that we are the primary beneficiary. Our investments in variable interest entities are not material to our consolidated financial statements. We account for investments in entities in which we do not have a controlling financial interest under either the equity method or the cost method of accounting, as appropriate.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
New Accounting Pronouncements
Convertible Debt Instruments
In May 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. The guidance requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. We adopted this guidance on January 1, 2009, and adoption did not have a material effect on our consolidated financial position or results of operations.
Business Combinations
In December 2007, the FASB issued new guidance for business combinations applicable to all transactions and other events in which one entity obtains control over one or more other businesses. Under this new guidance all transaction and restructuring charges are required to be recognized as expenses as incurred. The new guidance requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined as of the acquisition date. It also requires the acquirer to recognize assets acquired, liabilities assumed, consideration paid and any noncontrolling interests acquired at their acquisition-date fair values. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are also recorded in the income statement. The impact of the adoption of this new guidance on our consolidated financial statements is dependent on the nature and volume of future acquisitions, and, therefore, can not be determined at this time.
The new guidance is required to be applied prospectively, and, in general, will be effective for businesses we acquire on or after January 1, 2009. However, in the case of deferred tax asset valuation allowances and uncertain tax position liabilities, the guidance will apply to the accounting for all business acquisitions, whether the acquisition occurred before or after adoption.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB directed the FASB Staff to issue an amendment to the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under previously existing guidance. The amendment is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under GAAP. We adopted the amendment on January 1, 2009 and adoption of this amendment did not have a material effect on our consolidated financial position or results of operations.
Fair Value Measurements
In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new guidance was effective for us on January 1, 2008. However, in February 2008, the FASB issued an amendment to this new guidance which delayed the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted the guidance with respect to financial assets and liabilities beginning January 1, 2008 and with respect to our non-financial assets and liabilities effective January 1, 2009 pursuant to the requirements of the amendment. The impact of adopting this guidance and related amendment did not have a material effect on our consolidated financial position or results of operations.
Noncontrolling Interests
In December 2007, the FASB issued new guidance requiring noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interests sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Additionally, when control is obtained and a previous equity interest was held, a gain or loss will be recognized in earnings for the difference between the fair value of the previously held equity interest and its carrying value. Based on the new guidance, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
the parent interest’s equity. We adopted this new guidance on January 1, 2009, and the implementation did not have a material impact on our consolidated financial position or results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued new guidance which requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that they are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations or cash flows are required. This new guidance was effective for us beginning January 1, 2009. As this guidance relates specifically to disclosures, the adoption had no impact on our consolidated financial position or results of operations.
Determining Whether an Instrument is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock when evaluating the instrument as a derivative. An instrument that is both indexed to an entity’s own stock and classified in stockholder’s equity in the entity’s statement of financial position is not considered a derivative. This new guidance provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions. We adopted this new guidance on January 1, 2009 and the adoption did not have a material effect on our consolidated financial position or results of operations.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued new guidance that expanded the fair value disclosures required for all financial instruments to be included in interim financial statements. In addition, the new guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. This new guidance was effective for our quarter ended June 30, 2009. As this guidance relates specifically to disclosures, the adoption had no impact on our consolidated financial position or results of operations.
Subsequent Events
In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, this new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was effective for our quarter ended June 30, 2009. As this guidance relates specifically to disclosures, the adoption had no impact on our consolidated financial position or results of operations.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. We do not believe the impact of adopting this guidance will have a material effect on our consolidated financial position or results of operations.
Codification
In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and had no impact on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)
2. BUSINESS ACQUISITIONS AND DIVESTITURE OF ASSETS, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES
Allocation of Purchase Price for the Acquisition of Allied
On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $11.5 billion which includes approximately $5.4 billion of debt, at fair value. The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and subject to revision. Due to the volume and complexity of the information required to value these assets and liabilities, our valuation of certain significant balances, including landfill development costs, property and equipment, intangible assets, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance, is not completed. Our purchase price allocation includes values we finalized to date and estimates of the values not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Adjustments after the allocation period made to the valuation of assets and liabilities acquired, will be recorded in the consolidated statement of income in the period in which such adjustments become known. Of the approximate $9.1 billion of goodwill resulting from the transaction, we expect substantially all of it will be non-deductible for income tax purposes.
Our preliminary allocation of purchase price as of December 5, 2008 is as follows:

			Adjusted		Adjusted
	Allocation		Allocation		Allocation
	at		at		at
	December 5,		December		September
	2008	Adjustments	31, 2008	Adjustments	30, 2009

Current assets	$910.8	$(0.9)	$909.9	$(0.7)	$909.2
Landfill development costs	2,600.0	—	2,600.0	—	2,600.0
Other property and equipment	2,256.8	1.9	2,258.7	39.7	2,298.4
Goodwill	9,006.3	(0.8)	9,005.5	59.1	9,064.6
Other intangible assets	541.0	—	541.0	6.0	547.0
Other assets	226.6	(1.1)	225.5	(36.7)	188.8
Current liabilities	(1,336.3)	—	(1,336.3)	(36.0)	(1,372.3)
Capping, closure and post-closure liabilities	(813.1)	—	(813.1)	(4.2)	(817.3)
Environmental liabilities	(208.1)	—	(208.1)	(1.5)	(209.6)
Deferred income taxes and other long-term tax liabilities	(774.1)	0.9	(773.2)	(25.6)	(798.8)
Other long-term liabilities	(906.9)	—	(906.9)	0.6	(906.3)

Total purchase price	$11,503.0	$—	$11,503.0	$0.7	$11,503.7

The following table summarizes the components of other intangible assets acquired in the Allied acquisition as of September 30, 2009:

	Fair Value of
	Other
	Intangible	Useful Life
	Assets	(in years)

Customer relationships	$420.0	10
Franchise agreements	60.0	9
Other municipal agreements	30.0	3
Tradenames	30.0	5
Favorable lease agreements	6.0	23
Non-compete agreements	1.0	2

Total	$547.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2008 as if the Allied acquisition had occurred as of January 1, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(unaudited)	(unaudited)

Revenue	$2,440.2	$7,113.4
Net income	169.0	399.0
Basic earnings per share	0.45	1.05
Diluted earnings per share	0.44	1.05
The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets, accretion of discounts to fair value associated with debt, environmental, self-insurance and other liabilities, accretion of capping, closure and post-closure obligations and amortization of the related assets, and provision for income taxes. These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of 2008, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.
Assets Held For Sale
As a condition of the merger with Allied in December 2008, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As such, we classified these assets and liabilities as assets held for sale in our consolidated balance sheet at December 31, 2008. Certain of the legacy Republic assets classified as held for sale were adjusted to their estimated fair values less costs to sell and resulted in the recognition of an asset impairment loss of $1.8 million in our consolidated statements of income for the three months ended March 31, 2009. As of September 30, 2009 we are complete with our required divestitures.
In October 2009, we divested a hauling operation in Miami-Dade County, Florida. As such we classified the assets and liabilities related to the operation as assets held for sale in our consolidated balance sheet at September 30, 2009. We adjusted these assets to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $8.7 million in our consolidated statement of income for the three months ended September 30, 2009.
Assets held for sale and related liabilities are as follows:

	September 30,	December 31,
	2009	2008

Prepaid expenses and other current assets	$2.5	$17.5
Other assets	31.9	285.1

Total assets	$34.4	$302.6

Accrued liabilities	$1.7	$3.1
Other long-term liabilities	—	31.0

Total liabilities	$1.7	$34.1

During the three and nine months ended September 30, 2009, we recognized a net gain (loss) on disposition of assets of $(0.9) million and $144.3 million, respectively. Proceeds from the sales were primarily used to reduce amounts outstanding under our Credit Facilities.
Restructuring Charges
As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three and nine months ended September 30, 2009, we incurred $12.3 million and $55.9 million of restructuring and integration charges related to our integration of Allied of which, $33.2 million for the nine months ended September 30, 2009 consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all the charges are recorded in our

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
“Corporate” segment. We expect to be substantially complete with our plan by the fourth quarter of 2009. We expect to incur additional charges approximating $12.8 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2009 and 2010.
The following table reflects the activity during the nine months ended September 30, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at			Balance at
	December 31,	Additions /		September 30,
	2008	Adjustments	Payments	2009

Severance and other termination benefits	$12.5	$31.1	$(19.2)	$24.4
Relocation	17.9	2.1	(11.6)	8.4

Total	$30.4	$33.2	$(30.8)	$32.8

Accrued Liabilities Related to Allied
We include exit costs in the purchase price allocation of an acquired business if a plan to exit an activity of an acquired entity exists, as those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, and the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date. We recognize employee termination benefits as liabilities assumed as of the acquisition date when management approved and committed to the plan and termination arrangements were communicated to the employees.
The following table reflects the activity during the nine months ended September 30, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at			Balance at
	December 31,	Additions /		September 30,
	2008	Adjustments	Payments	2009
Severance and other termination benefits	$22.6	$7.3	$(22.6)	$7.3

As of September 30, 2009 and December 31, 2008, we recorded $22.8 million and $31.5 million, respectively, of accrued liabilities in purchase accounting for the estimated liabilities related to various Allied legal matters.
We are in the process of evaluating certain operating contracts and leases acquired from Allied. During the nine months ended September 30, 2009, we recorded additional liabilities for unfavorable contract and lease exit costs of $21.4 million and $6.4 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following table reflects activity during the nine months ended September 30, 2009 associated with unfavorable contracts and lease exit liabilities:

	Balance at			Balance at
	December 31,		Payments /	September 30,
	2008	Additions	Amortization	2009
Lease exit costs	$—	$6.4	$(1.4)	$5.0
Unfavorable contracts	33.3	21.4	(5.5)	49.2

Total	$33.3	$27.8	$(6.9)	$54.2

3. PROPERTY AND EQUIPMENT, NET
Cash paid for purchases of property and equipment for the nine months ended September 30, 2009 and 2008 were $542.5 million and $264.1 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
A summary of property and equipment, net is as follows:

	September 30,	December 31,
	2009	2008

Other land	$440.3	$464.4
Non-depletable landfill land	140.3	169.3
Landfill development costs	4,182.3	4,126.3
Vehicles and equipment	3,628.8	3,432.3
Buildings and improvements	726.4	706.0
Construction-in-progress landfill	240.3	76.2
Construction-in-progress other	30.7	26.3

	9,389.1	9,000.8

Less: Accumulated depreciation, depletion and amortization -
Landfill development costs	(1,215.4)	(1,004.2)
Vehicles and equipment	(1,453.2)	(1,147.3)
Buildings and improvements	(134.9)	(111.1)

	(2,803.5)	(2,262.6)

Property and equipment, net	$6,585.6	$6,738.2

Property and equipment, net excludes assets classified as held for sale of $6.5 million and $214.1 million as of September 30, 2009 and December 31, 2008, respectively.
As a result of our acquisition of Allied, we recorded $4.9 billion for property and equipment at its estimated fair value in December 2008. Our estimates have not been finalized and are subject to change. We expect to complete our valuations during 2009.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill by operating segment is as follows:

	Balance at			Adjustments to	Balance at
	December 31,	Adjustments to		Assets	September 30,
	2008	Acquisitions	Divestitures	Held for Sale	2009
Eastern	$2,772.5	$10.7	$(11.2)	$12.2	$2,784.2
Midwest	2,083.8	9.2	—	(0.2)	2,092.8
Southern	2,715.6	12.7	(27.0)	(10.7)	2,690.6
Western	2,949.6	16.8	—	—	2,966.4

Total	$10,521.5	$49.4	$(38.2)	$1.3	$10,534.0

	Balance at		Balance at
	December 31,	Adjustments to	September 30,
	2007	Acquisitions	2008
Eastern	$510.0	$0.3	$510.3
Midwest	374.1	1.9	376.0
Southern	340.7	(0.5)	340.2
Western	330.9	—	330.9

Total	$1,555.7	$1.7	$1,557.4

Adjustments to acquisitions for the nine months ended September 30, 2009 includes a $9.7 million adjustment for deferred taxes pertaining to prior years’ acquisitions.
During the first quarter of 2009 we realigned our regional operations. As such, we have retrospectively adjusted the goodwill balances associated with each operating region to conform with the current presentation. We allocated goodwill from the Allied acquisition to our regions based on the fair value of Allied’s contribution to each individual region relative to the total fair value of the business acquired. As a result of the realignment of our regions, we performed an interim impairment test of our goodwill during the first

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
quarter of 2009 and we concluded that goodwill was not impaired. We will continue to monitor our market capitalization and expectations of future cash flows and will perform interim impairment testing if necessary.
Other Intangible Assets
Other intangible assets include values assigned to customer relationships, long-term contracts, covenants not to compete and trade names, and are amortized over periods ranging from 2 to 10 years. A summary of the activity and balances in intangible assets by operating segment is as follows:

	Gross Intangible Assets				Accumulated Amortization			Net
	Balance at			Balance at	Balance at		Balance at	Intangibles
	December 31,		Adjustments to	September 30,	December 31,	Amortization	September 30,	at September 30,
	2008	Acquisitions	Acquisitions	2009	2008	Expense	2009	2009
Eastern	$139.3	$—	$—	$139.3	$(5.6)	$(10.8)	$(16.4)	$122.9
Midwest	97.7	—	—	97.7	(5.6)	(8.1)	(13.7)	84.0
Southern	126.7	0.1	—	126.8	(4.5)	(10.9)	(15.4)	111.4
Western	220.7	0.1	—	220.8	(35.0)	(17.2)	(52.2)	168.6
Corporate	31.0	—	6.0	37.0	(0.6)	(5.6)	(6.2)	30.8

Total	$615.4	$0.2	$6.0	$621.6	$(51.3)	$(52.6)	$(103.9)	$517.7

	Gross Intangible Assets				Accumulated Amortization			Net
	Balance at			Balance at	Balance at		Balance at	Intangibles
	December 31,		Other	September 30,	December 31,	Amortization	September 30,	at September 30,
	2007	Acquisitions	Additions	2008	2007	Expense	2008	2008
Eastern	$6.3	$—	$—	$6.3	$(3.8)	$(0.5)	$(4.3)	$2.0
Midwest	6.8	0.1	—	6.9	(3.8)	(0.7)	(4.5)	2.4
Southern	4.6	—	—	4.6	(2.9)	(0.3)	(3.2)	1.4
Western	49.6	6.7	0.3	56.6	(30.3)	(2.2)	(32.5)	24.1

Total	$67.3	$6.8	$0.3	$74.4	$(40.8)	$(3.7)	$(44.5)	$29.9

During the first quarter of 2009 we realigned our regional operations. As such, we have retrospectively adjusted the intangible balances associated with each operating region to conform with the current presentation.
5. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Inventories	$35.4	$37.1
Prepaid expenses	73.5	58.6
Other non-trade receivables	31.8	47.7
Income taxes receivable	39.6	3.0
Asset held for sale	2.5	17.5
Other current assets	6.5	10.8

Total	$189.3	$174.7

Other current assets include the fair value of commodity hedges of $3.0 million and $8.8 million at September 30, 2009 and December 31, 2008, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Other Assets
A summary of other assets as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Deferred financing costs	$28.4	$27.4
Deferred compensation plan	14.8	13.0
Notes and other receivables	52.8	57.2
Assets held for sale	31.9	285.1
Other	105.7	107.3

Total	$233.6	$490.0

Notes and other receivables include the fair value of interest rate swaps of $11.3 million and $15.1 million at September 30, 2009 and December 31, 2008, respectively.
6. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Accrued payroll and benefits	$179.9	$130.6
Accrued fees and taxes	109.7	114.0
Self-insurance reserves, current portion	131.4	173.6
Accrued dividends	72.2	72.0
Current tax liabilities	16.2	47.1
Restructuring liabilities	32.8	30.4
Accrued professional fees and legal settlement reserves	27.1	43.7
Other	195.8	185.4

Total	$765.1	$796.8

Other includes the fair value of fuel hedges of $5.8 million and $11.7 million at September 30, 2009 and December 31, 2008, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Deferred compensation liability	$14.8	$13.2
Pension liability	75.8	74.7
Liabilities related to assets held for sale	—	31.0
Other	95.8	84.2

Total	$186.4	$203.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
7. LANDFILL AND ENVIRONMENTAL COSTS
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Landfill final capping, closure and post-closure liabilities	$1,076.1	$1,040.6
Remediation	363.3	389.9

	1,439.4	1,430.5
Less: Current portion	(188.4)	(233.4)

Long-term portion	$1,251.0	$1,197.1

Total Available Disposal Capacity
As of September 30, 2009, we owned or operated 199 active solid waste landfills with total available disposal capacity of approximately 4.5 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 128 closed landfills.
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure:

	Nine Months Ended September 30,
	2009	2008
Asset retirement obligation liabilities, beginning of year	$1,040.6	$277.7
Non-cash asset additions	25.0	14.3
Additions due to acquisitions	6.6	—
Asset retirement obligation adjustments	(1.0)	—
Payments	(60.2)	(9.8)
Accretion expense	67.4	13.5
Other adjustments	(0.9)	—
Adjustments to liabilities related to assets held for sale	(1.4)	—

Asset retirement obligation liabilities, end of period	1,076.1	295.7
Less: Current portion	(114.9)	(14.5)

Long-term portion	$961.2	$281.2

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was approximately $61.1 million at September 30, 2009, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following table summarizes the activity in our environmental remediation liabilities:

	Nine Months Ended September 30,
	2009	2008
Remediation liabilities, beginning of year	$389.9	$67.5
Additions due to acquisitions	0.9	—
Additions charged to expense	—	68.0
Payments	(42.6)	(29.1)
Accretion expense	15.1	—

Remediation liabilities, end of period	363.3	106.4
Less: Current portion	(73.5)	(10.5)

Long-term portion	$289.8	$95.9

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability remaining for Countywide recorded as of September 30, 2009 is $76.6 million, of which approximately $2.1 million is expected to be paid out during the remainder of 2009.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability remaining for West County recorded as of September 30, 2009 is $44.0 million, of which approximately $2.9 million is expected to be paid out during the remainder of 2009.
Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability remaining for Sunrise recorded as of September 30, 2009 is $37.2 million, of which approximately $0.7 million is expected to be paid out during the remainder of 2009.
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
8. DEBT
Our notes payable, capital leases and long-term debt at September 30, 2009 and December 31, 2008 are listed in the following table, and are presented net of unamortized discounts and premiums, adjustments to fair market value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt we acquired as part of the acquisition of Allied was recorded at fair value as of the acquisition date.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)

	Debt Balance at
	September 30, 2009	December 31, 2008
$1.0 billion Revolver due 2012	$—	$—
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	—	665.0
Receivables secured loans	215.0	400.0
7.125% senior notes due 2009	—	99.3
6.500% senior notes due 2010	235.4	333.2
5.750% senior notes due 2011	266.4	371.1
6.375% senior notes due 2011	217.6	257.7
6.750% senior notes due 2011	398.7	464.2
7.875% senior notes due 2013	426.5	422.4
6.125% senior notes due 2014	377.1	370.5
7.375% senior notes due 2014	366.8	363.5
7.250% senior notes due 2015	538.1	531.7
7.125% senior notes due 2016	524.7	518.7
6.875% senior notes due 2017	652.2	645.7
5.500% senior notes due 2019	645.4	—
9.250% debentures due 2021	93.1	92.8
6.086% senior notes due 2035	249.3	249.1
7.400% debentures due 2035	266.6	266.0
4.250% senior subordinated convertible debentures due 2034	210.7	201.3
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from .30% to 8.25%; maturities ranging from 2010 to 2037	1,228.7	1,308.2
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	143.5	142.1

Total debt	7,055.8	7,702.5
Less: Current portion	(242.5)	(504.0)

Long-term portion	$6,813.3	$7,198.5

Revolving Credit Facilities
Our $1.0 billion revolving credit facility due April 2012 and our $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate for the Credit Facility due September 2013, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. As of December 31, 2008, the interest rate for our borrowings under our Credit Facilities was 3.43%. The Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. At September 30, 2009, we had no Eurodollar Rate borrowings or Base Rate borrowings and $1,630.7 million of revolver capacity used to support outstanding letters of credit, leaving $1,119.3 million of available liquidity under the Credit Facilities. The agreements governing the Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At September 30, 2009, we were in compliance with the covenants of the Credit Facilities.
Receivables Secured Loans
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. In May 2009, we renewed the facility for 364 days and reduced the borrowing capacity from $400.0 million to $300.0 million. If we are unable to renew the facility when it matures in May 2010, we will refinance any amounts outstanding with our Credit Facilities or with other long-term borrowings. Despite our ability to refinance or renew the facility, the loan is classified as current because it has a contractual maturity of less than one year.
The receivables securitizing this facility are held in and owned by a wholly owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At September 30, 2009, the total amount of accounts receivable (gross) serving as collateral securing the facility was $469.2 million. This facility is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. The borrowings under this facility bear interest at the financial institutions’ commercial paper rate plus an applicable spread and interest is payable monthly.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Senior Notes and Debentures
In September 2009, we issued $650.0 million of 5.500% senior notes due 2019 in a private placement transaction. The net proceeds from this offering, less discounts and certain fees, were approximately $641 million. The notes are general senior unsecured obligations and mature on September 15, 2019. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2010. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of the subsidiary guarantors. In addition, in September 2009, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes.
Proceeds from the notes were used to purchase and retire $325.5 million of our outstanding senior notes maturing in 2010 and 2011. During the three months ended September 30, 2009, we incurred a $31.8 million charge associated with the early extinguishment of these notes. The following table lists the notes and the principal amount of notes repurchased:

	Principal		September 30,
	Outstanding		2009
	Prior to	Principal	Principal
	Repurchase	Repurchased	Outstanding
6.500% Senior Notes due 2010	$346.5	$104.1	$242.4
5.750% Senior Notes due 2011	396.5	116.8	279.7
6.375% Senior Notes due 2011	270.0	42.6	227.4
6.750% Senior Notes due 2011	450.0	62.0	388.0

	$1,463.0	$325.5	$1,137.5

As of September 30, 2009 and December 31, 2008, our senior notes and debentures totaled $5,257.9 million and $4,985.9 million, net of unamortized discounts and premiums of $31.5 million and $27.5 million, remaining unamortized adjustments to fair value recorded in purchase accounting for the acquisition of Allied of $468.7 million and $536.2 million, and adjustments to fair value related to our interest rate swap agreements of $11.3 million and $15.1 million, respectively.
Senior Subordinated Convertible Debentures
Our $230.0 million of 4.25% unsecured senior subordinated convertible debentures due 2034 are convertible into 5.2 million shares of our common stock at a conversion price of $43.86 per share. These debentures are convertible at the option of the holder anytime if certain conditions occur, as outlined in the agreement. We can elect to settle the conversion in stock, cash or a combination of stock and cash. We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined at the par value of the debentures divided by the average trading stock price of the preceding five-day period.
At September 30, 2009 and December 31, 2008, the unamortized adjustment to fair value recorded in purchase accounting for these debentures was $19.3 million and $28.7 million, respectively, which is being amortized to interest expense through April 15, 2011, the first date that the holders can require us to redeem the debentures.
Tax-Exempt Financings
As of September 30, 2009 and December 31, 2008, we had $1,228.7 million and $1,308.2 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2010 to 2037.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
As of September 30, 2009, we had $254.9 million of restricted cash and marketable securities, of which $113.4 million were proceeds from the issuance of tax-exempt bonds and other tax-exempt financings, and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
At September 30, 2009 and December 31, 2008, the unamortized adjustment to fair value recorded in purchase accounting for these tax-exempt financings was $50.0 million and $52.9 million, respectively, which is being amortized to interest expense.
Other Debt
Other debt primarily includes capital lease liabilities of $141.7 million and $139.5 million as of September 30, 2009 and December 31, 2008, respectively, with maturities ranging from 2009 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates is $6.0 billion and $5.2 billion at September 30, 2009 and December 31, 2008, respectively. The carrying value of our fixed rate senior notes is $5.3 billion and $5.0 billion at September 30, 2009 and December 31, 2008, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. For active hedge arrangements, the fair value of the derivatives is included in the consolidated balance sheets.
Guarantees
Substantially all of our subsidiaries have guaranteed our obligations under the Credit Facilities.
We and substantially all of our subsidiaries (including substantially all of the subsidiaries of Allied) guarantee series of senior notes issued by Allied Waste North America, Inc. (AWNA), a subsidiary of Allied (the AWNA Senior Notes). The guarantees of the AWNA Senior Notes by our subsidiaries (other than the guarantee by Allied) would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
We and substantially all our subsidiaries (including substantially all of the subsidiaries of Allied) also guarantee the 9.250% debentures due 2021 and the 7.400% debentures due 2035 issued by Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) (BFI), another subsidiary of Allied (the BFI Debentures). The guarantees of the BFI Debentures by our subsidiaries (other than the guarantees by Allied and AWNA) would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
Substantially all of our subsidiaries (including Allied and substantially all of its subsidiaries) have guaranteed our 6.750% senior notes due 2011, our 5.500% senior notes due 2019 and our 6.086% senior notes due 2035 (the Republic Senior Notes). The guarantees of the Republic Senior Notes by our subsidiaries would be automatically released upon the release of such subsidiaries from their guarantee obligations under the Credit Facilities.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Interest Paid
Interest paid was $346.0 million and $72.8 million for the nine months ended September 30, 2009 and 2008, respectively. The components of interest expense for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense	$112.4	$23.6	$344.1	$67.1
Accretion of debt discounts	25.4	—	76.0	—
Accretion of remediation and risk reserves	9.9	—	33.3	—
Less: capitalized interest	(2.9)	(1.0)	(4.6)	(2.0)

Interest expense	$144.8	$22.6	$448.8	$65.1

Interest Rate Swap Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to our senior notes that also mature in 2011. Under the swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.75%. We have designated these agreements as hedges in changes in the fair value of our fixed-rate debt. We have determined that these agreements qualify for the short-cut method, and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of our fixed rate debt due to changes in interest rates.
As of September 30, 2009 and December 31, 2008, interest rate swap agreements are reflected at their fair value of $11.3 million and $15.1 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets.
The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the nine months ended September 30, 2009 and 2008 (in millions):

	Gain (Loss) on Swap				Gain (Loss) on Fixed-Rate Debt
	Three and Nine Months Ended September 30,				Three and Nine Months Ended September 30,
	2009		2008		2009		2008
Interest Expense	$2.2	$6.6	$0.5	$2.7	$(2.2)	$(6.6)	$(0.5)	$(2.7)
From time to time, we enter into treasury locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. In September 2009, we entered into treasury lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates on the 10 year U.S. Treasury Notes in connection with the issuance of our $650.0 million 5.500% senior notes. Upon issuance of the notes we terminated the treasury locks and paid approximately $2.5 million to the counterparties. The $1.4 million, net of tax was recorded as a component of accumulated other comprehensive income and will be amortized as an increase to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge. As of September 30, 2009, no treasury lock cash flow hedges were outstanding.
9. INCOME TAXES
Income taxes have been provided for the nine months ended September 30, 2009 and 2008 based on our anticipated annual effective income tax rate. Income taxes paid (net of refunds received) were $360.9 million and $65.8 million for the nine months ended September 30, 2009 and 2008, respectively.
We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state and local jurisdictions. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2009, we have accrued a liability for penalties of $89.4 million and interest (including interest on penalties) of $172.3 million related to our uncertain tax positions,.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
We believe that the liabilities for uncertain tax positions recorded are appropriate. However, during the next twelve months we believe it is reasonably possible that the amount of unrecognized tax benefits will likely increase or decrease. We are unable to estimate a range at this time. A significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
To accomplish the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty interest of approximately $11 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and interest relating to the 1997 through 1999 BFI tax years. As a result, all tax, interest and penalties related to the 1997 through 1999 BFI tax years have been paid. On April 28, 2009, the judge in the CFC issued an order dismissing our case with prejudice. As a consequence, the tax, interest and penalty amounts paid by us for the BFI tax years will not be recoverable in any subsequent action.
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $449 million related to federal taxes, state taxes and interest, and, approximately $172 million related to penalty and penalty-related interest. These amounts have been fully accrued in our

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
consolidated balance sheets, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $395 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court unless a settlement is reached between the parties. Presently, the parties have been engaged in settlement discussions. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through September 30, 2009 of approximately $56 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.
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
10. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. As of September 30, 2009, there are 6.7 million shares reserved for future grants under the 2007 Plan.
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
In December 2008, the Board of Directors adopted the Republic Services, Inc. 2006 Incentive Stock Plan (previously the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)) as amended and restated effective December 5, 2008. Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated effective December 5, 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the merger. The 2006

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the merger. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. As of September 30, 2009, shares reserved for future grants under the 2006 Plan are 15.3 million.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. The weighted-average estimated fair values of stock options granted during the nine months ended September 30, 2009 and 2008 were $3.77 and $5.26 per option, respectively, which were calculated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	28.7%	23.2%
Risk-free interest rate	1.4%	2.4%
Dividend yield	3.1%	2.2%
Expected life (in years)	4.2	4.1
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the nine months ended September 30, 2009:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number	Exercise	Contractual Term	Value
	of Shares	Price per Share	(Years)	(in millions)
Outstanding at December 31, 2008	18.7	$23.6
Granted	0.3	20.9
Exercised	(1.0)	16.6		$8.6

Cancelled	(1.7)	28.5

Outstanding at September 30, 2009	16.3	$23.5	5.2	$63.5

Exercisable at September 30, 2009	12.3	$23.4	4.8	$51.5

During the nine months ended September 30, 2009 and 2008, compensation expense for stock options was $6.0 million and $5.6 million, respectively.
As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
As of September 30, 2009, total unrecognized compensation expense related to outstanding stock options was $9.1 million, which will be recognized over a weighted average period of 2.1 years.
We classified excess tax benefits of $1.4 million and $3.9 million as cash flows from financing activities for the nine months ended September 30, 2009 and 2008, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Other Stock Awards
The following table summarizes the restricted and deferred stock unit and restricted stock activity for the nine months ended September 30, 2009:

	Number of Deferred	Weighted-	Weighted-
	Stock Units and	Average	Average	Aggregate
	Restricted	Grant Date	Remaining	Intrinsic
	Stock	Fair Value per	Contractual	Value
	(In Thousands)	Share	Term (Years)	(In Millions)
Unissued at December 31, 2008	255.6	$23.4
Granted	483.6	23.9
Vested and Issued	(15.9)	22.6
Cancelled	(31.9)	23.5

Unissued at September 30, 2009	691.4	$23.8	1.2	$18.4

Vested and unissued at September 30, 2009	76.9	$24.8

During the nine months ended September 30, 2009 and 2008, we awarded 307,420 and 36,000 restricted and deferred stock units to our non-employee directors under our 2007 and 1998 Plans. 76,855 and 36,000, respectively, of the stock units awarded vested immediately. The remaining shares awarded during 2009 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs, as defined by the 1998 and 2007 Plans. The stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
Also during the nine months ended September 30, 2009, we awarded 176,253 shares of restricted stock to executive and other officers, of which 110,669 of the shares vest effective May 14, 2010 and 38,670 of the shares awarded vest effective January 31, 2012. The remaining 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with us for other than good reason.
During the nine months ended September 30, 2008, we awarded 190,500 shares of restricted stock to our executive officers, of which 160,500 of the shares awarded were to vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated if certain performance targets are achieved or under certain other conditions and the remaining 30,000 shares awarded had an original vesting date of December 31, 2008. As of the effective date of the acquisition of Allied in December 2008, all of Republic’s unvested restricted stock outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans.
Our executive officers received an annual grant of 236,170 shares of restricted stock in December 2008 after the acquisition of Allied under our new annual grant program initiated in December 2008, which would have been previously granted during the three months ended March 31, 2009. During the nine months ended September 30, 2009, 31,915 of these shares were cancelled. The remaining shares vest in four equal annual installments beginning on the anniversary date of the original grant.
The fair value of restricted and deferred stock units and restricted stock on the date of grant is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved. During the nine months ended September 30, 2009 and 2008, compensation expense related to restricted and deferred stock units and restricted stock totaled $5.6 million and $3.9 million, respectively.
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
Incentive Compensation Plans
Our compensation program includes a management incentive plan, which has been approved by our stockholders and uses certain performance metrics such as free cash flow, targeted earnings and return on invested capital to measure performance. In addition, in connection with our acquisition of Allied, our Board of Directors approved an integration bonus plan, which has also been approved by our stockholders and provides compensation that depends on our achieving targeted annual synergies of approximately $150.0 million by the end of 2010 and is payable in the first quarter of 2012. Incentive awards are payable in cash.
11. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
From 2000 through September 30, 2009, our Board of Directors has authorized the repurchase of up to $2.6 billion of our common stock. Through September 30, 2009, we have paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011.
We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $0.19 or $0.76 per year. Dividends declared were $216.3 million and $96.9 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we recorded a dividend payable of approximately $72.2 million to stockholders of record at the close of business on October 1, 2009. In October 2009, our board of directors declared a regular quarterly dividend of $0.19 per share payable to stockholders of record as of January 4, 2010.
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
In June 2008, the FASB clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This clarification is effective for fiscal years beginning after December 15, 2008. The shares of restricted stock are entitled to receive nonforfeitable cash dividends, and these shares vest in four equal annual installments beginning on the anniversary date of the original grant except that vesting may be accelerated under certain conditions. Shares of restricted stock issued to our executive and other officers are considered participating securities. We performed our calculations of basic and diluted earnings per share using the treasury and two-step methods and determined that adoption of this clarification did not impact our basic or diluted earnings per share for the three and nine months ended September 30, 2009.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Earnings per share for the three and nine months ended September 30, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$120,500	$88,700	$459,400	$205,500

Weighted average common shares outstanding	379,732	182,289	379,308	182,569

Basic earnings per share	$0.32	$0.49	$1.21	$1.13

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$120,500	$88,700	$459,400	$205,500

Weighted average common shares outstanding	379,732	182,289	379,308	182,569
Effect of dilutive securities:
Options to purchase common stock	1,385	1,788	989	1,798
Unvested restricted stock awards	17	5	7	3

Weighted average common and common equivalent shares outstanding	381,134	184,082	380,304	184,370

Diluted earnings per share	$0.32	$0.48	$1.21	$1.11

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	5,244	—	5,244	—
Options to purchase common stock	7,620	1,010	11,157	1,799
12. OTHER COMPREHENSIVE INCOME
A summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$121.0	$88.7	$460.6	$205.5
Settlement and amortization of treasury lock hedges, net of tax	(1.4)	—	(1.4)	—
Change in value of commodity hedges, net of tax	(1.2)	(0.6)	(3.6)	(1.4)
Change in value of fuel hedges, net of tax	(0.4)	(12.9)	3.7	3.8

Comprehensive income	118.0	75.2	459.3	207.9
Less: comprehensive income attributable to noncontrolling interests	(0.5)	—	(1.2)	—

Comprehensive income attributable to Republic Services, Inc.	$117.5	$75.2	$458.1	$207.9

The tax effect of the above described transactions were calculated at a 42.0% and 38.5% rate for 2009 and 2008, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Fuel Hedges
We have entered into multiple option agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The options qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges at September 30, 2009 and 2008:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	per Month)	per Gallon
January 26, 2007	January 7, 2008	December 29, 2008	500,000	$2.83
January 26, 2007	January 5, 2009	December 28, 2009	500,000	2.83
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.81
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2010	December 31, 2010	100,000	2.84
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
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
The fair values of the fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding fuel hedges at September 30, 2009 and December 31, 2008 is a net liability of $5.8 million and $11.7 million, respectively, and are recorded in other accrued liabilities in our consolidated balance sheets.
The effective portions of the changes in fair value as of September 30, 2009 and December 31, 2008, are recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair value are recorded in other income, net in our consolidated statements of income. Realized gains or losses related to these fuel hedges are included in cost of operations in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2009	2008		2009	2008		2009	2008
Fuel hedges	$(0.4)	$(12.9)	Cost of operations	$(1.5)	$2.3	Other income net	$—	$(0.5)

	Nine Months			Nine Months			Nine Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2009	2008		2009	2008		2009	2008
Fuel hedges	$3.7	$3.8	Cost of operations	$(6.2)	$5.7	Other income net	$0.1	$0.1

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
The following table summarizes our outstanding commodity hedges at September 30, 2009 and 2008:

					Contract
				Notional Amount	Price
				(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Transaction Hedged	per Month)	Ton
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$106.00

April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00

April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00

April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00

May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	105.00

May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00

May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00

May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
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
The fair values of the commodity hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair value of the outstanding commodity hedges at September 30, 2009 and December 31, 2008 is an asset of $3.0 million and $8.8 million, respectively, and are recorded in other current assets in our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2009	2008		2009	2008		2009	2008
Recycling commodity hedges	$(1.2)	$(0.6)	Revenue	$1.0	$—	Other income, net	$—	$(0.1)

	Nine Months			Nine Months			Nine Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2009	2008		2009	2008		2009	2008
Recycling commodity hedges	$(3.6)	$(1.4)	Revenue	$4.3	$—	Other income, net	$(0.1)	$(0.2)
Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
As of September 30, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$254.9	$254.9	$—	$—
Commodity hedges — other current assets	3.0	—	3.0	—
Interest rate swaps — other assets	11.3	—	11.3	—

Total assets	$269.2	$254.9	$14.3	$—

Liabilities:
Fuel hedges — other accrued liabilities	$5.8	$—	$5.8	$—

13. SEGMENT INFORMATION
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2009 and 2008 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended September 30, 2009:
Eastern	$628.0	$91.6	$536.4	$53.7	$135.9	$45.4	$4,454.3
Midwest	562.0	104.6	457.4	57.3	96.9	56.2	3,584.9
Southern	588.3	80.7	507.6	59.6	112.1	38.3	4,863.3
Western	669.2	121.8	547.4	57.2	124.4	47.0	5,454.2
Corporate entities	32.3	7.6	24.7	12.7	(82.4)	0.5	1,173.4

Total	$2,479.8	$406.3	$2,073.5	$240.5	$386.9	$187.4	$19,530.1

Three Months Ended September 30, 2008:
Eastern	$259.8	$34.3	$225.5	$19.3	$54.5	$28.1	$1,188.0
Midwest	227.2	45.9	181.3	22.7	36.5	18.7	1,122.0
Southern	242.9	26.4	216.5	19.9	43.5	30.8	1,015.0
Western	260.0	49.3	210.7	18.0	50.4	14.0	922.4
Corporate entities	—	—	—	2.0	(17.9)	7.1	359.1

Total	$989.9	$155.9	$834.0	$81.9	$167.0	$98.7	$4,606.5

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Nine Months Ended September 30, 2009:
Eastern	$1,882.5	$282.5	$1,600.0	$162.8	$371.2	$133.9	$4,454.3
Midwest	1,650.0	312.9	1,337.1	171.2	290.3	131.4	3,584.9
Southern	1,801.2	247.7	1,553.5	183.2	403.0	105.0	4,863.4
Western	2,003.1	364.7	1,638.4	171.3	471.2	137.7	5,454.1
Corporate entities	96.4	25.3	71.1	37.6	(275.1)	34.5	1,173.4

Total	$7,433.2	$1,233.1	$6,200.1	$726.1	$1,260.6	$542.5	$19,530.1

Nine Months Ended September 30, 2008:
Eastern	$763.5	$100.0	$663.5	$57.6	$117.5	$62.8	$1,188.0
Midwest	649.8	133.0	516.8	64.7	96.1	49.2	1,122.0
Southern	716.2	79.5	636.7	58.5	123.0	63.8	1,015.0
Western	772.4	148.8	623.6	53.7	112.6	40.8	922.4
Corporate entities	0.1	—	0.1	5.9	(54.4)	47.5	359.1

Total	$2,902.0	$461.3	$2,440.7	$240.4	$394.8	$264.1	$4,606.5

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
The following table reflects our revenue by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Collection:
Residential	$548.0	26.4%	$216.2	25.9%	$1,644.6	26.5%	$633.4	26.0%
Commercial	634.4	30.6	259.2	31.1	1,926.8	31.1	762.5	31.2
Industrial	396.2	19.1	161.3	19.3	1,173.4	18.9	476.3	19.5
Other	6.5	0.3	5.9	0.7	20.1	0.4	16.2	0.7

Total collection	1,585.1	76.4	642.6	77.0	4,764.9	76.9	1,888.4	77.4

Transfer and disposal	789.4		304.7		2,374.9		886.6
Less: Intercompany	(392.7)		(154.0)		(1,191.3)		(455.2)

Transfer and disposal, net	396.7	19.1	150.7	18.1	1,183.6	19.1	431.4	17.7
Other	91.7	4.5	40.7	4.9	251.6	4.0	120.9	4.9

Total revenue	$2,073.5	100.0%	$834.0	100.0%	$6,200.1	100.0%	$2,440.7	100.0%

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
14. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in routine judicial and administrative proceedings that arise in the ordinary course of business and that relate to, among other things, personal injury or property damage claims, employment matters and commercial and contractual disputes. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are also routinely a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations or liabilities. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage, or violations of the permits and licenses pursuant to which we operate.
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below or in Note 9, Income Taxes, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
Countywide Matter
On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction. Republic-Ohio has received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
On September 30, 2009 Republic-Ohio entered into two legally binding agreements with the State of Ohio designed to further refine the activities necessary to resolve alleged compliance and licensing issues at the Countywide facility.
The first agreement is a Consent Order that resolves ongoing allegations of noncompliance at the facility and reflects agreements regarding the status of facility licensing. The allegations of noncompliance were summarized in a complaint that was filed by the Ohio Attorney General in the Stark County Court of Common Pleas and resolved the same day in accordance with terms of an agreed upon Consent Order entered into between Republic-Ohio and the State of Ohio. The Consent Order with Ohio requires Republic-Ohio to pay civil penalties and financial relief of $10.0 million, submit updated permit documents, and assess, evaluate, and determine the appropriate time to address certain compliance issues at the facility. Compliance with the terms of the Consent Order and other applicable rules will result in Countywide being considered to be in substantial compliance or on a legally enforceable schedule to return to compliance for annual licensing purposes.
The second agreement is a set of F&Os that were agreed to and entered into with the Ohio EPA. The F&Os require the implementation of a comprehensive operation and maintenance program that contains specific requirements for managing the remediation area. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide.
The September 30, 2009 F&Os supersede previous F&Os (discussed above) that were issued to Republic-Ohio regarding the reaction in the remediation area of the landfill. The operation and maintenance program requires Countywide to, among other things, maintain the temporary cap and other engineering controls designed to prevent odors and isolate and contain the reaction. The operation and maintenance program also contains provisions that require the installation of composite cap in the remediation area when conditions become conducive to such installation.
Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA and reimbursed the U.S. EPA for certain costs associated with the U.S. EPA’s involvement in overseeing implementation of the AOC.
The Commissioner of the Stark County Health Department (Commissioner) previously recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. The Commissioner also intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health has been concluded pursuant to a Consent Order entered into between Republic-Ohio and the Board of Health in the Stark County Court of Common Pleas. The Consent Order requires the Board of Health to issue conditional and/or final operating license to Countywide and requires Republic-Ohio to reimburse the Board of Health for certain expenses incurred related to monitoring and investigation of complaints regarding Countywide not to exceed $300,000. Countywide’s 2009 operating license has been challenged by Tuscarawas County but it remains in full force and effect.
We believe that we have performed or are diligently performing all actions required under the F&Os, the AOC, and any applicable Consent Orders and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. A second almost identical lawsuit was filed on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas with approximately 82 plaintiffs. These plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
as well. The relief requested on behalf of each plaintiff in both actions is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We intend to vigorously defend against the plaintiffs’ allegations in both actions. We cannot at this time predict the ultimate outcome of this matter or the reasonably possible loss, if any.
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
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The parties submitted their appeal briefs and oral argument was scheduled for October 27, 2009. On October 23, 2009, the Court of Appeals dismissed the appeal finding that it was not based on a final appealable trial court order. We expect that the case will return to the trial court for additional proceedings which may include entry of additional order(s) by the trial court followed by another appeal. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
Forward Matter
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008. Forward and Allied accepted service of the complaint in October 2008, and in November 2008, each filed answers denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq., the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq. and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq. (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statutes as well as to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all applicable statutes and eliminated all common law public nuisances. We also agreed to a remedy that is estimated to cost approximately $154,000, comprised of approximately $93,000 in six quarterly payments and a supplemental environmental project estimated to cost approximately $61,000. We have commenced the payments and the project is underway.
Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. On September 14, 2009, the DOJ informed us that it declined to prosecute us or any of our current or former employees and that it would be returning the documents and other items previously seized pursuant to a search warrant. The DOJ subsequently stated in a September 28, 2009 email to Company counsel that it considers its investigation “closed.”
Carbon Limestone Matter
On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the acceptance of hazardous waste from two customers and issues regarding the site’s leachate management collection system and groundwater monitoring program. While the proposed F&Os would require the site to undertake various corrective actions and pay a civil penalty of $155,311, a number of issues have been clarified during negotiations with OEPA. It is expected that a revised proposal from OEPA will reverse the estimated penalty to less than $75,000. We will continue to vigorously defend the claims.
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties complaint, which the plaintiffs amended on August 31, 2009, purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We intend to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints. PADEP subsequently issued four additional notices of violation for similar alleged violations. The combined penalties proposed by the agencies total approximately $1 million. We are engaged in on-going discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
Colorado Landfills Matter
The Colorado Department of Public Health and Environment submitted to the Company a proposed combined Compliance Order on Consent (Proposed Consent Order) in June 2009 in connection with notices of violation it had previously issued to Tower Road Landfill, Foothills Landfill, and Denver Regional North Landfill, located in Commerce City, Golden, and Denver, Colorado, respectively, alleging certain violations of the Clean Air Act and the landfills’ operating permits. On October 15, 2009, the Consent Order was signed which resolved all issues and included a total penalty of $102,200.
Litigation Related to the Merger with Allied
On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.
Contracting Matter
We recently discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and expect further discussions with, law enforcement authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(All tables in millions, except per share data)
We had the following financial instruments and collateral in place to secure our financial assurances:

	September 30,	December 31,
	2009	2008
Letters of credit	$1,670.2	$1,753.1
Surety bonds	2,237.3	2,119.2
The letters of credit include $1,630.7 million and $1,686.5 million as of September 30, 2009 and December 31, 2008, respectively, of utilized availability under our Credit Facilities. Surety bonds expire on various dates through 2038.
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

	September 30,	December 31,
	2009	2008
Financing proceeds	$113.4	$133.5
Capping, closure and post-closure obligations	61.1	63.2
Other	80.4	85.2

Total restricted cash and marketable securities	$254.9	$281.9

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
We are subject to various federal, state and local tax rules and regulations. Our compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. For further information related to our liabilities for uncertain tax positions, see Note 9, Income Taxes.

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
Our liabilities for unpaid and incurred but not reported claims at September 30, 2009 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $435.1 million under our current risk management program and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
15. SUBSEQUENT EVENTS
We notified the registered holders of our 7.875% Senior Notes due 2013 and our 4.250% Senior Subordinated Convertible Debentures due 2034 that we will redeem all of the notes outstanding in the fourth quarter of 2009. The 7.875% Senior Notes due 2013 will be redeemed at 102.625% and the 4.250% Senior Subordinated Convertible Debentures due 2034 will be redeemed at par. With respect to this redemption, we expect to incur a fourth quarter loss on extinguishment of debt of approximately $55 million. We intend to use cash on hand and, if necessary, incremental borrowings under our revolving credit facility to fund the redemptions. We may also explore capital market opportunities to fund the redemptions if market conditions are favorable.
Subsequent events have been evaluated by management through November 3, 2009, the date these financial statements were filed. No additional material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in our current period financial statements.

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
General
We are the second largest provider of services in the domestic non-hazardous solid waste industry. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 378 collection companies in 40 states and Puerto Rico. We also own or operate 236 transfer stations, 199 active solid waste landfills and 78 recycling facilities. We completed our merger with Allied Waste Industries, Inc. (Allied) in December 2008. We believe that this merger creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.
Despite the challenging economic environment, our business performed well during the first nine months of 2009 due in large part to the indispensable nature of our services and the scalability of our business. Revenue during the nine months ended September 30, 2009 increased by 154% to $6.2 billion compared to $2.4 billion during the comparable period in 2008. This increase in revenue is attributable to our merger with Allied. Assuming the merger with Allied occurred on January 1, 2008, and the revenue associated with the related divestitures is eliminated in the period the assets were sold along with the comparable prior year period, core revenue for the nine months ended September 30, 2009 would have been a decrease of 11.4% consisting of a 3.2% increase in core price offset by decreases of 9.6% in core volume, 2.6% in fuel charges and 2.4% in commodity price. See “Consolidated Results of Operations — Revenue” for additional information regarding our revenue. The increase in core price partially offset volume declines, lower commodity prices and lower fuel charges. This increase in price, together with cost control steps taken by our operations management to scale the business down for lower volumes, also served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
We expect that the economic challenges we experienced during the latter part of 2008 and the first nine months of 2009 will continue through the remainder of 2009 and may extend into 2010. We anticipate continued decreases in volumes in all lines of our business. We also anticipate that prices for recycling commodities will remain low. However, we believe that we will benefit from our cost control and pricing initiatives. Ours is a capital intensive business. Slower growth allows us to reduce capital spending, thus maintaining strong free cash flow despite a weaker economy. In addition, our attention is focused on integrating our newly merged company and achieving cost synergies as a result of the merger.
Recent Developments
We notified the registered holders of our 7.875% Senior Notes due 2013 and our 4.250% Senior Subordinated Convertible Debentures due 2034 that we will redeem all of the notes outstanding in the fourth quarter of 2009. The 7.875% Senior Notes due 2013 will be redeemed at 102.625% and the 4.250% Senior Subordinated Convertible Debentures due 2034 will be redeemed at par. With respect to this redemption, we expect to incur a fourth quarter loss on extinguishment of debt of approximately $55 million. We intend to use cash on hand and, if necessary, incremental borrowings under our revolving credit facility to fund the redemptions. We may also explore capital market opportunities to fund the redemption if market conditions are favorable.
Business Acquisitions and Divestitures
We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.
Merger with Allied Waste Industries, Inc.
On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $11.5 billion which includes approximately $5.4 billion of debt, at fair value. The allocation of purchase price to the fair value of the assets and liabilities acquired in the acquisition of Allied is preliminary and subject to revision. Due to the volume and complexity of the information required to value these assets and liabilities, our valuation of certain significant balances, including landfill development costs, property and equipment, intangible assets, accrued landfill and environmental costs (which includes landfill asset retirement obligations and environmental remediation liabilities), deferred taxes and other long-term tax liabilities, and, included in other long-term liabilities, liabilities for litigation, claims and assessments, and self-insurance, is not completed. Our purchase price allocation includes values we finalized to date and estimates of the values not yet finalized. We expect our purchase price allocation for the acquisition of Allied to be completed during 2009. Adjustments after the allocation period made to the valuation of assets and liabilities acquired will be recorded in the consolidated statement of income in the period in which such adjustments become known. Of the approximate $9.1 billion of goodwill resulting from the transaction, we expect substantially all of it will be non-deductible for income tax purposes.
As a condition of the merger with Allied in December 2008, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As such, we classified these assets and liabilities as assets held for sale in our consolidated balance sheet at December 31, 2008. Certain of the legacy Republic assets classified as held for sale were adjusted to their estimated fair values less costs to sell and resulted in the recognition of an asset impairment loss of $1.8 million in our consolidated statements of income for the quarter ended March 31, 2009. As of September 30, 2009 we are complete with our required divestitures.
As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three and nine months ended September 30, 2009, we incurred $12.3 million and $55.9 million of restructuring and integration charges related to our integration of Allied of which, $33.2 million for the nine months ended September 30, 2009 consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially, all the charges are recorded in our “Corporate” segment. We expect to be substantially complete with our plan by the fourth quarter of 2009. We expect to incur additional charges approximating $12.8 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2009 and 2010.
By the end of 2009, we anticipate realizing $145 million of annual run rate synergies as a result of the merger of Republic Services and Allied. Our previous guidance for 2009 annual run rate synergies was $125 million. We expect to achieve $165 million to $175 million of annual run rate synergies by the end of 2010.
Other Divestitures
In October 2009, we divested a hauling operation in Miami-Dade County, Florida. As such we classified the assets and liabilities related to the operation as assets held for sale in our consolidated balance sheets at September 30, 2009. We adjusted these assets to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $8.7 million in our consolidated statement of income for the three months ended September 30, 2009.
Overview of Our Business
We generate revenue primarily from our solid waste collection, transfer and disposal operations.
The following table reflects our revenue by service line (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Collection:
Residential	$548.0	26.4%	$216.2	25.9%	$1,644.6	26.5%	$633.4	26.0%
Commercial	634.4	30.6	259.2	31.1	1,926.8	31.1	762.5	31.2
Industrial	396.2	19.1	161.3	19.3	1,173.4	18.9	476.3	19.5
Other	6.5	0.3	5.9	0.7	20.1	0.4	16.2	0.7
							[a]aa[a][a][a][a][a] [a]
Total collection	1,585.1	76.4	642.6	77.0	4,764.9	76.9	1,888.4	77.4

Transfer and disposal	789.4		304.7		2,374.9		886.6
Less: Intercompany	(392.7)		(154.0)		(1,191.3)		(455.2)

Transfer and disposal, net	396.7	19.1	150.7	18.1	1,183.6	19.1	431.4	17.7
Other	91.7	4.5	40.7	4.9	251.6	4.0	120.9	4.9

Total revenue	$2,073.5	100.0%	$834.0	100.0%	$6,200.1	100.0%	$2,440.7	100.0%

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
The increase in revenue during the three and nine months ended September 30, 2009 compared to the comparable 2008 period is due to our merger with Allied. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as consumer prices. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. Our landfill operations generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. No one customer has individually accounted for more than 10% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.
The cost of our collection operations is primarily variable and includes disposal, labor, self-insurance, fuel and equipment maintenance costs. It also includes depreciation for equipment and facilities. We seek operating efficiencies by controlling the movement of waste from the point of collection through disposal. During the three months ended September 30, 2009 and 2008, approximately 67% and 58%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (“internalization”). The increase in internalization for the three months ended September 30, 2009 is due to a higher concentration of integrated hauling and landfill operations acquired from Allied.
Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized, and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.

Segment Discussion
Summarized financial information concerning our reportable segments for the respective three and nine months ended September 30, 2009 and 2008 is shown in the following table (in millions of dollars and operating margin as a percentage of our revenue):

		Depreciation,
		Amortization,	Gain (Loss) on	Operating
	Net	Depletion and	Disposition of	Income	Operating
	Revenue	Accretion	Assets, Net	(Loss)	Margin
Three Months Ended September 30, 2009:
Eastern	$536.4	$53.7	$5.3	$135.9	25.3%
Midwest	457.4	57.3	0.8	96.9	21.2%
Southern	507.6	59.6	(6.9)	112.1	22.1%
Western	547.4	57.2	0.3	124.4	22.7%
Corporate entities	24.7	12.7	(0.4)	(82.4)

Total	$2,073.5	$240.5	$(0.9)	$386.9	18.7%

Three Months Ended September 30, 2008:
Eastern	$225.5	$19.3	$—	$54.5	24.2%
Midwest	181.3	22.7	—	36.5	20.1%
Southern	216.5	19.9	—	43.5	20.1%
Western	210.7	18.0	—	50.4	23.9%
Corporate entities	—	2.0	—	(17.9)

Total	$834.0	$81.9	$—	$167.0	20.0%

		Depreciation,
		Amortization,	Gain (Loss) on	Operating
	Net	Depletion and	Disposition of	Income	Operating
	Revenue	Accretion	Assets, Net	(Loss)	Margin
Nine Months Ended September 30, 2009:
Eastern	$1,600.0	$162.8	$5.0	$371.2	23.2%
Midwest	1,337.1	171.2	27.2	290.3	21.7%
Southern	1,553.5	183.2	32.1	403.0	25.9%
Western	1,638.4	171.3	88.2	471.2	28.8%
Corporate entities	71.1	37.6	(8.2)	(275.1)

Total	$6,200.1	$726.1	$144.3	$1,260.6	20.3%

Nine Months Ended September 30, 2008:
Eastern	$663.5	$57.6	$—	$117.5	17.7%
Midwest	516.8	64.7	—	96.1	18.6%
Southern	636.7	58.5	—	123.0	19.3%
Western	623.6	53.7	—	112.6	18.1%
Corporate entities	0.1	5.9	—	(54.4)

Total	$2,440.7	$240.4	$—	$394.8	16.2%

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
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. We completed the reorganization of our operating segments related to our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure. Significant changes in the revenue and operating margins of our reportable segments for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008 are discussed in the following paragraphs. The increase in aggregate dollars for revenue, depreciation, amortization, depletion and accretion, and operating income (loss) for each of our reportable segments is due to our acquisition of Allied. As previously discussed, the results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ. Where the effect was significant, we have noted our operating margin exclusive of these gains. Additionally, the decreases in volumes and commodities noted below are attributable to the economic slowdown. The factors affecting our revenue and operating margins by reportable segment are:
▪	Eastern Region. Revenue for the three and nine months ended September 30, 2009, benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

In the third quarter of 2009, we realized a $5.3 million net gain from the disposition of assets of which increased operating margins by 1.0%. In the second quarter of 2008, we incurred a $34.0 million charge for environmental conditions at our Countywide Recycling and Disposal Facility in Ohio, which reduced our operating margin for the nine months ended September 30, 2008 by 5.1%. Otherwise, our margins as a percentage of revenue were fairly consistent period to period as increased amortization costs resulting from assets acquired from Allied, higher labor, disposal and facilities expense were offset by lower fuel and selling, general and administrative expenses.

▪	Midwest Region. Revenue for the three and nine months ended September 30, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

For the three and nine months ended September 30, 2009, we realized net gains from the disposition of assets of $0.8 million and $27.2 million which increased operating margins by 0.2% and 2.0%. Otherwise, the improvement in operating margin for the three and nine months ended September 30, 2009, is primarily due to lower disposal, transportation, fuel, and selling, general and administrative expenses. The increase in operating margin was partially offset by increased amortization expense resulting from assets acquired from Allied and higher risk insurance and facilities expense.

▪	Southern Region. Revenue for the three and nine months ended September 30, 2009, benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

For the three and nine months ended September 30, 2009, we realized net gains (losses) from the disposition of assets of $(6.9) million and $32.1 million which impacted operating margins by (1.4) % and 2.1%. Otherwise the improvement in operating margin for the three and nine months ended September 30, 2009, is primarily due to lower disposal, transport and fuel costs partially offset by increased amortization expense resulting from assets acquired from Allied and higher risk insurance and facilities expense. lower labor, fuel, disposal and transportation costs, partially offset by increased amortization costs resulting from assets acquired from Allied and higher landfill operating and facilities expense.

▪	Western Region. Revenue for the three and nine months ended September 30, 2009, benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial, commercial and landfill lines of business. We also experienced declines in fuel surcharges.

For the three and nine months ended September 30, 2009, we realized gains from the disposition of assets of $0.3 million and $88.2 million which increased operating margin by 0.1% and 5.4%. In the second quarter of 2008, we incurred a $34.0 million charge for environmental conditions at the Sunrise Landfill in Nevada which reduced operating margin for the nine months ended September 30, 2008 by 5.4%. Otherwise, margins for the quarter over quarter period were lower due to lower landfill revenue which has higher margins than collection revenue and higher franchise fees, depreciation and amortization expense. Year over year margins were fairly flat. Margins were favorably impacted by lower labor, fuel, transportation and selling, general and administrative expenses, offset by increased amortization expense resulting from assets acquired from Allied and facilities expense.

▪	Corporate Entities. The increase in net revenue for the corporate entities relates to Allied’s national accounts program. The increase in depreciation, amortization, depletion and accretion expense, and the increase in the operating loss at the Corporate Entities is attributable to the acquisition of Allied. Included in our gain (loss) on disposition of assets for the three and nine months ended September 30, 2009, is $0.5 million and $8.2 million of transaction related expenses from the disposition of assets in the other segments.
Consolidated Results of Operations
Our net income attributable to Republic Services, Inc. was $120.5 million and $459.4 million, or $0.32 and $1.21 per diluted share, for the three and the nine months ended September 30, 2009, as compared to $88.7 million and $205.5 million, or $0.48 and $1.11 per diluted share, for the three and nine months ended September 30, 2008.
During the three and nine months ended September 30, 2009 and 2008, we recorded a number of gains, charges (recoveries) and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income – Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$212.1	$120.5	$0.32	$145.4	$88.7	$0.48
Loss on disposition of assets, net	0.9	1.4	—	—	—	—
Restructuring charges	12.3	7.6	0.02	—	—	—
Costs to achieve synergies	8.9	5.5	0.01	—	—	—
Loss on extinguishment of debt	31.8	19.7	0.05	—	—	—
Remediation recoveries	(8.8)	(5.4)	(0.01)	—	—	—
Pre-merger integration costs	—	—	—	3.2	2.0	0.01

Adjusted	$257.2	$149.3	$0.39	$148.6	$90.7	$0.49

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$784.5	$459.4	$1.21	$336.9	$205.5	$1.11
Gain on disposition of assets, net	(144.3)	(88.7)	(0.23)	—	—	—
Restructuring charges	55.9	34.1	0.09	—	—	—
Costs to achieve synergies	31.8	19.5	0.05	—	—	—
Loss on extinguishment of debt	31.8	19.7	0.05	—	—	—
Remediation charges (recoveries)	(8.8)	(5.4)	(0.01)	69.0	43.8	0.24
Pre-merger integration costs	—	—	—	3.2	2.0	0.01

Adjusted	$750.9	$438.6	$1.16	$409.1	$251.3	$1.36

We believe that the presentation of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share, which excludes gain or loss on disposition of assets, restructuring charges, costs to achieve synergies, loss on extinguishment of debt, costs to achieve synergies, remediation charges (recoveries) and pre-merger integration costs, which are not measures determined in accordance with GAAP, provide an understanding of operational activities before the financial impact of certain non-operational items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

These gains and charges affected our Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expenses:
Cost of operations	$8.8	$—	$8.8	$(66.1)
Selling, general and administrative	(8.9)	(3.2)	(31.8)	(5.1)
(Loss) gain on disposition of assets, net	(0.9)	—	144.3	—
Restructuring charges	(12.3)	—	(55.9)	—
Loss on extinguishment of debt	(31.8)	—	(31.8)	—

	(45.1)	(3.2)	33.6	(71.2)
Other income (expense), net	—	—	—	(1.0)

	$(45.1)	$(3.2)	$33.6	$(72.2)

The following table summarizes our costs and expenses for the three and nine months ended September 30, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Revenue	$2,073.5	100.0%	$834.0	100.0%	$6,200.1	100.0%	$2,440.7	100.0%
Cost of operations	1,207.5	58.2	499.5	59.9	3,643.1	58.8	1,553.5	63.6
Depreciation, amortization and depletion of property and equipment	200.8	9.7	75.7	9.1	606.2	9.8	222.2	9.1
Amortization of other intangible assets	17.5	0.8	1.6	0.2	52.5	0.8	4.7	0.2
Accretion	22.2	1.1	4.6	0.5	67.4	1.1	13.5	0.6
Selling, general and administrative	225.4	10.9	85.6	10.3	658.7	10.6	252.0	10.3
Loss (gain) on disposition of assets, net	0.9	0.0	—	—	(144.3)	(2.3)	—	—
Restructuring charges	12.3	0.6	—	—	55.9	0.9	—	—

Operating income	$386.9	18.7%	$167.0	20.0%	$1,260.6	20.3%	$394.8	16.2%

Revenue. Revenue was $2,073.5 million and $6,200.1 million for the three and nine months ended September 30, 2009 versus $834.0 million and $2,440.7 million for the comparable 2008 periods, an increase of 148.6% and 154.0%, respectively. The increase in revenue is due to our acquisition of Allied in December 2008.
The following table summarizes our adjusted revenue for the three and nine months ended September 30, 2009 and 2008 which assumes our merger with Allied occurred on January 1, 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Republic Services, Inc.	$2,073.5	$834.0	$6,200.1	$2,440.7
Allied Waste Industries, Inc.	—	1,606.2	—	4,672.7

	2,073.5	2,440.2	6,200.1	7,113.4

Less: Divestitures	(3.1)	(56.7)	(9.0)	(104.4)
Less: Intercompany revenue	—	(7.2)	—	(22.1)

Adjusted revenue	$2,070.4	$2,376.3	$6,191.1	$6,986.9

Adjusted revenue is used to calculate internal growth for the three and nine months ended September 30, 2009. Intercompany revenue relates to prior year transactions between Republic and Allied that would have been eliminated if the companies had merged on January 1, 2008.
The following table reflects changes in our core adjusted revenue for the three and nine months ended September 30, 2009 and 2008. For comparative purposes, we have presented the components of our revenue changes for the three and nine months ended September 30, 2008 assuming our merger with Allied occurred on January 1, 2008. Our presentation also eliminates revenue associated with divested assets in the period the assets were sold and the comparable period in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Core price	2.8%	4.2%	3.2%	4.3%
Fuel surcharges	(3.6)	2.8	(2.6)	1.9
Commodities	(1.9)	0.3	(2.4)	0.6

Total price	(2.7)	7.3	(1.8)	6.8

Core volume	(10.1)	(3.1)	(9.6)	(2.9)

Total internal growth	(12.8)%	4.2%	(11.4)%	3.9%

Certain prior year amounts have been reclassified to conform to the current year’s presentation.
During the three and nine months ended September 30, 2009, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2009. During the three and nine months ended September 30, 2009, we experienced negative core volume growth in all lines of our business primarily due to the challenging economic environment. We expect to continue to experience lower volumes until economic conditions improve.
We believe that the preceding presentation of adjusted revenue and changes in adjusted revenue provides useful information to investors because it allows investors to understand increases or decreases in our revenue that are driven by changes in the operations of the newly combined company and not merely by the addition of Allied’s revenues for periods after the merger. This information has been prepared for illustrative purposes and is not intended to be indicative of the revenue that would have been realized had the merger been consummated at the beginning of the periods presented or the future results of the combined operations.
Cost of Operations. Cost of operations were $1,207.5 million and $3,643.1 million for the three and nine months ended September 30, 2009 versus $499.5 million and $1,553.5 million for the comparable 2008 periods. Cost of operations as a percentage of revenue was 58.2% and 58.8% for the three and nine months ended September 30, 2009, versus 59.9% and 63.6% for the comparable 2008 periods. The increase in cost of operations in aggregate dollars for the three and nine months ended September 30, 2009 versus the comparable 2008 period is a result of our acquisition of Allied in December 2008.
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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Labor and related benefits	$398.6	19.2%	$155.7	18.7%	$1,190.4	19.2%	$461.8	18.9%
Transfer and disposal costs	179.4	8.7	80.6	9.7	520.0	8.4	237.6	9.7
Maintenance and repairs	161.7	7.8	61.0	7.3	493.1	8.0	178.9	7.3
Transportation and subcontract costs	130.5	6.3	55.7	6.7	389.7	6.3	161.6	6.6
Fuel	92.6	4.5	61.6	7.4	253.7	4.1	177.2	7.3
Franchise fees and taxes	104.6	5.0	29.5	3.5	305.4	4.9	84.8	3.5
Landfill operating costs	20.3	1.0	7.1	0.9	84.1	1.4	85.5	3.5
Risk management	29.3	1.4	14.2	1.7	139.0	2.2	62.3	2.6
Cost of goods sold	18.1	0.9	13.2	1.6	43.6	0.7	40.3	1.7
Other	72.4	3.4	20.9	2.4	224.1	3.6	63.5	2.5

Total cost of operations	$1,207.5	58.2%	$499.5	59.9%	$3,643.1	58.8%	$1,553.5	63.6%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
Cost of operations for the nine months ended September 30, 2008 includes a $32.1 million charge related to environmental conditions at our Countywide Recycling and Disposal Facility in Ohio, as well as a $34.0 million charge related to estimated costs to comply with a consent decree and settlement agreement at the Sunrise Landfill in Nevada. These charges increased our 2008 cost of operations as a percentage of revenue by 2.7% for the nine months ended. The decline in cost of operations as a percentage of revenue is primarily due to lower fuel and disposal costs. In addition, cost of operations was also favorably impacted by increased internalization of our waste streams into landfill sites either owned or operated by us.
Depreciation, Amortization and Depletion of Property and Equipment. Depreciation, amortization and depletion expenses for property and equipment were $200.8 million and $606.2 million, for the three and nine months ended September 30, 2009, versus $75.7 million and $222.2 million, for the comparable 2008 periods. Depreciation, amortization and depletion of property and equipment as a percentage of revenue was 9.7% and 9.8% for the three and nine months ended September 30, 2009, versus 9.1% and 9.1% for the comparable 2008 periods. The increase in depletion, amortization and depletion expenses in aggregate dollars and as a percentage of revenue is primarily due to increases in depreciation and depletion expense associated with equipment and landfills acquired from Allied and recorded at their current fair values.
Amortization of Other Intangible Assets. Expenses for amortization of intangible and other assets were $17.5 million and $52.5 million for the three and nine months ended September 30, 2009, versus $1.6 million and $4.7 million for the comparable 2008 periods. Amortization of other intangible assets as a percentage of revenue was 0.8% for the three and nine months ended September 30, 2009 respectively, versus 0.2% for the comparable 2008 periods. The increase in amortization expense in aggregate dollars and as a percentage of revenue is the result of amortizing other intangible assets we recorded in the purchase price allocation associated with our acquisition of Allied. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames, favorable lease assets and to a lesser extent non-compete agreements.
Accretion Expense. Accretion expense was $22.2 million and $67.4 million for the three and nine months ended September 30, 2009, versus $4.6 million and $13.5 million, for the comparable 2008 periods. Accretion expense as a percentage of revenue was 1.1% for the three and nine months ended September 30, 2009, versus 0.6% for the comparable 2008 periods. The increase in accretion expense in aggregate dollars and as a percentage of revenue is primarily due to an increase in asset retirement obligations associated with our acquisition of Allied. The asset retirement obligations acquired from Allied were recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have historically used to record such obligations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $225.4 million and $658.7 million for the three and nine months ended September 30, 2009 versus $85.6 million and $252.0 million for the comparable 2008 periods. Selling, general and administrative expense as a percentage of revenue was 10.9% and 10.6% for the three and nine months ended September 30, 2009, versus 10.3% for the comparable 2008 periods.
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

The following tables provide the components of our selling, general and administrative costs for the three and nine months ended September 30, 2009 and 2008 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Salaries	$144.9	7.0%	$51.3	6.2%	$414.2	6.7%	$156.1	6.4%
Provision for doubtful accounts	7.4	0.4	3.1	0.4	16.8	0.3	6.4	0.3
Costs to achieve synergies	8.9	0.4	—	—	31.8	0.5	—	—
Other	64.2	3.1	31.2	3.7	195.9	3.1	89.5	3.6

Total Selling, General and Administrative Expenses	$225.4	10.9%	$85.6	10.3%	$658.7	10.6%	$252.0	10.3%

The increase in selling, general and administrative expenses in aggregate dollars is due to our acquisition of Allied. As a percentage of revenue for the three and nine months ended September 30, 2009 versus the comparable 2008 periods, selling, general and administrative expenses are relatively consistent excluding the impact of costs to achieve synergies. Selling, general and administrative expenses also includes costs to achieve synergies, which includes costs such as wages and related benefits for transitional employees from the notification date of their termination through the last day of employment and a synergy related bonus of approximately $25.5 million for the nine months ended September 30, 2009. We expect to incur a similar amount of expense quarterly until the synergy related bonus is fully accrued in December 2010. Separately, in the third quarter of 2008 we incurred charges of $3.2 million related to our pending acquisition of Allied.
Loss (Gain) on Disposition of Assets, Net. During the three and nine months ended September 30, 2009, we recorded loss (gain) on disposition of assets, net of costs to sell of $0.9 million and $(144.3) million, respectively, related to our mandatory disposition of assets as required by DOJ as well as discretionary dispositions. In October 2009, we divested a hauling operation in Miami-Dade County, Florida. As such we adjusted these assets to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $8.7 million in our consolidated statement of income for the three months ended September 30, 2009.
Restructuring Charges. During the three and nine months ended September 30, 2009, we incurred $12.3 million and $55.9 million of restructuring and integration charges related to our integration of Allied, of which $6.8 million and $33.2 million, respectively, consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our “Corporate entities” segment. We expect that the majority of these charges will be paid during the remainder of 2009.
Operating Income. Operating income was $386.9 million and $1,260.6 million for the three and nine months ended September 30, 2009, versus $167.0 million and $394.8 million for the comparable 2008 periods. Operating income as a percentage of revenue was 18.7% and 20.3% for the three and nine months ended September 30, 2009, versus 20.0% and 16.2% for the comparable 2008 periods. The increase operating income in aggregate dollars is due to our acquisition of Allied. The decrease in operating income as a percentage of revenue for the quarter is primarily due to increased depreciation, amortization and depletion expenses. The increase in operating income as a percentage of revenue for the year to date 2009 period is primarily due to the net gains on disposition of assets recorded during the nine months ended September 30, 2009 and the charges recorded during the nine months ended September 30, 2008 related to the Sunrise and Countywide landfills.
Interest Expense. Interest expense was $144.8 million and $448.8 million for the three and nine months ended September 30, 2009, versus $22.6 million and $65.1 million for the comparable 2008 periods. The following tables provide the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense	$112.4	$23.6	$344.1	$67.1
Accretion of debt discounts	25.4	—	76.0	—
Accretion of remediation and risk reserves	9.9	—	33.3	—
Less: capitalized interest	(2.9)	(1.0)	(4.6)	(2.0)

Interest expense	$144.8	$22.6	$448.8	$65.1

The increase in interest expense during the three and nine months ended September 30, 2009 versus the comparable 2008 periods is primarily due to the additional debt we assumed as a result of the acquisition of Allied including, but not limited, to the amortization of valuation discounts applied to the assumed notes to record them at fair value as of the date of acquisition.

Loss on extinguishment of debt. Loss on early extinguishment of debt was $31.8 million for the three and nine months ended September 30, 2009. In September 2009, we issued $650.0 million of 5.5% senior notes due 2019. A portion of the net proceeds from the notes were used to purchase and retire $325.5 million of our outstanding senior notes maturing in 2010 and 2011. In the future we may chose to voluntarily retire certain portions of our outstanding debt before their maturity date using cash from operations or additional borrowings. This early extinguishment of debt may result in an impairment charge for the relative portion of unamortized note discounts and debt issue costs.
Income Taxes. Our provision for income taxes was $91.1 million and $323.9 million for the three and nine months ended September 30, 2009, versus $56.7 million and $131.4 million for the comparable 2008 periods. Our effective tax rate was 43.1% and 41.4% for the three and nine months ended September 30, 2009. Our effective tax rate for the nine months ended September 30, 2009 was favorably impacted by the reversal of reserves for uncertain tax positions. As previously discussed, in October 2009, we divested a hauling operation in Miami-Dade County, Florida. The permanent non-deductible goodwill associated with the sale approximates $26 million which will increase our fourth quarter effective rate.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the nine months ended September 30, 2009:

	Balance		Landfills	Permits		Changes	Balance
	as of	New	Acquired,	Granted,		in	as of
	December 31,	Expansions	Net of	Net of	Airspace	Engineering	September 30,
	2008	Undertaken	Divestitures	Closures	Consumed	Estimates	2009
Permitted airspace:
Cubic yards (in millions)	4,559.6	206.3	(176.8)	(0.9)	(71.0)	(0.1)	4,517.1
Number of sites	213		(9)	(5)			199

Probable expansion airspace:
Cubic yards (in millions)	386.2	(94.8)	(62.2)	—	—	0.1	229.3
Number of sites	23	(7)	(1)	—			15

Total available airspace:

Cubic yards (in millions)	4,945.8	111.5	(239.0)	(0.9)	(71.0)	—	4,746.4

Number of sites	213		(9)	(5)			199

Changes in engineering estimates typically include minor modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
During 2009, total available airspace decreased by a net 199.4 million cubic yards primarily due to divestitures and airspace consumed partially offset by new expansions.
As of September 30, 2009, we owned or operated 199 active solid waste landfills with total available disposal capacity estimated to be 4.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2009, total available disposal capacity is estimated to be 4.5 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria.
As of September 30, 2009, 15 of our landfills meet all of our criteria for including probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 15 landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 44 years. Probable expansion airspace represents 5% of our total available airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2009, accrued final capping, closure and post-closure costs were $1.1 billion, of which $114.9 million is current and $961.2 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Remediation and Other Charges for Landfill Matters
In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability remaining for Countywide recorded as of September 30, 2009 is $76.6 million, of which approximately $2.1 million is expected to be paid out during the remainder of 2009.

In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability remaining for West County recorded as of September 30, 2009 is $44.0 million, of which approximately $2.9 million is expected to be paid out during the remainder of 2009.
On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability remaining for Sunrise recorded as of September 30, 2009 is $37.2 million, of which approximately $0.7 million is expected to be paid out during the remainder of 2009.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the nine months ended September 30, 2009 (in millions):

								Adjustments
	Balance				Additions		Transfers	to	Asset	Balance
	as of			Acquisitions,	for Asset		and	Assets	Retirement	as of
	December 31,	Capital		Net of	Retirement		Other	Held for	Obligation	September 30,
	2008	Additions	Retirements	Divestitures	Obligations	Depletion	Adjustments	Sale	Adjustment	2009
Non-depletable landfill land	$169.3	$3.5	$(2.6)	$(7.9)	$—	$—	$(17.0)	$(5.0)	$—	$140.3
Landfill development costs	4,126.3	1.0	—	(3.0)	25.0	—	39.6	(5.6)	(1.0)	4,182.3
Construction-in-progress landfill	76.2	185.6	—	—	—	—	(22.3)	0.8	—	240.3
Accumulated depletion and amortization	(1,004.2)	—	—	—	—	(216.3)	0.5	4.5	0.1	(1,215.4)

Net investment in landfill land and development costs	$3,367.6	$190.1	$(2.6)	$(10.9)	$25.0	$(216.3)	$0.8	$(5.3)	$(0.9)	$3,347.5

The following table reflects our future expected investment in our landfills as of September 30, 2009 (in millions):

	Balance
	as of	Expected	Total
	September 30,	Future	Expected
	2009	Investment	Investment
Non-depletable landfill land	$140.3	$—	$140.3
Landfill development costs	4,182.3	5,734.7	9,917.0
Construction-in-progress landfill	240.3	—	240.3
Accumulated depletion and amortization	(1,215.4)	—	(1,215.4)

Net investment in landfill land and development costs	$3,347.5	$5,734.7	$9,082.2

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Number of landfills owned or operated	199	58

Net investment, excluding non-depletable land (in millions)	$3,207.2	$845.3
Total estimated available disposal capacity (in millions of cubic yards)	4,746.4	1,694.5

Net investment per cubic yard	$0.68	$0.50

Landfill depletion and amortization expense (in millions)	$216.3	$76.5
Accretion expense (in millions)	67.4	13.5

	283.7	90.0
Airspace consumed (in millions of cubic yards)	71.0	28.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.00	$3.18

The increase in depletion, amortization and accretion expense per cubic yard of airspace consumed is due to our acquisition of Allied, as the fair value of the landfills acquired were in excess of their historical cost.
During the nine months ended September 30, 2009 and 2008, our weighted average compaction rate was approximately 1,650 and 1,600 pounds per cubic yard, respectively, based on our three-year historical moving average. Our compaction rates may continue to improve as a result of more effective compaction techniques and the settlement and decomposition of waste.
As of September 30, 2009, we expect to spend an estimated additional $5.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $8.9 billion, or $1.88 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2009 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash asset additions	—	25.0	—	—
Increase due to acquisition	—	6.6	0.9	—
Asset Retirement Obligation Adjustments	—	(1.0)	—	—
Accretion expense	—	67.4	15.1	10.4
Other additions charged to expense	16.8	—	—	373.4
Other adjustments	—	(0.9)	—	—
Adjustments to assets held for sale	0.2	(1.4)	—	—
Payments or usage	(28.5)	(60.2)	(42.6)	(356.8)

Balance, September 30, 2009	54.2	1,076.1	363.3	435.1
Less: Current portion	(54.2)	(114.9)	(73.5)	(131.4)

Long-term portion	$—	$961.2	$289.8	$303.7

As of September 30, 2009, accounts receivable were $928.2 million, net of allowance for doubtful accounts of $54.2 million, resulting in days sales outstanding of 41, or 26 days net of deferred revenue. In addition, at September 30, 2009, our accounts receivable in excess of 90 days old totaled $60.1 million, or 6.1% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2009 (in millions):

	Gross Property and Equipment
					Non-Cash
	Balance				Additions	Transfers	Adjustments	Balance
	as of			Acquisitions,	for Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Other	Held for	September 30,
	2008	Additions	Retirements	Divestitures	Obligations	Adjustments	Sale	2009
Other land	$464.4	$5.9	$(2.9)	$(22.6)	$—	$(0.3)	$(4.2)	$440.3
Non-depletable landfill land	169.3	3.5	(2.6)	(7.9)	—	(16.9)	(5.1)	140.3
Landfill development costs	4,126.3	1.0	—	(3.0)	24.0	39.6	(5.6)	4,182.3
Vehicles and equipment	3,432.3	281.0	(59.7)	3.5	—	0.9	(29.2)	3,628.8
Buildings and improvements	706.0	3.6	(8.8)	0.7	—	21.3	3.6	726.4
Construction-in-progress — landfill	76.2	185.6	—	—	—	(22.3)	0.8	240.3
Construction-in-progress — other	26.3	20.4	—	7.0	—	(23.0)	—	30.7

Total	$9,000.8	$501.0	$(74.0)	$(22.3)	$24.0	$(0.7)	$(39.7)	$9,389.1

	Accumulated Depreciation, Amortization and Depletion
	Balance	Additions			Asset	Adjustments	Balance
	as of	Charged		Acquisitions,	Retirement	to Assets	as of
	December 31,	to		Net of	Obligation	Held for	September 30,
	2008	Expense	Retirements	Divestitures	Adjustments	Sale	2009
Landfill development costs	$(1,004.2)	$(215.8)	$—	$—	$0.1	$4.5	$(1,215.4)
Vehicles and equipment	(1,147.3)	(368.4)	49.1	—	—	13.4	(1,453.2)
Buildings and improvements	(111.1)	(28.4)	0.3	—	—	4.3	(134.9)

Total	$(2,262.6)	$(612.6)	$49.4	$—	$0.1	$22.2	$(2,803.5)

Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2009 and 2008 are discussed below.
Cash Flows from Operating Activities. Cash provided by operating activities was $1,012.4 million and $474.2 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash provided by operating activities is primarily due to our acquisition of Allied and the expansion of our business, offset by the timing of payments for accounts payable and settlement of our obligations for restructuring, severance, closure, post closure and remediation. Cash used in working capital activities was $235.3 million and $14.9 million for the nine months ended September 30, 2009 and 2008, respectively. This increase in the use of working capital is primarily due to the timing of payments previously noted as well as cash payments for taxes that were previously deferred from the fourth quarter of last year.
Cash Flows Used In Investing Activities. Cash used in investing activities was $19.4 million and $278.3 million for the nine months ended September 30, 2009 and 2008, respectively, and consists primarily of cash used for capital expenditures in 2009 and 2008, partially offset in 2009 by cash proceeds from divestitures, net of cash divested and costs to sell. Cash paid for capital expenditures was $542.5 million and $264.1 million for the nine months ended September 30, 2009 and 2008, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flow from operations, our revolving credit facilities, tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used In Financing Activities. Cash used in financing activities for the nine months ended September 30, 2009 and 2008 was $954.4 million and $177.8 million, respectively, and consists primarily of proceeds from and payments on notes payable and long-term debt, purchases of common stock for treasury during 2008, payments of cash dividends and proceeds from stock option exercises. During the nine months ended September 30, 2009, we made net payments on our debt of $730.1 million. Total borrowings for the nine months ended September 30, 2009 were $1,593.6 million and repayments amounted to $2,323.7 million. During the nine months ended September 30, 2008, we had net borrowings on our debt of $30.2 million. Purchases of common stock for treasury were $0.5 million and $138.4 million during the nine months ended September 30, 2009 and 2008, respectively. Dividends paid were $216.1 million and $93.7 million during the nine months ended September 30, 2009 and 2008, respectively. We expect to continue to use excess flow, proceeds from our credit facilities or new debt offerings to retire current outstanding indebtedness.
From 2000 through 2009, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of September 30, 2009, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011.

Financial Condition
At September 30, 2009, we had $107.3 million of cash and cash equivalents. We also had $254.9 million of restricted cash deposits and restricted marketable securities, including $113.4 million of restricted cash held for capital expenditures under certain debt facilities.
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
The $1.0 billion revolving credit facility due April 2012 and our $1.75 billion revolving credit facility due September 2013 (collectively, the Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. The Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. At September 30, 2009, we had no amounts outstanding under the Credit Facilities and $1,630.7 million of letters of credit utilizing availability under the Credit Facilities, leaving $1,119.3 million of availability under the Credit Facilities. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with the Credit Facilities financial and other covenants. Proceeds from borrowings under the Credit Facilities can be used for working capital, capital expenditures and other general corporate purposes.
The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At September 30, 2009, our EBITDA to interest ratio was 3.85 compared to the 3.00 minimum required by the covenants. In addition, at September 30, 2009, our total debt to EBITDA ratio was 2.91 compared to the 4.00 maximum allowed by the covenants. Therefore, we were in compliance with the covenants of the Credit Facility agreements. EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In September 2009, we issued $650.0 million of 5.5% senior notes due 2019. The notes are general senior unsecured obligations and mature on September 15, 2019. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2010. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of subsidiary guarantors. In addition, in September 2009, we entered into a Registration Rights Agreement with the representatives of the several initial purchasers of the notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes. We used the net proceeds from the notes of approximately $641 million as follows: $325.5 million to tender for certain outstanding senior notes maturing in 2010 and 2011 that were issued by us or one of our subsidiaries, approximately $250 million to reduce amounts outstanding under our Credit Facility and approximately $105 million to remit estimated tax payments related to our divestiture of assets in connection with our merger with Allied, with the remainder to be used for general corporate purposes, including capital expenditures. During the three months ended September 30, 2009, we incurred a charge of $31.8 million for premiums paid to retire the notes being tendered and to write-off unamortized discounts or debt issue costs related to the notes tendered.
We have an accounts receivable securitization program with two financial institutions that allow us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. As of September 30, 2009, receivables secured loans totaled $215.0 million. In May 2009, we renewed the facility for 364 days and reduced the borrowing capacity from $400.0 million to $300.0 million. If we are unable to renew the facility when it matures in May 2010, we will refinance any amounts outstanding with our Credit Facilities or with other long-term borrowings. Despite our ability to refinance or renew the facility, the loan is classified as current because it has a contractual maturity of less than one year.
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
At September 30, 2009, we had $1,228.7 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 0.30% to 8.25% at September 30, 2009 and have maturities ranging from 2010 to 2037. As of September 30, 2009, we had $113.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.

We intend to use excess cash on hand, cash from operating activities and proceeds from the asset divestitures to repay debt, which may include purchases of our outstanding indebtedness in the open market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We may also from time to time, refinance our existing debt through the incurrence of additional borrowings as market conditions appear favorable to us. Despite the current economic conditions, we believe that we will be able to raise additional debt or equity financing, if necessary, to refinance our existing debt as it comes due. With respect to any debt that is retired before its stated due date we will incur a charge for any premiums paid to retire the notes and any unamortized discounts or debt issue costs related to the notes.
Credit Ratings
We have received investment grade credit ratings. As of September 30, 2009, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases that are not classified as debt. We do not guarantee any third-party debt.
Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with GAAP, as cash provided by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment as presented in our unaudited consolidated statements of cash flows. Our free cash flow for the three and nine months ended September 30, 2009 and 2008 is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash provided by operating activities	$324.8	$162.7	$1,012.4	$474.2
Purchases of property and equipment	(187.4)	(98.7)	(542.5)	(264.1)
Proceeds from sales of property and equipment	6.1	2.5	22.8	5.8

Free cash flow	$143.5	$66.5	$492.7	$215.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Purchases of property and equipment per the unaudited condensed consolidated statements of cash flows	$187.4	$98.7	$542.5	$264.1
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(7.3)	1.5	(41.5)	(26.4)

Property and equipment received during the current period	$180.1	$100.2	$501.0	$237.7

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
Contingencies
For a description of our commitments and contingencies, see Note 9, Income Taxes, and Note 14, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger, our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	our ability to successfully integrate Allied’s and Republic’s operations and to achieve synergies or create long-term value for stockholders as expected, including the possibility that we will experience significant and unexpected transaction- and integration-related costs;

•	the impact on us of our substantial post-merger indebtedness, including our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements and the fact that any downgrade in our bond ratings could adversely impact us;

•	general economic and market conditions including, but not limited to, the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control, and our exposure to credit and counterparty risk;

•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste industry;

•	the fact that price increases or changes in commodity prices may not be adequate to offset the impact of increased costs, including but not limited to labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

•	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	the fact that our business is capital intensive and may consume cash in excess of cash flow from operations;

•	that any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and any future legal proceedings, including our matters currently pending with the Department of Justice and Internal Revenue Service;

•	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	any litigation, audits or investigations brought by or before any governmental body;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
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
See Note 12, Other Comprehensive Income, of the notes to our unaudited consolidated financial statements for further discussion of our fuel hedges.
Recycling Commodities Price Risk
We sell recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the nine months ended September 30, 2009 and 2008 were approximately $126.3 million and $100.0 million, respectively.
See Note 12, Other Comprehensive Income, of the notes to our unaudited consolidated financial statements for further discussion of our recycling commodities hedges.
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At September 30, 2009, we had $1.0 billion of floating rate debt and $0.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $12 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 8, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in routine judicial and administrative proceedings that arise in the ordinary course of business and that relate to, among other things, personal injury or property damage claims, employment matters and commercial and contractual disputes. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are also routinely a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations or liabilities. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage, or violations of the permits and licenses pursuant to which we operate.
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
Litigation
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below or in Note 9, Income Taxes, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
Countywide Matter
On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os relate to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, include, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA, but the OEPA has not approved Republic-Ohio’s plan to suppress the chemical reaction. Republic-Ohio has received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems.
On September 30, 2009 Republic-Ohio entered into two legally binding agreements with the State of Ohio designed to further refine the activities necessary to resolve alleged compliance and licensing issues at the Countywide facility.
The first agreement is a Consent Order that resolves ongoing allegations of noncompliance at the facility and reflects agreements regarding the status of facility licensing. The allegations of noncompliance were summarized in a complaint that was filed by the Ohio Attorney General in the Stark County Court of Common Pleas and resolved the same day in accordance with terms of an agreed upon Consent Order entered into between Republic-Ohio and the State of Ohio. The Consent Order with Ohio requires Republic-Ohio to pay civil penalties and financial relief of $10.0 million, submit updated permit documents, and assess, evaluate, and determine the appropriate time to address certain compliance issues at the facility. Compliance with the terms of the Consent Order and other applicable rules will result in Countywide being considered to be in substantial compliance or on a legally enforceable schedule to return to compliance for annual licensing purposes.
The second agreement is a set of F&Os that were agreed to and entered into with the Ohio EPA. The F&Os require the implementation of a comprehensive operation and maintenance program that contains specific requirements for managing the remediation area. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide.
The September 30, 2009 F&Os supersede previous F&Os (discussed above) that were issued to Republic-Ohio regarding the reaction in the remediation area of the landfill. The operation and maintenance program requires Countywide to, among other things, maintain the temporary cap and other engineering controls designed to prevent odors and isolate and contain the reaction. The operation and maintenance program also contains provisions that require the installation of composite cap in the remediation area when conditions become conducive to such installation.
Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the U.S. EPA requiring the reimbursement of costs incurred by the U.S. EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA and reimbursed the U.S. EPA for certain costs associated with the U.S. EPA’s involvement in overseeing implementation of the AOC.
The Commissioner of the Stark County Health Department (Commission) previously recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. The Commissioner also intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health has been concluded pursuant to a Consent Order entered into between Republic-Ohio and the Board of Health in the Stark County Court of Common Pleas. The Consent Order requires the Board of Health to issue conditional and/or final operating license to Countywide and requires Republic-Ohio to reimburse the Board of Health for certain expenses incurred related to monitoring and investigation of complaints regarding Countywide not to exceed $300,000. Countywide’s 2009 operating license has been challenged by Tuscarawas County but it remains in full force and effect.
We believe that we have performed or are diligently performing all actions required under the F&Os, the AOC, and any applicable Consent Orders and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. A second almost identical lawsuit was filed on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas with approximately 82 plaintiffs. These plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. The relief requested on behalf of each plaintiff in both actions is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We intend to vigorously defend against the plaintiffs’ allegations in both actions. We cannot at this time predict the ultimate outcome of this matter or the reasonably possible loss, if any.
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
Luri Matter
On August 17, 2007, a lawsuit was filed against us and certain of our subsidiaries relating to an alleged retaliation claim by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest is presently accruing at a rate of 8% for 2008 and 5% for 2009. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The parties submitted their appeal briefs and oral argument was scheduled for October 27, 2009. On October 23, 2009, the Court of Appeals dismissed the appeal finding that it was not based on a final appealable trial court order. We expect that the case will return to the trial court for additional proceedings which may include entry of additional order(s) by the trial court followed by another appeal. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.
Forward Matter
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008. Forward and Allied accepted service of the complaint in October 2008, and in November 2008, each filed answers denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.
Sycamore Matter
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against Allied’s subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq., the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq. and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq. (collectively, the Applicable Statues) between January 2007 and August 2007. The State of West Virginia sought injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statutes as well as to eliminate all common law public nuisances, and sought monetary sanctions of up to $25,000 per day for each violation. Pursuant to a Consent Judgment entered by the court on March 18, 2009, the parties agreed that we had complied with all applicable statutes and eliminated all common law public nuisances. We also agreed to a remedy that is estimated to cost approximately $154,000, comprised of approximately $93,000 in six quarterly payments and a supplemental environmental project estimated to cost approximately $61,000. We have commenced the payments and the project is underway.
Carter Valley Matter
On April 12, 2006, federal agents executed a search warrant at BFI Waste Systems of Tennessee, LLC’s Carter Valley Landfill (the Landfill) and seized information regarding the Landfill’s receipt of special waste from one of its commercial customers. On the same date, the U.S. Attorney’s Office for the Eastern District of Tennessee served a grand jury subpoena on Allied seeking related documents (the 2006 Subpoena). Shortly thereafter, the government agreed to an indefinite extension of the time to respond to the subpoena, and there were no further communications between Allied and the federal government until 2008. In 2007, while the federal investigation was pending, the Tennessee Department of Environment and Conservation investigated the Landfill’s receipt of the same special waste, determined that there was not a sufficient basis to conclude that the Landfill had disposed of hazardous waste, and took no enforcement action. On April 2, 2008, the US Attorney’s Office issued a new grand jury subpoena seeking the same categories of documents requested in the 2006 Subpoena. On September 14, 2009, the DOJ informed us that it declined to prosecute us or any of our current or former employees and that it would be returning the documents and other items previously seized pursuant to a search warrant. The DOJ subsequently stated in a September 28, 2009 email to Company counsel that it considers its investigation “closed.”
Carbon Limestone Matter
On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the acceptance of hazardous waste from two customers and issues regarding the site’s leachate management collection system and groundwater monitoring program. While the proposed F&Os would require the site to undertake various corrective actions and pay a civil penalty of $155,311, a number of issues have been clarified during negotiations with OEPA. It is expected that a revised proposal from OEPA will reverse the estimated penalty to less than $75,000. We will continue to vigorously defend the claims.
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties complaint, which the plaintiffs amended on August 31, 2009, purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We intend to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints. PADEP subsequently issued four additional notices of violation for similar alleged violations. The combined penalties proposed by the agencies total approximately $1 million. We are engaged in on-going discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.
Colorado Landfills Matter
The Colorado Department of Public Health and Environment submitted to the Company a proposed combined Compliance Order on Consent (Proposed Consent Order) in June 2009 in connection with notices of violation it had previously issued to Tower Road Landfill, Foothills Landfill, and Denver Regional North Landfill, located in Commerce City, Golden, and Denver, Colorado, respectively, alleging certain violations of the Clean Air Act and the landfills’ operating permits. On October 15, 2009, the Consent Order was signed which resolved all issues and included a total penalty of $102,200.
Litigation Related to the Merger with Allied
On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.
Contracting Matter
We recently discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and expect further discussions with, law enforcement authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.
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
To accomplish the withdrawal from the CFC, in January 2009, we paid the government’s counterclaim for penalty and penalty interest of approximately $11 million. Prior to December 31, 2008, Allied had already paid $51.0 million in tax and interest relating to the 1997 through 1999 BFI tax years. As a result, all tax, interest and penalties related to the 1997 through 1999 BFI tax years have been paid. On April 28, 2009, the judge in the CFC issued an order dismissing our case with prejudice. As a consequence, the tax, interest and penalty amounts paid by us for the BFI tax years will not be recoverable in any subsequent action.
If the capital loss deduction is fully disallowed for all applicable years, we estimate that it would have a total cash impact (including amounts already paid to the IRS as described below) of approximately $449 million related to federal taxes, state taxes and interest, and, approximately $172 million related to penalty and penalty-related interest. These amounts have been fully accrued in our consolidated balance sheet, and therefore, disallowance would not materially affect our consolidated results of operations. However, a payment beyond the amounts already paid would adversely impact our cash flow in the period such payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. Due to the high rate of interest associated with this matter, we or Allied have previously paid the IRS and various state tax authorities $395 million related to capital loss deductions taken on BFI’s 1997 through 1999 and Allied’s 1999 through 2002 tax returns. In addition, we or Allied have paid approximately $11 million of penalty and penalty-related interest for the BFI 1997 — 1999 tax years. Although we have fully accrued all tax, interest, penalty, and penalty-related interest relating to this matter, we intend to vigorously prosecute our suit for refund of the tax and interest and defend against the IRS’ claims for penalties and penalty-related interest in the Arizona District Court unless a settlement is reached between the parties. Presently, the parties have been engaged in settlement discussions. While there can be no assurances, we anticipate that the final resolution of the dispute, through adjudication or settlement, may be more favorable than the full amount currently accrued for tax, interest, penalty and penalty-related interest.
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through September 30, 2009 of approximately $56 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.
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

ITEM 1A. RISK FACTORS.
There were no material changes during the nine months ended September 30, 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Republic Services, Inc., as of October 28, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 30, 2009).
4.1	Indenture, dated as of September 8, 2009, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.2	First Supplemental Indenture, dated as of September 8, 2009, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.3	Registration Rights Agreement, dated as of September 8, 2009, by and among the Company, the guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated September 9, 2009).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101**	The following materials from Republic Services, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

	By:	/s/ TOD C. HOLMES Tod C. Holmes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2009	By:	/s/ CHARLES F. SERIANNI Charles F. Serianni
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)