Form 10-K
period 2009-12-31
REPUBLIC SERVICES, INC.
filed 2010-02-24
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $9.3 billion.

As of February 16, 2010, the registrant had outstanding 380,983,615 shares of Common Stock (excluding treasury shares of 14,933,855).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Republic”, “the company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries, including Allied Waste Industries, Inc. and its subsidiaries (Allied) for periods on or after December 5, 2008.

PART I

ITEM 1.	BUSINESS

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 376 collection companies in 40 states and Puerto Rico. We own or operate 223 transfer stations, 192 active solid waste landfills and 78 recycling facilities. We also operate 74 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996.

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $56 billion, of which approximately 58% is generated by publicly owned waste companies. We believe that we and one other public waste company generated in excess of 60% of the publicly owned companies’ total revenue. Additionally, industry data indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 16% and 26%, respectively, of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation and is subject to changes in residential and commercial construction activity.

Our operations are national in scope, but the physical collection and disposal of waste is very much a local business; therefore, the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we can drive greater overall operating efficiency across the company, while maintaining day-to-day operating decisions at the local level, closest to the customer. We implement this strategy through an organizational structure that groups our operations within a corporate, region and area structure. We manage our operations through four geographic operating segments which are also our reportable segments: Eastern, Midwest, Southern and Western. The boundaries of our operating segments have changed and may continue to change from time to time. Each of our regions is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe this structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy, and allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.

On December 5, 2008, we acquired all of the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included approximately $5.4 billion of debt, at fair value. As a condition of the merger with Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As of September 30, 2009, we completed our required divestitures. As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. We believe that our merger with Allied created a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.

We had revenue of $8.2 billion and $3.7 billion and operating income of $1.6 billion and $0.3 billion for the years ended December 31, 2009 and 2008, respectively. In addition to our merger with Allied, a number of items impacted our 2009 and 2008 financial results. For a description of these items, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Consolidated Results of Operations included elsewhere in this Annual Report on Form 10-K.

During the past several years, we supported our internal growth strategy with our presence in markets with higher than average population growth. We believe our presence in these markets positions us to experience growth at rates that are generally higher than those of declining population growth.

We continue to focus on enhancing shareholder value by implementing our financial, operating and growth strategies. In order to ensure that our goals relative to these strategies are achieved, we have developed and implemented incentive programs that help focus our entire company on realizing key performance metrics which include increasing free cash flow, achieving targeted earnings, maintaining and improving returns on invested capital, as well as achieving and maintaining integration synergies. Our financial, operating and growth strategies are described further herein.

Financial Strategy

Key components of our financial strategy include our ability to generate free cash flow and sustain or improve our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (U.S. GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of shareholder value and provides useful information regarding the recurring cash provided by our operating activities after expenditures for property and equipment, net of proceeds from sales of property and equipment. Free cash flow also demonstrates our ability to execute our financial strategy, which includes reinvesting in capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade ratings and minimizing debt, paying cash dividends, repurchasing our stock and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine management’s compensation.

We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable and accounts payable.

We have used and will continue to use our cash flow to maximize shareholder value as well as our return on invested capital. Our strategy includes:

•	Customer Service. We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and facilities to ensure the highest level of service to our customers and the communities we serve. Because of the economic slowdown, we were able to lower our capital reinvestment during 2009 below that which otherwise would have been expected for the combined companies. However, we remain acutely focused on ensuring that we are not under investing in our business and that we have the appropriate complement of physical assets to take advantage of additional business resulting from an economic recovery. In addition, we continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices. We believe that these in turn will help us achieve profitable growth.

•	Internal Growth.

Price Growth. Growth through price increases helps ensure that we obtain an adequate return on our substantial capital investment and the business risk associated with such investment. Price increases also allow us to recover historical and current year increases in operating costs, which ultimately enhances our operating margins.

Volume Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. This includes not only expanding landfill and transfer capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business. We work to increase collection and disposal volumes while ensuring that prices charged for such services provide an appropriate return on our capital investment.

•	Debt. During 2009, payments of debt net of borrowings were $865.9 million. During 2009, we repaid approximately $1.6 billion of senior notes and amounts outstanding under our credit facilities primarily using proceeds from offering $1.3 billion of senior notes, proceeds from disposition of assets and cash flow from operations. As a result, we reduced the average coupon rate on our senior notes, on a weighted average basis, by more than 130 basis points while extending our debt maturities thereby giving greater stability to our capital structure. Furthermore, we anticipate taking advantage of capital market opportunities to mitigate our financial risk by issuing new debt and using the proceeds to repay existing debt.

•	Credit Ratings. We believe that a key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB by Standard & Poor’s, BBB- by Fitch and Baa3 by Moody’s as of December 31, 2009. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates. Our cash utilization strategy will continue to focus on maintaining our investment grade ratings.

•	Dividends. In July 2003, our Board of Directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in the third quarter of 2008, representing an average annualized growth rate of approximately 30%. Our current quarterly cash dividend per share is $0.19. We will consider increasing our quarterly cash dividend if we believe it will enhance shareholder value.

•	Market Growth and Optimization. Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects to support growth while achieving acceptable rates of return. We develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We also expand our existing landfill sites, when possible. We supplement this organic growth with acquisitions of operating assets, such as landfills, transfer stations, and tuck-in acquisitions of collection and disposal operations in existing markets. We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through the integration of additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets.

•	Share Repurchase. Once we reduce our debt to EBITDA ratio, as defined in our credit agreement, we will consider reinstituting our share repurchase program. We believe that this may occur sometime during 2011. We intend to execute our financial strategy while maintaining flexibility to take advantage of market growth opportunities and maintaining our investment grade ratings. EBITDA is a non-GAAP measure. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.

For certain risks related to our financial strategy, see Item 1A. Risk Factors.

Operating Strategy

We seek to leverage existing assets and revenue growth to increase operating margins and enhance shareholder value. Our operating strategy for accomplishing this goal includes the following:

•	utilize the extensive industry knowledge and experience of our executive management team,

•	integrate waste operations,

•	utilize a decentralized management structure in overseeing day-to-day operations,

•	improve operating margins through economies of scale, cost efficiencies and asset utilization,

•	achieve high levels of customer satisfaction, and

•	utilize business information systems to improve consistency in financial and operational performance.

Experienced Executive Management Team. We believe that we have one of the most experienced executive management teams in the solid waste industry.

James E. O’Connor, who has served as our Chief Executive Officer (CEO) since December 1998, also became our Chairman in January 2003. He worked at Waste Management, Inc. from 1972 to 1978 and from 1982 to 1998. During that time, he served in various management positions, including Senior Vice President in 1997 and 1998, and Area President of Waste Management of Florida, Inc. from 1992 to 1997. Mr. O’Connor has 35 years of experience in the solid waste industry.

Donald W. Slager became our President and Chief Operating Officer (COO) upon our merger with Allied in December 2008. Prior to the merger, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. He held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 24 years of experience in the solid waste industry.

Tod C. Holmes has served as our Chief Financial Officer (CFO) since August 1998. Mr. Holmes served as our Vice President of Finance from June 1998 until August 1998 and as Vice President of Finance of our former parent company’s Solid Waste Group from January 1998 until June 1998. From 1987 to 1998, Mr. Holmes served in various management positions with Browning-Ferris Industries, Inc., including Vice President, Investor Relations from 1996 to 1998, Divisional Vice President, Collection Operations from 1995 to 1996, Divisional Vice President and Regional Controller — Northern Region from 1993 to 1995, and Divisional Vice President and Assistant Corporate Controller from 1991 to 1993. Mr. Holmes has over 22 years of experience in the solid waste industry.

Our regional senior vice presidents have an average of 22 years of experience in the industry.

Continuing Merger Integration Strategy. On December 5, 2008 we completed our merger with Allied. We believe that our merger integration strategy is well underway, and we continue to believe this merger is different from historical attempts to consolidate the waste industry for a number of reasons, including the following:

•	Two Mature Companies. Most previous attempts to consolidate the waste industry focused on a “roll up” strategy often involving relatively young companies solely focused on increasing revenue through acquisitions. Our merger with Allied involved two mature companies with similar business practices and performance metrics that have been developed and refined over the course of a number of years. We believe that the combination of our maturity and proven business practices and performance metrics has been a critical component of our success in 2009 and will be a critical component of our future success.

•	Best Practices. Our merger also affords us the opportunity to select the best tools and systems and to adopt the best practices of two successful companies. Republic had a history of financial discipline evident in the consistent generation of increasing levels of free cash flow. Allied was noted for its integrated operations and focus on procurement. We believe that our merger has given us an unique opportunity to combine the strengths of these two successful organizations and create a best-in-class waste management company.

•	Timely and Focused Integration Process. We are acutely aware that previous acquisitions in the waste management and other industries failed because of a lack of focus on integration. As such, we began to develop our integration process and strategy in June 2008, long before our merger was consummated. Our process identified specific integration related tasks focused on all levels of the organization, especially our individual business units. We engaged employees at all levels of the company to develop a detailed integration plan and to ensure that each of our employees understands their role in the process. The integration process is well underway and is ahead of schedule.

•	Strong Operating Platform. The merger has created a company with a strong, national operating platform. The foundation of this platform is our large network of disposal sites. This disposal network provides us with a far stronger vertically integrated operating structure than either company would have been able to achieve on its own. We believe that our improved vertically integrated operations will be a key driver of our future profitability.

•	Complementary Operations and Cultures. The overlay of our operating locations reflects another compelling attribute of our merger. Republic and Allied operated complementary geographies and shared very similar cultures that are centered on a commitment to providing “industry-leading solid waste and environmental services that exceed our customers’ highest expectations.”

•	Significant Synergies. Prior to the effective date of our merger with Allied, we identified $150 million of annual run-rate integration synergies. We also developed a detailed plan for realizing this goal that includes participation at all levels throughout the company from the drivers of our fleet of collection vehicles to our board of directors. This plan anticipated achieving $100 million of annual run-rate integration synergies by the end of fiscal 2009. As of December 31, 2009, we have already met our original goal of $150 million of run-rate synergies and have increased our total goal for annual run-rate synergies to $165 million to $175 million. We expect to achieve this goal by the end of 2010.

•	Strong Capital Structure. Republic enjoys a strong capital structure and investment grade credit ratings post-merger. Our combination with Allied has created a company that produces substantial annual free cash flow. This strong cash producing characteristic will allow us to pursue our mission of increasing shareholder value by focusing on investing in our business, paying down our debt, funding dividends and reinstituting our share repurchase program.

Decentralized Management Structure. We rely on a decentralized management structure to minimize administrative overhead costs and to manage our day-to-day operations more efficiently. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. Each regional management team includes a senior vice president, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe that our strong regional management teams allow us to more effectively and efficiently drive our initiatives and help ensure consistency throughout our organization. Our regional management teams and our area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for our area management teams is primarily based on improving operating income produced and the free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have achieved one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating our customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to improve operating margins.

Integrated Operations. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. We expect that our fully integrated markets generally will have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the years ended December 31, 2009 and 2008, approximately 68% and 58%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization). This increase in internalization is due to a higher concentration of integrated hauling and landfill operations acquired in our merger with Allied. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities (flow-control). This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. Because we do not have landfill facilities or government-controlled disposal facilities for all markets in which we provide collection services, we believe that landfill and transfer station acquisitions, operating agreements, and market development give us the opportunity to increase our waste internalization rate and further integrate our operations. By further integrating operations in existing markets, we may be able to reduce our disposal costs.

Economies of Scale, Cost Efficiencies and Asset Utilization. We continue to identify and implement best practices throughout our organization with the goal of permanently improving overall operating and financial results. These best practice initiatives focus on critical areas of our operations such as landfill operations, truck routing, maintenance and related service efficiencies, purchasing and administrative activities. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for truck routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Of particular benefit are the opportunities associated with the blending of operations as a result of the Allied merger. Scheduled for full completion by the first half of 2010, these markets offer the potential for marked improvement in operating results. Generally speaking, there are significant opportunities in these markets to leverage economies of scale and the existing asset base, while realizing improved operating efficiencies. Upon the completion of the integration of Allied, our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform. In addition, our procurement initiatives ensure that we negotiate the best volume discounts for goods and services purchased, including waste disposal rates at landfills operated by third parties. Furthermore, we have taken steps to maximize the utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet and drivers, we use a route optimization program to minimize drive times and improve operating density. By using assets more efficiently, operating expenses can be reduced.

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

Focus on Systems Utilization. We continue to invest in the integration and expansion of our information systems and technology platform. Our future platform will consist of best-in-class legacy systems from both Republic and Allied. During 2009, we converted the entire company to a single payable and general ledger system. Additionally, we made significant progress in converting to a single operating system. We expect to complete our operating system conversion by the third quarter of 2010. In addition, during January 2010, we converted the entire company to a single payroll and human resource system. Our future technology related initiatives will include customer relationship management, billing, productivity and maintenance systems. We believe that the combination of these systems will prove to be a competitive advantage for our company.

For certain risks related to our operating strategy, see Item 1A. Risk Factors.

Growth Strategy

Our growth strategy focuses on increasing revenue, gaining market share and enhancing shareholder value through internal growth and acquisitions. We manage our growth strategy as follows:

Internal Growth. Our internal growth strategy focuses on retaining existing customers and obtaining new commercial, municipal and industrial customers through our well-managed sales and marketing activities.

•	Pricing Activities. We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in assets such as our landfills. During 2009, we continued to secure broad-based price increases across all lines of our business to offset various escalating capital and operating costs. Price increases will remain a major component of our overall future operating strategy.

•	Long-Term Contracts. We seek to obtain long-term contracts for collecting solid waste in markets with growing populations. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. We believe it is important to have secured exclusive, long-term franchise agreements in growing market areas. We believe that this positions us to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growing population markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

•	Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. We provide a National Accounts program in response to the needs of our national clients, centralizing services to effectively manage their needs, such as minimizing their procurement costs. We currently have approximately 1,000 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective commercial, industrial, municipal and residential customers. We emphasize our rate and cost structures when we train new and existing sales personnel. In addition, we utilize a customer relationship management system that assists our sales people in tracking leads. It also tracks renewal periods for potential commercial, industrial and franchise contracts.

•	Development Activities. We seek to identify opportunities to further our position as an integrated service provider in markets where we provide services for a portion of the waste stream. Where appropriate, we seek to obtain permits to build transfer stations, recycling facilities, and landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquiring such projects, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

Acquisition Growth. We look to acquire businesses that complement our existing business platform. Our acquisition growth strategy focuses primarily on privately held solid waste companies and the waste operations of municipal and other local governmental authorities. We believe that our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements as a result of changes in solid waste regulatory requirements, and the limited number of exit strategies for these privately held companies’ owners. We also seek to acquire operations and facilities from municipalities that are privatizing, as they seek to increase available capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. In sum, our acquisition growth strategy focuses primarily on the following:

•	acquiring privately held businesses that position us for growth in existing and new markets,

•	acquiring well-managed companies and, when appropriate, retaining local management, and

•	acquiring operations and facilities from municipalities that are privatizing and from publicly owned companies that are divesting of assets.

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

Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers through 376 collection companies. In 2009, 76.9% of our revenue was derived from collection services. Within the collection line of business, 35% of our revenue is from services provided to municipal and residential customers, 40% is from services provided to commercial customers, and 25% is from services provided to industrial and other customers.

Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in their respective jurisdictions. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by considerations such as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, transportation costs, the distance to the disposal facility, and the cost of disposal.

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

Transfer and Disposal Services. We own or operate 223 transfer stations. We deposit waste at these transfer stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. In 2009, transfer and disposal services accounted for 18.9% of our revenue.

As of December 31, 2009, we owned or operated 192 active landfills, which had approximately 35,000 permitted acres and total available permitted and probable expansion disposal capacity of approximately 4.6 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, we cannot assure you that all proposed or future expansions will be permitted as designed.

We also have responsibility for 132 closed landfills, for which we have associated closure and post-closure obligations.

Landfill Gas and Renewable Energy Projects. During 2009, we brought eleven landfill gas-to-energy projects on line, bringing our total number of such projects to 74 or over one third of our active landfills. These projects consist of the following:

•	51 electric generating plants powered by landfill gas,

•	14 medium Btu plants that provide landfill gas to industrial users,

•	6 high Btu plants that produce pipeline quality gas, and

•	3 projects that use landfill gas to power leachate evaporating equipment.

Our 51 electric projects generate 323 megawatts of electricity, enough to power approximately 192,000 homes. Our 23 other projects provide or process more than 58,000 square cubic feet per minute of gas, enough to heat almost 200,000 homes. The environmental benefit of all of our projects combined is the equivalent of removing nearly 4 million cars from the road.

During 2009, we also combined a first-of-its-kind solar technology with an existing gas-to-energy system which turned our Tessman Road Landfill in San Antonio, Texas into a sustainable energy park. A closed portion of the landfill is now capped with a Solar Energy Cover, developed by Republic, which generates electricity for homes and businesses in the surrounding area. We expect to install a similar system at one or more of our landfills during 2010.

Many of our landfills that do not have gas-to-energy or renewable energy projects are capable of supporting such projects. As a result, we intend to bring several of these projects on line each year for many years to come.

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

Sales and Marketing

We seek to provide quality services that will enable us to maintain high levels of customer satisfaction. We derive our business from a broad customer base, which we believe will enable us to experience stable growth. We focus our marketing efforts on continuing and expanding our business with existing customers, as well as attracting new customers.

We employ approximately 1,000 sales and marketing employees. Our sales and marketing strategy is to provide high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

Most of our marketing activity is local in nature. However, we also provide a national accounts program in response to the needs of some of our national and regional customers. Our national accounts program is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with our national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals, and provide customized reporting. The national accounts program centralizes services to effectively manage customer needs, while helping minimize procurement costs. With our extended geographic reach, our national accounts program effectively serves 40 states and Puerto Rico. As industry leaders, our mission is to utilize our strengths and expertise to exceed customer expectations by consistently delivering the best national program available.

We generally do not change the trade names of the local businesses we acquire, and therefore we do not operate nationally under any one mark or trade name.

Customers

We provide services to a broad base of commercial, industrial, municipal and residential customers. No one customer has individually accounted for more than 5% of our consolidated revenue or of our reportable segment revenue in any of the last three years.

Competition

We operate in a highly competitive industry. Entry into our business and the ability to operate profitably in the industry require substantial amounts of capital and managerial experience.

Competition in the non-hazardous solid waste industry comes from a few large, national publicly owned companies, including Waste Management, Inc., several regional publicly and privately owned solid waste companies, and thousands of small privately owned companies. In any given market, competitors may have larger operations and greater resources. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

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

Seasonality and Severe Weather

Our operations can be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the case of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, in the existing climate of heightened environmental concerns, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. We cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established final capping, closure, post-closure and remediation liabilities that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves. Refer to the Contractual Obligations table within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein for further information.

Federal Regulation. The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

•	The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (RCRA). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

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

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but can also be based upon the existence of small quantities of more than 700 “substances” characterized by the EPA as “hazardous,” many of which are found in common household waste.

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

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous waste, it is likely that hazardous substances have been deposited or “released” at landfills or other properties owned by third parties where we have transported to and disposed of waste or at our landfills or at other properties that we currently own or operate or may have owned or operated. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•	The Federal Water Pollution Control Act of 1972 (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Point source runoff from our landfills and transfer stations that is discharged into surface waters must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and discharges from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects wetlands generally must be permitted prior to such development commencing, and permitting agencies may require mitigation.

•	The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill is required to have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with resulting capital or operating costs. See Item 1A. Risk Factors — “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate.” Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas.

•	The Occupational Safety and Health Act of 1970 (OSHA). OSHA authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

To construct, operate and expand a landfill, we must obtain one or more construction or operating permits, as well as zoning and land use approvals. These permits and approvals may be difficult and time-consuming to obtain and to operate in compliance with, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to denial, modification, non-renewal and revocation by the issuing agency. In connection with our acquisition of existing landfills, we may be required to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

Other Regulations. Many of our facilities own and operate underground storage tanks that are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal, and that, in the event of leaks, require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks currently meet all applicable regulations. If underground storage tanks we own or operate leak, we could be liable for response costs and, if the leakage migrates onto the property of others, we could be liable for damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Liabilities Established for Landfill and Environmental Costs. We have established liabilities for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our liabilities recorded for such landfill and environmental expenditures are adequate. However, environmental laws may change, and we cannot assure you that our recorded liabilities will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us.

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

We have general liability, vehicle liability, employment practices liability, pollution liability, directors and officers’ liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and we have, subject to limitations and exclusions, substantial liability insurance, we cannot assure you that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are insured subject to the excess policy limits and exclusions. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

Employees

As of December 31, 2009, we employed approximately 31,000 full-time employees, approximately 27% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes that we have good relations with our employees.

Availability of Reports and Other Information

Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the Securities and Exchange Commission (SEC). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. In addition, the SEC website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Annual Report on Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of

Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger, our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties, including the risks set forth below in these risk factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

In light of these risks, uncertainties, assumptions and factors, the results anticipated by the forward-looking statements discussed in this Annual Report on Form 10-K may not occur. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

We have substantial indebtedness, which may limit our financial flexibility.

As of December 31, 2009, we had approximately $7.4 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other restrictive covenants of our debt instruments. Further, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, reducing dividends, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

The downturn in the U.S. economy may continue to have an adverse impact on our operating results.

A weak economy generally results in decreases in the volumes of waste generated. In 2009, weakness in the U.S. economy had a negative effect on our revenue, operating results and operating cash flows. The current and previous economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing and construction industries and our proceeds from sales of recycled commodities. As a result of the global economic crisis, we may experience the negative effects of increased competitive pricing pressure and customer turnover as well. We cannot assure you that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our consolidated financial condition, results of operations or cash flows. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.

The downturn in the U.S. economy may expose us to credit risk for amounts due from governmental agencies, large national accounts and others.

The weak U.S. economy has reduced the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, the weak economy may cause other customers, including our large national accounts, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could have a negative impact on our consolidated financial condition, results of operations and cash flows.

The downturn in the U.S. economy and in the financial markets could expose us to counter-party risk associated with our derivatives.

To reduce our exposure to fluctuations in various commodities and interest rates, we have entered into a number of derivative agreements. These derivative agreements require us or the counter-party to such agreements to make payments to the other party if the price of certain commodities or interest rates vary from a specified amount. A continued downturn in the U.S. economy or in the financial markets could adversely impact the financial stability of the counter-parties with which we do business, potentially limiting their ability to fulfill their obligations under our derivative agreements. This could have a negative impact on our consolidated financial condition, results of operations and cash flows.

The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.

We principally compete with large national waste management companies, municipalities and numerous regional and local companies for collection and disposal accounts. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on disposal costs, geographic location and quality of operations. Some of our competitors may have greater financial and operational resources than us. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills may also be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets. If we were to lower prices to address these competitive issues, it could negatively impact our revenue growth and profitability.

Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.

We seek to secure price increases necessary to offset increased costs (including fuel and environmental costs), to improve operating margins and to obtain adequate returns on our substantial investments in assets such as our landfills. From time to time, our competitors may reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions may also limit our ability to raise prices. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. We may also lose volume to lower-cost competitors.

Increases in the cost of fuel or petrochemicals will increase our operating expenses, and we cannot assure you that we will be able to recover fuel or oil cost increases from our customers.

We depend on fuel to run our collection and transfer trucks and other equipment used for collection, transfer, and disposal. We buy fuel in the open market. Fuel prices are unpredictable and can fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, and regional production patterns. We may not be able to offset such volatility through fuel surcharges. For example, our fuel costs were $349.8 million in 2009, representing 7.2% of our cost of operations compared to $235.3 million in 2008, representing 9.7% of our cost of operations. This decrease in fuel costs as a percent of our cost of operations primarily reflects a decrease in the price of fuel.

In order to manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties if the price of fuel varies from a specified amount. However, we do not hedge our entire fuel usage. During 2009, only 6.4% of our fuel purchases were hedged.

Over the last several years, regulations have been adopted mandating the reduction of vehicle tail pipe emissions and, in October 2009, the EPA indicated it will establish the first U.S. standards for greenhouse gas emissions from automobiles. The regulations could affect the type of fuel our trucks use and could materially increase the cost and consumption of our fuel. Our operations also require the use of products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.

We process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our consolidated financial condition, results of operations and cash flows.

Adverse weather conditions may limit our operations and increase the costs of collection and disposal.

Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting in the future from climate change, any of which could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.

We currently have matters pending with the Internal Revenue Service (the “IRS”), which could result in large cash expenditures and could have a material adverse impact on our operating results and cash flows.

We are currently under examination by the IRS with regard to Allied’s federal income tax returns for tax years 2007 and 2008, and Allied’s 2000 through 2006 federal income tax returns are at appeals. Republic is under audit for its 2007 and 2008 federal income tax returns, and under examination for its 2008 federal income tax return.

During its examination of Allied’s 2002 tax year, the IRS asserted that a 2002 redemption of four partnership interests in waste-to-energy businesses should have been recharacterized as disguised sale transactions. This issue is currently before the Appeals Division of the IRS. The Company believes its position is supported by relevant technical authorities and strong business purpose and we intend to vigorously defend our position on this matter. The potential tax and interest through December 31, 2009 (to the extent unpaid) have been fully reserved in our consolidated balance sheet. A disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time this matter is resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

For additional information on these matters, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Other matters may also arise in the course of tax audits that could adversely impact our consolidated financial condition, results of operations or cash flows.

We may be unable to execute our financial strategy.

Our ability to execute our financial strategy depends on our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control. We cannot assure you that we will be able to maintain our investment grade ratings in the future. Our interest expense would increase and our ability to obtain financing on favorable terms may be adversely affected should we fail to maintain investment grade ratings.

Our financial strategy is also dependent on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, reduce indebtedness and minimize borrowings, and take other actions to enhance shareholder value. We cannot assure you that: we will be successful in executing our broad-based pricing program; we will generate sufficient cash flow to execute our financial strategy; we will be able to pay cash dividends at our present rate, that we will be able to increase the amount of such dividends, or that we will be able to reinstitute our share repurchase program.

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

Our ability to remain competitive and to grow and expand our operations largely depends on our cash flow from operations and access to capital. If our capital efficiency programs are unable to offset the impact of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we expend on capital, capping, closure, post-closure and environmental remediation expenditures will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.

Over the last several years, regulations have been adopted mandating the reduction of vehicle tail pipe emissions. These regulations have caused some increases in the costs of the collection vehicles we buy. The EPA recently has indicated it intends to adopt further regulations addressing greenhouse gas emissions from automobiles. As a result, we could experience an increase in capital costs. This also could cause an increase in vehicle operating costs or a reduction in operating efficiency. We may reduce the number of vehicles we purchase until manufacturers adopt the new standards to increase efficiency.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

We cannot assure you that we will successfully obtain or maintain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities, maintaining permits for our facilities or expanding existing facilities. Our failure to obtain the required permits to operate our non-hazardous solid waste landfills could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our landfills, either of which could significantly increase our waste disposal costs.

The waste industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

If we inadequately accrue for landfill capping, closure and post-closure costs, our financial condition and results of operations may be adversely affected.

A landfill must be closed and capped, and post-closure maintenance commenced, once the permitted capacity of the landfill is reached and additional capacity is not authorized. We have significant financial obligations relating to capping, closure and post-closure costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure and post-closure financial obligations. We could underestimate such accruals, and our financial obligations for capping, closure or post-closure costs could exceed the amount accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a shortfall could result in significant unanticipated charges to income. Additionally, if a landfill is required to be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure and post-closure could be required to be accelerated, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We cannot assure you that we will continue to operate our landfills at current volumes due to the use of alternatives to landfill disposal caused by state requirements or voluntary initiatives.

Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling, or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Although such actions are useful in protecting our environment, these actions, as well as voluntary private initiatives by customers to reduce waste or seek disposal alternatives, have and may in the future reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to the decrease in demand for such services.

The possibility of landfill and transfer station site development projects, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge to income.

We capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development or expansion project is not completed or is determined to be impaired, we will charge any unamortized capitalized expenditures to income relating to such facility or project that we are unable to recover through sale, transfer or otherwise. In future periods, we may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.

Complying with laws and regulations governing the use, treatment, storage, transfer and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for capping, closure and post-closure, and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

Our collection, transfer, and landfill operations are, and may in the future continue to be, affected by state or local laws or regulations that restrict the transportation of solid waste across state, county or other jurisdictional lines. Such laws and regulations could negatively affect our operations, resulting in declines in landfill volumes and increased costs of alternate disposal.

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

Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate.

Efforts to curtail the emission of greenhouse gases (GHGs), to ameliorate the effect of climate change, continue to advance on the federal, regional, and state level. Our landfill operations emit methane, identified as a GHG. In June 2009, the U.S. House of Representatives passed a bill that would regulate GHGs comprehensively. While the centerpiece of that bill would be a GHG emission allowance cap-and-trade system, landfills would not be compelled to hold allowances for their GHG emissions. Rather, they would be subject to certain further emission controls to be determined through administrative rule-making. Senate passage of counterpart legislation, and whether such legislation would treat landfills in the same manner, is uncertain. Should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.

Absent comprehensive federal legislation to control GHG emissions, EPA is moving ahead administratively under its existing Clean Air Act authority. In October 2009, EPA published a Proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (“PSD tailoring rule”). The proposed rule would set new thresholds for GHG emissions that define when Clean Air Act permits would be required and would “tailor” these programs to limit which facilities would be required to obtain permits. EPA’s legal authority to “tailor” this rule in the manner it proposed has been challenged. If finalized as proposed, many of our landfills would be subject to the PSD tailoring rule, which could require permit amendments and additional emission controls. In December 2009, EPA finalized its finding that six GHGs endanger public health. While EPA made its finding in the context of regulating air emissions from motor vehicles, other Clean Air Act provisions appear to compel EPA to make comparable findings for stationary sources, such as landfills. We cannot predict the requirements or effective date of stationary source rules that might apply to landfills as a result of this endangerment finding and, accordingly, we cannot assure you that further developments in this area will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations or cash flows.

We may have potential environmental liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.

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

We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance,” on parties who were site owners and operators at the time hazardous substances were disposed of, and on persons who arrange for the disposal of such substances at the facility (i.e., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability under CERCLA or similar laws in excess of our current reserves because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies we have acquired. Actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows.

We may experience difficulties completing the integration of Allied’s business, and we may incur unexpected expenses in connection with that integration.

Achieving the anticipated benefits of the merger with Allied will depend significantly on whether we can continue to integrate Allied’s business in an efficient and effective manner. The ongoing integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be fully realized. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. Any inability of our management to successfully and timely integrate the operations of the two companies could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

We may not realize the anticipated synergies and related benefits from the merger with Allied fully or within the timing anticipated.

We believe our merger with Allied has been and will continue to be beneficial to our stockholders as a result of the actual and anticipated synergies resulting from the combined operations. While we are currently ahead of our original timeline, we may not be able to achieve the anticipated operating and cost synergies or the long-term strategic benefits of the merger fully or within the timing anticipated. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after an acquisition, and possibly longer, the benefits from the acquisition will be offset by the costs incurred in integrating the businesses and operations. The inability to realize the full extent of the anticipated synergies or other benefits of the merger, or our encountering unexpected costs or delays in the integration process (which may delay the timing of such synergies or other benefits), could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with those of acquired companies may present significant challenges to our management. In addition, competition among our competitors for acquisition candidates may prevent us from acquiring certain acquisition candidates. As such, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified;

•	we will be able to acquire any of the candidates identified;

•	we will effectively consolidate companies we acquire; or

•	any acquisitions will be profitable or accretive to our earnings.

If any of the aforementioned factors force us to alter our growth strategy, our growth prospects could be adversely affected.

Businesses we acquire may have undisclosed liabilities.

In pursuing our acquisition strategy, our due diligence investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual, as a successor owner we may be responsible for such undisclosed liabilities. We expect to try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each of the sellers of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or that any indemnification obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

Our consolidated financial statements are based on estimates and assumptions that may differ from actual results.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items requiring management to make subjective or complex judgments about matters that are inherently uncertain include the carrying value of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, employee benefit and pension plans, deferred taxes, uncertain tax positions and self-insurance.

We cannot assure you that the liabilities recorded for landfill and environmental costs will be adequate to cover the requirements of existing environmental regulations, future changes to or interpretations of existing regulations, or the identification of adverse environmental conditions previously unknown to management.

The introduction of new accounting rules, laws or regulations could adversely impact our results of operations.

Complying with new accounting rules, laws or regulations could adversely impact our financial condition, results of operations or cash flows, or cause unanticipated fluctuations in our results of operations in future periods.

We may be subject to workforce influences, including work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2009, approximately 27% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be materially and adversely impacted due to the potential for increased operating costs.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to at least 25 multi-employer pension plans covering at least 17% of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a “Withdrawal Event”), we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multi-employer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions, and may have a material adverse impact on our results of operations and cash flows.

We sponsor a defined benefit pension plan which is funded with trustee assets invested in a diversified portfolio of debt and equity securities. Our costs for providing such benefits and related funding requirements are subject to changes in the market value of plan assets. Our pension expenses and related funding requirements are also subject to various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, interest rates and other factors. A significant increase in our pension obligations and funding requirements could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

The loss of key personnel could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.

Our future success depends on the continued contributions of several key employees and officers. The loss of the services of key employees and officers, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations, cash flows and growth prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space. We also maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2009, we owned or operated 376 collection companies, 223 transfer stations, 192 active solid waste landfills and 78 recycling facilities within 40 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 97,300 acres, including approximately 35,000 permitted acres. We also own or have responsibilities for 132 closed landfills. We believe that our property and equipment are adequate for our current needs.

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

The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below, we do not believe that the outcome of our pending litigation, environmental and other administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Litigation, Environmental and Other Administrative Matters

Countywide Matters

On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os related to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, included, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA. Republic-Ohio subsequently received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, in addition to or in lieu of requirements contained in prior orders, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems.

On September 30, 2009, Republic-Ohio entered into two legally binding agreements with the State of Ohio designed to further refine the activities necessary to resolve alleged compliance and licensing issues at the Countywide facility.

The first agreement is a Consent Order that resolves ongoing allegations of noncompliance at the facility and reflects agreements regarding the status of facility licensing. The allegations of noncompliance were summarized in a complaint that was filed by the Ohio Attorney General in the Stark County Court of Common Pleas and resolved the same day in accordance with terms of an agreed upon Consent Order entered into between Republic-Ohio and the State of Ohio. The Consent Order with Ohio requires Republic-Ohio to pay civil penalties and financial relief of $10.0 million, submit updated permit documents, and assess, evaluate, and determine the appropriate time to address certain compliance issues at the facility. All civil penalties and financial relief required by the Consent Order have been satisfied. Compliance with the terms of the Consent Order and other applicable rules will result in Countywide being considered to be in substantial compliance or on a legally enforceable schedule to return to compliance for annual licensing purposes.

The second agreement is a set of F&Os that were agreed to and entered into with the Ohio EPA. The F&Os require the implementation of a comprehensive operation and maintenance program that contains specific requirements for managing the remediation area. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The September 30, 2009 F&Os supersede all previous F&Os (discussed above) that were issued to Republic-Ohio regarding the reaction in the remediation area of the landfill. The operation and maintenance program requires Countywide to, among other things, maintain the temporary cap and other engineering controls designed to prevent odors and isolate and contain the reaction. The operation and maintenance program also contains provisions that require the installation of a composite cap in the remediation area when conditions become conducive to such installation.

Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA and reimbursed the EPA for certain costs associated with the EPA’s involvement in overseeing implementation of the AOC. On November 20, 2009, the EPA issued a Notification of Completion and Determination of Compliance to Countywide memorializing Countywide’s completion of the work required under the AOC.

The Commissioner of the Stark County Health Department (Commissioner) previously recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. The Commissioner also intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The litigation with the Board of Health has been concluded pursuant to a Consent Order entered into between Republic-Ohio and the Board of Health in the Stark County Court of Common Pleas. The Consent Order requires the Board of Health to issue conditional and/or final operating licenses to Countywide and requires Republic-Ohio to reimburse the Board of Health for certain expenses not to exceed $300,000 incurred related to monitoring and investigation of complaints regarding Countywide. Countywide’s 2009 operating license has been challenged by Tuscarawas County, and the Board of Health issued Countywide its 2010 operating license on December 30, 2009, which also has been challenged by a local citizens’ group, Club 3000.

We believe that we have performed or are diligently performing all actions required under the F&Os, the AOC, and any applicable Consent Orders and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. A second almost identical lawsuit was filed on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas with approximately 82 plaintiffs. These plaintiffs named Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. as defendants. The relief requested on behalf of each plaintiff in both actions is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We anticipate that the two cases will be consolidated. Answers have been filed in both cases and discovery is ongoing. 164 plaintiffs in the first case and 41 plaintiffs in the second case have been dismissed or are in the process of being dismissed for failing to comply with discovery. We intend to vigorously defend against the plaintiffs’ allegations in both actions.

Luri Matter

On August 17, 2007, a lawsuit was filed by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-

judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% for 2010. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The parties submitted their appeal briefs and oral argument was scheduled for October 27, 2009. On October 23, 2009, the Court of Appeals dismissed the appeal holding that the trial court had not entered a final, appealable order. The case has been returned to the trial court for additional proceedings which may include entry of additional order(s) by the trial court followed by another appeal. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.

Forward Matters

The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008 in the Superior Court of California, County of San Joaquin. Forward and Allied each filed answers in November 2008, denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.

On February 5, 2010, the U.S. Environmental Protection Agency (EPA) Region IX delivered a Finding and Notice of Violation to the Forward Landfill as a result of alleged violations of the Title V permit issued under the Clean Air Act. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, and submitting inaccurate compliance certifications. We have requested a conference with the agencies and intend to vigorously defend against the allegations.

Carbon Limestone Matter

On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the acceptance of hazardous waste from two customers and issues regarding the site’s leachate management collection system and groundwater monitoring program, and seek corrective actions and a civil penalty of $155,311. After negotiations with OEPA, on December 15, 2009, Carbon Limestone Landfill, LLC and the OEPA agreed to a Director’s Findings and Final Order (DFFO) specifying a schedule of corrective actions and a civil penalty of $73,846, comprised of a single payment of $59,077, and funding of a supplemental environmental project costing $14,769. We have commenced payment and instituting the corrective actions as required by the DFFO.

Litigation Related to Fuel and Environmental Fees

On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties/Maevers complaint, which the plaintiffs amended on August 31, 2009, purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We filed motions to dismiss in both actions. On January 13, 2010, the court in the CLN/Maevers case granted our motion to dismiss in part and denied it in part. Plaintiff in the Klingler’s case voluntarily dismissed the action without prejudice on October 23, 2009 and subsequently re-filed a virtually identical complaint against a different subsidiary of the company on November 20, 2009. We recently moved to dismiss this new complaint. We will continue to vigorously defend the claims in both lawsuits.

Imperial Landfill Matter

On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints in late 2008 and 2009. PADEP subsequently issued additional notices of violation for similar alleged violations. The combined penalties proposed by the agencies total approximately $1 million. We are engaging in ongoing discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.

Litigation Related to the Merger with Allied

On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets which were completed by September 30, 2009. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.

Proxy Disclosure Matter

In late 2009, a Republic stockholder brought a lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (“EIP”) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP does not comply with Section 162(m) of the Internal Revenue Code. We believe the lawsuit is without merit and is not material and intend to vigorously defend against the plaintiff’s allegations.

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

Congress Development Landfill Matters

Congress Development Co. (CDC) is a general partnership that owns and operates the Congress Landfill. The general partners in CDC are our subsidiary, Allied Waste Transportation, Inc. (Allied Transportation), and an unaffiliated entity, John Sexton Sand & Gravel Corporation (Sexton). Sexton was the operator of the landfill through early 2007, when Allied Transportation took over as the operator. The general partners likely will be jointly and severally liable for the costs associated with the following matters relating to the Congress Landfill.

In January 2006, CDC was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill, which remedial actions are underway.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 1,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. The plaintiffs have requested actual damages in excess of $50 million and punitive damages of $50 million. We intend to vigorously defend against the plaintiffs’ allegations in this action. We cannot at this time predict the ultimate outcome of this matter or the reasonably probable loss, if any.

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. The site last accepted waste in June 1990. The class certification order remains subject to appeal, and we intend to continue to defend this lawsuit vigorously.

Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (District) issued an Order for Abatement as a result of a series of odor complaints alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California. The Order describes eight notices of violation beginning in November 2008 and continuing to November 2009. The District Hearing Board held a compliance hearing on December 17, 2009, at which we described the measures to mitigate the odors. A final order and settlement document has not been issued.

Tax Matters

We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied’s open tax periods as part of the acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2007. Prior to the merger, the IRS had commenced an examination of our 2005 through 2007 tax years and this exam is currently ongoing. In 2009, the IRS opened an examination of our 2008 tax year. We are also under state examination in various jurisdictions for various tax years. These audits are ongoing.

Risk Management Companies

Prior to Allied’s acquisition of Browning Ferris Industries (BFI) in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $902 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.

On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction with respect to BFI tax years prior to the acquisition. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC) relating to the BFI tax years. In January 2009, we paid all tax, interest and penalty asserted by the IRS with respect to the BFI tax years and withdrew our suit for refund in the CFC.

In August 2008, Allied received from the IRS a Statutory Notice of Deficiency related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. In October 2008, Allied filed a suit for refund in federal district court in Arizona with respect to Allied’s 1999 tax year. In December 2009, we reached a settlement with both the DOJ and IRS for Allied’s 1999 tax year and all subsequent tax years. Under the settlement, the company resolved all remaining liability for this matter (including federal and state tax, penalty and interest) for approximately $125 million. We paid approximately $58 million in the first quarter of 2010 and expect to pay the remainder, approximately $67 million, later in 2010. While the final settlement amount is less than the amount previously accrued for this matter, the accrual and the adjustment thereto are reflected in our allocation of purchase price associated with the acquisition of Allied and had no impact on our consolidated statement of income.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. We believe our position is supported by relevant technical authorities and strong business purpose and we intend to vigorously defend our position on this matter. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through December 31, 2009 of approximately $59 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at December 31, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.

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

We have protested this matter to the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The principal market for our common stock is the New York Stock Exchange (NYSE), and it is traded under the symbol “RSG”. The following table sets forth the range of the high and low sale prices per share of our common stock on the NYSE and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

Year Ended December 31, 2009:
First Quarter	$26.81	$15.05	$0.19
Second Quarter	24.45	16.31	0.19
Third Quarter	27.34	23.32	0.19
Fourth Quarter	29.82	25.44	0.19
Year Ended December 31, 2008:
First Quarter	$32.00	$27.30	$0.17
Second Quarter	34.44	29.09	0.17
Third Quarter	36.52	27.29	0.19
Fourth Quarter	29.96	18.25	0.19

There were 879 holders of record of our common stock at February 16, 2010, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In February 2010, our Board of Directors declared a regular quarterly dividend of $0.19 per share for stockholders of record on April 1, 2010. We expect to continue to pay quarterly cash dividends, and we may consider increasing our quarterly cash dividends if we believe it will enhance shareholder value.

We have the ability under our credit facilities to pay dividends and repurchase our common stock subject to our compliance with the financial covenants in our credit facilities. As of December 31, 2009, we were in compliance with the financial covenants of our credit facilities.

Issuer Purchases of Equity Securities

From 2000 through 2009, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2009, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. We suspended our share repurchase program in the second quarter of 2008 due to the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011. The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2009:

	Total Number of
	Shares (or Units)	Average Price Paid
	Purchased (a)	per Share

October 2009	—	$—
November 2009	—	—
December 2009	20,098	28.83

	20,098	$28.83

(a)	This amount represents shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Recent Sales of Unregistered Securities

None

Performance Graph

The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJW&DS Index). The graph covers the period from December 31, 2004 to December 31, 2009 and assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100

Indexed Returns For Years Ending

	December 31,
	2004	2005	2006	2007	2008	2009

Republic Services, Inc.	$100.00	$113.61	$124.87	$146.98	$119.27	$140.74
S&P 500 Stock Index	100.00	104.91	121.48	128.16	80.74	102.11
DJW&DS Index	100.00	106.06	130.32	136.29	127.99	145.69

ITEM 6.	SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

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

See Notes 1, 2, 3, 8, 9, 10 and 12 of the notes to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, assets held for sale, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future (in millions, except per share amounts).

	Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenue	$8,199.1	$3,685.1	$3,176.2	$3,070.6	$2,863.9
Expenses:
Cost of operations	4,844.2	2,416.7	2,003.9	1,924.4	1,803.9
Depreciation, amortization and depletion	869.7	354.1	305.5	296.0	278.8
Accretion	88.8	23.9	17.1	15.7	14.5
Selling, general and administrative	880.4	434.7	313.7	315.0	289.5
Loss (gain) on disposition of assets and
impairments, net	(137.0)	89.8	—	—	—
Restructuring charges	63.2	82.7	—	—	—

Operating income	1,589.8	283.2	536.0	519.5	477.2
Interest expense	(595.9)	(131.9)	(94.8)	(95.8)	(81.0)
Loss on extinguishment of debt	(134.1)	—	—	—	—
Interest income	2.0	9.6	12.8	15.8	11.4
Other income (expense), net	3.2	(1.6)	14.1	4.2	1.6

Income before income taxes	865.0	159.3	468.1	443.7	409.2
Provision for income taxes	368.5	85.4	177.9	164.1	155.5

Net income	496.5	73.9	290.2	279.6	253.7
Less: Income attributable to noncontrolling interests	(1.5)	(0.1)	—	—	—

Net income attributable to Republic Services, Inc.	$495.0	$73.8	$290.2	$279.6	$253.7

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.30	$0.38	$1.53	$1.41	$1.23

Weighted average common shares outstanding	379.7	196.7	190.1	198.2	207.0

Diluted earnings per share attributable to Republic
Services, Inc. stockholders:
Diluted earnings per share	$1.30	$0.37	$1.51	$1.39	$1.20

Weighted average common and common equivalent shares outstanding	381.0	198.4	192.0	200.6	210.8

Cash dividends per common share	$0.7600	$0.7200	$0.5534	$0.4000	$0.3466

	Years Ended December 31,
	2009	2008	2007	2006	2005

Other Operating Data:
Cash flows from operating activities	$1,396.5	$512.2	$661.3	$511.2	$747.8
Capital expenditures	826.3	386.9	292.5	326.7	309.0
Proceeds from sales of property and equipment	31.8	8.2	6.1	18.5	10.1
Balance Sheet Data:
Cash and cash equivalents	$48.0	$68.7	$21.8	$29.1	$131.8
Restricted cash and marketable securities	240.5	281.9	165.0	153.3	255.3
Total assets	19,540.3	19,921.4	4,467.8	4,429.4	4,550.5
Total debt	6,962.6	7,702.5	1,567.8	1,547.2	1,475.1
Total stockholders’ equity	7,567.1	7,282.5	1,303.8	1,422.1	1,605.8

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

Overview of Our Business

We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 376 collection companies in 40 states and Puerto Rico. We own or operate 223 transfer stations, 192 active solid waste landfills and 78 recycling facilities. We also operate 74 landfill gas and renewable energy projects. We completed our merger with Allied Waste Industries, Inc. (Allied) in December 2008. We believe that this merger creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.

Despite the challenging economic environment, our business performed well during 2009 due in large part to the indispensable nature of our services and the scalability of our business. Revenue for the year ended December 31, 2009 increased by 122.5% to $8.2 billion compared to $3.7 billion during the comparable period in 2008. This increase in revenue is attributable to our merger with Allied. Assuming our merger with Allied occurred on January 1, 2008, and the revenue associated with the related divestitures is eliminated in the period the assets were sold along with the comparable prior year period, core revenue for the year ended December 31, 2009 would have decreased 10.7% consisting of a 3.0% increase in core price offset by decreases of 9.5% in core volume, 2.5% in fuel charges and 1.7% in commodity price. The core price increase, together with cost control steps taken by our operations management to scale the business down for lower volumes, served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.

2010 Business Initiatives

We expect that the economic challenges we experienced during the latter part of 2008 and all of 2009 will extend into 2010. We anticipate continued year-over-year decreases in volumes in all lines of our business. However, we believe that we will continue to benefit from our cost control and pricing initiatives. Our business is capital intensive. Slower growth allows us to reduce capital spending, thus maintaining strong free cash flow despite a weaker economy. In addition, our attention is focused on completing the integration of our newly merged company, achieving cost synergies and pursuing other revenue enhancing and cost reduction opportunities.

Our business initiatives for 2010 focus on completing the integration of our operations with Allied’s, while remaining focused on the aspects of our operations that have made us successful. Our initiatives include:

•	Safety. Safety remains our highest priority for all of our employees. Republic has a long-standing commitment to ensuring a safe working environment for our employees. Our commitment to safety is unwavering and is evident in our mission statement. We will continue to foster a safe work environment for our employees and the communities that we service. In addition, we will continue to reward our people for operating in a safe and conscientious manner.

•	Service Delivery. We believe that our focus on service delivery differentiates us from others in the waste management industry. During 2010, we will continue to exceed our customers’ expectations through the consistent delivery of high quality service. We will also focus on increasing the efficiency of our service delivery. We believe that our attention to efficient delivery of high quality customer service will enhance customer retention.

•	Synergy Capture. Prior to the effective date of our merger with Allied, we identified $150 million of annual run-rate integration synergies. We also developed a detailed plan for realizing this goal that includes participation at all levels throughout the company from the drivers of our fleet of collection vehicles to our board of directors. This plan anticipated achieving $100 million of annual run-rate integration synergies by the end of fiscal 2009. As of December 31, 2009, we have already met our original goal of $150 million of run-rate synergies and have increased our total goal for annual run-rate synergies to $165 to $175 million. We expect to achieve this goal by the end of 2010. We also expect to spend approximately $34 million in one-time costs during 2010 directly attributable to achieving our synergy goal.

•	Other Opportunities. With our synergy goals well within our reach, during 2010 we intend to redirect our attention to other opportunities that were identified during our synergy planning discussions, but were assigned a lower priority. These opportunities include enhancing pricing systems and return on investment models, standardizing prospecting, sales reporting and disposal optimization tools, standardizing repair and maintenance procedures, developing a new operating platform for our national accounts program to ensure customer satisfaction, and consolidating and standardizing our customer call centers. We believe that these initiatives will provide our company with substantial earnings benefit when they are fully implemented.

•	Return on Invested Capital. Enhancing our return on invested capital is the culmination of all our 2010 initiatives. We will maintain our focus on disciplined growth and investing in our business to ensure increasing returns on invested capital and shareholder value.

Recent Developments

In the first quarter of 2010, we notified the registered holders of our 6.125% Senior Notes due 2014 (the 6.125% Senior Notes) that we will redeem all of the notes outstanding in March 2010. The 6.125% Senior Notes will be redeemed at a price equal to 102.042% of the principal amount, of which $425.0 million is outstanding, plus accrued and unpaid interest. We expect to incur a charge upon extinguishment of the 6.125% Senior Notes of approximately $52 million. We expect this charge will be reflected in our first quarter 2010 financial results.

In the fourth quarter of 2009, we notified the registered holders of our 7.875% Senior Notes due 2013, our 4.250% Senior Subordinated Convertible Debentures due 2034 and our 7.375% Senior Notes due 2014 that we will redeem all of the notes outstanding in November and December of 2009. The 7.875% Senior Notes due 2013 were redeemed at 102.625%, the 4.250% Senior Subordinated Convertible Debentures due 2034 were redeemed at par and the 7.375% Senior Notes due 2014 were redeemed at 103.688%. With respect to these redemptions, as well as additional secondary market repurchases of our senior notes, we incurred a fourth quarter loss on extinguishment of debt of $102.3 million. Additionally, in September 2009, we purchased and retired $325.5 million of our outstanding senior notes maturing in 2010 and 2011 resulting in a third quarter loss on extinguishment of debt of $31.8 million. For the year ended December 31, 2009, total loss on extinguishment of debt was $134.1 million.

The repayment of the senior notes was primarily funded by the issuance of $650.0 million of 5.500% Senior Notes due 2019 and $600.0 million of 5.250% Senior Notes due 2021 in two separate private placement transactions. The notes are general senior unsecured obligations of our parent company. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of the subsidiary guarantors. In addition, we entered into a Registration Rights Agreements with the representatives of the initial purchasers of the notes. Under the Registration Rights Agreements, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes.

In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions should market conditions be favorable. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.

Business Acquisitions and Divestitures

We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

Merger with Allied Waste Industries, Inc.

On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included approximately $5.4 billion of debt, at fair value. We completed our purchase price allocation for this acquisition during 2009. Adjustments, if any, after the allocation period made to the valuation of assets and liabilities acquired will be recorded in the consolidated statement of income in the period in which such adjustments become known. All of the approximate $9.7 billion of goodwill and other intangible assets resulting from the acquisition will be non-deductible for income tax purposes.

As a condition of the merger with Allied in December 2008, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As such, we classified these assets and liabilities as assets held for sale in our consolidated balance sheet at December 31, 2008. As of December 31, 2009, we have completed our required divestitures and we recognized a net gain on disposition of our legacy Republic net assets of $153.5 million.

As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the year ended December 31, 2009, we incurred $63.2 million of restructuring and integration charges related to our integration of Allied, of which $34.0 million consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all the charges are recorded in our corporate segment. During 2010, we expect to incur additional charges approximating $12 million to complete our plan. We expect that the majority of these charges will be paid during 2010 and extend into 2011. As a result of our integration activities, we expect to achieve $165 million to $175 million of annual run-rate synergies by the end of 2010.

Other Business Acquisitions and Divestitures

In October 2009, we divested a hauling operation in Miami-Dade County, Florida and received proceeds of $32.7 million and recognized a loss of $10.2 million.

In addition to the acquisition of Allied in December 2008, we acquired various other solid waste businesses during the years ended December 31, 2008, and 2007. The aggregate purchase price we paid for these transactions was $13.4 million and $4.4 million, respectively.

In November 2007, we divested of our Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divestiture.

Consolidated Results of Operations

Years Ended December 31, 2009, 2008 and 2007

The following table summarizes our operating revenue, costs and expenses in millions of dollars and as a percentage of our revenue for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007

Revenue	$8,199.1	100.0%	$3,685.1	100.0%	$3,176.2	100.0%
Cost of operations	4,844.2	59.1	2,416.7	65.6	2,003.9	63.1
Depreciation, amortization and depletion of property and equipment	799.1	9.7	342.3	9.3	299.0	9.4
Amortization of other intangible assets	70.6	0.9	11.8	0.3	6.5	0.2
Accretion	88.8	1.1	23.9	0.7	17.1	0.5
Selling, general and administrative	880.4	10.7	434.7	11.8	313.7	9.9
(Gain) loss on disposition of assets and impairments, net	(137.0)	(1.7)	89.8	2.4	-	-
Restructuring charges	63.2	0.8	82.7	2.2	-	-

Operating income	$1,589.8	19.4%	$283.2	7.7%	$536.0	16.9%

Our pre-tax income was $865.0 million, $159.3 million and $468.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our net income attributable to Republic Services, Inc. was $495.0 million for the year ended December 31, 2009, or $1.30 per diluted share, compared to $73.8 million, or $0.37 per diluted share in 2008 and $290.2 million, or $1.51 per diluted share, in 2007.

During each of the two years ended December 31, 2009 and 2008, we recorded a number of gains, charges (recoveries) and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income - Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Year Ended December 31, 2009			Year Ended December 31, 2008
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$865.0	$495.0	$1.30	$159.3	$73.8	$0.37
Loss on extinguishment of debt	134.1	83.3	0.22	-	-	-
Restructuring charges	63.2	38.6	0.10	82.7	49.9	0.25
Costs to achieve synergies	41.8	25.6	0.06	2.9	1.7	0.01
(Gain) loss on disposition of assets and impairments, net	(137.0)	(73.8)	(0.19)	89.8	54.1	0.27
Remediation (recoveries) charges	(6.8)	(4.1)	(0.01)	156.8	94.6	0.48
Tax effect of permanent items	-	-	-	-	31.1	0.16

Adjusted	$960.3	$564.6	$1.48	$491.5	$305.2	$1.54

Loss on extinguishment of debt. During the third and fourth quarters of 2009 we issued $1,250.0 million of senior notes, the proceeds of which were primarily used to purchase and retire outstanding senior notes maturing in 2010 through 2034. Additionally, we repurchased certain of our outstanding senior notes in the secondary market.

Restructuring charges. During 2009 and the fourth quarter of 2008, we incurred $63.2 million and $82.7 million, respectively, of restructuring and integration charges related to our merger with Allied. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our “Corporate entities” segment.

Costs to achieve synergies. During 2009 and the fourth quarter of 2008, we incurred $41.8 million and $2.9 million, respectively, of incremental costs to achieve our synergy plans. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. In 2010, we expect that we will continue to accrue approximately $34 million for our synergy incentive plan.

(Gain) loss on disposition of assets and impairments, net. During 2009, we recorded (gain) loss on disposition of assets, net of costs to sell of $(137.0) million related to the mandatory disposition of assets as required by DOJ as well as discretionary dispositions. During 2008, we recorded asset impairments of $89.8 million primarily related to our Countywide facility, our former corporate office in Florida and expected losses on sales of DOJ required divestitures.

Remediation (recoveries) charges. During 2009, we recovered $(12.0) million of insurance proceeds related to remediation costs at our Countywide facility, which were partially offset by additional charges of $5.2 million at our closed disposal facility in California. Remediation and related charges of $156.8 million during 2008 were attributable to changes to our cost estimates at our Countywide facility, our closed disposal facility in California, and the Sunrise Landfill in Nevada.

Tax effect of permanent items in adjustments. During 2008, our effective tax rate was impacted by several expenses associated with the merger that were not tax deductible.

In addition we incurred the following charges for the year ended December 31, 2008:

•	Conforming adjustments for accounting policies. During 2008, we recorded bad debt expense of $14.2 million related to conforming Allied’s methodology for recording the allowance for doubtful accounts for accounts receivable with our methodology and $5.4 million to provide for specific bankruptcy exposures.

•	Legal reserves. During 2008, we incurred $24.3 million of charges related to our estimates of the outcome of various legal matters.

•	Landfill amortization. During 2008, we recorded $2.8 million of incremental landfill amortization expense as compared to the amortization expense Allied would have recorded for the same period.

We believe that the presentation of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provide an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

These gains and charges affected our consolidated statements of income for the years ended December 31, 2009 and 2008, as follows (in millions):

	2009	2008

Expenses:
Cost of operations	$6.8	$(153.9)
Selling, general and administrative	(41.8)	(4.8)
Gain (loss) on disposition of assets and impairments, net	137.0	(89.8)
Restructuring charges	(63.2)	(82.7)
Loss on extinguishment of debt	(134.1)	-
Other income (expense), net	-	(1.0)

Total charges, net	$(95.3)	$(332.2)

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. Our transfer station, landfill and to a lesser extent our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from sales of recycled materials and revenue from national accounts acquired from Allied. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. No one customer has individually accounted for more than 5% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.

The following table reflects our revenue by service line for the respective years ended December 31 (in millions):

	2009		2008		2007

Collection:
Residential	$2,187.0	26.7%	$966.0	26.2%	$802.1	25.3%
Commercial	2,553.4	31.1	1,161.4	31.5	944.4	29.7
Industrial	1,541.4	18.8	711.4	19.3	645.6	20.3
Other	26.9	0.3	23.2	0.7	19.5	0.6

Total collection	6,308.7	76.9	2,862.0	77.7	2,411.6	75.9
Transfer and disposal	3,113.5		1,343.4		1,192.5
Less: Intercompany	(1,564.1)		(683.5)		(612.3)

Transfer and disposal, net	1,549.4	18.9	659.9	17.9	580.2	18.3
Other	341.0	4.2	163.2	4.4	184.4	5.8

Total revenue	$8,199.1	100.0%	$3,685.1	100.0%	$3,176.2	100.0%

The following table summarizes our adjusted revenue for the years ended December 31, 2009 and 2008, assuming our merger with Allied occurred on January 1, 2008 (in millions):

	2009	2008

Republic Services, Inc.	$8,199.1	$3,685.1
Allied Waste Industries, Inc.	-	5,677.1

	8,199.1	9,362.2
Less: Divestitures	(9.0)	(160.6)
Less: Intercompany revenue	-	(25.2)

Adjusted revenue	$8,190.1	$9,176.4

Adjusted revenue is used to calculate internal growth for the year ended December 31, 2009. Intercompany revenue relates to prior year transactions between Republic and Allied that would have been eliminated if the companies had merged on January 1, 2008.

The following table reflects changes in our core adjusted revenue for the years ended December 31, 2009, 2008 and 2007. We have presented the components of our revenue changes for the year ended December 31, 2009 assuming our merger with Allied occurred on January 1, 2008:

	2009	2008	2007

Core price	3.0%	4.4%	4.4%
Fuel surcharges	(2.5)	1.8	0.2
Commodities	(1.7)	0.1	0.9

Total price	(1.2)	6.3	5.5
Core volume	(9.5)	(3.8)	(1.6)

Total internal growth	(10.7)%	2.5%	3.9%

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

Revenue – 2009 versus 2008

Revenue was $8,199.1 million and $3,685.1 million for the years ended December 31, 2009 and 2008, respectively, an increase of $4,514.0 million or 122.5%. This increase is due to the acquisition of Allied in December 2008.

•	Changes in core price increased revenue by 3.0% and 4.4% in 2009 and 2008, respectively, due to our broad-based pricing initiative which we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2010.

•	Changes in fuel surcharges decreased revenue by 2.5% in 2009 compared to an increase of 1.8% in 2008. Revenue benefited from fuel surcharges resulting from high fuel costs that were passed along to our customers during 2008. The decline in fuel surcharges in 2009 compared to 2008 is directly attributable to a decline in fuel costs.

•	Changes in commodity prices decreased revenue by 1.7% in 2009 compared to an increase of 0.1% in 2008. During 2009, lower market demand resulted in lower pricing for the commodities we sell.

•	Changes in core volume decreased revenue by 9.5% and 3.8% in 2009 and 2008, respectively. During 2009, we experienced negative core volume growth in all lines of business, especially in our industrial collection and landfill businesses, as a result of the challenging economic environment. We expect to continue to experience year-over-year volume declines until economic conditions improve.

Revenue – 2008 versus 2007

Revenue was $3,685.1 million and $3,176.2 million for the years ended December 31, 2008 and 2007, respectively, an increase of $508.9 million or 16.0% primarily due to the acquisition of Allied in December 2008.

•	Changes in core price increased revenue by 4.4% in 2008 and 2007, respectively, due to our broad-based pricing initiative which we started during the fourth quarter of 2003.

•	Changes in fuel surcharges increased revenue by 1.8% and 0.2% in 2008 and 2007, respectively. Revenue benefited from fuel surcharges due to high fuel costs that were passed along to our customers. The increase in fuel surcharges in 2008 compared to 2007 is directly attributable to an increase in fuel costs.

•	Changes in commodity prices increased revenue by 0.1% and 0.9% in 2008 and 2007, respectively. The decline in revenue growth is primarily due to a decline in global demand.

•	Changes in core volume decreased revenue by 3.8% and 1.6% in 2008 and 2007, respectively, due to decreases across all lines of business as a result of the slowdown in the economy in 2008.

Revenue – 2010 Outlook

We anticipate internal revenue from core operations to decrease approximately 0.5% - 2.0% during 2010. This decrease consists of expected growth in core pricing of approximately 2.0% - 2.5% offset by an expected decline in volume of approximately 3.0% - 4.0%. Our projections assume no deterioration or improvement in the overall economy from that experienced at the end of 2009. However, our internal growth may be more or less than expected in 2010 depending on economic conditions and our success in implementing pricing initiatives.

Cost of Operations

Cost of operations was $4,844.2 million, $2,416.7 million and $2,003.9 million, or, as a percentage of revenue, 59.1%, 65.6% and 63.1%, for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cost of operations in aggregate dollars for the years ended December 31, 2009 and 2008 versus the year ended December 31, 2007 is a result of our acquisition of Allied in December 2008.

Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars and as a percentage of our revenue):

	2009		2008		2007

Labor and related benefits	$1,561.0	19.0%	$707.0	19.2%	$620.0	19.5%
Transfer and disposal costs	695.6	8.5	348.7	9.5	328.0	10.3
Maintenance and repairs	649.2	7.9	281.8	7.6	242.2	7.6
Transportation and subcontract costs	505.3	6.2	244.4	6.6	206.0	6.5
Fuel	349.8	4.3	235.3	6.4	180.3	5.7
Franchise fees and taxes	403.7	4.9	139.0	3.8	105.8	3.3
Landfill operating costs	117.8	1.4	190.5	5.2	75.6	2.4
Risk management	205.9	2.5	111.8	3.0	91.9	2.9
Cost of goods sold	60.2	0.8	50.3	1.4	59.8	1.9
Other	295.7	3.6	107.9	2.9	94.3	3.0

Total cost of operations	$4,844.2	59.1%	$2,416.7	65.6%	$2,003.9	63.1%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

Cost of Operations – 2009 versus 2008

Our cost of operations, as a percentage of revenue, improved 6.5% to 59.1% for the year ended December 31, 2009 compared to 65.6% for the year ended December 31, 2008, primarily as a result of the following:

•	Transfer and disposal costs decreased as a percentage of revenue primarily due to lower fuel and disposal costs. In addition, transfer and disposal costs were also favorably impacted by increased internalization of our waste streams into landfills either owned or operated by us.

•	Fuel costs decreased approximately 35% from an average of $3.80 per gallon during 2008 to an average of $2.47 per gallon during 2009.

•	Landfill operating costs decreased 3.8% as a percentage of revenue, primarily due to charges we recorded during 2008 consisting of $98.0 million related to estimated costs to comply with F&Os issued by the OEPA and the AOC issued by the EPA in response to environmental conditions at our Countywide facility, $21.9 million related to environmental conditions at our closed disposal facility in California and $34.0 million related to environmental conditions at the Sunrise Landfill. These charges increased our 2008 cost of operations as a percentage of revenue by 4.2% for the year ended December 31, 2008.

•	Other cost of operations increased 0.7% as a percentage of revenue primarily due to increases in occupancy and facility expenses as well as equipment rental expense.

Cost of Operations – 2008 versus 2007

Our cost of operations, as a percentage of revenue, increased 2.5% to 65.6% for the year ended December 31, 2008 compared to 63.1% for the year ended December 31, 2007, primarily as a result of the following:

•	Labor and related benefits as a percentage of revenue for the year ended December 31, 2008 versus 2007 decreased due to higher revenue resulting from improved pricing and lower labor costs associated with volume decreases in various lines of business.

•	Fuel costs increased 0.7% as a percentage of revenue during the year ended December 31, 2008 versus the year ended December 31, 2007. Our average cost of fuel per gallon increased approximately 38% from $2.76 per gallon during 2007 to $3.80 per gallon during 2008.

•	Landfill operating costs increased as a percentage of revenue for the year ended December 31, 2008 versus 2007, primarily due to charges we recorded during 2008 consisting of $98.0 million related to our Countywide facility, $21.9 million related to our closed disposal facility in California and $34.0 million charge related to the Sunrise Landfill. This increase was partially offset by a $41.0 million charge related to our Countywide facility and an $8.1 million charge related to our closed disposal facility in California recorded during 2007.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars and as a percentage of revenue):

	2009		2008		2007

Depreciation and amortization of property and equipment	$520.6	6.3%	$222.6	6.0%	$188.9	5.9%
Landfill depletion and amortization	278.5	3.4	119.7	3.3	110.1	3.5

Depreciation, amortization and depletion expense	$799.1	9.7%	$342.3	9.3%	$299.0	9.4%

Depreciation, amortization and depletion expenses for property and equipment were $799.1 million, $342.3 million and $299.0 million, or, as a percentage of revenue, 9.7%, 9.3% and 9.4%, for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in such expenses in aggregate dollars for the years ended December 31, 2009 and 2008 versus 2007 is primarily due to our acquisition of Allied in December 2008.

Depreciation, Amortization and Depletion of Property and Equipment – 2009 versus 2008

The increase in depreciation, amortization and depletion expenses as a percentage of revenue is primarily due to increases in depreciation and depletion expense associated with equipment and landfills acquired from Allied and recorded at their current fair values. We allocated $2.6 billion of fair value to the landfills we acquired from Allied. The increase in the landfill depletion and amortization in aggregate dollars is directly attributable to this allocation of fair value.

Depreciation, Amortization and Depletion of Property and Equipment – 2008 versus 2007

The decrease in such expenses as a percentage of revenue for the year ended December 31, 2008 versus 2007 is primarily due to a reduction of amortization expense associated with lower landfill volumes. In addition, during the year ended December 31, 2007, we incurred approximately $3.3 million of additional depletion and amortization expense associated with a reduction of estimated remaining available airspace at our Countywide facility.

Amortization of Intangible and Other Assets

Expenses for amortization of intangible and other assets were $70.6 million, $11.8 million and $6.5 million, or, as a percentage of revenue, 0.9%, 0.3% and 0.2% for the years ended December 31, 2009, 2008 and 2007, respectively. Our other intangible and other assets primarily relate to customer lists, franchise agreements, municipal contracts, trade names, favorable lease assets and to a lesser extent non-compete agreements. The increase in such expenses in aggregate dollars and as a percentage of revenue for the year ended December 31, 2009 and 2008 versus 2007 is due to the amortization of intangible assets recorded as a result of our acquisition of Allied.

Accretion Expense

Accretion expense was $88.8 million, $23.9 million and $17.1 million, or, as a percentage of revenue, 1.1%, 0.7% and 0.5% for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in such expenses in aggregate dollars in 2009 and 2008 versus 2007 is primarily due to an increase in asset retirement obligations associated with our acquisition of Allied. The asset retirement obligations acquired from Allied are recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have used historically to record such obligations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $880.4 million, $434.7 million and $313.7 million, or, as a percentage of revenue, 10.7%, 11.8% and 9.9%, for the years ended December 31, 2009, 2008 and 2007, respectively.

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative costs for the three years ended December 31, 2009, 2008 and 2007 (in millions of dollars and as a percentage of revenue):

	2009		2008		2007

Salaries	$548.1	6.7%	$237.6	6.4%	$206.3	6.5%
Provision for doubtful accounts	27.3	0.3	36.5	1.0	3.9	0.1
Costs to achieve synergies	41.6	0.5	2.9	0.1	-	-
Other	263.4	3.2	157.7	4.3	103.5	3.3

Total selling, general and administrative expenses	$880.4	10.7%	$434.7	11.8%	$313.7	9.9%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.

Selling, General and Administrative Expenses – 2009 versus 2008

Selling, general and administrative expenses in 2009 include $41.6 million of costs to achieve synergies related to the Allied merger. These costs primarily consist of a synergy related bonus of approximately $34 million accrued in 2009. We expect to incur an additional $34.0 million of expense during 2010 to fully accrue for the synergy related bonus.

For the year ended December 31, 2008, we recorded $14.2 million of bad debt expense related to conforming Allied’s methodology for recording the allowance for doubtful accounts on accounts receivable with ours and $5.4 million to provide for specific bankruptcy exposures. We also recorded $24.3 million of settlement charges related to our estimates of the outcome of various legal matters and a charge of $2.9 million related to the synergy related bonus.

Excluding charges for synergies, conforming accounting policies, bankruptcies and certain legal matters, selling, general and administrative expenses for the years ended December 31, 2009 and 2008 would have been $838.8 million and $387.9 million, or 10.2% and 10.5% as a percentage of revenue, respectively. Upon the completion of the integration of Allied, our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform.

Selling, General and Administrative Expenses – 2008 versus 2007

The increase in selling, general and administrative expenses (excluding the costs mentioned above) in aggregate dollars during 2008 versus 2007 is primarily due to our merger with Allied. The increase in such expenses as a percentage of revenue for 2008 versus 2007 is primarily due to our merger with Allied and a $4.3 million reduction in our allowance for doubtful accounts which we recorded during the year ended December 31, 2007 as a result of refining our estimate for our allowance based on our historical collection experience.

(Gain) Loss on Disposition of Assets and Impairments, Net

(Gain) loss on disposition of assets and impairments, net of costs to sell was $(137.0) million and $89.8 million for the years ended December 31, 2009 and 2008, respectively, and nil for the year ended December 31, 2007.

During the year ended December 31, 2009, we divested of certain assets as required by the DOJ as a condition of the merger with Allied and recorded a gain of $153.5 million. Offsetting this gain was a loss of $10.2 million recognized in connection with the divestiture of a hauling operation in Miami-Dade County, Florida as well as $7.1 million of additional asset impairments, primarily related to our former corporate offices and other assets sold or held for sale.

During the year ended December 31, 2008, we recorded a charge of $75.9 million related to the impairment of our Countywide facility. This impairment relates to the anticipated loss of permitted airspace associated with complying with F&Os issued by the OEPA and the AOC issued by the EPA based upon recent negotiations with the OEPA and the EPA. Also during the year ended December 31, 2008, we recorded $7.8 million of other impairment charges, consisting primarily of charges related to our former corporate office in South Florida.

Restructuring Charges

As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the year ended December 31, 2009, we incurred $63.2 million of restructuring and integration charges related to our integration of Allied, of which $34.0 million consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially, all the charges are recorded in our corporate segment. During 2010, we expect to incur additional charges approximating $12 million to complete our plan. We expect that the majority of these charges will be paid during 2010 and will extend into 2011.

Interest Expense

Interest expense was $595.9 million, $131.9 million and $94.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied:

	2009	2008	2007

Interest expense on debt and capital lease obligations	$453.5	$123.9	$97.8
Accretion of debt discounts	92.1	10.1	-
Accretion of remediation and risk reserves	58.1	0.5	-
Less: capitalized interest	(7.8)	(2.6)	(3.0)

Total interest expense	$595.9	$131.9	$94.8

The increase in interest expense during the year ended December 31, 2009 versus 2008 is primarily due to the additional debt we assumed as a result of our acquisition of Allied. Interest expense also increased as a result of accreting discounts applied to debt or imputing interest on environmental and risk reserves assumed from Allied.

Loss on Extinguishment of Debt

Loss on early extinguishment of debt was $134.1 million for the year ended December 31, 2009, resulting from the following:

•	In September 2009, we issued $650.0 million of 5.500% Senior Notes due 2019 with an unamortized discount of $4.5 million at December 31, 2009. A portion of the net proceeds from these notes was used to purchase and retire $325.5 million of our outstanding senior notes maturing in 2010 and 2011.

•	In November 2009, we issued $600.0 million of 5.250% Senior Notes due 2021. The net proceeds from these notes as well as draws on our revolver were used to purchase and retire our 7.875% Senior Notes due 2013 (redeemed at 102.625%), our 7.375% Senior Notes due 2014 (redeemed at 103.688%), and our 4.250% Senior Subordinated Convertible Debentures due 2034 (redeemed at par).

•	In addition, during 2009 we repurchased and retired certain of our senior notes in the secondary market.

The loss on extinguishment of debt recorded during 2009 consists of premiums paid to repurchase debt, the charge for unamortized debt discounts and professional fees paid to effectuate the repurchase. In the future we may chose to voluntarily retire certain portions of our outstanding debt before their maturity using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired.

Interest Income and Other Income (Expense), Net

Interest income and other income, net of other expense, was $5.2 million, $8.0 million and $26.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Our provision for income taxes was $368.5 million, $85.4 million and $177.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective income tax rate was 42.6%, 53.6% and 38.0% for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective income tax rate is adversely impacted by expenses incurred which are non-deductible for tax, disposition of assets that have little or no basis for tax, and accruals for penalties and interest on uncertain tax positions.

In the future we may choose to divest certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.

With respect to the settlement of certain tax liabilities regarding our risk management companies, we paid approximately $58 million in the first quarter of 2010 and anticipate paying the remainder, approximately $67 million, later in 2010.

During the year ended December 31, 2008, we incurred expenses that were not tax deductible as a result of the merger with Allied. In addition, lower pre-tax earnings contributed to the increase in our effective tax rate.

During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various income tax matters, including the effective completion of Internal Revenue Service audits of our consolidated tax returns for fiscal years 2001 through 2004.

Reportable Segments

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the years ended

December 31, 2009, 2008 and 2007 is shown in the following table (in millions of dollars and as a percentage of revenue):

		Depreciation,
		Amortization,	Adjustments to
		Depletion and	Amortization		Gain (Loss) on
		Accretion Before	Expense	Depreciation,	Disposition of
		Adjustments for	for Asset	Amortization,	Assets, Net	Operating
	Net	Asset Retirement	Retirement	Depletion and	and Asset	Income	Operating
	Revenue	Obligations	Obligations	Accretion	Impairment	(Loss)	Margin

2009:
Eastern	$2,115.0	$215.5	$(1.2)	$214.3	$4.0	$483.0	22.8%
Midwest	1,777.0	227.3	(1.4)	225.9	27.1	369.1	20.8
Southern	2,046.2	241.9	(8.8)	233.1	29.8	522.9	25.6
Western	2,170.0	228.5	6.4	234.9	88.1	582.0	26.8
Corporate entities	90.9	50.4	(0.1)	50.3	(12.0)	(367.2)	-

Total	$8,199.1	$963.6	$(5.1)	$958.5	$137.0	$1,589.8	19.4

2008:
Eastern	$989.9	$89.6	$5.5	$95.1	$(82.0)	$(2.5)	(0.3)%
Midwest	771.7	97.7	(0.9)	96.8	(0.8)	127.6	16.5
Southern	970.2	94.3	0.5	94.8	-	184.8	19.0
Western	942.6	84.7	(5.0)	79.7	(1.2)	154.9	16.4
Corporate entities	10.7	11.1	0.5	11.6	(5.8)	(181.6)	-

Total	$3,685.1	$377.4	$0.6	$378.0	$(89.8)	$283.2	7.7

2007:
Eastern	$865.6	$77.8	$(0.4)	$77.4	$-	$149.7	17.3%
Midwest	647.5	88.0	(5.0)	83.0	-	118.9	18.4
Southern	848.9	76.6	0.8	77.4	-	155.9	18.4
Western	813.5	69.7	7.9	77.6	-	175.6	21.6
Corporate entities	0.7	7.2	-	7.2	-	(64.1)	-

Total	$3,176.2	$319.3	$3.3	$322.6	$-	$536.0	16.9

Corporate entities include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. National accounts revenue included in corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

We completed the reorganization of our operating segments related to our acquisition of Allied in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure. Significant changes in the revenue and operating margins of our reportable segments comparing 2009 with 2008 and comparing 2008 with 2007 are discussed in the following paragraphs. The increase in aggregate dollars for revenue, depreciation, amortization, depletion and accretion, and operating income (loss) for each of our reportable segments is due to our acquisition of Allied. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ. Where the effect was significant, we have noted our operating margin exclusive of these gains and losses. Additionally, the decrease in revenue resulting from declines in volumes and commodity prices noted below are attributable to the economic slowdown.

2009 compared to 2008

•	Eastern Region. Revenue for the year ended December 31, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

In 2009, we realized a $4.0 million net gain from the disposition of assets, which increased operating margins by 0.2%. We also recovered $12.0 million of insurance proceeds related to remediation costs at our Countywide facility in Ohio, which increased operating margins by 0.6%.

In 2008, we incurred a $99.9 million charge for environmental conditions at our Countywide facility, which reduced our operating margin for the year ended December 31, 2008 by 10.1%. We incurred a $75.9 million charge related to the anticipated loss of permitted airspace at Countywide based upon negotiations with the OEPA and EPA, which reduced our operating margin by 7.7%. We also incurred $11.0 million in legal settlement costs, which decreased operating margins by 1.1%.

The remaining increase in operating margins is attributed to lower fuel, disposal, and selling, general and administrative expenses, partially offset by higher depreciation and amortization costs resulting from assets acquired from Allied and higher labor and facilities expense.

•	Midwest Region. Revenue for the year ended December 31, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

In 2009, we realized net gains from the disposition of assets of $27.1 million, which increased operating margins by 1.5%. Otherwise, the improvement in operating margin for the year ended December 31, 2009 is primarily due to lower transportation, fuel, and selling, general and administrative expenses. The increase in operating margin was partially offset by increased depreciation and amortization expense resulting from assets acquired from Allied and higher facilities expense.

•	Southern Region. Revenue for the year ended December 31, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

For the year ended December 31, 2009, we realized net gains from the disposition of assets of $29.8 million, which impacted operating margins by 1.5%. We also realized in 2009 an $8.8 million favorable adjustment to amortization expense for asset retirement obligations which increased our operating margin by 0.4%. Otherwise the improvement in operating margin for the year ended December 31, 2009, is primarily due to lower disposal, transport and fuel costs, partially offset by increased depreciation and amortization expense resulting from assets acquired from Allied and higher facilities expense.

•	Western Region. Revenue for the year ended December 31, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

For the year ended December 31, 2009, we realized gains from the disposition of assets of $88.1 million, which increased operating margins by 4.1%. Partially offsetting these gains was an unfavorable adjustment to amortization expense for asset retirement obligations of $6.4 million, reducing operating margin by 0.3%, and remediation charges totaling $5.2 million, reducing operating margin by 0.3% related to environmental conditions at our closed disposal facility in California. In addition, lower landfill revenue (which has higher margins than our collection line of business) negatively impacted 2009 margins.

In the second quarter of 2008, we incurred a $34.0 million charge at the Sunrise Landfill and a $21.9 million charge at our closed disposal facility in California for environmental conditions at each of these locations. The charges reduced operating margin by 5.9%. Margins were favorably impacted by lower labor, fuel, transportation and selling, general and administrative expenses, offset by increased depreciation and amortization expense resulting from assets acquired from Allied and higher facilities expense.

•	Corporate Entities. The increase in net revenue relates to Allied’s national accounts program. The increase in depreciation, amortization, depletion and accretion expense, and the increase in the operating loss are attributable to the acquisition of Allied. Included in our gain (loss) on disposition of assets and impairments, net for the year ended December 31, 2009 are transaction related expenses of $8.2 million from the disposition of assets in the other segments and a $3.7 million charge for the asset impairment associated with our former corporate office in Florida.

2008 compared to 2007

•	Eastern Region. Revenue in our Eastern Region increased during 2008 compared to 2007 due to the addition of operating results for Allied from the date of the acquisition which was effective December 5, 2008. The increase in revenue is also due to price increases in all lines of business. This increase in revenue was partially offset by a decrease in volumes in all lines of business and a decrease in the prices of commodities. The decrease in volume is primarily attributable to less temporary work and lower transfer station volumes due to less construction activity.

The operating loss in 2008 includes remediation charges of $99.9 million related to estimated costs to comply with the F&Os issued by the OEPA and the AOC issued by the EPA related to our Countywide facility and an impairment charge of $75.9 million related to the anticipated loss of permitted airspace at Countywide based upon negotiations with the OEPA and EPA. It also includes $11.0 million of settlement costs for certain legal matters.

Operating income for 2007 includes a $44.6 million charge to operating expenses associated with environmental conditions at Countywide.

•	Midwest Region. Revenue increased during 2008 compared to 2007 due to the acquisition of Allied and price increases in all lines of business. This increase in revenue was partially offset by lower volumes in all lines of business and lower prices of commodities due to the economic slowdown.

Operating margins decreased during 2008 compared to 2007 due to an adjustment to amortization expense for asset retirement obligations during 2007 and due to higher fuel costs.

•	Southern Region. The acquisition of Allied and price increases in all lines of business resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by volume declines in our industrial collection line of business and at our landfills. This increase in revenue was also partially offset by the sale of our Texas-based compost, mulch and soil business in November 2007.

Operating margins increased during 2008 compared to 2007 due to higher revenue, lower disposal costs and lower insurance costs, partially offset by higher fuel costs.

•	Western Region. The acquisition of Allied and price increases in all lines of business resulted in an increase in revenue during 2008 compared to 2007. This increase in revenue was partially offset by a decrease in industrial collection, commercial collection, transfer station and landfill volumes resulting from the economic slowdown. This increase in revenue was also partially offset by lower prices of commodities.

Operating income in 2008 includes a $34.0 million charge related to estimated costs to comply with a Consent Decree and Settlement Agreement signed with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. It also includes a $21.9 million charge recorded during 2008 associated with environmental conditions at our closed disposal facility in California.

Operating income in 2007 includes an $8.1 million increase in landfill operating costs and a $5.2 million increase in amortization expense for asset retirement obligations associated with environmental conditions at our closed disposal facility in California.

•	Corporate Entities. The increase in operating costs includes professional fees, distributions under cash and equity award programs, and relocation, severance and other employee termination benefits related to our merger with Allied. Included in our gain (loss) on disposition of assets and impairments, net for the year ended December 31, 2008 is a $6.0 million charge for the asset impairment associated with our former corporate office in Florida.

Landfill and Environmental Matters

Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with the application of daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site, including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.

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

Available Airspace

The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2009, 2008 and 2007:

	Balance		Landfills	Permits		Changes	Balance
	as of	New	Acquired,	Granted,		in	as of
	December 31,	Expansions	Net of	Net of	Airspace	Engineering	December 31,
	2008	Undertaken	Divestitures	Closures	Consumed	Estimates	2009

Cubic yards (in millions):
Permitted airspace	4,559.6	249.0	(176.8)	(114.8)	(86.9)	6.3	4,436.4
Probable expansion airspace	386.2	(106.1)	(62.2)	(4.7)	-	(0.7)	212.5

Total cubic yards	4,945.8	142.9	(239.0)	(119.5)	(86.9)	5.6	4,648.9

Number of sites:
Permitted airspace	213		(9)	(12)			192

Probable expansion airspace	23	(9)	(1)	(1)			12

	Balance		Permits		Changes		Balance
	as of	Acquisition	Granted,		in	Changes	as of
	December 31,	of	Net of	Airspace	Engineering	in	December 31,
	2007	Allied	Closures	Consumed	Estimates	Design	2008

Cubic yards (in millions):
Permitted airspace	1,537.3	3,061.1	22.5	(42.7)	(18.6)	-	4,559.6
Probable expansion airspace	192.0	214.1	(18.9)	-	-	(1.0)	386.2

Total cubic yards	1,729.3	3,275.2	3.6	(42.7)	(18.6)	(1.0)	4,945.8

Number of sites:
Permitted airspace	58	157	(2)				213

Probable expansion airspace	11	15	(3)				23

	Balance		Landfill	Permits		Changes		Balance
	as of	New	Operating	Granted,		in	Changes	as of
	December 31,	Expansions	Contracts,	Net of	Airspace	Engineering	in	December 31,
	2006	Undertaken	Net	Closures	Consumed	Estimates	Design	2007

Cubic yards (in millions):
Permitted airspace	1,597.2	-	0.2	1.2	(40.3)	6.9	(27.9)	1,537.3
Probable expansion airspace	124.6	74.4	-	-	-	0.5	(7.5)	192.0

Total cubic yards	1,721.8	74.4	0.2	1.2	(40.3)	7.4	(35.4)	1,729.3

Number of sites:
Permitted airspace	59		-	(1)				58

Probable expansion airspace	8	3	-	-				11

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

As of December 31, 2009, we owned or operated 192 active solid waste landfills with total available disposal capacity estimated to be 4.6 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of December 31, 2009, total available disposal capacity is estimated to be 4.4 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information. During 2009, total available airspace decreased by a net 296.9 million cubic yards primarily due to divestitures, closures and airspace consumed, partially offset by new expansions.

During 2008, total available airspace increased by a net 3.2 billion cubic yards due to the merger with Allied in December, which contributed 157 active landfills representing 3.3 billion cubic yards of permitted and probable expansion airspace. Excluding the merger with Allied, total available airspace related to Republic’s pre-merger operations decreased by a net 0.1 billion cubic yards, primarily due to airspace consumed, changes in engineering estimates and changes in design. The decrease during 2008 due to changes in engineering estimates is primarily due to a reduction of remaining airspace at our Countywide facility.

During 2007, total available airspace increased by a net 7.5 million cubic yards due to new expansions undertaken, changes in engineering estimates and permits granted, partially offset by airspace consumed and changes in design. In addition, total available airspace increased as a result of obtaining a new contract to operate a landfill in Texas, which was substantially offset by a reduction resulting from not renewing a contract to operate a small landfill in Texas. Changes in design in 2007 are primarily due to a reduction of estimated remaining available airspace at our Countywide facility.

At December 31, 2006, 7.2% of our total available airspace, or 124.6 million cubic yards, consisted of probable expansion airspace at eight of our landfills. At December 31, 2009, 4.6% of our total available airspace, or 212.5 million cubic yards, consisted of probable expansion airspace at twelve of our landfills. Between December 31, 2006 and December 31, 2009, we received permits for twelve of our probable expansions, which demonstrates our continued success in obtaining permits for expansion airspace.

As of December 31, 2009, twelve of our landfills meet all of our criteria for including their probable expansion airspace in their total available disposal capacity, eight of which were added as a result of our acquisition of Allied. At projected annual volumes, these landfills have an estimated remaining average site life of 39 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 46 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2009:

	Number of	Number of
	Sites	Sites
	without	with		Percent
	Expansion	Expansion	Total	of
	Airspace	Airspace	Sites	Total

0 to 5 years	20	-	20	10.4%
6 to 10 years	23	1	24	12.5%
11 to 20 years	50	4	54	28.1%
21 to 40 years	45	5	50	26.1%
41+ years	42	2	44	22.9%

Total	180	12	192	100.0%

Final Capping, Closure and Post-Closure Costs

As of December 31, 2009, accrued final capping, closure and post-closure costs were $1,074.5 million, of which $137.5 million is current and $937.0 million is long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs.

Remediation and Other Charges for Landfill Matters

In December 2009, we finalized our purchase price allocation for the environmental liabilities we assumed as part of the acquisition of Allied. These liabilities represent our estimate of costs to remediate sites that were previously owned or operated by Allied or sites at which Allied, or a predecessor company that it had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of post remedial monitoring. See also Note 2, Summary of Significant Accounting Policies — Environmental Remediation Liabilities, for further information. We have recorded these liabilities at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed to undertake certain other remedial actions with the OEPA as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the U.S. EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program also requires the installation of a composite cap in the remediation area when conditions become conducive to such installation, and is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability for Countywide recorded as of December 31, 2009 is $74.2 million, of which approximately $5.7 million is expected to be paid during 2010.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of December 31, 2009 is $46.8 million, of which approximately $1.6 million is expected to be paid during 2010.

Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of December 31, 2009 is $37.0 million, of which approximately $12.8 million is expected to be paid during 2010.

Congress Development Landfill. In January 2006, Congress Development Co. (CDC) was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill. The remediation liability recorded for CDC as of December 31, 2009 is $82.5 million, of which approximately $19.9 million is expected to be paid during 2010.

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

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2009, 2008 and 2007 and the future expected investment as of December 31, 2009 (in millions):

								Impairments
					Non-cash			and	Adjustments
	Balance				Additions		Transfers	Transfers to	for	Balance
	as of			Acquisitions,	for Asset	Additions	and	Assets	Asset	as of
	December 31,	Capital		Net of	Retirement	Charged	Other	Held for	Retirement	December 31,
	2008	Additions	Retirements	Divestitures	Obligations	to Expense	Adjustments	Sale	Obligations	2009

Non-depletable landfill land	$169.3	$5.9	$(2.6)	$(7.9)	$-	$-	$(17.0)	$(5.0)	$-	$142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	-	132.6	(8.5)	(60.2)	4,230.9
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.5)	(0.4)	-	245.1
Accumulated depletion and amortization	(1,004.2)	-	-	1.2	-	(282.5)	-	5.2	4.9	(1,275.4)

Net investment in landfill land and development costs	$3,367.6	$296.4	$(2.9)	$(9.9)	$32.5	$(282.5)	$6.1	$(8.7)	$(55.3)	$3,343.3

	Balance
	as of	Expected	Total
	December 31,	Future	Expected
	2009	Investment	Investment

Non-depletable landfill land	$142.7	$-	$142.7
Landfill development costs	4,230.9	5,993.5	10,224.4
Construction-in-progress - landfill	245.1	-	245.1
Accumulated depletion and amortization	(1,275.4)	-	(1,275.4)

Net investment in landfill land and development costs	$3,343.3	$5,993.5	$9,336.8

								Impairments
				Non-Cash	Adjustments			and
	Balance			Additions	for		Transfers	Transfers to	Balance
	as of		Acquisition	for Asset	Asset	Additions	and	Assets	as of
	December 31,	Capital	of	Retirement	Retirement	Charged	Other	Held for	December 31,
	2007	Additions	Allied	Obligations	Obligations	to Expense	Adjustments	Sale	2008

Non-depletable landfill land	$52.7	$0.2	$115.7	$-	$-	$-	$0.7	$-	$169.3
Landfill development costs	1,809.1	3.6	2,610.8	20.5	(33.2)	-	74.8	(359.3)	4,126.3
Construction-in-progress - landfill	66.4	105.1	0.3	-	-	-	(74.0)	(21.6)	76.2
Accumulated depletion and amortization	(1,039.5)	-	(1.2)	-	0.6	(119.1)	-	155.0	(1,004.2)

Net investment in landfill land and development costs	$888.7	$108.9	$2,725.6	$20.5	$(32.6)	$(119.1)	$1.5	$(225.9)	$3,367.6

								Adjustments
	Balance				Additions		Transfers	for	Balance
	as of			Landfill	for Asset	Additions	and	Asset	as of
	December 31,	Capital		Operating	Retirement	Charged	Other	Retirement	December 31,
	2006	Additions	Retirements	Contracts	Obligations	to Expense	Adjustments	Obligations	2007

Non-depletable landfill land	$52.7	$-	$-	$-	$-	$-	$-	$-	$52.7
Landfill development costs	1,710.6	0.9	(2.5)	2.5	19.5	-	78.8	(0.7)	1,809.1
Construction-in-progress - landfill	61.1	95.9	-	-	-	-	(90.6)	-	66.4
Accumulated depletion and amortization	(930.6)	-	2.3	-	-	(110.1)	-	(1.1)	(1,039.5)

Net investment in landfill land and development costs	$893.8	$96.8	$(0.2)	$2.5	$19.5	$(110.1)	$(11.8)	$(1.8)	$888.7

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Number of landfills owned or operated	192	213	58

Net investment, excluding non-depletable land (in millions)	$3,200.6	$3,198.3	$836.0
Total estimated available disposal capacity (in millions of cubic yards)	4,648.9	4,945.8	1,729.3

Net investment per cubic yard	$0.69	$0.65	$0.48

Landfill depletion and amortization expense (in millions)	$278.5	$119.7	$110.1
Accretion expense (in millions)	88.8	23.9	17.1

	367.3	143.6	127.2
Airspace consumed (in millions of cubic yards)	86.9	42.7	40.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.23	$3.36	$3.16

The increase in the investment in our landfills, both in aggregate dollars and as an investment per cubic yard, is primarily due to the acquisition of Allied in December 2008. Landfill development cost in the above table includes $2.6 billion of purchase price for the acquisition that has been allocated to the permitted and probable expansion airspace acquired based on its fair value as of the date of the acquisition. Depletion, amortization and accretion expense increased from 2008 to 2009 and from 2007 to 2008 primarily due to accretion expense associated with capping, closure and post-closure liabilities assumed from Allied. The asset retirement obligations assumed from Allied are recorded using a discount rate of 9.75%, which is higher than the rate we have historically used. See Note 2, Summary of Significant Accounting Policies, regarding asset retirement obligation adjustments.

During the years ended December 31, 2009, 2008 and 2007, our weighted-average compaction rate was approximately 1,700 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2009, we expect to spend an estimated additional $6.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.2 billion, or $1.98 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments		Impairments
	Balance				Additions	for	Transfers	and Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	Held for	December 31,
	2008	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	Sale	2009

Other land	$464.4	$10.1	$(3.5)	$(48.3)	$-	$-	$(0.4)	$(3.6)	$418.7
Non-depletable landfill land	169.3	5.9	(2.6)	(7.9)	-	-	(17.0)	(5.0)	142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	(60.2)	132.6	(8.5)	4,230.9
Vehicles and equipment	3,432.3	509.1	(126.1)	(7.5)	-	-	2.0	(17.4)	3,792.4
Buildings and improvements	706.0	17.6	(12.1)	(0.8)	-	-	31.2	(0.3)	741.6
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.5)	(0.4)	245.1
Construction-in-progress - other	26.3	29.3	-	6.9	-	-	(39.3)	(0.2)	23.0

Total	$9,000.8	$862.5	$(144.6)	$(60.8)	$32.5	$(60.2)	$(0.4)	$(35.4)	$9,594.4

	Accumulated Depreciation, Depletion and Amortization
					Adjustments
	Balance	Additions			for	Impairments	Balance
	as of	Charged		Acquisitions,	Asset	and Transfers	as of
	December 31,	to		Net of	Retirement	to Assets	December 31,
	2008	Expense	Retirements	Divestitures	Obligations	Held for Sale	2009

Landfill development costs	$(1,004.2)	$(282.5)	$-	$1.2	$4.9	$5.2	$(1,275.4)
Vehicles and equipment	(1,147.3)	(490.3)	107.5	4.7	-	7.2	(1,518.2)
Buildings and improvements	(111.1)	(36.9)	1.4	(0.7)	-	4.2	(143.1)

Total	$(2,262.6)	$(809.7)	$108.9	$5.2	$4.9	$16.6	$(2,936.7)

	Gross Property and Equipment
					Non-Cash	Adjustments		Impairments
	Balance				Additions	for	Transfers	and Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	Held for	December 31,
	2007	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	Sale	2008

Other land	$105.7	$1.4	$(0.1)	$358.5	$-	$-	$(0.7)	$(0.4)	$464.4
Non-depletable landfill land	52.7	0.2	-	115.7	-	-	0.7	-	169.3
Landfill development costs	1,809.1	3.6	-	2,610.8	20.5	(33.2)	74.8	(359.3)	4,126.3
Vehicles and equipment	1,965.1	232.8	(87.8)	1,380.4	-	-	2.8	(61.0)	3,432.3
Buildings and improvements	346.7	5.0	(7.5)	379.9	-	-	19.9	(38.0)	706.0
Construction-in-progress - landfill	66.4	105.1	-	0.3	-	-	(74.0)	(21.6)	76.2
Construction-in-progress - other	11.8	23.9	-	14.2	-	-	(23.5)	(0.1)	26.3

Total	$4,357.5	$372.0	$(95.4)	$4,859.8	$20.5	$(33.2)	$-	$(480.4)	$9,000.8

	Accumulated Depreciation, Depletion and Amortization
					Adjustments
	Balance	Additions			for	Impairments	Balance
	as of	Charged		Acquisitions,	Asset	and Transfers	as of
	December 31,	to		Net of	Retirement	to Assets	December 31,
	2007	Expense	Retirements	Divestitures	Obligations	Held for Sale	2008

Landfill development costs	$(1,039.5)	$(119.1)	$-	$(1.2)	$0.6	$155.0	$(1,004.2)
Vehicles and equipment	(1,052.7)	(208.3)	87.5	2.9	-	23.3	(1,147.3)
Buildings and improvements	(101.0)	(15.0)	1.0	-	-	3.9	(111.1)

Total	$(2,193.2)	$(342.4)	$88.5	$1.7	$0.6	$182.2	$(2,262.6)

	Gross Property and Equipment
					Non-Cash	Adjustments
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	December 31,
	2006	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2007

Other land	$105.9	$1.4	$(0.3)	$(3.1)	$-	$-	$1.8	$105.7
Non-depletable landfill land	52.7	-	-	-	-	-	-	52.7
Landfill development costs	1,710.6	0.9	(2.5)	2.5	19.5	(0.7)	78.8	1,809.1
Vehicles and equipment	1,886.8	173.4	(77.8)	(22.1)	-	-	4.8	1,965.1
Buildings and improvements	319.1	2.6	(0.1)	(2.5)	-	-	27.6	346.7
Construction-in-progress - landfill	61.1	95.9	-	-	-	-	(90.6)	66.4
Construction-in-progress - other	12.3	21.9	-	-	-	-	(22.4)	11.8

Total	$4,148.5	$296.1	$(80.7)	$(25.2)	$19.5	$(0.7)	$-	$4,357.5

	Accumulated Depreciation, Depletion and Amortization
					Adjustments
	Balance	Additions			for	Impairments	Balance
	as of	Charged		Acquisitions,	Asset	and Transfers	as of
	December 31,	to		Net of	Retirement	to Assets	December 31,
	2006	Expense	Retirements	Divestitures	Obligations	Held for Sale	2007

Landfill development costs	$(930.6)	$(110.1)	$2.3	$-	$(1.1)	$-	$(1,039.5)
Vehicles and equipment	(963.5)	(176.7)	72.1	15.7	-	(0.3)	(1,052.7)
Buildings and improvements	(90.6)	(12.2)	0.2	1.6	-	-	(101.0)

Total	$(1,984.7)	$(299.0)	$74.6	$17.3	$(1.1)	$(0.3)	$(2,193.2)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2009, 2008 and 2007 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net cash provided by operating activities	$1,396.5	$512.2	$661.3
Net cash used in investing activities	(242.5)	(934.7)	(260.3)
Net cash (used in) provided by financing activities	(1,174.7)	469.4	(408.3)

Cash Flows Provided by Operating Activities

The most significant items affecting the comparison of our operating cash flows for 2009 and 2008 are summarized below:

Earnings increase. Our net income increased by $422.6 million, on a year-over-year basis, primarily due to the acquisition of Allied in December 2008, which positively affected our cash flow from operations in 2009.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities negatively affected our cash flow from operations by $251.9 million in 2009 versus a negative impact of $78.9 million in 2008, primarily as a result of the following:

•	During 2009, the cash we paid to settle our capping, closure, post-closure and remediation obligations increased by $85.9 million. The increase in cash paid for closure and post closure activities is primarily due to our acquisition of Allied.

•	During 2009, we paid $66.5 million for restructuring and synergy related costs incurred in connection with the restructuring plan formulated as a result of our acquisition of Allied. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels.

•	During 2009, we made income tax payments (net of refunds received) of approximately $444 million, of which approximately $105 million relates to taxes on our divestitures. During 2008, we made income tax payments (net of refunds received) of approximately $128 million. During 2008, approximately $32 million of federal tax payments were deferred and paid in 2009 as a result of the merger with Allied. With respect to the settlement of certain tax liabilities regarding our risk management companies, we paid approximately $58 million in the first quarter of 2010 and expect to pay the remainder, approximately $67 million, later in 2010.

Cash provided by operating activities was $512.2 million and $661.3 million for the years ended December 31, 2008 and 2007, respectively. The changes in cash provided by operating activities during the periods are primarily due to the expansion of our business, the timing of payments received for accounts receivable, and the timing of payments made for accounts payable and federal income taxes.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.

Cash Flows Used in Investing Activities

The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

Capital expenditures. Capital expenditures during 2009 were $826.3 million, compared with $386.9 million in 2008 and $292.5 million in 2007. Capital expenditures in 2009 were higher than either 2008 or 2007 due to our acquisition of Allied in December 2008. During 2010, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2010 to be $790 million, which excludes $80 million of property and equipment received during 2009 but paid for during 2010.

Cash paid for acquisitions, net of cash acquired. Cash paid for acquisitions decreased from $553.8 million during 2008 to $0.1 million during 2009. Cash paid for acquisitions in 2008 relates to the retirement of Allied’s credit facility at the close of the acquisition, net of cash acquired, and $13.4 million of cash paid for other acquisitions.

Proceeds from divestitures. Proceeds from divestitures (net of cash divested) and other sales of assets were $511.1 million in 2009, $3.3 million in 2008 and $42.1 million in 2007. Proceeds from divestitures in 2009 were the result of divestitures of certain assets as required by the DOJ as a condition of the merger with Allied and certain other business dispositions. Proceeds from divestitures in 2007 related primarily to the disposition of our compost, mulch and soil business in Texas.

Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are largely related to the issuance of tax-exempt bonds for our capital needs and amounts held in trust as a guarantee of performance, contributed $41.6 million to our investing activities in 2009 compared to uses of cash of $5.3 million and $11.6 million in 2008 and 2007, respectively. The funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows. During 2009, our reimbursements from restricted cash accounts exceeded funds received from the issuance of tax-exempt bonds.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Provided by (Used in) Financing Activities

The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:

Net debt repayments or borrowings. Payments of notes payable and long-term debt net of proceeds from notes payable and long-term debt and issuance of senior notes were $865.9 million in 2009 versus net borrowing of $712.8 million and $11.1 million in 2008 and 2007, respectively. During 2009, we issued $650.0 million of 5.500% Senior Notes due 2019 and $600.0 million of 5.250% Senior Notes due 2021. The primary use of proceeds from the notes together with draws on our Credit Facilities was to purchase and retire: (i) $325.5 million of varied senior notes maturing in 2010 and 2011 pursuant to our September 2009 tender offer; (ii) $450.0 million of 7.875% of Senior Notes due 2013; (iii) $400.0 million of 7.375% Senior Notes due 2014; (iv) $230.0 million of 4.250% Senior Subordinated Convertible Debentures due 2034 and; (v) repurchase certain of our senior notes maturing in 2010 and 2011 in the secondary market. Additionally, our senior unsecured notes bearing interest at a fixed rate of 7.125% matured during 2009. We repaid the remaining principal balance of $99.3 million in May 2009. Net borrowings reflected in our cash flows provided by financing activities in 2008 were primarily related to the merger with Allied. We used proceeds from our revolver to refinance extensions of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the merger.

Premiums and fees paid to issue and retire senior notes. In connection with the issuance of our senior notes as well as purchasing and retiring certain indebtedness in 2009, we incurred cash premiums and fees totaling $61.6 million.

Purchase of common stock for treasury. From 2000 through 2008, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which $138.4 million was paid during 2008 to repurchase 4.6 million shares and $362.8 million was paid during 2007 to repurchase 11.1 million shares of our common stock. The stock repurchase program was suspended in the second quarter of 2008 due to the pending merger with Allied. We expect that the share repurchase program will continue to be suspended until at least 2011.

Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $0.19. Dividends paid were $288.3 million, $128.3 million and $93.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Condition

As of December 31, 2009, we had $48.0 million of cash and cash equivalents, and $240.5 million of restricted cash deposits and restricted marketable securities, including $93.1 million of restricted cash held for capital expenditures under certain debt facilities.

In April 2007, we increased our unsecured revolving credit facility from $750.0 million to $1.0 billion and extended the term from 2010 to 2012. In conjunction with the merger with Allied, in September 2008, we entered into an additional $1.75 billion revolving credit facility with a group of banks. This credit facility was used initially at the time of the merger to refinance extensions of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the merger. We also amended our existing $1.0 billion credit facility to conform certain terms of the facility to those included in our new $1.75 billion credit facility. We did not change the maturity date of the $1.0 billion credit facility.

The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of December 31, 2009 and 2008, the interest rate for our borrowings under our Credit Facilities was 1.82% and 3.43%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $0.3 billion and $0.6 billion of Eurodollar Rate borrowings, and $1.6 billion and $1.7 billion of letters of credit utilizing availability under our Credit Facilities, leaving $0.8 billion and $0.4 billion of availability under our Credit Facilities at December 31, 2009 and 2008, respectively.

The agreements governing the Credit Facilities require us to comply with certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At December 31, 2009, our EBITDA to interest ratio was 4.01 compared to the 3.00 minimum required by the covenants. In addition, at December 31, 2009, our total debt to EBITDA ratio was 2.87 compared to the 4.00 maximum allowed by the covenants. At December 31, 2009, we were in compliance with the covenants of the Credit Facilities, and during 2010 we expect to be in compliance.

EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

In December 2009 we used cash on hand and incremental borrowings under our Credit Facilities to redeem $400.0 million of our 7.375% Senior Notes due 2014. The Senior Notes were redeemed at a price equal to 103.688% of the principal amount of the notes, plus accrued and unpaid interest. We incurred a charge of $46.0 million for premiums paid to repurchase debt, the charge for unamortized debt discounts and professional fees paid to effectuate the repurchase.

In November 2009, we issued $600.0 million of Senior Notes with a fixed interest rate of 5.250% due 2021 in a private placement transaction. The notes are general senior unsecured obligations and mature on November 15, 2021. Interest is payable semi-annually on May 15 and November 15, beginning May 15, 2010. These Senior Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of the subsidiary guarantors. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) to redeem $450.0 million of our 7.875% Senior Notes due 2013 at 102.625%, and (ii) to redeem $230.0 million of our 4.250% Senior Subordinated Convertible Debentures due 2034 at par. We incurred a loss of $51.9 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase.

In September 2009, we issued $650.0 million of 5.500% Senior Notes due 2019 with an unamortized discount of $4.5 million at December 31, 2009. The notes are general senior unsecured obligations and mature on September 15, 2019. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2010. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of subsidiary guarantors. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) $325.5 million to tender for certain outstanding senior notes maturing in 2010 and 2011 that were issued by us or one of our subsidiaries; (ii) approximately $250 million to reduce amounts outstanding under our Credit Facilities, and (iii) approximately $105 million to remit estimated tax payments related to our divestiture of assets in connection with our merger with Allied. We incurred a loss of $31.8 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase.

During 2009, we repurchased a portion of our senior notes maturing in 2010 and 2011 in the secondary market, and as a result, we incurred additional losses on extinguishment of debt of $4.4 million related to premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase. Also during 2009, we completed the required divestitures under the consent decree with the DOJ. Proceeds from the sales of the divested assets were primarily used to reduce amounts outstanding under our Credit Facilities. Additionally, our senior unsecured notes bearing interest at a fixed rate of 7.125% matured during 2009. We repaid the remaining principal balance of $99.3 million in May 2009.

In the first quarter of 2010 we called $425.0 million of our 6.125% senior notes due 2014. We expect to incur a loss upon extinguishment of the debt of approximately $52 million.

We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. As of December 31, 2009, receivables secured loans totaled $300.0 million. In May 2009, we renewed the facility for 364 days and reduced the borrowing capacity from $400.0 million to $300.0 million. We expect to repay the facility from free cash flow, draws on our Credit Facilities or proceeds from other note offerings on or before the May 2010 maturity.

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

At December 31, 2009, we had $1,223.7 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 0.20% to 8.25% at December 31, 2009 and have maturities ranging from 2010 to 2037. As of December 31, 2009, we had $93.1 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.

We intend to use excess cash on hand and cash from operating activities to repay debt, which may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity date using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions should market conditions be favorable. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.

Credit Rating

We have received investment grade credit ratings. As of December 31, 2009, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.

Fuel Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple swap agreements related to forecasted diesel fuel purchases. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

We have the following fuel hedges outstanding at December 31, 2009 and 2008:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	per Month)	per Gallon

January 26, 2007	January 5, 2009	December 28, 2009	500,000	$2.83
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.81
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2010	December 31, 2010	100,000	2.84
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20

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

The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at December 31, 2009 and 2008 were current assets of $3.2 million and $1.2 million, respectively, and accrued liabilities of $4.9 million and $12.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2009 and 2008, net of tax, of $1.0 million and $7.1 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2009, 2008 and 2007 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized (losses) gains of $(7.3) million, $5.9 million and $(1.6) million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, respectively.

Commodity Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in prices of certain commodities. We have entered into multiple agreements related to certain forecasted commodity sales. The swaps qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted commodity sales (commodity hedges).

We have the following commodity hedges outstanding at December 31, 2009 and 2008:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton

April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	105.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00

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

The fair values of our commodity hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at December 31, 2009 and 2008 were current assets of $1.8 million and $8.8 million, respectively, and current liabilities of $0.8 million and nil, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2009 and 2008, net of tax, of $0.6 million and $5.3 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2009 and 2008 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in millions):

		Maturities of
		Notes Payable,
		Capital Leases	Final Capping,		Unconditional
Year Ending	Operating	and Other Long-	Closure and		Purchase
December 31,	Leases	Term Debt	Post-Closure	Remediation	Commitments	Total

2010	$38.0	$550.3	$137.5	$107.9	$213.4	$1,047.1
2011	29.7	871.6	93.2	77.1	108.4	1,180.0
2012	22.1	29.9	101.6	58.5	85.1	297.2
2013	18.8	330.7	115.2	57.9	65.2	587.8
2014	15.4	440.7	91.5	38.4	54.7	640.7
Thereafter	77.4	5,206.9	4,416.6	415.4	234.5	10,350.8

Total	$201.4	$7,430.1	$4,955.6	$755.2	$761.3	$14,103.6

The present value of capital lease obligations is included in our consolidated balance sheets.

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2009.

Unconditional purchase commitments consist primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (ii) other obligations including committed capital expenditures and consulting service agreements.

In addition to the above, we have unrecognized tax benefits at December 31, 2009 of $242.2 million, of which we expect to settle approximately $10 million to $20 million within the next twelve months. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the timing of any cash settlements.

We also have letters of credit of $1.7 billion, of which $1.6 billion utilize availability under our Credit Facilities at December 31, 2009.

Debt covenants

Our Credit Facilities contain financial covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. At December 31, 2009, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants of the indentures relating to our senior notes as of December 31, 2009. We expect to be in compliance with our covenants during 2010.

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

Failure to comply with the financial and other covenants under our Credit Facilities, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under our Credit Facilities to accelerate the maturity of all indebtedness under the related agreements. This could also have an adverse impact on the availability of financial assurances. In addition, maturity acceleration on our Credit Facilities constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under our Credit Facilities for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend our Credit Facilities or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

Financial assurance

We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract.

Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2010, although the mix of financial assurance instruments may change.

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

Our free cash flow for the years ended December 31, 2009, 2008 and 2007 is calculated as follows (in millions):

	2009	2008	2007

Cash provided by operating activities	$1,396.5	$512.2	$661.3
Purchases of property and equipment	(826.3)	(386.9)	(292.5)
Proceeds from sales of property and equipment	31.8	8.2	6.1

Free cash flow	$602.0	$133.5	$374.9

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the period for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007

Purchases of property and equipment per the consolidated statements of cash flows	$826.3	$386.9	$292.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	36.3	(14.9)	3.2

Property and equipment received during the period	$862.6	$372.0	$295.7

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our consolidated statements of cash flows.

We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade rating and minimizing debt, paying cash dividends, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Contingencies

For a description of our contingencies, see Note 10, Income Taxes, and Note 16, Commitments and Contingencies, to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Critical Accounting Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations or cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Such critical accounting policies, estimates and judgments are applicable to all of our operating segments.

We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.

Accounting for the Acquisition of Allied

Acquisitions of businesses are accounted for using the purchase method of accounting. The purchase method of accounting requires that the purchase price paid for an acquisition be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets acquired being recorded as goodwill. The consolidated financial statements of the acquirer include the operating results of the acquired business from the date of the acquisition, and are not retroactively restated to include the historical position or the results of operations of the acquired business. These estimates are revised during the allocation period when the information necessary to finalize the fair value estimates is received and analyzed, or if information regarding contingencies becomes available to further define and quantify the assets and liabilities acquired.

We have completed valuing all of the assets acquired and liabilities assumed in our acquisition of Allied. Adjustments, if any, to our estimates of fair values and the resulting purchase price allocation in future periods will be reflected in our consolidated statement of income. The significant areas of accounting where estimates of fair values are reflected in our consolidated financial statements include landfills and other property and equipment, other intangible assets, landfill asset retirement obligations, legal and environmental reserves, self-insurance reserves, income taxes, other non-current assets and long-term obligations, and assets held for sale. Our consolidated financial statements also include our estimates of restructuring costs incurred through December 31, 2009, a portion of which will be paid in future periods.

Residual risks:

The residual risks identified below related to critical accounting judgments and estimates are relevant to the fair value estimation processes for acquisitions. For discussion of other significant residual risks inherent in the accounting for acquisitions, see Item 1A. Risk Factors.

Landfill Accounting

Landfill operating costs are treated as period expenses and are not discussed further herein.

Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

•	Landfill development costs that are capitalized as an asset.

•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.

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

Site permits. In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal levels. The permitting process requires an initial site study to determine whether the location is feasible for landfill operations. The initial studies are reviewed by our environmental management group and then submitted to the regulatory agencies for approval. During the development stage we capitalize certain costs that we incur after site selection but prior to the receipt of all required permits if we believe that it is probable that the site will be permitted.

Residual risks:

•	Changes in legislative or regulatory requirements may cause changes to the landfill site permitting process. These changes could make it more difficult and costly to obtain and maintain a landfill permit.

•	Studies performed could be inaccurate, which could result in the denial or revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which may make the location not feasible for a landfill and could result in the denial of a permit. Denial or revocation of a permit could impair the recorded value of the landfill asset.

•	Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits could result in denial, revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of or abandon a project, which could result in an asset impairment.

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

Residual risks:

•	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult and costly to meet new design standards.

•	Technical design requirements, as approved, may need modifications at some future point in time.

•	Technical designs could be inaccurate and could result in increased construction costs, difficulty in obtaining a permit or the use of rates to recognize the amortization of landfill development costs and asset retirement obligations that are not appropriate.

Permitted and probable landfill disposal capacity. Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, such as the depth of excavation, the height of the landfill elevation and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on a site-specific expected density to be achieved over the remaining operating life of the landfill.

Residual risks:

•	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

•	The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

•	Capacity is defined in cubic yards but waste received is measured in tons. The number of tons per cubic yard varies by type of waste.

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

Residual risk:

•	Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

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

Residual risk:

•	Changes in our future development cost estimates or our disposal capacity will normally result in a change in our amortization rates and will impact amortization expense prospectively. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability of the landfill and result in asset impairment.

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

Landfill capping. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill site process previously described.

Closure and post-closure. Closure costs are costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is certified closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site and the monitoring of methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate, and erosion control costs related to the final cap.

The initial liabilities recorded as part of our acquisition of Allied were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding our remediation sites, and as a result increased the fair value of our closure and post-closure reserves by $72.3 million. Any further adjustments to our reserves resulting in changes in estimate or settlements will be reflected in our consolidated statement of income in the periods in which such adjustments become known.

Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually (2.5% in both 2009 and 2008).

The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (7.5% in 2009 and 6.6% in 2008).

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

Residual risks:

•	Changes in legislative or regulatory requirements, including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care, could cause changes in our cost estimates.

•	Changes in the landfill retirement obligation due to changes in the anticipated waste flow, changes in airspace compaction estimates or changes in the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations prospectively. This could result in unanticipated increases or decreases in expense.

•	Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.

•	Changes in inflation rates could impact our actual future costs and our total liabilities.

•	Changes in our capital structure or market conditions could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities, assets and expense.

•	Amortization rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.

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

In connection with the 2008 annual review of our calculations with respect to landfill asset retirement obligations, we made a change in estimate, which is considered to be a change in accounting estimate that is effected by a change in accounting principle. This change, which we believe is preferable, was made to better align the estimated amount of waste placed in an area to be capped (which is used to calculate our capping rates) with the physical operation of our landfills. The expected costs related to our capping events did not change and we will continue to use separate rates for each capping event. This change resulted in a $32.6 million decrease in our capping asset retirement obligations and related assets. These assets will be amortized to expense prospectively as a change in estimate. This change in estimate will not have a material impact on our consolidated financial position, results of operations or cash flows.

Permitted and probable disposal capacity. As described previously, disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, thus including additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly. Our internal criteria to classify disposal capacity as probable expansion are as follows:

•	We own the land associated with the expansion airspace or control it pursuant to an option agreement;

•	We are committed to supporting the expansion project financially and with appropriate resources;

•	There are no identified fatal flaws or impediments associated with the project, including political impediments;

•	Progress is being made on the project;

•	The expansion is attainable within a reasonable time frame; and

•	We believe it is likely the expansion permit will be received.

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

Residual risk:

•	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both our estimated total costs and disposal capacity will be reduced, which generally increases the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could also cause an asset impairment.

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

The environmental liabilities assumed from Allied relate to impacts at both owned and unowned sites. In the case of owned sites, we are actively working with the appropriate regulatory entity under the applicable regulations (typically RCRA or CERCLA) to characterize and remediate potential issues. At unowned sites, we are working within the regulatory and procedural framework established by CERCLA to characterize and remediate potential issues, in conjunction with other potentially liable parties at each location. Pursuant to the purchase method of accounting, we have recorded the environmental remediation liabilities assumed from Allied based upon estimates of their fair value, using an estimate of future cash flows or settlement. Previously, and consistent with our method of accounting, Allied recorded remediation liabilities based upon accounting for loss contingencies, however, amounts recorded under this method are generally not at fair value.

Since the date of acquisition, our process for deriving fair value for the environmental liabilities assumed from Allied included first identifying the population of remediation sites where we are either fully or partially responsible for remediation or potential remediation. The population of remediation sites was then stratified into categories based on (i) the maturity of the issue relative to recognized stages in the applicable regulation (typically CERCLA or RCRA) and (ii) the extent of our participation in the remediation activity. Using these categories, we applied one of the following multiple estimation processes to quantify fair value:

•	For sites with established responsibility but a high level of uncertainty with the outcome of the remedial process, we developed multiple remediation scenarios. We then probability weighted the remediation scenarios to develop a fair value estimate.

•	For sites where the level of responsibility was less defined, we developed a fair value estimate of the settlement costs based upon market participant assessments from external legal counsel.

•	For sites which we own and are in the earliest stages of the remedial process, we identified the most applicable standard remedial techniques and then probability weighted the use of each technique to develop a fair value estimate.

•	For the remaining sites with low levels of uncertainty, we developed a primary remedial strategy and cost estimate to determine the fair value of the liability.

The initial liabilities recorded as part of our acquisition of Allied were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding Allied’s remediation sites. In certain situations, we used external engineers and attorneys to assist in the development of our fair value estimates. As a result of the process, we increased the fair value of our remediation reserves by $181.9 million. Any further adjustments to our remediation reserves resulting from changes in estimates or reserve settlements will be reflected currently in earnings in the periods in which such adjustments become known.

Residual risks:

•	We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about future events that are uncertain. Consequently, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter.

•	Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.

•	An unanticipated environmental liability that arises could result in a material charge to our consolidated statement of income.

Self-Insurance Reserves and Related Costs

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverage, ranging from $1.0 million to $3.0 million.

Residual risks:

•	Incident rates, including frequency and severity, and other actuarial assumptions could change causing our current and future actuarially determined obligations to change, which would be reflected in our consolidated statement of income in the period in which such adjustment is known.

•	It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments would be reflected in the consolidated statements of income in the periods in which such adjustments are known.

•	The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current estimates of our self-insurance reserves to change.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matter.

We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Residual risks:

•	Actual costs can vary from our estimates for a variety of reasons, including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

•	Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse impact on our consolidated financial position, result of operations or cash flows in the period in which such judgment or settlement occurs.

Asset Impairment

Valuation methodology. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable based on projected cash flows anticipated to be generated from the ongoing operation of those assets or we intend to sell or otherwise dispose of the assets.

Residual risk:

•	If events or changes in circumstances occur, including reductions in anticipated cash flows generated by our operations or determinations to divest assets, certain assets could be impaired which would result in a non-cash charge to earnings.

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

Residual risk:

•	Our most significant asset impairment exposure, other than goodwill (which is discussed below) relates to our landfills. A significant reduction in our estimated disposal capacity as a result of unanticipated events such as regulatory developments, revocation of an existing permit or denial of an expansion permit, or changes in our assumptions used to calculate disposal capacity, could trigger an impairment charge.

Recognition criteria. If such circumstances arise, we recognize impairment for the difference between the carrying amount and fair value of the asset if the net book value of the asset exceeds the sum of the estimated undiscounted cash flows expected to result from its use and eventual disposition. We generally use the present value of the expected cash flows from that asset to determine fair value.

Goodwill Recoverability

We annually test goodwill at December 31 for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwest, Southern, and Western. In determining fair value, we primarily utilize discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

Significant estimates used in our fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 3% to 5%; (ii) future estimated effective tax rates, which we estimate to be 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rates, which we estimate to range between 8% and 10%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value; or (vi) the testing for recoverability of a significant asset group within the reporting unit.

We assign assets and liabilities from our corporate reporting segment to our four operating segments to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.

In preparing our annual test for impairment as of December 31, 2009, we determined that the aggregate sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding at the closing market price on December 31, 2009. We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2009, we determined that the indicated fair value of our reporting units exceeded the carrying value of our reporting units by a range of 125% to 150% and, as such, we noted no indicators of impairment at our reporting units.

We will continuously monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. If our book value per share exceeds our market price per share or if we have other indicators of impairment, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis and possible impairment of our goodwill. Additionally, we would then be required to review our remaining long-lived assets for impairment.

Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.

Residual risks:

•	Future events could cause us to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired.

•	The valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value. Our future results could be affected if these current estimates of future performance and fair value change. For example, a reduction in long-term growth assumptions could reduce the estimated fair value of the operating segments to below their carrying values, which could trigger an impairment charge. Similarly, an increase in our discount rate could trigger an impairment charge. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets (other than non-deductible goodwill) and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce our provision for income taxes.

Effective January 1, 2007, we adopted new guidance which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This new guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This new guidance also provides guidance on measurement, de-recognition, classification, interest and penalties, and accounting in interim periods.

We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets.

Residual risks:

•	Income tax assets and liabilities established in purchase accounting for acquisitions are based on assumptions that could differ from the ultimate outcome of the tax matters. Such adjustments would be charged or credited to earnings, unless they meet certain remeasurement criteria and are allowed to be adjusted to goodwill.

•	Changes in the estimated realizability of deferred tax assets could result in adjustments to our provision for income taxes.

•	Valuation allowances for deferred tax assets and the realizability of net operating loss carryforwards for tax purposes are based on our judgment. If our judgments and estimates concerning valuation allowances and the realizability of net operating loss carryforwards are incorrect, our provision for income taxes would change.

•	We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code (IRC) and income tax regulations are a complex set of rules that we are required to interpret and apply. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

•	We adjust our liabilities for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, their ultimate resolution may result in payments that are materially different from our current estimates of the tax liabilities. These differences will be reflected as increases or decreases to our provision for income taxes in the period in which they are determined.

Defined Benefit Pension Plans

We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. The benefits of approximately 97% of the current plan participants were frozen upon Allied’s acquisition of BFI in 1999.

Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and IRC, as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are required for 2010.

The Plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2009, the plan assets were invested in fixed income bond funds, equity funds and cash. We annually review and adjust the plan’s asset allocation as deemed necessary.

Residual risk:

•	Changes in the plan’s investment mix and performance of the equity and bond markets and fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions.

Assumptions. The benefit obligation and associated income or expense related to the Plan are determined based on assumptions concerning items such as discount rates, expected rates of return and average rates of compensation increases. Our assumptions are reviewed annually and adjusted as deemed necessary.

We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate increases by 1%, our benefit obligation would decrease by approximately $31.5 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $36.6 million.

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

Residual risks:

•	Our assumed discount rate is sensitive to changes in market-based interest rates. A decrease in the discount rate will increase our related benefit plan obligation.

•	Our annual pension expense would be impacted if the actual return on plan assets were to vary from the expected return.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The table below provides information about certain of our market-sensitive financial instruments and constitutes a “forward-looking statement”.

	Expected Maturity Date
								Fair Value
								of (Asset)/
								Liability as of
								December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Fixed Rate Debt:
Amount outstanding (in millions)	$250.3	$871.6	$29.9	$5.3	$440.7	$4,404.0	$6,001.8	$6,205.4
Average interest rates	6.58%	6.35%	5.00%	5.24	6.11%	6.47%	6.45%
Variable Rate Debt
Amount outstanding (in millions)	$300.0	$-	$-	$325.4	$-	$802.9	$1,428.3	$1,428.3
Average interest rates	1.57%	-	-	1.82%	-	1.78%	1.74%
Interest Rate Swaps:
Fixed to variable notional amount (in millions)	$-	$210.0	$-	$-	$-	$-	$210.0	$9.9
Average pay rate	-%	2.57%	-%	-%	-%	-%	2.57%
Average receive rate	-%	6.75%	-%	-%	-%	-%	6.75%

The fixed and variable rate debt amounts above exclude non-cash discounts, premiums, adjustments to fair value related to hedging transactions and adjustments to fair value recorded in purchase accounting totaling $467.5 million.

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into new or renewal contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in

(1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, because the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.5 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.

Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Commodities Prices

We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recycled cardboard and newspaper in 2009, 2008 and 2007 were approximately $181.2 million, $121.1 million and $113.9 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Republic Services, Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 24, 2010

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$48.0	$68.7
Accounts receivable, net of allowance for doubtful accounts of $55.2 and $65.7, respectively	865.1	945.5
Prepaid expenses and other current assets	156.5	174.7
Deferred tax assets	195.3	136.8

Total current assets	1,264.9	1,325.7
Restricted cash and marketable securities	240.5	281.9
Property and equipment, net	6,657.7	6,738.2
Goodwill, net	10,667.1	10,521.5
Other intangible assets, net	500.0	564.1
Other assets	210.1	490.0

Total assets	$19,540.3	$19,921.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592.8	$564.0
Notes payable and current maturities of long-term debt	543.0	504.0
Deferred revenue	331.1	359.9
Accrued landfill and environmental costs, current portion	245.4	233.4
Accrued interest	96.2	107.7
Other accrued liabilities	740.2	796.8

Total current liabilities	2,548.7	2,565.8
Long-term debt, net of current maturities	6,419.6	7,198.5
Accrued landfill and environmental costs, net of current portion	1,383.2	1,197.1
Deferred income taxes and other long-term tax liabilities	1,040.5	1,239.9
Self-insurance reserves, net of current portion	302.0	234.5
Other long-term liabilities	279.2	203.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50.0 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 750.0 shares authorized; 395.7 and 393.4 issued including shares held in treasury, respectively	4.0	3.9
Additional paid-in capital	6,316.1	6,260.1
Retained earnings	1,683.1	1,477.2
Treasury stock, at cost (14.9 shares)	(457.7)	(456.7)
Accumulated other comprehensive income (loss), net of tax	19.0	(3.1)

Total Republic Services, Inc. stockholders’ equity	7,564.5	7,281.4
Noncontrolling interests	2.6	1.1

Total stockholders’ equity	7,567.1	7,282.5

Total liabilities and stockholders’ equity	$19,540.3	$19,921.4

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenue	$8,199.1	$3,685.1	$3,176.2
Expenses:
Cost of operations	4,844.2	2,416.7	2,003.9
Depreciation, amortization and depletion	869.7	354.1	305.5
Accretion	88.8	23.9	17.1
Selling, general and administrative	880.4	434.7	313.7
(Gain) loss on disposition of assets and impairments, net	(137.0)	89.8	-
Restructuring charges	63.2	82.7	-

Operating income	1,589.8	283.2	536.0
Interest expense	(595.9)	(131.9)	(94.8)
Loss on extinguishment of debt	(134.1)	-	-
Interest income	2.0	9.6	12.8
Other income (expense), net	3.2	(1.6)	14.1

Income before income taxes	865.0	159.3	468.1
Provision for income taxes	368.5	85.4	177.9

Net income	496.5	73.9	290.2
Less: net income attributable to noncontrolling interests	(1.5)	(0.1)	-

Net income attributable to Republic Services, Inc.	$495.0	$73.8	$290.2

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.30	$0.38	$1.53

Weighted average common shares outstanding	379.7	196.7	190.1

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.30	$0.37	$1.51

Weighted average common and common equivalent shares outstanding	381.0	198.4	192.0

Cash dividends per common share	$0.76	$0.72	$0.55

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

			Republic Services, Inc. Stockholders’ Equity
								Other
			Common Stock		Additional			Comprehensive
		Comprehensive	Shares,	Par	Paid-In	Retained	Treasury	Income (Loss),	Noncontrolling
	Total	Income	Net	Value	Capital	Earnings	Stock	Net of Tax	Interests

Balance as of December 31, 2006	$1,422.1		194.5	$1.9	$1,617.5	$1,602.6	$(1,800.8)	$0.9	$-
Comprehensive income:
Net income	290.2	$290.2	-	-	-	290.2	-	-	-
Other comprehensive income, net of tax:
Change in the value of derivative instruments, net of tax of $5.1	8.2	8.2	-	-	-	-	-	8.2	-

Other comprehensive income	8.2	8.2

Comprehensive income	298.4	$298.4

Cumulative effect of change in accounting principle	(5.6)		-	-	-	(5.6)	-	-	-
Stock split	-		-	-	(1,635.0)	(210.3)	1,845.3	-	-
Cash dividends declared	(104.6)		-	-	-	(104.6)	-	-	-
Issuances of common stock	45.4		1.9	0.1	45.3	-	-	-	-
Issuances of restricted stock and deferred stock units	-		0.1	-	-	-	-	-	-
Stock-based compensation	10.9		-	-	10.9	-	-	-	-
Purchases of common stock for treasury	(362.8)		(11.1)	-	-	-	(362.8)	-	-

Balance as of December 31, 2007	1,303.8		185.4	2.0	38.7	1,572.3	(318.3)	9.1	-
Comprehensive income:
Net income	73.9	$73.9	-	-	-	73.8	-	-	0.1
Other comprehensive loss, net of tax:
Change in the value of derivative instruments, net of tax of $5.4	(8.6)	(8.6)	-	-	-	-	-	(8.6)	-
Employee benefit plan liability adjustments, net of tax of $1.9	(3.6)	(3.6)	-	-	-	-	-	(3.6)	-

Other comprehensive loss	(12.2)	(12.2)

Comprehensive income	61.7	$61.7

Cash dividends declared	(168.9)		-	-	-	(168.9)	-	-	-
Issuances of common stock other	27.7		1.5	-	27.7	-	-	-	-
Issuances of common stock due to the acquisition of Allied	6,113.7		195.8	1.9	6,111.8	-	-	-	-
Equity issuance costs due to the acquisition of Allied	(1.8)		-	-	(1.8)	-	-	-	-
Acquisition of noncontrolling interest	1.0		-	-	-	-	-	-	1.0
Value of stock options issued to replace Allied stock options	61.2		-	-	61.2	-	-	-	-
Issuances of restricted stock and deferred stock units	-		0.4	-	-	-	-	-	-
Stock-based compensation	24.0		-	-	24.0	-	-	-	-
Adjustment to deferred tax benefits for deferred stock units	(1.5)		-	-	(1.5)	-	-	-	-
Purchases of common stock for treasury	(138.4)		(4.6)	-	-	-	(138.4)	-	-

Balance as of December 31, 2008	7,282.5		378.5	3.9	6,260.1	1,477.2	(456.7)	(3.1)	1.1
Comprehensive income:
Net income	496.5	$496.5	-	-	-	495.0	-	-	1.5
Other comprehensive income (loss), net of tax:
Change in the value of derivative instruments, net of tax of $0.2	(0.1)	(0.1)	-	-	-	-	-	(0.1)	-
Employee benefit plan liability adjustments, net of tax of $12.8	22.2	22.2	-	-	-	-	-	22.2	-

Other comprehensive income	22.1	22.1

Comprehensive income	518.6	$518.6

Cash dividends declared	(288.7)		-	-	-	(288.7)	-	-	-
Issuances of common stock	40.7		2.4	0.1	40.6	-	-	-	-
Stock-based compensation	15.0		-	-	15.4	(0.4)	-	-	-
Purchases of common stock for treasury	(1.0)		(0.1)	-	-	-	(1.0)	-	-

Balance as of December 31, 2009	$7,567.1		380.8	$4.0	$6,316.1	$1,683.1	$(457.7)	$19.0	$2.6

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2009	2008	2007

Cash Provided by Operating Activities:
Net income	$496.5	$73.9	$290.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	520.6	222.6	188.9
Landfill depletion and amortization	278.5	119.7	110.1
Amortization of intangible and other assets	70.6	11.8	6.5
Accretion	88.8	23.9	17.1
Non-cash interest expense – debt	92.1	10.1	0.5
Non-cash interest expense – other	58.1	0.5	-
Restructuring related charges	34.0	-	-
Stock-based compensation	15.0	24.0	10.9
Deferred tax (benefit) provision	(24.6)	(30.4)	27.8
Provision for doubtful accounts, net of adjustments	27.3	36.5	3.9
Excess income tax benefit from stock option exercises	(2.5)	2.8	7.9
Asset impairments	7.1	89.8	-
Loss on extinguishment of debt	134.1	-	-
Gain on disposition of assets, net	(147.1)	(1.4)	(13.8)
Other non-cash items	(0.1)	7.3	1.2
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	53.1	21.1	(13.6)
Prepaid expenses and other assets	(11.9)	15.8	(17.3)
Accounts payable and accrued liabilities	(121.0)	(198.2)	2.9
Restructuring related expenditures	(66.5)	-	-
Capping, closure and post-closure expenditures	(100.9)	(27.9)	(14.7)
Remediation expenditures	(56.2)	(43.3)	(29.0)
Other liabilities	51.5	153.6	81.8

Cash Provided by Operating Activities	1,396.5	512.2	661.3

Cash Used in Investing Activities:
Purchases of property and equipment	(826.3)	(386.9)	(292.5)
Proceeds from sales of property and equipment	31.8	8.2	6.1
Cash used in acquisitions, net of cash acquired	(0.1)	(553.8)	(4.4)
Cash proceeds from divestitures, net of cash divested	511.1	3.3	42.1
Change in restricted cash and marketable securities	41.6	(5.3)	(11.6)
Other	(0.6)	(0.2)	-

Cash Used in Investing Activities	(242.5)	(934.7)	(260.3)

Cash (Used in) Provided by Financing Activities:
Proceeds from notes payable and long-term debt	1,472.6	1,453.4	313.5
Proceeds from issuance of senior notes, net of discount	1,245.4	-	-
Payments of notes payable and long-term debt	(3,583.9)	(740.6)	(302.4)
Premiums paid on extinguishment of debt	(47.3)	-	-
Fees paid to issue and retire senior notes and certain hedging relationships	(14.3)	-	-
Issuances of common stock	39.6	24.6	31.3
Excess income tax benefit from stock option exercises	2.5	4.5	6.0
Payment for deferred stock units	-	(4.0)	-
Equity issuance cost	-	(1.8)	-
Purchases of common stock for treasury	(1.0)	(138.4)	(362.8)
Cash dividends paid	(288.3)	(128.3)	(93.9)

Cash (Used in) Provided by Financing Activities	(1,174.7)	469.4	(408.3)

(Decrease) Increase in Cash and Cash Equivalents	(20.7)	46.9	(7.3)
Cash and Cash Equivalents at Beginning of Period	68.7	21.8	29.1

Cash and Cash Equivalents at End of Period	$48.0	$68.7	$21.8

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the Company in this report) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions — Eastern, Midwest, Southern, and Western, which we have identified as our reportable segments. We acquired Allied Waste Industries, Inc. (Allied) on December 5, 2008, and have included all of the operating results of Allied starting on that date in our consolidated financial statements. See Note 3, Business Acquisitions and Divestitures, Assets Held for Sale and Restructuring Charges, for additional information.

The consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. Our investments in variable interest entities are not material to our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

In January 2007, our Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. Our shares, per share amounts, and weighted average common and common equivalent shares have been adjusted to reflect the stock split.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All amounts are in millions, except per share amounts and unless otherwise noted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions and self-insurance, and our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied. Each of these items is discussed in more detail in the following discussion. Our actual results may differ significantly from our estimates.

Cash and Cash Equivalents

We consider liquid investments with an original maturity of three months or less to be cash equivalents.

We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, as such, do not represent short-term borrowings. As of December 31, 2008, there were no net book credit balances in our primary disbursement accounts. As of December 31, 2009, there were net book credit balances of $89.9 million

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

in our primary disbursement accounts which were reclassified as accounts payable and other accrued liabilities on our consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. In order to manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. No customer exceeded 5% of our outstanding accounts receivable balance at December 31, 2009 or 2008.

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our receivables are recorded when billed or when the related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of ninety days old. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.

The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at beginning of year	$65.7	$14.7	$18.8
Additions charged to expense	27.3	36.5	3.9
Accounts written-off	(37.8)	(12.7)	(7.8)
Acquisitions	-	27.2	(0.2)

Balance at end of year	$55.2	$65.7	$14.7

Subsequent to our acquisition of Allied, we recorded a provision for doubtful accounts of $14.2 million to adjust the allowance acquired from Allied to conform to Republic’s accounting policies. We also recorded $5.4 million to provide for specific bankruptcy exposures in 2008.

In 2007, we recorded a $4.3 million reduction in our allowance for doubtful accounts as a result of refining our estimate of the allowance based on our historical collection experience.

Restricted Cash

As of December 31, 2009, we had $236.6 million of restricted cash, of which $93.1 million was proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

expenditures under the terms of the applicable agreements. Restricted cash also includes amounts held in trust as a guarantee of performance.

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

We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Estimated
Useful
Lives

Buildings and improvements	7 - 40 years
Vehicles	5 - 12 years
Landfill equipment	7 - 10 years
Other equipment	3 - 15 years
Furniture and fixtures	5 - 12 years

Landfill development costs are also included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For additional information, see Landfill and Environmental Costs.)

Capitalized Interest

We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

1.  Total construction costs are $50,000 or greater,

2.  The construction phase is one month or longer, and

3.  The assets have a useful life of one year or longer.

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

indebtedness. Interest capitalized was $7.8 million, $2.6 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, accounts receivable, accounts payable, accrued liabilities, long-term debt and the assets in our defined benefit plan. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We have determined the estimated fair values of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The fair value estimates are based on information available as of December 31, 2009 and 2008. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

The carrying value of cash and cash equivalents, restricted cash and marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturities of these instruments. See Note 9, Debt, for the fair value disclosures related to our long-term debt.

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

All derivatives are measured at fair value and recognized in the balance sheet as assets or liabilities, as appropriate. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of derivative instruments are reported in stockholders’ equity as components of other comprehensive income until the forecasted transaction occurs or is not probable of occurring. When the forecasted transaction occurs or is not probable of occurring, the realized net gain or loss is then recognized in the consolidated statements of income. Changes in fair value of the ineffective portions of derivative instruments are recognized currently in earnings.

The fair values of our interest rate swap agreements and the fair values of our diesel fuel and other commodity hedges are obtained from third-party counter-parties and are determined using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy). The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Goodwill and Other Intangible Assets

We annually test goodwill at December 31 for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwest, Southern, and Western. In determining fair value, we primarily utilize discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

Significant estimates used in our fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 3% to 5%; (ii) future estimated effective tax rates, which we estimate to be 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rates, which we estimate to range between 8% and 10%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability of a significant asset group within the reporting unit.

We assign assets and liabilities from our corporate reporting segment to our four operating segments to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.

In preparing our annual test for impairment as of December 31, 2009, we determined that the aggregate sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding at the closing market price on December 31, 2009. We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2009, we determined that the indicated fair value of our reporting units exceeded the carrying value of our reporting units by a range of 125% to 150% and, as such, we noted no indicators of impairment at our reporting units.

We will continuously monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. If our book value per share exceeds our market price per share or if we have other indicators of impairment, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis and possible impairment of our goodwill. Additionally, we would then be required to review our remaining long-lived assets for impairment.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.

Other intangible assets include values assigned to customer relationships, long-term contracts, covenants not to compete and trade names, and are amortized generally on a straight-line basis over periods ranging from 2 to 23 years.

Landfill and Environmental Costs

Life Cycle Accounting

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace.

Costs and airspace estimates are developed at least annually by engineers. We use these estimates to adjust the rates we use to deplete capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include but are not limited to changes due to the addition of airspace lying in probable expansion areas, airspace consumed and changes in engineering estimates.

Total Available Disposal Capacity

As of December 31, 2009, we owned or operated 192 active solid waste landfills with total available disposal capacity of approximately 4.6 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus our estimate of expansion airspace that has a probable likelihood of being permitted.

Probable Expansion Airspace

We classify landfill disposal capacity as either permitted (having received the final permit from the applicable regulatory agency) or as probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in our calculation of total available disposal capacity, the following criteria must be met:

•	We own the land associated with the expansion airspace or control it pursuant to an option agreement,
•	We are committed to supporting the expansion project financially and with appropriate resources,
•	There are no identified fatal flaws or impediments associated with the project, including political impediments,
•	Progress is being made on the project,
•	The expansion is attainable within a reasonable time frame, and
•	We believe it is likely the expansion permit will be received.

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

We have identified three steps that landfills generally follow to obtain expansion permits. These steps are as follows:

1.  Obtaining approval from local authorities,

2.  Submitting a permit application to state authorities, and

3.  Obtaining permit approval from state authorities.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

We continually monitor our progress toward obtaining permits for each of our sites with probable airspace. If at any point it is determined that a landfill expansion area no longer meets our criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to deplete costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly. In addition, any amounts capitalized for the probable expansion airspace are charged to expense in the period in which it is determined that the criteria are no longer met.

Capitalized Landfill Costs

Capitalized landfill costs include expenditures for land, permitting, cell construction and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells and other costs associated with the development of the site. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs also include final capping, closure and post-closure assets and are depleted as airspace is consumed using the units-of-consumption method.

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

Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. These estimates are reviewed by management and are used by our operating and accounting

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 132 closed landfills.

A liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to the passage of time are recognized as operating expenses in the consolidated statement of income and are referred to as accretion expense. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in the consolidated statement of income.

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

In connection with the 2008 annual review of our calculations with respect to landfill asset retirement obligations, we made a change in estimate, which is considered to be a change in accounting estimate that is effected by a change in accounting principle. This change, which we believe is preferable, was made to better align the estimated amount of waste to be placed in an area to be capped (which is used to calculate our capping rates) with the physical operation of our landfills. The expected costs related to our capping events did not change and we will continue to use separate rates for each capping event. This change resulted in a $32.6 million decrease in our capping asset retirement obligations and related assets. These assets will be amortized to expense prospectively as a change in estimate. This change in estimate did not have a material impact on our consolidated financial position, results of operations or cash flows.

We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

In general, we engage third parties to perform most of our final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based on quoted and actual prices paid for similar work. We also perform some of our final capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

profit margin to the estimated cost of such services to better reflect their fair market value. If we perform these services internally, the added profit margin would be recognized as a component of operating income in the period the obligation is settled.

An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, it is not necessary to consider a market risk premium in the determination of expected cash flows. While the cost of asset retirement obligations associated with final capping, closure and post-closure can be quantified and estimated, there is not an active market that can be utilized to determine the fair value of these activities. In the waste industry, there generally is not a market for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flow for landfill asset retirement obligations.

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

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free rate. In general, the credit-adjusted, risk-free rate we used for liability recognition was 7.5% and 6.6% for the years ended December 31, 2009 and 2008, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, our capping, closure and post-closure obligations acquired from Allied were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions in effect at the time of the acquisition.

Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is our credit-adjusted, risk-free rate in effect at the time the liabilities were recorded.

Changes due to revisions of the estimates of the amount or timing of the original undiscounted cash flows used to record a liability are recognized by increasing or decreasing the carrying amount of the asset retirement obligation liability and the carrying amount of the related asset. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate that existed when the original liability was recognized.

We review our calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the change has occurred.

Environmental Operating Costs

In the normal course of business, we expense currently as incurred various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

The environmental liabilities assumed from Allied relate to impacts at both owned and unowned sites. In the case of owned sites, we are actively working with the appropriate regulatory entity under the applicable regulations (typically RCRA or Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)) to characterize and remediate potential issues. At unowned sites, we are working within the regulatory and procedural framework established by CERCLA to characterize and remediate potential issues, in conjunction with other potentially liable parties at each location. Pursuant to the purchase method of accounting, we have recorded the environmental remediation liabilities assumed from Allied based upon estimates of their fair value, using an estimate of future cash flows or settlement. Previously, and consistent with our method of accounting, Allied recorded remediation liabilities based upon accounting for loss contingencies, however, amounts recorded under this method are generally not at fair value.

Since the date of acquisition, our process for deriving fair value for the environmental liabilities assumed from Allied included first identifying the population of remediation sites where we are either fully or partially responsible for remediation or potential remediation. The population of remediation sites was then stratified into categories based on (i) the maturity of the issue relative to recognized stages in the applicable regulation (typically CERCLA or RCRA) and (ii) the extent of our participation in the remediation activity. Using these categories, we applied one of the following multiple estimation processes to quantify fair value:

•	For sites with established responsibility but a high level of uncertainty with the outcome of the remedial process, we developed multiple remediation scenarios. We then probability weighted the remediation scenarios to develop a fair value estimate.
•	For sites where the level of responsibility was less defined, we developed a fair value estimate of the settlement costs based upon market participant assessments from external legal counsel.
•	For sites which we own and are in the earliest stages of the remedial process, we identified the most applicable standard remedial techniques and then probability weighted the use of each technique to develop a fair value estimate.
•	For the remaining sites with low levels of uncertainty, we developed a primary remedial strategy and cost estimate to determine the fair value of the liability.

The initial liabilities recorded as part of our acquisition of Allied were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding Allied’s remediation sites. In certain situations, we used external engineers and attorneys to assist in the development of our fair value estimates. As a result of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the process, we increased the fair value of our remediation reserves by $181.9 million. Any further adjustments to our remediation reserves resulting in changes in estimate or reserve settlements will be reflected currently in earnings in the periods in which such adjustments become known.

Asset Impairments

We continually evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•	A significant decrease in the market price of an asset or asset group,
•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition,
•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator,
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,
•	A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group,
•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or
•	An impairment of goodwill at a reporting unit.

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

If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded in the consolidated statement of income in the current period. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Allied have been recorded at fair value, and, therefore, have been discounted to present value based on our estimate of the timing of the related cash flows.

As we are the primary obligor for payment of all claims, we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers are recorded in other assets.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer and disposal operations, as part of our growth strategy. For all acquisitions completed prior to December 31, 2008 (prior to the effective date of the new business combinations pronouncement as discussed in Recently Issued Accounting Pronouncements), businesses are included in the consolidated financial statements from the date of acquisition. The cost of the acquired businesses is allocated to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

For all acquisitions completed under the new business combinations pronouncement, as of the respective acquisition dates, we recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (i) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the our previously held equity interest in the acquiree (if any), over (ii) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we were seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We will recognize third-party transaction related costs as expense currently in the period in which they are incurred.

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under U.S. GAAP can be included in discontinued operations. In addition, only components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station.

Costs Associated with Exit Activities

We record costs associated with exit activities such as for employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs.

In addition, we account for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date. We recognize employee termination benefits as liabilities assumed as of the acquisition date when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, if the future service period for these employees is less than sixty days from their date of notification.

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.

Contingent liabilities recorded in purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges which consist of prices for diesel fuel and other commodities, net of tax, and certain adjustments to liabilities associated with our employee benefit plan liabilities, net of tax.

Revenue Recognition

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided. No one customer has individually accounted for more than 5% of our consolidated revenue or of our reportable segment revenue in any of the past three years.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Income Taxes

We are subject to income taxes in the United States and Puerto Rico. We record deferred income taxes to reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases using enacted tax rates that we expect to be in effect when the taxes are actually paid or recovered.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making these determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income and recent financial operating results. In the event we determine that we would be able to realize a deferred income tax asset in the future in excess of its net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Effective January 1, 2007, we adopted new guidance which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This new guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying consolidated statements of income. Accrued interest and penalties are included in other accrued liabilities, and deferred income taxes and other long-term tax liabilities, in the consolidated balance sheets.

Defined Benefit Pension Plan

We currently have one qualified defined pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain current and former employees of Allied in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. However, the benefits of approximately 97% of the current plan participants were frozen upon Allied’s acquisition of BFI in 1999.

Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC), as amended by the Pension Protection Act of 2006. The Plan’s assets have been invested as determined by our Retirement Benefits Committee. We annually review and adjust the Plan’s asset allocation as deemed necessary.

The benefit obligation and associated income or expense related to the Plan are determined using annually established assumptions for discount rates, expected rates of return and average rates for compensation increases. We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, giving consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Equity-Based Compensation Plans

We recognize equity-based compensation expense on the estimated fair value of stock options and similar equity instruments issued as compensation to employees over the requisite service periods.

Cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense, resulting from the exercise of stock options, are classified as cash flows from financing activities. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement-eligible date, if earlier.

The fair value of each option on the date of grant is estimated using a lattice binomial option-pricing model based on certain valuation assumptions. Expected volatilities are based on our historical stock prices over the contractual terms of the options and other factors. The risk-free interest rates are based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life. The dividend yield reflects our dividend yield at the date of grant. The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual terms of the options and our employees’ historical exercise and post-vesting employment termination behavior, weighted to reflect the job level demographic profile of the employees receiving the option grants. The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results.

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

Capital Leases

Assets acquired under capital leases are capitalized at the inception of each lease and are amortized to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. The present value of the related lease payments is recorded as a debt obligation.

Related Party Transactions

It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Recently Issued Accounting Pronouncements

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

Business Combinations

In December 2007, the FASB issued new guidance for business combinations applicable to all transactions and other events in which one entity obtains control over one or more other businesses. Under this new guidance all transaction and restructuring charges are required to be recognized as expenses as incurred. The new guidance requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined as of the acquisition date. It also requires the acquirer to recognize assets acquired, liabilities assumed, consideration paid and any noncontrolling interests acquired at their acquisition-date fair values. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are recorded in the income statement. The impact of the adoption of this new guidance on our consolidated financial statements is dependent on the nature and volume of future acquisitions, and, therefore, can not be determined at this time.

This new guidance is required to be applied prospectively, and, in general, will be effective for businesses we acquire on or after January 1, 2009. However, in the case of deferred tax asset valuation allowances and uncertain tax position liabilities, the guidance applies to the accounting for all business acquisitions, whether the acquisition occurred before or after adoption.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This new guidance is effect for annual reporting periods beginning after November 15, 2009. We do not believe the impact of adopting this guidance will have a material effect on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	BUSINESS ACQUISITIONS AND DIVESTITURES, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES

Merger with Allied Waste Industries, Inc.

Rationale for the Merger

We believe that our merger with Allied results in a combined company that has greater financial strength, operational efficiencies, earning power and growth potential than either we or Allied would have on our own. We believe that there is a substantial strategic fit between the markets serviced by Republic, which are located predominantly in high-growth Sunbelt markets, and those served by Allied, which has a national footprint. Since our collection markets are highly complementary, the combined company is diversified across geographic markets, customer segments and service offerings. This balance will allow our combined company to capitalize on attractive business opportunities, mitigate geographic risk, and results in greater stability and predictability of revenue and free cash flow. We also believe that the merger will result in a number of important synergies, primarily from achieving greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Therefore, we believe that the premium we paid to effectuate the merger was reasonable.

Purchase Price

The purchase price paid for Allied, which was acquired on December 5, 2008, includes the value of Republic’s common stock issued in exchange for Allied’s outstanding common stock, the conversion of Allied’s outstanding stock options and unvested restricted stock awards into Republic’s equity-based awards, cash paid to retire Allied’s revolving credit facility, the fair value of Allied’s debt less cash assumed at closing and Republic’s transaction costs.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In summary, the purchase price paid for the acquisition of Allied and the allocation of the purchase price is as follows:

	December 5,		December 31,		December 31,
	2008	Adjustments	2008	Adjustments	2009

Purchase price:
Value of Republic common stock issued in exchange for Allied common stock outstanding	$6,113.7	$-	$6,113.7	$(0.8)	$6,112.9
Value of Republic stock options issued to replace Allied stock options	61.2	-	61.2	-	61.2
Cash paid to retire Allied’s credit facility	671.8	-	671.8	-	671.8
Debt, fair value	5,402.0	-	5,402.0	(45.8)	5,356.2
Less: cash acquired	(131.3)	-	(131.3)	-	(131.3)
Transaction costs	57.4	-	57.4	1.5	58.9

Total purchase price	12,174.8	-	12,174.8	(45.1)	12,129.7

Allocated as follows:
Current assets	910.8	(0.9)	909.9	-	909.9
Landfill development costs	2,600.0	-	2,600.0	-	2,600.0
Other property and equipment	2,256.8	1.9	2,258.7	3.6	2,262.3
Other assets	226.6	(1.1)	225.5	(36.7)	188.8
Current liabilities	(1,336.3)	-	(1,336.3)	(97.0)	(1,433.3)
Capping, closure and post-closure liabilities	(813.1)	-	(813.1)	(72.3)	(885.4)
Environmental liabilities	(208.1)	-	(208.1)	(181.9)	(390.0)
Deferred income taxes and other long-term tax liabilities	(774.1)	0.9	(773.2)	136.0	(637.2)
Other long-term liabilities	(235.1)	-	(235.1)	3.3	(231.8)

Net book value of assets acquired and liabilities assumed	2,627.5	0.8	2,628.3	(245.0)	2,383.3

Excess purchase price to be allocated	$9,547.3	$(0.8)	$9,546.5	$199.9	$9,746.4

Allocated as follows:
Goodwill	$9,006.3	$(0.8)	$9,005.5	$194.1	$9,199.6
Other intangible assets
Customer relationships	420.0	-	420.0	-	420.0
Franchise agreements	60.0	-	60.0	-	60.0
Other municipal agreements	30.0	-	30.0	-	30.0
Tradenames	30.0	-	30.0	-	30.0
Favorable lease agreements	-	-	-	5.8	5.8
Non-compete agreements	1.0	-	1.0	-	1.0

Total allocated	$9,547.3	$(0.8)	$9,546.5	$199.9	$9,746.4

Adjustments in future periods, if any, made to assets acquired and liabilities assumed will be recorded in our consolidated statement of income.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The intangible assets identified that were determined to have value as a result of our analysis of Allied’s projected revenue streams and their related profits include customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names. The fair values for these intangible assets are reflected in the previous table. Other intangible assets were identified that are considered to be components of either property and equipment or goodwill under U.S. GAAP, including the value of the permitted and probable airspace at Allied’s landfills (property and equipment), the going concern element of Allied’s business (goodwill) and its assembled workforce (goodwill). The going concern element represents the ability of an established business to earn a higher rate of return on an assembled collection of net assets than would be expected if those assets had to be acquired separately. A substantial portion of this going concern element acquired is represented by Allied’s infrastructure of market-based collection routes and its related integrated waste transfer and disposal channels, whose value has been included in goodwill.

All of the goodwill and other intangible assets resulting from the acquisition of Allied will not be deductible for income tax purposes.

Pro Forma Information

The consolidated financial statements presented for Republic include the operating results of Allied from the date of the acquisition. The following pro forma information is presented assuming the merger had been completed as of January 1, 2007. The unaudited pro forma information presented has been prepared for illustrative purposes and is not intended to be indicative of the results of operations that would have actually occurred had the acquisition been consummated at the beginning of the periods presented or of future results of the combined operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that occur as a result of the integration and consolidation of the acquisition (in millions, except share and per share amounts).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$9,362.2	$9,244.9
Net income	285.7	423.2
Basic earnings per share	0.76	1.10
Diluted earnings per share	0.75	1.09

The unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets, accretion of discounts to fair value associated with debt, environmental, self-insurance and other liabilities, accretion of capping, closure and post-closure obligations and amortization of the related assets, and provision for income taxes.

Assets Held For Sale

As a condition of the merger with Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As such, we classified these assets and liabilities as assets held for sale in our consolidated balance sheet at December 31, 2008. Certain of the legacy Republic assets classified as held for sale were adjusted to their estimated fair values less costs to sell and resulted in the recognition of an asset impairment loss of $1.8 million and $6.1 million in our consolidated statements of income for the years ended December 31, 2009 and 2008, respectively. The assets held for sale related to operations that were Allied’s were recorded at their estimated fair values in our consolidated balance sheet as of December 31, 2008 in

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

accordance with the purchase method of accounting. During 2009 we completed our required divestitures. Assets held for sale in our consolidated balance sheet at December 31, 2008 are as follows:

Prepaid expenses and other current assets	$17.5
Other assets	285.1

Total assets	$302.6

Accrued liabilities	$3.1
Other long-term liabilities	31.0

Total liabilities	$34.1

Restructuring Charges

As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the year ended December 31, 2009, we incurred $63.2 million of restructuring and integration charges related to our integration of Allied, of which $34.0 million consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially, all the charges are recorded in our corporate segment. During 2010, we expect to incur additional charges approximating $12 million to complete our plan. We expect that the majority of these charges will be paid during 2010 and will extend into 2011.

The following table reflects the activity during the year ended December 31, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at			Balance at
	December 31,			December 31,
	2008	Additions	Payments	2009

Severance and other termination benefits	$12.5	$31.4	$(24.3)	$19.6
Relocation	17.9	2.6	(15.3)	5.2

Total	$30.4	$34.0	$(39.6)	$24.8

Accrued Liabilities Related to Allied

The following table reflects the activity during the year ended December 31, 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at			Balance at
	December 31,			December 31,
	2008	Additions	Payments	2009

Severance and other termination benefits	$22.6	$6.7	$(26.9)	$2.4

The initial legal contingencies recorded as part of our acquisition of Allied were estimated using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding various Allied legal matters, and as a

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

result increased the legal reserves by $53.9 million. Any further adjustments to our Allied legal matter reserves resulting from changes in estimates or reserve settlements will be reflected in our consolidated statement of income in the periods in which such adjustments become known. As of December 31, 2009 and 2008, we recorded $85.4 million and $31.5 million, respectively, of accrued liabilities in purchase accounting for the estimated liabilities related to various Allied legal matters.

During 2009, we recorded additional liabilities for unfavorable contract and lease exit costs of $22.6 million and $7.7 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following table reflects activity during the year ended December 31, 2009 associated with unfavorable contracts and lease exit liabilities:

	Balance at			Balance at
	December 31,		Payments /	December 31,
	2008	Additions	Amortization	2009

Lease exit costs	$-	$7.7	$(1.3)	$6.4
Unfavorable contracts	33.3	22.6	(6.9)	49.0

Total	$33.3	$30.3	$(8.2)	$55.4

Other Acquisitions

In addition to our acquisition of Allied, we acquired various other solid waste businesses during the years ended December 31, 2008 and 2007. The aggregate purchase price paid for these transactions was $13.4 million and $4.4 million, respectively. In summary, the purchase price paid for these acquisitions (excluding Allied) and the allocation of the purchase price as of December 31 is as follows:

	2008	2007

Cash used in acquisitions, net of cash acquired	$13.4	$4.4

Allocated as follows:
Working capital surplus (deficit)	0.4	(0.8)
Property and equipment	5.7	3.6
Other liabilities, net	(1.3)	-

Net book value of assets acquired and liabilities assumed	4.8	2.8

Excess purchase price to be allocated	$8.6	$1.6

Allocated as follows:
Goodwill	$1.7	$1.0
Other intangible assets	6.9	0.6

Total allocated	$8.6	$1.6

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

Other Divestitures

In October 2009, we divested a hauling operation in Miami-Dade County, Florida and received proceeds of $32.7 million and recognized a loss of $10.2 million. In November 2007, we divested our Texas-based compost, mulch and soil business and received proceeds of $36.5 million. A gain of $12.5 million was recorded in 2007 on this divesture.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment as of December 31 is as follows:

	2009	2008

Other land	$418.7	$464.4
Non-depletable landfill land	142.7	169.3
Landfill development costs	4,230.9	4,126.3
Vehicles and equipment	3,792.4	3,432.3
Buildings and improvements	741.6	706.0
Construction-in-progress - landfill	245.1	76.2
Construction-in-progress - other	23.0	26.3

	9,594.4	9,000.8

Less: Accumulated depreciation, depletion and amortization:
Landfill development costs	(1,275.4)	(1,004.2)
Vehicles and equipment	(1,518.2)	(1,147.3)
Buildings and improvements	(143.1)	(111.1)

	(2,936.7)	(2,262.6)

Property and equipment, net	$6,657.7	$6,738.2

Property and equipment, net excludes assets classified as held for sale of $214.1 million as of December 31, 2008.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill, Net

A summary of the activity and balances in our goodwill accounts, net, by operating segment is as follows:

	Balance at	Adjustments		Adjustments	Balance at
	December 31,	to		to Assets	December 31,
	2008	Acquisitions	Divestitures	Held for Sale	2009

Eastern	$2,772.5	$45.0	$(11.2)	$12.2	$2,818.5
Midwest	2,083.8	34.7	-	(0.3)	2,118.2
Southern	2,715.6	48.6	(61.8)	22.3	2,724.7
Western	2,949.6	56.1	-	-	3,005.7

Total	$10,521.5	$184.4	$(73.0)	$34.2	$10,667.1

				Impairments and
	Balance at			Adjustments	Balance at
	December 31,			to Assets	December 31,
	2007	Acquisitions	Divestitures	Held for Sale	2008

Eastern	$510.0	$2,281.0	$(0.2)	$(18.3)	$2,772.5
Midwest	374.1	1,710.7	(0.2)	(0.8)	2,083.8
Southern	340.7	2,397.4	(0.2)	(22.3)	2,715.6
Western	330.9	2,618.9	(0.2)	-	2,949.6

Total	$1,555.7	$9,008.0	$(0.8)	$(41.4)	$10,521.5

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Adjustments to acquisitions for the year ended December 31, 2009 includes a $9.7 million adjustment for deferred taxes pertaining to prior years’ acquisitions.

Other Intangible Assets, Net

Other intangible assets, net, include values assigned to customer relationships franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances in other intangible assets accounts by operating segment is as follows:

	Gross Intangible Assets				Accumulated Amortization			Net
	Balance at		Adjustments	Balance at	Balance at		Balance at	Intangibles at
	December 31,		to	December 31,	December 31,	Amortization	December 31,	December 31,
	2008	Acquisitions	Acquisitions	2009	2008	Expense	2009	2009

Eastern	$139.3	$-	$-	$139.3	$(5.6)	$(14.4)	$(20.0)	$119.3
Midwest	97.7	-	-	97.7	(5.6)	(10.8)	(16.4)	81.3
Southern	126.7	0.1	-	126.8	(4.5)	(14.6)	(19.1)	107.7
Western	220.7	0.1	-	220.8	(35.0)	(23.0)	(58.0)	162.8
Corporate	31.0	-	5.8	36.8	(0.6)	(7.3)	(7.9)	28.9

Total	$615.4	$0.2	$5.8	$621.4	$(51.3)	$(70.1)	$(121.4)	$500.0

	Gross Intangible Assets				Accumulated Amortization			Net
	Balance at		Adjustments	Balance at	Balance at		Balance at	Intangibles at
	December 31,		to	December 31,	December 31,	Amortization	December 31,	December 31,
	2007	Acquisitions	Acquisitions	2008	2007	Expense	2008	2008

Eastern	$6.3	$133.0	$-	$139.3	$(3.8)	$(1.8)	$(5.6)	$133.7
Midwest	6.8	90.9	-	97.7	(3.8)	(1.8)	(5.6)	92.1
Southern	4.6	122.1	-	126.7	(2.9)	(1.6)	(4.5)	122.2
Western	49.6	170.9	0.2	220.7	(30.3)	(4.7)	(35.0)	185.7
Corporate	-	31.0	-	31.0	-	(0.6)	(0.6)	30.4

Total	$67.3	$547.9	$0.2	$615.4	$(40.8)	$(10.5)	$(51.3)	$564.1

Based on the amortizable assets recorded in the balance sheet at December 31, 2009, amortization expense for each of the next five years is estimated to be as follows (in millions):

2010	$69.9
2011	68.5
2012	59.3
2013	57.6
2014	52.1

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of December 31 is as follows:

	2009	2008

Inventories	$33.7	$37.1
Prepaid expenses	59.3	58.6
Other non-trade receivables	57.1	47.7
Income taxes receivable	-	3.0
Assets held for sale	-	17.5
Other current assets	6.4	10.8

Total	$156.5	$174.7

Other current assets include the fair value of fuel and commodity hedges of $5.0 million and $10.0 million at December 31, 2009 and 2008, respectively.

Other Assets

A summary of other assets as of December 31 is as follows:

	2009	2008

Deferred financing costs	$32.4	$27.4
Deferred compensation plan	15.2	13.0
Notes and other receivables	45.1	57.2
Assets held for sale	-	285.1
Other	117.4	107.3

Total	$210.1	$490.0

Notes and other receivables include the fair value of interest rate swaps of $9.9 million and $15.1 million at December 31, 2009 and 2008, respectively.

7.	OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of December 31 is as follows:

	2009	2008

Accrued payroll and benefits	$169.6	$130.6
Accrued fees and taxes	114.4	118.7
Self-insurance reserves, current portion	110.9	173.6
Accrued dividends	72.4	72.0
Current tax liabilities	70.0	47.1
Restructuring liabilities	24.8	30.4
Accrued professional fees and legal settlement reserves	21.7	43.7
Other	156.4	180.7

Total	$740.2	$796.8

Other accrued liabilities includes the fair value of fuel and commodity hedges of $5.7 million and $12.9 million at December 31, 2009 and 2008, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Other Long-Term Liabilities

A summary of other long-term liabilities as of December 31 is as follows:

	2009	2008

Deferred compensation liability	$15.7	$13.2
Pension and other postretirement liabilities	38.1	74.8
Liabilities related to assets held for sale	-	31.0
Contingent legal liabilities	112.0	-
Other	113.4	84.1

Total	$279.2	$203.1

Self-Insurance Reserves

In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities we assumed in the acquisition of Allied have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid.

Our liabilities for unpaid and incurred but not reported claims at December 31, 2009 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $412.9 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our self-insurance reserves for the years ended December 31:

	2009	2008	2007

Balance at beginning of year	$408.1	$178.0	$157.7
Additions charged to expense	481.3	203.0	188.2
Payments	(489.7)	(180.9)	(167.9)
Acquisition of Allied	-	206.8	-
Accretion expense	13.2	1.2	-

Balance at end of year	412.9	408.1	178.0
Less: Current portion	(110.9)	(173.6)	(59.5)

Long-term portion	$302.0	$234.5	$118.5

8.	LANDFILL AND ENVIRONMENTAL COSTS

As of December 31, 2009, we owned or operated 192 active solid waste landfills with total available disposal capacity of approximately 4.6 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 132 closed landfills.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Accrued Landfill and Environmental Costs

A summary of our landfill and environmental liabilities as of December 31 is as follows:

	2009	2008

Landfill final capping, closure and post-closure liabilities	$1,074.5	$1,040.6
Remediation	554.1	389.9

	1,628.6	1,430.5
Less: Current portion	(245.4)	(233.4)

Long-term portion	$1,383.2	$1,197.1

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2009	2008	2007

Asset retirement obligation liabilities, beginning of year	$1,040.6	$277.7	$257.6
Non-cash asset additions	32.5	20.5	19.5
Additions due to acquisitions	72.3	813.1	-
Asset retirement obligation adjustments	(57.4)	(32.6)	(1.8)
Payments	(100.9)	(27.9)	(14.7)
Accretion expense	88.8	23.9	17.1
Adjustments to liabilities related to assets held for sale	(1.4)	(34.1)	-

Asset retirement obligation liabilities, end of year	1,074.5	1,040.6	277.7
Less: Current portion	(137.5)	(130.6)	(32.6)

Long-term portion	$937.0	$910.0	$245.1

The initial liabilities recorded as part of our acquisition of Allied were developed using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information about the facts and circumstances surrounding our sites, and, as a result, increased the fair value of our closure and post-closure reserves by $72.3 million. The amounts we have recorded for these obligations are not comparable to the amounts Allied recorded. We have recorded these obligations at their estimated fair values, inflated them to the expected payment date and then discounted the obligations using our credit-adjusted, risk-free rate at the time of the acquisition of 9.75%. Any further adjustments to our final capping, closure and post-closure liabilities will be reflected prospectively in our consolidated statement of income in the periods in which such adjustments become known.

We review our landfill asset retirement obligations annually. As a result, we recorded a net decrease in amortization expense of $5.1 million for the year ended December 31, 2009 and a net increase in amortization expense of $0.6 million and $3.3 million for the years ended December 31, 2008 and 2007, respectively, primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $58.5 million at December 31, 2009 and is included in restricted cash in our consolidated balance sheet.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The expected future payments for final capping, closure and post-closure as of December 31, 2009 are as follows:

2010	$137.5
2011	93.2
2012	101.6
2013	115.2
2014	91.5
Thereafter	4,416.6

$4,955.6

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2009.

Environmental Remediation Liabilities

The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2009	2008	2007

Remediation liabilities, beginning of year	$389.9	$67.5	$45.1
Additions due to acquisitions	181.9	208.1	51.4
Additions charged to expense	4.9	155.9	-
Payments	(56.2)	(43.3)	(29.0)
Accretion expense	33.6	1.7	-

Remediation liabilities, end of year	554.1	389.9	67.5
Less: Current portion	(107.9)	(102.8)	(33.4)

Long-term portion	$446.2	$287.1	$34.1

The initial liabilities recorded at December 31, 2008 as part of our acquisition of Allied were developed using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information about the facts and circumstances surrounding Allied’s remediation sites, and, as a result, increased the fair value of our remediation reserves by $181.9 million. Any further adjustments to our remediation reserves resulting from changes in estimates or reserve settlements will be reflected in our consolidated statement of income in the periods in which such adjustments become known. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing an investigation to being in the final stages of post remedial monitoring. See also Note 2, Summary of Significant Accounting Policies — Environmental Remediation Liabilities, for further information. We recorded the liabilities assumed from Allied at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The expected undiscounted future payments for remediation costs as of December 31, 2009 are as follows:

2010	$107.9
2011	77.1
2012	58.5
2013	57.9
2014	38.4
Thereafter	415.4

$755.2

The following is a discussion of our significant remediation matters:

Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed with the OEPA to undertake certain other remedial actions as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability for Countywide recorded as of December 31, 2009 is $74.2 million, of which approximately $5.7 million is expected to be paid during 2010.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of December 31, 2009 is $46.8 million, of which approximately $1.6 million is expected to be paid during 2010.

Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of December 31, 2009 is $37.0 million, of which approximately $12.8 million is expected to be paid during 2010.

Congress Development Landfill. In January 2006, Congress Development Co. (CDC) was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill. The remediation liability recorded for CDC as of December 31, 2009 is $82.5 million, of which approximately $19.9 million is expected to be paid during 2010.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Our notes payable, capital leases and long-term debt at December 31, 2009 and 2008 are listed in the following table, and are presented net of unamortized discounts and premiums, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt we acquired as part of the acquisition of Allied was recorded at fair value as of the acquisition date.

	Debt Balance at
	December 31, 2009	December 31, 2008

$1.0 billion Revolver due 2012	$-	$-
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	315.4	665.0
Receivables secured loans	300.0	400.0
Senior notes, fixed interest rate of 7.125%, due 2009	-	99.3
Senior notes, fixed interest rate of 6.500%, due 2010	216.5	333.2
Senior notes, fixed interest rate of 5.750%, due 2011	252.5	371.1
Senior notes, fixed interest rate of 6.375%, due 2011	209.1	257.7
Senior notes, fixed interest rate of 6.750%, due 2011	396.4	464.2
Senior notes, fixed interest rate of 7.875%, due 2013	-	422.4
Senior notes, fixed interest rate of 6.125%, due 2014	379.3	370.5
Senior notes, fixed interest rate of 7.375%, due 2014	-	363.5
Senior notes, fixed interest rate of 7.250%, due 2015	540.2	531.7
Senior notes, fixed interest rate of 7.125%, due 2016	526.7	518.7
Senior notes, fixed interest rate of 6.875%, due 2017	654.4	645.7
Senior notes, fixed interest rate of 5.500%, due 2019	645.5	-
Senior notes, fixed interest rate of 5.250%, due 2021	600.0	-
Debentures, fixed interest rate of 9.250%, due 2021	93.1	92.8
Senior notes, fixed interest rate of 6.086%, due 2035	249.4	249.1
Debentures, fixed interest rate of 7.400%, due 2035	266.8	266.0
Senior subordinated debentures, fixed interest rate of 4.250%, due 2034	-	201.3
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.20% to 8.25%; maturities ranging from 2010 to 2037	1,223.7	1,308.2
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	93.6	142.1

Total debt	6,962.6	7,702.5
Less: Current portion	(543.0)	(504.0)

Long-term portion	$6,419.6	$7,198.5

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Credit Facilities

In April 2007, we increased our unsecured revolving credit facility from $750.0 million to $1.0 billion and extended the term from 2010 to 2012. In conjunction with the merger with Allied, in September 2008, we entered into an additional $1.75 billion revolving credit facility with a group of banks. This credit facility was used initially at the time of the merger to refinance extensions of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the merger. We also amended our existing $1.0 billion credit facility to conform certain terms of the facility to be consistent with the new $1.75 billion credit facility. We did not change the maturity date of the $1.0 billion credit facility.

The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, both terms defined in the agreements, plus an applicable margin based on our Debt Ratings, also a term defined in the agreements. As of December 31, 2009 and 2008, the interest rate for our borrowings under our Credit Facilities was 1.82% and 3.43%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. We had $0.3 billion and $0.6 billion of Eurodollar Rate borrowings, and $1.6 billion and $1.7 billion of letters of credit utilizing availability under our Credit Facilities, leaving $0.8 billion and $0.4 billion of availability under our Credit Facilities at December 31, 2009 and 2008, respectively. At December 31, 2009, we were in compliance with the covenants under our Credit Facilities.

Receivables Secured Loans

We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. As of December 31, 2009, receivables secured loans totaled $300.0 million. In May 2009, we renewed the facility for 364 days and reduced the borrowing capacity from $400.0 million to $300.0 million. We expect to repay the facility from free cash flow, draws on our Credit Facilities or proceeds from other note offerings on or before the May 2010 maturity.

The receivables securitizing this facility are held in and owned by a wholly owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At December 31, 2009, the total amount of accounts receivable (gross) serving as collateral securing the borrowing was $442.4 million. This facility is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2009, we had outstanding borrowings under this program of $300.0 million. The borrowings under this program bear interest at the financial institutions’ commercial

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

paper rate plus an applicable spread and interest is payable monthly. As of December 31, 2009 and 2008 the interest rate for our borrowings under this facility was 1.57% and 2.95%, respectively.

Senior Notes and Debentures

In December 2009 we used cash on hand and incremental borrowings under our Credit Facilities to redeem $400.0 million of our 7.375% Senior Notes due 2014. The Senior Notes were redeemed at a price equal to 103.688% of the principal amount of the notes, plus accrued and unpaid interest. We incurred a loss of $46.0 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase.

In November 2009, we issued $600.0 million of senior notes with a fixed interest rate of 5.250% due 2021 in a private placement transaction. The notes are general senior unsecured obligations and mature on November 15, 2021. Interest is payable semi-annually on May 15 and November 15, beginning May 15, 2010. These senior notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of the subsidiary guarantors. In addition, we entered into Registration Rights Agreements with the initial purchasers of the notes. Under the Registration Rights Agreements, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) to redeem $450.0 million of our 7.875% Senior Notes due 2013 at 102.625%, and (ii) to redeem $230.0 million of our 4.250% Senior Convertible Debentures due 2034 at par. We incurred a loss of $51.9 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase.

In September 2009, we issued $650.0 million of 5.500% senior notes due 2019 with an unamortized discount of $4.5 million at December 31, 2009. The notes are general senior unsecured obligations and mature on September 15, 2019. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2010. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of subsidiary guarantors. In addition, in September 2009, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 365 days, we agreed to pay additional interest on the notes. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) to tender for $325.5 million of certain outstanding senior notes maturing in 2010 and 2011 that were issued by us or one of our subsidiaries; (ii) approximately $250 million to reduce amounts outstanding under our Credit Facility, and (iii) approximately $105 million to remit estimated tax payments related to our divestiture of assets in connection with our merger with Allied. We incurred a loss of $31.8 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase.

During 2009 we repurchased a portion of our senior notes maturing in 2010 and 2011 in the secondary market. As a result, we incurred additional losses on extinguishment of debt of $4.4 million related to premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase. Also during 2009, we completed the required divestitures under the consent decree with the DOJ. Proceeds from the sales of the divested assets were primarily used to reduce amounts outstanding under our Credit Facilities. Additionally, our senior unsecured notes bearing interest at a fixed rate of 7.125% matured during 2009. We repaid the remaining principal balance of $99.3 million in May 2009.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2009 and 2008, the following are our other senior notes and debentures:

•	Senior notes totaling $216.5 million and $333.2 million, respectively, net of unamortized adjustment to fair value of $5.1 million and $16.8 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2010 and bear interest at a fixed rate of 6.500% which is payable semi-annually in February and August. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $252.5 million and $371.1 million, respectively, net of unamortized adjustment to fair value of $10.3 million and $28.9 million, respectively. These notes mature in 2011 and bear interest at a fixed rate of 5.750% which is payable semi-annually in February and August. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $209.1 million and $257.7 million, respectively, net of unamortized adjustment to fair value of $7.9 million and $17.3 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2011 and bear interest at a fixed rate of 6.375% which is payable semi-annually in April and October. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $396.4 million and $464.2 million, respectively, net of unamortized discount of $0.5 million and $0.9 million, respectively, and net of adjustment to fair market value of $9.9 million and $15.1 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2011 and bear interest at a fixed rate of 6.750% which is payable semi-annually in February and August.

•	Senior notes totaling $379.3 million and $370.5 million, respectively, net of unamortized adjustment to fair value of $45.7 million and $54.5 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2014 and bear interest at a fixed rate of 6.125% which is payable semi-annually in February and August. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $540.2 million and $531.7 million, respectively, net of unamortized adjustment to fair value of $59.8 million and $68.3 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2015 and bear interest at a fixed rate of 7.250% which is payable semi-annually in March and September. These senior notes have a make-whole call provision that is exercisable at any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price.

•	Senior notes totaling $526.7 million and $518.7 million, respectively, net of unamortized adjustment to fair value of $73.3 million and $81.3 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2016 and bear interest at a fixed rate of 7.125% which is payable semi-annually in May and November. These senior notes have a make-whole call provision that is exercisable at any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price.

•	Senior notes totaling $654.4 million and $645.7 million, respectively, net of unamortized adjustment to fair value of $95.6 million and $104.3 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2017 and bear interest at a fixed rate of 6.875% which is payable semi-annually in June and December. These senior notes have a make-whole call provision that is exercisable at any time prior to June 1, 2012 at a stated redemption price. These notes may also be redeemed on or after June 1, 2012 at the stated redemption price.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•	Debentures totaling $93.1 million and $92.8 million, respectively, net of unamortized adjustment to fair value of $6.4 million and $6.7 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2021 and bear interest at a fixed rate of 9.250% which is payable semi-annually in May and November. These debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.

•	Senior notes totaling $249.4 million and $249.1 million, respectively, net of unamortized discount of $26.3 million and $26.6 million, respectively. During March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due in 2009 for these 6.086% senior notes due in 2035. We paid $27.6 million in connection with the exchange, which is being amortized over the remaining term of the notes.

•	Debentures totaling $266.8 million and $266.0 million, respectively, net of unamortized adjustment to fair value of $93.2 million and $94.0 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2035 and bear interest at a fixed rate of 7.400% which is payable semi-annually in March and September. These debentures are not subject to any sinking fund requirements and may be redeemed in whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of the future principal and interest payments discounted at a rate specified under the terms of the indenture.

Tax-Exempt Financings

As of December 31, 2009 and 2008, we had $1,223.7 million and $1,308.2 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2010 to 2037. During 2008, we assumed $527.0 million of tax-exempt bonds and other tax-exempt financings as part of our acquisition of Allied. At December 31, 2009 and 2008, the total of the unamortized adjustment to fair value recorded in purchase accounting for the assumed tax-exempt financings was $49.0 million and $52.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

Approximately two-thirds of our tax-exempt financings are remarketed weekly or daily by a remarketing agent to effectively maintain a variable yield. These variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with credit ratings of AA or better. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.

As of December 31, 2009, we had $236.6 million of restricted cash, of which $93.1 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt primarily includes capital lease liabilities of $91.9 million and $139.5 million as of December 31, 2009 and 2008, respectively, with maturities ranging from 2010 to 2042.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Future Maturities of Debt

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2009, excluding non-cash discounts, premiums, adjustments to fair value related to hedging transactions and adjustments to fair value recorded in purchase accounting totaling $467.5 million, are as follows:

2010	$550.3
2011	871.6
2012	29.9
2013	330.7
2014	440.7
Thereafter	5,206.9

$7,430.1

Included in 2010 maturities is the receivables secured loan, which is a 364-day liquidity facility maturing in May 2010 and has a balance of $300.0 million at December 31, 2009. We expect to repay the facility on or before the May 2010 maturity.

Fair Value of Debt

The fair value of our fixed rate senior notes using quoted market rates is $5.7 billion and $5.2 billion at December 31, 2009 and 2008, respectively. The carrying value of these fixed rate unsecured notes is $5.0 billion at December 31, 2009 and 2008. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.

Guarantees

Substantially all of our subsidiaries have guaranteed our obligations under the Credit Facilities.

Substantially all of our subsidiaries guarantee each series of senior notes issued by our parent company, Republic Services, Inc. Our parent company and substantially all of our subsidiaries guarantee each series of senior notes issued by our subsidiary Allied Waste North America, Inc. (AWNA notes) and each series of senior notes issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) (BFI notes). All of these guarantees would be automatically released upon the release of our subsidiaries from their guarantee obligations under the Credit Facilities, except the guarantee of Allied in the case of the AWNA notes, and the guarantees of Allied and Allied Waste North America, Inc. in the case of the BFI notes.

We have guaranteed some of the tax-exempt bonds of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Interest Paid

Interest paid was $471.6 million, $93.7 million and $95.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The components of interest expense are as follows:

	2009	2008	2007

Interest expense on debt and capital lease obligations	$453.5	$123.9	$97.8
Accretion of debt discounts	92.1	10.1	-
Accretion of remediation and risk reserves	58.1	0.5	-
Less: capitalized interest	(7.8)	(2.6)	(3.0)

Total interest expense	$595.9	$131.9	$94.8

Interest Rate Swap Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements have a total notional value of $210.0 million and mature in August 2011. This maturity is identical to our unsecured notes that also mature in 2011. Under the swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at fixed rates of 6.75%. We have designated these agreements as hedges of changes in the fair value of our fixed-rate debt. We have determined that these agreements qualify for the short-cut method and, therefore, changes in the fair value of the agreements are assumed to be perfectly effective in hedging changes in the fair value of our fixed rate debt due to changes in interest rates.

As of December 31, 2009 and 2008, interest rate swap agreements are reflected at their fair value of $9.9 million and $15.1 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets. During the years ended December 31, 2009, 2008 and 2007, we recorded net interest income of $8.7 million and $3.8 million and net interest expense of $2.3 million, respectively, related to our interest rate swap agreements, which is included in interest expense in our consolidated statements of income.

The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the years ended December 31, 2009 and 2008:

	Gain (Loss) on Swap		Gain (Loss) on Fixed-Rate Debt
Consolidated Statement of Income Classification	2009	2008	2009	2008

Interest expense	$8.7	$3.8	$(8.7)	$(3.8)

From time to time, we enter into treasury locks and other instruments for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. In September 2009, we entered into treasury lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates on 10 year U.S. Treasury Notes in connection with the issuance of our $650.0 million 5.500% Senior Notes. Upon issuance of the notes we terminated the treasury locks and paid approximately $2.5 million to the counterparties. This amount, net of tax, was recorded as a component of accumulated other comprehensive income and is being amortized as an increase to interest expense over the life of the issued debt. This transaction was recorded as a cash flow hedge. As of December 31, 2009, there were no treasury lock cash flow hedges outstanding.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31, are as follows:

	2009	2008	2007

Current:
Federal	$337.3	$98.1	$136.8
State	49.1	11.1	12.1
Federal and state deferred (benefit) provision	(24.6)	(30.4)	27.8
Non-current tax provision	6.7	6.6	1.2

Provision for income taxes	$368.5	$85.4	$177.9

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are shown below:

	2009	2008	2007

Earnings before taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.5	1.8
Non-deductible expenses	2.6	3.9	1.4
Non-deductible merger related compensation	-	7.7	-
Uncertain tax position taxes and interest	0.8	4.2	0.5
Other, net	0.8	(0.7)	(0.7)

Effective income tax rate	42.6%	53.6%	38.0%

Our effective income tax rate is adversely impacted by expenses incurred which are non-deductible for tax, disposition of assets that have little or no basis for tax and accruals for penalties and interest on uncertain tax positions. During the year ended December 31, 2008, we incurred expenses that were not tax deductible as a result of the merger with Allied. In addition, lower pre-tax earnings contributed to the increase in our effective tax rate.

The components of the net deferred income tax asset and liability at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(616.6)	$(738.1)
Difference between book and tax basis of intangible assets	(704.3)	(630.7)

Total liabilities	(1,320.9)	(1,368.8)

Deferred tax assets relating to:
Difference between book and tax basis of other assets	68.5	105.8
Accruals not currently deductible	309.9	267.7
Environmental reserves	298.4	236.3
Deferred taxes on uncertain tax positions	83.2	186.0
State net operating loss carryforwards	135.3	157.8
Other	21.8	44.6

Total assets	917.1	998.2
Valuation allowance	(126.5)	(156.4)

Net deferred tax asset	790.6	841.8

Net deferred tax liabilities	$(530.3)	$(527.0)

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Changes in the deferred tax valuation allowance for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Valuation allowance, beginning of year	$156.4	$27.5
Additions charged to income	5.2	0.7
Acquisitions	(2.5)	139.7
Usage	(9.3)	(11.5)
Expirations of state net operating losses	(17.8)	-
Other, net	(5.5)	-

Valuation allowance, end of year	$126.5	$156.4

We have state net operating loss carryforwards, with an estimated tax effect of $135.3 million, available at December 31, 2009. These state net operating loss carryforwards expire at various times between 2010 and 2023. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $122.9 million on deferred tax assets relating to these state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. We provide valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

We have recorded $98.2 million of deferred tax assets and $637.2 million of deferred income taxes and other long-term tax liabilities as part of our purchase price allocation for our acquisition of Allied.

During the year ended December 31, 2009, we recorded a tax charge of $13.5 million related to non-deductible goodwill expensed as a result of various divestitures. During the year ended December 31, 2008, we recorded a tax charge of $12.3 million related to non-deductible compensation payouts as a result of the merger with Allied. During the year ended December 31, 2007, we recorded a net tax benefit of $4.8 million in our provision for income taxes related to the resolution of various tax matters, including the effective completion of the Internal Revenue Service (IRS) audits of our consolidated tax returns for fiscal years 2001 through 2004.

We made income tax payments (net of refunds received) of approximately $444 million, $128 million and $152 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2008, approximately $32 million of federal tax payments were deferred and paid in 2009 as a result of the merger with Allied.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2009	2008	2007

Balance at beginning of year	$611.9	$23.2	$56.4
Additions due to the acquisition of Allied	13.3	582.9	-
Additions based on tax positions related to current year	3.9	10.6	16.3
Reductions for tax positions related to the current year	-	(5.1)	(17.2)
Additions for tax positions of prior years	5.6	2.0	2.0
Reductions for tax positions of prior years	(24.1)	(1.3)	(12.3)
Reductions for tax positions resulting from lapse of statute of limitations	(0.5)	(0.4)	(0.4)
Settlements	(367.9)	-	(21.6)

Balance at end of year	$242.2	$611.9	$23.2

New accounting guidance for business combinations is effective for our 2009 financial statements. This new guidance significantly changes the treatment of acquired uncertain tax liabilities. Under previous guidance, changes in acquired uncertain tax liabilities were recognized through goodwill. Under this new guidance, subsequent changes in acquired unrecognized tax liabilities are recognized through the income tax provision. As of December 31, 2009, $211.9 million of the $242.2 million of unrecognized tax benefits related to tax positions taken by Allied prior to the merger.

Included in the balance at December 31, 2009 are approximately $217.6 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.

During 2009, we settled our outstanding tax dispute related to Allied’s risk management companies (see — Risk Management Companies) with both the DOJ and the IRS. This settlement reduced our gross unrecognized tax benefits by approximately $299.6 million. During 2009, we also settled with the IRS, through an accounting method change, our outstanding tax dispute related to intercompany insurance premiums paid to Allied’s captive insurance company. This settlement reduced our gross unrecognized tax benefits by approximately $62.6 million. In addition to these federal matters, we also resolved various state matters that, in the aggregate, reduced our gross unrecognized tax benefits during 2009 by approximately $5.8 million.

We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we accrued interest of $24.5 million during 2009 and, in total as of December 31, 2009, have recognized a liability for penalties of $1.5 million and interest of $92.3 million. During 2008, we accrued penalties of $0.2 million and interest of $5.2 million and, in total at December 31, 2008, had recognized a liability for penalties of $88.1 million and interest of $180.0 million. During 2007, we accrued interest of $0.9 million and, in total at December 31, 2007, had recognized a liability for penalties and interest of $5.5 million.

The decrease in accrued interest and penalties between 2009 and 2008 was driven mainly by the settlements discussed previously. However, the current year interest expense increased due to the accrual of a full twelve months of interest expense on Allied’s acquired uncertain tax positions versus only one month of accrued interest expense recorded in 2008.

Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $10.0 million to $20.0 million. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Prior to the merger, the IRS had commenced an examination of our 2005 through 2007 tax years and this exam is currently ongoing. In 2009, the IRS opened an examination of our 2008 tax year. We are also under state examination in various jurisdictions for various tax years. These audits are ongoing.

We are subject to numerous federal, foreign, state and local tax rules and regulations. Our compliance with such rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. As such, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.

We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Risk Management Companies

Prior to Allied’s acquisition of Browning Ferris Industries (BFI) in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $902 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.

On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction with respect to BFI tax years prior to the acquisition. In July 2005, Allied filed a suit for refund in the United States Court of Federal Claims (CFC) relating to the BFI tax years. In January 2009, we paid all tax, interest and penalty asserted by the IRS with respect to the BFI tax years and withdrew our suit for refund in the CFC.

In August 2008, Allied received from the IRS a Statutory Notice of Deficiency related to its utilization of BFI’s capital loss carryforward on Allied’s 1999 tax return. In October 2008, Allied filed a suit for refund in federal district court in Arizona with respect to Allied’s 1999 tax year. In December 2009, we reached a settlement with both the DOJ and IRS for Allied’s 1999 tax year and all subsequent tax years. Under the settlement, the company resolved all remaining liability for this matter (including federal and state tax, penalty and interest) for approximately $125 million. We paid approximately $58 million in the first quarter of 2010 and expect to pay the remainder, approximately $67 million, later in 2010. While the final settlement amount is less than the amount previously accrued for this matter, the accrual and the adjustment thereto are reflected in our allocation of purchase price associated with the acquisition of Allied and had no impact on our consolidated statement of income.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. We believe our position is supported by

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

relevant technical authorities and strong business purpose and we intend to vigorously defend our position on this matter. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through December 31, 2009 of approximately $59 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at December 31, 2009. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.

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

We have protested this matter to the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

11.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. We believe that such awards better align the interests of our employees with those of our stockholders. There were 6.8 million shares reserved for future grants under the 2007 Plan as of December 31, 2009.

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

In December 2008, the Board of Directors adopted the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)) as amended and restated effective December 5, 2008. Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated effective December 5, 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the merger. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the merger. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At December 31, 2009, there were approximately 15.3 million shares of common stock reserved for future grants under the 2006 Plan.

Stock Options

We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2009, 2008 and 2007 were $3.79, $4.36 and $6.49 per option, respectively, which were calculated using the following weighted-average assumptions:

	2009	2008	2007

Expected volatility	28.7%	27.3%	23.5%
Risk-free interest rate	1.4%	1.7%	4.8%
Dividend yield	3.1%	2.9%	1.5%
Expected life (in years)	4.2	4.2	4.0
Contractual life (in years)	7	7	7
Expected forfeiture rate	3.0%	3.0%	5.0%

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the stock option activity for the years ended December 31, 2007, 2008 and 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price per Share	(Years)	Value

Outstanding at December 31, 2006	8.6	$16.76
Granted	1.4	29.34
Exercised	(2.2)	13.58		$36.6

Cancelled	(0.1)	23.39

Outstanding at December 31, 2007	7.7	19.84
Granted:
Granted as replacement options for Allied’s outstanding stock options	7.6	25.77
Granted other	5.2	25.46
Exercised	(1.4)	15.93		$19.9

Cancelled	(0.4)	42.07

Outstanding at December 31, 2008	18.7	23.57
Granted	0.3	21.03
Exercised	(2.1)	18.12		$17.8

Cancelled	(1.8)	28.59

Outstanding at December 31, 2009	15.1	$23.69	5.0	$75.0

Exercisable at December 31, 2009	12.0	$23.73	4.8	$60.3

Stock options granted in 2008 primarily include stock options granted as part of our annual grant to employees in February 2008, as part of our new annual grant program in December 2008 and as grants of replacement options for Allied’s outstanding stock options as of the effective date of the merger, in accordance with the terms of the merger agreement. In December 2008, we replaced Allied’s outstanding, vested and unvested stock options with Republic stock options with similar terms and conditions, and recorded a credit to additional-paid-in-capital of $61.2 million as part of the purchase price paid for the acquisition.

Additionally, as of the effective date of the merger with Allied, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $6.5 million in December 2008 to recognize the immediate vesting of the stock options.

During the years ended December 31, 2009, 2008 and 2007, compensation expense for stock options was $7.8 million, $14.0 million and $6.3 million, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2009, total unrecognized compensation expense related to outstanding stock options was $7.4 million, which will be recognized over a weighted average period of 2.1 years. The total fair value of stock options that vested in 2009, 2008 and 2007 was $3.9 million, $21.5 million and $2.3 million, respectively.

We classified excess tax benefits of $2.5 million, $4.5 million and $6.0 million as cash flows from financing activities for the years ended December 31, 2009, 2008 and 2007, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

Other Stock Awards

The following table summarizes the deferred stock unit and restricted stock activity for the years ended December 31, 2007, 2008 and 2009:

	Number of Deferred	Weighted-Average	Weighted-Average
	Stock Units and	Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value per	Contractual	Intrinsic
	(In Thousands)	Share	Term (Years)	Value

Unissued at December 31, 2006	289.0	$23.42
Granted	237.7	29.33
Vested and issued	(127.5)	23.71

Unissued at December 31, 2007	399.2	26.84
Granted	467.1	27.21
Vested and issued	(443.8)	29.67
Cancelled	(186.3)	25.27

Unissued at December 31, 2008	236.2	23.50
Granted	516.0	23.92
Vested and Issued	(67.0)	23.28
Cancelled	(32.0)	23.50

Unissued at December 31, 2009	653.2	$23.85	1.1	$18.5

Vested and unissued at December 31, 2009	78.7	$24.80

During the year ended December 31, 2009 we awarded 320,354 deferred stock units and during each of the years ended December 31, 2008 and 2007, we awarded 36,000 deferred stock units to our non-employee directors under our 1998 Plan. These stock units vest immediately, but the directors receive the underlying shares only after their board service ends or a change in control occurs, as defined by the 1998 Plan. The stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

During the year ended December 31, 2009, we awarded 195,611 shares of restricted stock to executives and other officers and directors, of which 110,669 of the shares vest effective May 14, 2010 and 38,670 of the shares awarded vest effective January 31, 2012. Additionally, 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant. The remaining 15,904 shares awarded vested during 2009 and 3,454 shares will vest February 19, 2010. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested shares are forfeited in the event the participant resigns employment with us for other than good reason.

During the years ended December 31, 2008 and 2007, we awarded 426,670 and 185,820 shares of restricted stock to our executive officers, of which 236,170 granted during 2008 were granted as part of our 2007 Stock

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Incentive Plan. As of the effective date of the acquisition of Allied, all of Republic’s remaining unvested restricted stock outstanding was vested in accordance with the change in control provisions of the 1998 Plan.

The fair value of stock units and restricted shares is based on the closing market price on the date of grant. The compensation expense related to these stock units and restricted shares is amortized ratably over the vesting period, or the accelerated vesting period if certain performance targets are achieved.

As of the effective date of the merger with Allied, all of Republic’s outstanding and unvested restricted stock was vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $5.3 million in December 2008 to recognize the immediate vesting of the restricted stock. In addition, the deferred stock units were vested and a cash payment was made totaling $4.0 million based on the fair value of the deferred stock units as of the date of vesting.

During the years ended December 31, 2009, 2008 and 2007, compensation expense related to stock units and restricted shares totaled $7.2 million, $10.0 million and $4.6 million, respectively.

Defined Benefit Pension Plan

We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements.

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

BFI Post Retirement Healthcare Plan

The BFI Post Retirement Healthcare Plan provides continued medical coverage for certain current and former employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to certain employees who had ten or more years of service and were age 55

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

or older as of December 31, 1998, and certain employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least thirty years of service.

Multi-Employer Pension Plans

We contribute to 25 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 17% of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the Pension Protection Act enacted in 2006 (the PPA). The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we are unable to determine the amount of assessments we may be subject to, if any. Accordingly, we cannot determine at this time the impact that the PPA may have on our consolidated financial position, results of operations or cash flows.

Furthermore, under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded, multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. It is possible that there may be a mass withdrawal of employers contributing to these plans or plans may terminate in the near future. We could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial condition, results of operations or cash flows.

Our pension expense for multi-employer plans was $43.0 million, $21.8 million and $18.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (SERP) provides retirement benefits to certain of Allied’s employees and former employees. SERP participants whose employment with us has been severed as a result of the merger received cash settlements six months following their respective separation dates. Benefits for SERP participants who remain with Republic were frozen as of the effective date of the merger. However, these active participants will continue to accrue interest credits at the annual rate of 6.0% until they are eligible for retirement. SERP participants who retired prior to the acquisition will continue to receive their benefits in accordance with the original plan provisions which allow for a maximum of ten years of retirement benefits equal to 60% of each participant’s respective average base salary during the three consecutive full calendar years of employment immediately preceding their date of retirement. At December 31, 2009, there were one retired and two active participants in the plan. As the SERP is frozen, no assumptions are made about future compensation levels, and as such, there is no difference between the projected benefit and the accumulated benefit obligation.

We also assumed post-retirement medical obligations associated with the SERP totaling $1.8 million as of the acquisition date. Medical liabilities were $1.4 million and $2.0 million at December 31, 2009 and 2008 and are included in the post retirement healthcare amounts in the table below.

We are required to separately recognize the overfunded or underfunded status of our pension and other post retirement employee benefit plans as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

benefits earned to date by plan participants, including the effect of assumed future salary increases, if any. The PBO is equal to the accumulated benefit obligation as the present value of these liabilities is not affected by assumed future salary increases. We use a measurement date that coincides with our year end of December 31.

The following table presents the accumulated benefit obligation and reconciliations of the changes in the projected benefit obligations, the plan assets and the accounting funded status of our defined benefit pension plan, SERP and post retirement healthcare plans for the years ended December 31, 2009 and 2008.

	Defined Benefit		Postretirement		Supplemental Executive
	Pension Plan		Healthcare Plans		Retirement Plan
	2009	2008	2009	2008	2009	2008

Accumulated Benefit Obligation	$364.7	$360.6	$-	$-	$4.7	$12.7

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$361.2	$-	$3.2	$-	$12.7	$-
Acquisitions	-	335.9	-	3.0	-	13.6
Service cost	0.2	-	-	-	-	-
Interest cost	20.2	1.8	0.2	-	0.5	0.1
Actuarial loss (gain)	(1.8)	25.2	(0.5)	0.2	0.1	-
Benefits paid	(15.1)	(1.7)	(0.3)	-	(10.6)	(1.1)
Curtailment loss (gain)	-	-	(0.2)	-	2.0	0.1

Projected benefit obligation at end of year	$364.7	$361.2	$2.4	$3.2	$4.7	$12.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$293.9	$-	$-	$-	$-	$-
Acquisitions	-	274.2	-	-	-	-
Actual return on plan assets	54.5	21.4	-	-	-	-
Employer contributions	-	-	0.3	-	10.6	1.1
Benefits paid	(15.1)	(1.7)	(0.3)	-	(10.6)	(1.1)

Fair value of plan assets at end of year	$333.3	$293.9	$-	$-	$-	$-

Unfunded status	$31.4	$67.3	$2.4	$3.2	$4.7	$12.7

Amounts recognized in the statement of financial position consist of:
Current liabilities	$-	$-	$0.2	$0.2	$0.2	$8.2
Noncurrent liabilities	31.4	67.3	2.2	3.0	4.5	4.5

Net amount recognized	$31.4	$67.3	$2.4	$3.2	$4.7	$12.7

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 are as follows:

		Postretirement	Supplemental
	Defined Benefit	Healthcare	Executive
	Pension Plan	Plan	Retirement Plan

Accumulated other comprehensive loss (income):
Net actuarial (gain) loss	$(29.4)	$(0.4)	$0.1

The components of the net periodic benefit cost are summarized below:

	Defined Benefit		Postretirement		Supplemental Executive
	Pension Plan		Healthcare Plans		Retirement Plan
	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$0.2	$-	$-	$-	$-	$-
Interest cost	20.2	1.8	0.2	-	0.5	0.1
Expected return on plan assets	(21.4)	(1.7)	-	-	-	-
Curtailment recognition	-	-	(0.2)	-	2.0	0.1

Net periodic benefit cost	$(1.0)	$0.1	$-	$-	$2.5	$0.2

Weighted average assumptions used to determine net periodic benefit cost:

Discount rate	5.75%	6.50%	5.75%	6.50%	5.75%	6.50%
Expected return on plan assets	7.25%	7.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A

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

In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the Plan assets, which give consideration to the asset mix and the anticipated timing of the pension plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner. However, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A one percentage point increase in the assumed health care cost trend rate would not have a material impact on the service and interest costs and would increase our postretirement benefit obligation by $0.1 million at December 31, 2009. A one percentage point decrease in the assumed health care cost trend rate would decrease the service and interest costs by less than $0.1 million and would decrease our postretirement benefit obligation by $0.1 million at December 31, 2009.

Our pension contributions are made in accordance with funding standards established by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the PPA. We have not made contributions to the defined benefit pension plan in 2009, 2008 or 2007 and we are not required to make any contributions in 2010.

Estimated future benefit payments for the next ten years under the Plan, the postretirement healthcare plan and the SERP are as follows:

			Supplemental
	Defined Benefit	Postretirement	Executive
	Pension Plan	Healthcare Plans	Retirement Plan

2010	$15.6	$0.3	$0.3
2011	15.9	0.2	0.3
2012	17.9	0.2	0.3
2013	18.5	0.2	0.3
2014	25.4	0.2	0.3
2015 through 2019	145.8	1.3	5.4

The following table summarizes our target asset allocation for 2010 and actual asset allocation at December 31, 2009 and 2008 for our defined benefit pension plan:

		2009	2008
	Target	Actual	Actual
	Asset	Asset	Asset
	Allocation	Allocation	Allocation

Debt securities	50%	48%	51%
Equity securities	50	51	48
Cash	-	1	1

Total	100%	100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.25%. While we believe we can achieve a long-term average return of 7.25%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios in order to achieve a diversification level that dampens fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

The pension assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

•	Money market accounts are valued at the net asset value of shares held by the Plan at year end. These investments are classified as Level 2 investments.

•	Registered Investment Companies are mutual funds and other commingled funds registered with the Securities and Exchange Commission. Mutual funds are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

funds are classified as Level 1 investments. Other registered commingled funds are not publicly traded, but underlying assets (stocks and bonds) held in these funds are traded on active markets and the prices for these assets are readily observable. Holdings in other registered commingled funds are classified as Level 2 investments.

•	Limited partnerships invest in privately-held companies or privately held real estate assets. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on property appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnership interests are classified as Level 3 investments.

The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2009:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market account	$1.8	$-	$1.8	$-
Registered Investment Companies	330.9	215.8	115.1	-
Limited partnerships	0.6	-	-	0.6

Total assets	$333.3	$215.8	$116.9	$0.6

The following table summarizes the changes in the fair value of the Plan’s investment in Level 3 assets for the year ended December 31, 2009:

Limited
Partnerships
(Level 3)

Balance, beginning of the year	$0.9
Unrealized loss relating to instruments held at the reporting date	(0.1)
Purchases, sales, issuances and settlements, net	(0.2)

Balance, end of the year	$0.6

Defined Contribution Plans

We maintain the Republic Services 401(k) Plan (401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct us to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

In conjunction with the merger with Allied, we acquired the Allied 401(k) Plan. Participants in the Allied 401(k) Plan are eligible for the same employer matching contribution as those under the 401(k) Plan effective January 1, 2009. Effective July 1, 2009, the 401(k) Plan and the Allied 401(k) Plan were merged to form the Republic Services, Inc. 401(k) Plan.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Total expense recorded for matching 401(k) contributions in 2009, 2008 and 2007 was $30.5 million, $16.8 million and $10.9 million, respectively.

Employee Stock Purchase Plan

Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase the Company’s common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2009, 2008 and 2007, issuances under this plan totaled 49,918 shares, 84,918 shares and 66,078 shares, respectively. At December 31, 2009, shares reserved for issuance to employees under this plan totaled 699,609 and Republic held employee contributions of approximately $0.7 million for the purchase of common stock. Compensation expense for plan participants in 2009, 2008 and 2007 was not material.

Incentive Compensation Plans

Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, targeted earnings and return on invested capital to measure performance. In addition, in connection with our merger with Allied, our Board of Directors has approved a synergy incentive plan that provides compensation that depends on our achieving targeted synergies of approximately $150 million by the end of 2010. Incentive awards are payable in cash.

12.	STOCKHOLDERS’ EQUITY

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

In January 2007, our Board of Directors approved a 3-for-2 stock split in the form of a stock dividend, effective on March 16, 2007, to stockholders of record as of March 5, 2007. We distributed 64.5 million shares from treasury stock to effect the stock split. In connection therewith, we transferred $1.6 billion from treasury stock to additional paid-in capital and $0.2 billion from treasury stock to retained earnings, representing in total the weighted-average cost of the treasury shares distributed.

We initiated a quarterly cash dividend in July 2003. The dividend has been increased each year thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $0.19. Dividends declared were $288.7 million, $168.9 million and $104.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we recorded a quarterly dividend payable of approximately $72.4 million to stockholders of record at the close of business on January 4, 2010.

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Earnings per share for the years ended December 31, 2009, 2008 and 2007 are calculated as follows (in thousands, except per share amounts):

	2009	2008	2007

Basic earnings per share:
Net income attributable to Republic Services, Inc.	$495,000	$73,800	$290,200

Weighted average common shares outstanding	379,749	196,703	190,103

Basic earnings per share	$1.30	$0.38	$1.53

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$495,000	$73,800	$290,200

Weighted average common shares outstanding	379,749	196,703	190,103
Effect of dilutive securities:
Options to purchase common stock	1,172	1,646	1,924
Unvested restricted stock awards	40	2	3

Weighted average common and common equivalent shares outstanding	380,961	198,351	192,030

Diluted earnings per share	$1.30	$0.37	$1.51

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	9,836	2,179	1,112

14.	SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Midwest, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summarized financial information concerning our reportable segments for the respective years ended December 31, 2009, 2008 and 2007 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets

2009:
Eastern	$2,485.9	$(370.9)	$2,115.0	$214.3	$483.0	$199.1	$4,495.1
Midwest	2,185.4	(408.4)	1,777.0	225.9	369.1	208.0	3,601.2
Southern	2,371.7	(325.5)	2,046.2	233.1	522.9	168.5	4,871.9
Western	2,652.4	(482.4)	2,170.0	234.9	582.0	180.5	5,461.2
Corporate entities	123.6	(32.7)	90.9	50.3	(367.2)	70.2	1,110.9

Total	$9,819.0	$(1,619.9)	$8,199.1	$958.5	$1,589.8	$826.3	$19,540.3

2008:
Eastern	$1,144.4	$(154.5)	$989.9	$95.1	$(2.5)	$95.7	$4,608.5
Midwest	965.0	(193.3)	771.7	96.8	127.6	85.9	4,218.3
Southern	1,095.7	(125.5)	970.2	94.8	184.8	111.2	4,957.3
Western	1,161.1	(218.5)	942.6	79.7	154.9	75.3	5,705.0
Corporate entities	13.8	(3.1)	10.7	11.6	(181.6)	18.8	432.3

Total	$4,380.0	$(694.9)	$3,685.1	$378.0	$283.2	$386.9	$19,921.4

2007:
Eastern	$1,001.2	$(135.6)	$865.6	$77.4	$149.7	$78.0	$1,167.4
Midwest	824.9	(177.4)	647.5	83.0	118.9	68.8	1,117.8
Southern	956.0	(107.1)	848.9	77.4	155.9	77.6	996.3
Western	1,013.4	(199.9)	813.5	77.6	175.6	64.4	927.1
Corporate entities	0.7	-	0.7	7.2	(64.1)	3.7	259.2

Total	$3,796.2	$(620.0)	$3,176.2	$322.6	$536.0	$292.5	$4,467.8

Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

Depreciation, amortization, depletion and accretion includes a net decrease in amortization expense of $5.1 million recorded during 2009, and net increases of $0.6 million and $3.3 million in 2008 and 2007, respectively, related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

The following items are included in the above segment information:

•	Eastern Region. For the year ended December 31, 2009, operating income includes a $4.0 million net gain from the disposition of assets and $12.0 million of insurance proceeds related to the remediation costs at our Countywide facility. For the year ended December 31, 2008, operating loss includes a $99.9 million charge for environmental conditions and a $75.9 million impairment charge at our Countywide facility.

•	Midwest Region. For the year ended December 31, 2009, operating income includes a $27.1 million net gain from the disposition of assets.

•	Southern Region. For the year ended December 31, 2009, operating income includes a $29.8 million net gain from the disposition of assets.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•	Western Region. For the year ended December 31, 2009, operating income includes an $88.1 million net gain from the disposition of assets and a charge of $5.2 million related to environmental conditions at our West County facility. For the year ended December 31, 2008, operating income includes a charge of $55.9 million, including $34.0 million associated with conditions at the Sunrise landfill and $21.9 million at our West County facility. For the year ended December 31, 2007, operating income includes a $9.6 million charge associated with an increase in estimated leachate treatment and disposal costs at our West County facility.

•	Corporate Entities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. During the year ended December 31, 2009, we incurred $8.2 million of transaction related expenses from the disposition of assets in other segments and a $3.7 million charge for the asset impairment associated with our former corporate office in Florida. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

The following table shows our total reported revenue by service line for the respective years ended December 31. Intercompany revenue has been eliminated.

	2009		2008		2007

Collection:
Residential	$2,187.0	26.7%	$966.0	26.2%	$802.1	25.3%
Commercial	2,553.4	31.1	1,161.4	31.5	944.4	29.7
Industrial	1,541.4	18.8	711.4	19.3	645.6	20.3
Other	26.9	0.3	23.2	0.7	19.5	0.6

Total collection	6,308.7	76.9	2,862.0	77.7	2,411.6	75.9
Transfer and disposal	3,113.5		1,343.4		1,192.5
Less: Intercompany	(1,564.1)		(683.5)		(612.3)

Transfer and disposal, net	1,549.4	18.9	659.9	17.9	580.2	18.3
Other	341.0	4.2	163.2	4.4	184.4	5.8

Total revenue	$8,199.1	100.0%	$3,685.1	100.0%	$3,176.2	100.0%

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

15.	FINANCIAL INSTRUMENTS

Fuel Hedges

We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes our outstanding fuel hedges at December 31, 2009 and 2008:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	per Month)	per Gallon

January 26, 2007	January 5, 2009	December 28, 2009	500,000	$2.83
January 26, 2007	January 4, 2010	December 27, 2010	500,000	2.81
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2010	December 31, 2010	100,000	2.84
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20

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

The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at December 31, 2009 and 2008 were current assets of $3.2 million and $1.2 million, respectively, and current liabilities of $4.9 million and $12.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2009 and 2008, net of tax, of $1.0 million and $7.1 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2009, 2008 and 2007 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized (losses) gains of $(7.3) million, $5.9 million and $(1.6) million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the years ended December 31, 2009 and 2008:

Amount of Gain or (Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on Derivative
	Amount of Gain					in Income on	(Ineffective Portion
	or (Loss)					Derivative	and
	Recognized in					(Ineffective Portion	Amount Excluded
Derivatives in	OCI on			Amount of		and Amount	from
Cash Flow	Derivatives		Statement of	Realized Gain or		Excluded from	Effectiveness
Hedging	(Effective Portion)		Income	(Loss)		Effectiveness	Testing)
Relationships	2009	2008	Classification	2009	2008	Testing)	2009	2008

Fuel hedges	$6.1	$(13.9)	Cost of operations	$(7.3)	$5.9	Other income, net	$0.2	$(0.5)

Recycling Commodity Hedges

Our revenue from sales of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We have entered into multiple swap agreements related to certain forecasted recycling commodity sales designated as cash flow hedges to mitigate some of our exposure related to changes in commodity prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges).

The following table summarizes our outstanding commodity hedges at December 31, 2009 and 2008:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton

April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	105.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00

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

The fair values of our commodity hedges are obtained from a third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at December 31, 2009 and 2008 were current assets of $1.8 million and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

$8.8 million, respectively, and current liabilities of $0.8 million and nil, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2009 and 2008, net of tax, of $0.6 million and $5.3 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2009 and 2008 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income.

The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the years ended December 31, 2009 and 2008:

Amount of Gain or (Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on Derivative
	Amount of Gain					in Income on	(Ineffective Portion
	or (Loss)					Derivative	and
	Recognized in					(Ineffective Portion	Amount Excluded
Derivatives in	OCI on			Amount of		and Amount	from
Cash Flow	Derivatives		Statement of	Realized Gain or		Excluded from	Effectiveness
Hedging	(Effective Portion)		Income	(Loss)		Effectiveness	Testing)
Relationships	2009	2008	Classification	2009	2008	Testing)	2009	2008

Recycling commodity hedges	$(4.7)	$5.3	Revenue	$5.1	$-	Other income, net	$(0.1)	$0.2

Fair Value Measurements

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). Also, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Restricted cash and marketable securities	$240.5	$240.5	$-	$-
Fuel hedges - other current assets	3.2	-	3.2	-
Commodity hedges - other current assets	1.8	-	1.8	-
Interest rate swaps - other assets	9.9	-	9.9	-

Total assets	$255.4	$240.5	$14.9	$-

Liabilities:
Commodity hedges - other accrued liabilities	$0.8	$-	$0.8	$-
Fuel hedges - other accrued liabilities	4.9	-	4.9	-

Total liabilities	$5.7	$-	$5.7	$-

16.	COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described below or in Note 10, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Litigation, Environmental and Other Administrative Matters

The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described below, we do not believe that the outcome of our pending litigation, environmental and other administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Countywide Matters

On March 26, 2007, the Ohio Environmental Protection Agency (OEPA) issued Final Findings and Orders (F&Os) to Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and our wholly owned subsidiary. The F&Os related to environmental conditions attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the Countywide Recycling and Disposal facility (Countywide) in East Sparta, Ohio. The F&Os, and certain other remedial actions Republic-Ohio agreed with the OEPA to undertake to address the environmental conditions, included, without limitation, the following actions: (a) prohibiting leachate recirculation, (b) refraining from the disposal of solid waste in

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

certain portions of the site, (c) updating engineering plans and specifications and providing further information regarding the integrity of various engineered components at the site, (d) performing additional data collection, (e) taking additional measures to address emissions, (f) expanding the gas collection and control system, (g) installing an isolation break, (h) removing liquids from gas extraction wells, and (i) submitting a plan to the OEPA to suppress the chemical reaction and, following approval by the OEPA, implementing such plan. Republic-Ohio has performed certain interim remedial actions required by the OEPA. Republic-Ohio subsequently received additional orders from the OEPA requiring certain actions to be taken by Republic-Ohio, in addition to or in lieu of requirements contained in prior orders, including additional air quality monitoring and the installation and continued maintenance of gas well dewatering systems.

On September 30, 2009, Republic-Ohio entered into two legally binding agreements with the State of Ohio designed to further refine the activities necessary to resolve alleged compliance and licensing issues at the Countywide facility.

The first agreement is a Consent Order that resolves ongoing allegations of noncompliance at the facility and reflects agreements regarding the status of facility licensing. The allegations of noncompliance were summarized in a complaint that was filed by the Ohio Attorney General in the Stark County Court of Common Pleas and resolved the same day in accordance with terms of an agreed upon Consent Order entered into between Republic-Ohio and the State of Ohio. The Consent Order with Ohio requires Republic-Ohio to pay civil penalties and financial relief of $10.0 million, submit updated permit documents, and assess, evaluate, and determine the appropriate time to address certain compliance issues at the facility. All civil penalties and financial relief required by the Consent Order have been satisfied. Compliance with the terms of the Consent Order and other applicable rules will result in Countywide being considered to be in substantial compliance or on a legally enforceable schedule to return to compliance for annual licensing purposes.

The second agreement is a set of F&Os that were agreed to and entered into with the Ohio EPA. The F&Os require the implementation of a comprehensive operation and maintenance program that contains specific requirements for managing the remediation area. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The September 30, 2009 F&Os supersede all previous F&Os (discussed above) that were issued to Republic-Ohio regarding the reaction in the remediation area of the landfill. The operation and maintenance program requires Countywide to, among other things, maintain the temporary cap and other engineering controls designed to prevent odors and isolate and contain the reaction. The operation and maintenance program also contains provisions that require the installation of a composite cap in the remediation area when conditions become conducive to such installation.

Republic-Ohio has also entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to (a) design and install a temperature and gas monitoring system, (b) design and install a composite cap or cover, and (c) develop and implement an air monitoring program. The AOC became effective on April 17, 2008 and Republic-Ohio has complied with the terms of the AOC. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA and reimbursed the EPA for certain costs associated with the EPA’s involvement in overseeing implementation of the AOC. On November 20, 2009, the EPA issued a Notification of Completion and Determination of Compliance to Countywide memorializing Countywide’s completion of the work required under the AOC.

The Commissioner of the Stark County Health Department (Commissioner) previously recommended that the Stark County Board of Health (Board of Health) suspend Countywide’s 2007 annual operating license. The Commissioner also intended to recommend that the Board of Health deny Countywide’s license application for 2008. Republic-Ohio obtained a preliminary injunction on November 28, 2007 prohibiting the Board of Health from suspending its 2007 operating license. Republic-Ohio also obtained a preliminary injunction on February 15, 2008 prohibiting the Board of Health from denying its 2008 operating license application. The

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

litigation with the Board of Health has been concluded pursuant to a Consent Order entered into between Republic-Ohio and the Board of Health in the Stark County Court of Common Pleas. The Consent Order requires the Board of Health to issue conditional and/or final operating licenses to Countywide and requires Republic-Ohio to reimburse the Board of Health for certain expenses not to exceed $300,000 incurred related to monitoring and investigation of complaints regarding Countywide. Countywide’s 2009 operating license has been challenged by Tuscarawas County, and the Board of Health issued Countywide its 2010 operating license on December 30, 2009, which also has been challenged by a local citizens’ group, Club 3000.

We believe that we have performed or are diligently performing all actions required under the F&Os, the AOC, and any applicable Consent Orders and that Countywide does not pose a threat to the environment. Additionally, we believe that we satisfy the rules and regulations that govern the operating license at Countywide.

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions which have allegedly impaired the use and value of their property. There are also allegations that the emissions from the landfill may have adverse health effects. A second almost identical lawsuit was filed on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas with approximately 82 plaintiffs. These plaintiffs named Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. as defendants. The relief requested on behalf of each plaintiff in both actions is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint, (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. We anticipate that the two cases will be consolidated. Answers have been filed in both cases and discovery is ongoing. 164 plaintiffs in the first case and 41 plaintiffs in the second case have been dismissed or are in the process of being dismissed for failing to comply with discovery. We intend to vigorously defend against the plaintiffs’ allegations in both actions.

Luri Matter

On August 17, 2007, a lawsuit was filed by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% for 2010. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The parties submitted their appeal briefs and oral argument was scheduled for October 27, 2009. On October 23, 2009, the Court of Appeals dismissed the appeal holding that the trial court had not entered a final, appealable order. The case has been returned to the trial court for additional proceedings which may include entry of additional order(s) by the trial court followed by another appeal. It is reasonably possible that following all appeals a final judgment of liability for compensatory and

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

punitive damages may be assessed against us related to this matter. Although it is not possible to predict the ultimate outcome, management believes that the amount of any final, non-appealable judgment will not be material.

Forward Matters

The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008 in the Superior Court of California, County of San Joaquin. Forward and Allied each filed answers in November 2008, denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that the landfill allowed a concentration of methane gas in excess of five percent. Discovery is currently underway. We are vigorously defending against the allegations.

On February 5, 2010, the U.S. Environmental Protection Agency (EPA) Region IX delivered a Finding and Notice of Violation to the Forward Landfill as a result of alleged violations of the Title V permit issued under the Clean Air Act. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, and submitting inaccurate compliance certifications. We have requested a conference with the agencies and intend to vigorously defend against the allegations.

Carbon Limestone Matter

On May 4, 2009, the Ohio Environmental Protection Agency (OEPA) issued Proposed Findings and Orders (F&Os) to Carbon Limestone Landfill, LLC, our wholly owned subsidiary. The proposed F&Os allege violations regarding the acceptance of hazardous waste from two customers and issues regarding the site’s leachate management collection system and groundwater monitoring program, and seek corrective actions and a civil penalty of $155,311. After negotiations with OEPA, on December 15, 2009, Carbon Limestone Landfill, LLC and the OEPA agreed to a Director’s Findings and Final Order (DFFO) specifying a schedule of corrective actions and a civil penalty of $73,846, comprised of a single payment of $59,077, and funding of a supplemental environmental project costing $14,769. We have commenced payment and instituting the corrective actions as required by the DFFO.

Litigation Related to Fuel and Environmental Fees

On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

its subsidiaries. The CLN Properties/Maevers complaint, which the plaintiffs amended on August 31, 2009, purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We filed motions to dismiss in both actions. On January 13, 2010, the court in the CLN/Maevers case granted our motion to dismiss in part and denied it in part. Plaintiff in the Klingler’s case voluntarily dismissed the action without prejudice on October 23, 2009 and subsequently re-filed a virtually identical complaint against a different subsidiary of the company on November 20, 2009. We recently moved to dismiss this new complaint. We will continue to vigorously defend the claims in both lawsuits.

Imperial Landfill Matter

On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department issued to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints in late 2008 and 2009. PADEP subsequently issued additional notices of violation for similar alleged violations. The combined penalties proposed by the agencies total approximately $1 million. We are engaging in ongoing discussions with the agencies to reach a negotiated settlement, and have been aggressively working to correct any issues alleged in the order.

Litigation Related to the Merger with Allied

On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestiture of certain assets which were completed by September 30, 2009. However, the final judgment can only be approved by the court after the DOJ publishes a notice in the Federal Register and considers comments it receives. During this period, if the DOJ believes that the final judgment is no longer in the public interest, the DOJ may withdraw its support of the final judgment and seek to prevent the final judgment from becoming final in its present form. Likewise, the court may, in its discretion, modify the divestitures or other relief sought by the DOJ if the court believes that such modification is in the public interest. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The precise timing for the confirmation of the final judgment is not known. Management believes that the court will enter the final judgment and that modifications to the final judgment, if any, will not be material.

Proxy Disclosure Matter

In late 2009, a Republic stockholder brought a lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (“EIP”) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

does not comply with Section 162(m) of the Internal Revenue Code. We believe the lawsuit is without merit and is not material and intend to vigorously defend against the plaintiff’s allegations.

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

Congress Development Landfill Matters

Congress Development Co. (CDC) is a general partnership that owns and operates the Congress Landfill. The general partners in CDC are our subsidiary, Allied Waste Transportation, Inc. (Allied Transportation), and an unaffiliated entity, John Sexton Sand & Gravel Corporation (Sexton). Sexton was the operator of the landfill through early 2007, when Allied Transportation took over as the operator. The general partners likely will be jointly and severally liable for the costs associated with the following matters relating to the Congress Landfill.

In January 2006, CDC was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill, which remedial actions are underway.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 1,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. The plaintiffs have requested actual damages in excess of $50 million and punitive damages of $50 million. We intend to vigorously defend against the plaintiffs’ allegations in this action. We cannot at this time predict the ultimate outcome of this matter or the reasonably probable loss, if any.

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. The site last accepted waste in June 1990. The class certification order remains subject to appeal, and we intend to continue to defend this lawsuit vigorously.

Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (District) issued an Order for Abatement as a result of a series of odor complaints alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California. The Order describes eight notices of violation beginning in November 2008 and continuing to November 2009. The District Hearing Board held a

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

compliance hearing on December 17, 2009, at which we described the measures to mitigate the odors. A final order and settlement document has not been issued.

Lease Commitments

We and our subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty years. Rent expense during the years ended December 31, 2009, 2008 and 2007 was $60.1 million, $19.3 million and $11.5 million, respectively.

Future minimum lease obligations under non-cancelable real property, equipment and software operating leases with initial terms in excess of one year at December 31, 2009 are as follows:

2010	$38.0
2011	29.7
2012	22.1
2013	18.8
2014	15.4
Thereafter	77.4

Total	$201.4

Unconditional Purchase Commitments

Royalties

We have entered into agreements to pay royalties to prior landowners, lessors or host communities where landfills are located, based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfills.

Disposal Agreements

We have several agreements expiring at various dates through 2025 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.

Future minimum payments under unconditional purchase commitments, consisting primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (ii) other obligations including committed capital expenditures and consulting service agreements at December 31, 2009 are as follows:

2010	$213.4
2011	108.4
2012	85.1
2013	65.2
2014	54.7
Thereafter	234.5

Total	$761.3

Restricted Cash and Other Financial Guarantees

We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and our performance under certain collection, landfill and transfer station contracts. We satisfy the

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

We had the following financial instruments and collateral in place to secure our financial assurances at December 31:

	2009	2008

Letters of credit	$1,673.5	$1,753.1
Surety bonds	2,211.0	2,119.2

The letters of credit include $1,634.0 million and $1,686.5 million as of December 31, 2009 and 2008, respectively, of utilized availability under our Credit Facilities. Surety bonds expire on various dates through 2038.

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

Our restricted cash deposits include, among other things, restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills at December 31, as follows:

	2009	2008

Financing proceeds	$93.1	$133.5
Capping, closure and post-closure obligations	58.5	63.2
Other	88.9	85.2

Total restricted cash and marketable securities	$240.5	$281.9

We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee had written surety bonds for us relating to our landfill operations for capping, closure and post-closure, of which $775.2 million and $753.8 million were outstanding as of December 31, 2009 and 2008, respectively. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $67.4 million and $41.3 million as of December 31, 2009 and 2008, respectively.

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Revenue	$2,060.5	$2,066.1	$2,073.5	$1,999.0
Operating income	353.0	520.7	386.9	329.2
Net income	113.4	226.2	121.0	35.9
Net income attributable to Republic Services, Inc.	113.0	225.9	120.5	35.6
Diluted earnings per common share	0.30	0.59	0.32	0.09

2008:
Revenue	$779.2	$827.5	$834.0	$1,244.4
Operating income (loss)	142.2	85.6	167.0	(111.6)
Net income (loss)	76.1	40.7	88.7	(131.6)
Net income (loss) attributable to Republic Services, Inc.	76.1	40.7	88.7	(131.7)
Diluted earnings per common share	0.41	0.22	0.48	(0.55)

During 2009, we recorded a number of gains, charges (recoveries) and expenses that impacted our operating income during each of the quarters as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Restructuring charges	$31.3	$12.3	$12.3	$7.3	$63.2
Costs to achieve synergies	12.9	10.1	8.9	9.9	41.8
Loss (gain) on disposition of assets and impairments, net	4.9	(150.1)	0.9	7.3	(137.0)
Remediation (recoveries) charges	-	-	(8.9)	2.1	(6.8)

Costs to achieve synergies relate to those incremental costs incurred primarily for a synergy incentive plan as well as other integration costs. In addition, we also recorded a loss on early extinguishment of debt of $31.8 million and $102.3 million during the three months ended September 30, 2009 and December 31, 2009, respectively. These losses are associated with premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchases.

We acquired Allied Waste Industries, Inc. on December 5, 2008, and have included all of the operating results of Allied starting on that date in our consolidated financial statements. During 2008, we recorded a number of charges and expenses that impacted our operating income during the quarters as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Restructuring charges	$-	$-	$-	$82.7	$82.7
Costs to achieve synergies	-	-	-	2.9	2.9
Asset impairment	-	-	-	89.8	89.8
Remediation charges	-	68.0	-	87.8	155.8

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are the primary obligor under certain of the Senior Notes issued by us. However, we have no independent assets or operations, and therefore substantially all of our subsidiaries have jointly and severally guaranteed these notes. Each of the subsidiary guarantors are 100% wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of December 31, 2009 and 2008, and condensed consolidating statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$101.8	$(62.6)	$8.8	$-	$48.0
Accounts receivable, net	-	391.6	473.5	-	865.1
Prepaid expenses and other current assets	23.7	15.8	117.0	-	156.5
Deferred tax assets	93.1	92.0	10.2	-	195.3

Total current assets	218.6	436.8	609.5	-	1,264.9
Restricted cash and marketable securities	67.6	85.5	87.4	-	240.5
Property and equipment, net	45.6	6,270.1	342.0	-	6,657.7
Goodwill, net	-	10,667.1	-	-	10,667.1
Other intangible assets, net	28.9	471.1	-	-	500.0
Investment and net advances to affiliate	10,877.3	212.6	145.7	(11,235.6)	-
Other assets	58.3	102.1	49.7	-	210.1

Total assets	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114.0	$441.4	$37.4	$-	$592.8
Notes payable and current maturities of long-term debt	-	243.0	300.0	-	543.0
Deferred revenue	-	326.7	4.4	-	331.1
Accrued landfill and environmental costs, current portion	-	245.4	-	-	245.4
Accrued interest	33.5	62.3	0.4	-	96.2
Other accrued liabilities	273.5	231.1	235.6	-	740.2

Total current liabilities	421.0	1,549.9	577.8	-	2,548.7
Long-term debt, net of current maturities	2,902.2	3,502.4	15.0	-	6,419.6
Accrued landfill and environmental costs, net of current portion	0.5	306.2	1,076.5	-	1,383.2
Deferred income taxes and other long-term tax liabilities	280.6	765.8	(5.9)	-	1,040.5
Self-insurance reserves, net of current portion	-	129.3	172.7	-	302.0
Other long-term liabilities	127.5	102.0	49.7	-	279.2
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	-	-	-	4.0
Other equity	7,560.5	11,887.1	(651.5)	(11,235.6)	7,560.5

Total Republic Services, Inc. stockholders’ equity	7,564.5	11,887.1	(651.5)	(11,235.6)	7,564.5
Noncontrolling interests	-	2.6	-	-	2.6

Total stockholders’ equity	7,564.5	11,889.7	(651.5)	(11,235.6)	7,567.1

Total liabilities and stockholders’ equity	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Balance Sheets

	December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$67.2	$(10.8)	$12.3	$-	$68.7
Accounts receivable, net	-	387.1	558.4	-	945.5
Prepaid expenses and other current assets	33.3	121.7	19.7	-	174.7
Deferred tax assets	34.6	92.0	10.2	-	136.8

Total current assets	135.1	590.0	600.6	-	1,325.7
Restricted cash and marketable securities	96.1	102.8	83.0	-	281.9
Property and equipment, net	28.6	6,586.1	123.5	-	6,738.2
Goodwill, net	-	10,510.1	11.4	-	10,521.5
Other intangible assets, net	-	564.1	-	-	564.1
Investment and net advances to affiliate	9,940.1	148.3	139.7	(10,228.1)	-
Other assets	127.8	333.3	28.9	-	490.0

Total assets	$10,327.7	$18,834.7	$987.1	$(10,228.1)	$19,921.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30.9	$502.5	$30.6	$-	$564.0
Notes payable and current maturities of long-term debt	99.3	4.7	400.0	-	504.0
Deferred revenue	-	348.6	11.3	-	359.9
Accrued landfill and environmental costs, current portion	-	233.3	0.1	-	233.4
Accrued interest	22.5	84.2	1.0	-	107.7
Other accrued liabilities	199.3	306.8	290.7	-	796.8

Total current liabilities	352.0	1,480.1	733.7	-	2,565.8
Long-term debt, net of current maturities	2,152.5	5,046.0	-	-	7,198.5
Accrued landfill and environmental costs, net of current portion	0.5	287.6	909.0	-	1,197.1
Deferred income taxes and other long-term tax liabilities	480.0	765.7	(5.8)	-	1,239.9
Self-insurance reserves, net of current portion	43.8	162.8	27.9	-	234.5
Other long-term liabilities	17.5	111.9	73.7	-	203.1
Commitments and contingencies
Stockholders’ equity:
Common stock	3.9	-	-	-	3.9
Other equity	7,277.5	10,979.5	(751.4)	(10,228.1)	7,277.5

Total Republic Services, Inc. stockholders’ equity	7,281.4	10,979.5	(751.4)	(10,228.1)	7,281.4
Noncontrolling interests	-	1.1	-	-	1.1

Total stockholders’ equity	7,281.4	10,980.6	(751.4)	(10,228.1)	7,282.5

Total liabilities and stockholders’ equity	$10,327.7	$18,834.7	$987.1	$(10,228.1)	$19,921.4

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$-	$7,932.6	$340.1	$(73.6)	$8,199.1
Expenses:
Cost of operations	3.8	4,689.9	224.1	(73.6)	4,844.2
Depreciation, amortization and depletion	14.6	834.8	20.3	-	869.7
Accretion	0.1	30.1	58.6	-	88.8
Selling, general and administrative	184.9	681.5	14.0	-	880.4
(Gain) loss on disposition of assets and impairments, net	12.0	(149.0)	-	-	(137.0)
Restructuring charges	-	63.2	-	-	63.2

Operating income	(215.4)	1,782.1	23.1	-	1,589.8
Interest expense	(99.7)	(493.8)	(2.4)	-	(595.9)
Loss on extinguishment of debt	(7.0)	(127.1)	-	-	(134.1)
Interest income	(2.4)	(2.1)	6.5	-	2.0
Other (expense) income, net	(0.7)	1.9	2.0	-	3.2
Equity in earnings of subsidiaries	453.4	56.4	6.0	(515.8)	-
Intercompany interest income (expense)	514.0	(588.3)	74.3	-	-

Income before income taxes	642.2	629.1	109.5	(515.8)	865.0
Provision for income taxes	147.2	183.0	38.3	-	368.5

Net income	495.0	446.1	71.2	(515.8)	496.5
Less: net income attributable to noncontrolling interests	-	(1.5)	-	-	(1.5)

Net income attributable to Republic Services, Inc.	$495.0	$444.6	$71.2	$(515.8)	$495.0

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$-	$3,590.7	$99.9	$(5.5)	$3,685.1
Expenses:
Cost of operations	7.6	2,332.5	82.1	(5.5)	2,416.7
Depreciation, amortization and depletion	7.4	342.3	4.4	-	354.1
Accretion	-	19.7	4.2	-	23.9
Selling, general and administrative	135.2	294.8	4.7	-	434.7
(Gain) loss on disposition of assets and impairments, net	5.7	84.1	-	-	89.8
Restructuring charges	-	82.7	-	-	82.7

Operating income	(155.9)	434.6	4.5	-	283.2
Interest expense	(93.2)	(42.8)	4.1	-	(131.9)
Interest income	4.0	4.3	1.3	-	9.6
Other (expense) income, net	(0.6)	(1.0)	-	-	(1.6)
Equity in earnings of subsidiaries	258.5	3.0	(2.5)	(259.0)	-
Intercompany interest income (expense)	-	(7.4)	7.4	-	-

Income before income taxes	12.8	390.7	14.8	(259.0)	159.3
Provision for income taxes	(61.0)	140.1	6.3	-	85.4

Net income	73.8	250.6	8.5	(259.0)	73.9
Less: net income attributable to noncontrolling interests	-	(0.1)	-	-	(0.1)

Net income attributable to Republic Services, Inc.	$73.8	$250.5	$8.5	$(259.0)	$73.8

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$-	$3,049.8	$127.3	$(0.9)	$3,176.2
Expenses:
Cost of operations	1.5	1,902.4	100.9	(0.9)	2,003.9
Depreciation, amortization and depletion	6.1	295.3	4.1	-	305.5
Accretion	-	17.0	0.1	-	17.1
Selling, general and administrative	54.5	251.4	7.8	-	313.7

Operating income	(62.1)	583.7	14.4	-	536.0
Interest expense	(95.0)	0.2	-	-	(94.8)
Interest income	6.1	4.3	2.4	-	12.8
Other (expense) income, net	(0.1)	1.2	13.0	-	14.1
Equity in earnings of subsidiaries	380.6	0.8	(1.4)	(380.0)	-
Intercompany interest income (expense)	-	0.9	(0.9)	-	-

Income before income taxes	229.5	591.1	27.5	(380.0)	468.1
Provision for income taxes	(60.7)	227.6	11.0	-	177.9

Net income	290.2	363.5	16.5	(380.0)	290.2
Less: net income attributable to non controlling interests	-	-	-	-	-

Net income attributable to Republic Services, Inc.	$290.2	$363.5	$16.5	$(380.0)	$290.2

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash Provided by Operating Activities:
Net income	$495.0	$446.1	$71.2	$(515.8)	$496.5
Equity in earnings of subsidiaries, net of taxes	(453.4)	(56.4)	(6.0)	515.8	-
Other adjustments	72.2	779.7	48.1	-	900.0

Cash Provided by Operating Activities	113.8	1,169.4	113.3	-	1,396.5

Cash Used in Investing Activities:
Purchases of property and equipment	(15.0)	(790.7)	(20.6)	-	(826.3)
Proceeds from sales of property and equipment	-	31.8	-	-	31.8
Cash used in acquisitions, net of cash acquired	-	(0.1)	-	-	(0.1)
Cash proceeds from divestitures, net of cash divested	-	511.1	-	-	511.1
Change in restricted cash and marketable securities	28.4	17.4	(4.2)	-	41.6
Other	-	(0.6)	-	-	(0.6)
Change in investment and net advances to affiliate	(483.8)	(8.0)	-	491.8	-

Cash Used in Investing Activities	(470.4)	(239.1)	(24.8)	491.8	(242.5)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,378.6	-	94.0	-	1,472.6
Proceeds from issuance of senior notes, net of discount	1,245.4	-	-	-	1,245.4
Payments of notes payable and long-term debt	(1,969.3)	(1,420.6)	(194.0)	-	(3,583.9)
Premiums paid on extinguishment of debt	(4.4)	(42.9)	-	-	(47.3)
Fees paid to issue and retire senior notes and certain hedging relationships	(11.9)	(2.4)	-	-	(14.3)
Issuances of common stock	39.6	-	-	-	39.6
Excess income tax benefit from stock option exercises	2.5	-	-	-	2.5
Purchases of common stock for treasury	(1.0)	-	-	-	(1.0)
Cash dividends paid	(288.3)	-	-	-	(288.3)
Change in investment and net advances from parent	-	483.8	8.0	(491.8)	-

Cash Provided by (Used in) Financing Activities	391.2	(982.1)	(92.0)	(491.8)	(1,174.7)

Increase (Decrease) in Cash and Cash Equivalents	34.6	(51.8)	(3.5)	-	(20.7)
Cash and Cash Equivalents at Beginning of Period	67.2	(10.8)	12.3	-	68.7

Cash and Cash Equivalents at End of Period	$101.8	$(62.6)	$8.8	$-	$48.0

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (Used in) Provided by Operating Activities:
Net income	$73.8	$250.6	$8.5	$(259.0)	$73.9
Equity in earnings of subsidiaries, net of taxes	(258.5)	(3.0)	2.5	259.0	-
Other adjustments	(18.9)	589.6	(132.4)	-	438.3

Cash (Used in) Provided by Operating Activities	(203.6)	837.2	(121.4)	-	512.2

Cash Used in Investing Activities:
Purchases of property and equipment	(4.0)	(379.1)	(3.8)	-	(386.9)
Proceeds from sales of property and equipment	-	8.2	-	-	8.2
Cash used in acquisitions, net of cash acquired	-	(553.8)	-	-	(553.8)
Cash proceeds from divestitures, net of cash divested	-	3.3	-	-	3.3
Change in restricted cash and marketable securities	(0.2)	3.7	(8.8)	-	(5.3)
Other	-	(0.2)	-	-	(0.2)
Change in investment and net advances to affiliate	(213.0)	(146.5)	-	359.5	-

Cash Used in Investing Activities	(217.2)	(1,064.4)	(12.6)	359.5	(934.7)

Cash Provided by Financing Activities:
Proceeds from notes payable and long-term debt	1,453.4	-	-	-	1,453.4
Payments of notes payable and long-term debt	(740.6)	-	-	-	(740.6)
Issuances of common stock	24.6	-	-	-	24.6
Excess income tax benefit from stock option exercises	4.5	-	-	-	4.5
Payment for deferred stock units	(4.0)	-	-	-	(4.0)
Equity issuance cost	(1.8)	-	-	-	(1.8)
Purchases of common stock for treasury	(138.4)	-	-	-	(138.4)
Cash dividends paid	(128.3)	-	-	-	(128.3)
Change in investment and net advances from parent	-	213.0	146.5	(359.5)	-

Cash Provided by Financing Activities	469.4	213.0	146.5	(359.5)	469.4

Increase (Decrease) in Cash and Cash Equivalents	48.6	(14.2)	12.5	-	46.9
Cash and Cash Equivalents at Beginning of Period	18.6	3.4	(0.2)	-	21.8

Cash and Cash Equivalents at End of Period	$67.2	$(10.8)	$12.3	$-	$68.7

REPUBLIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (Used in) Provided by Operating Activities:
Net income	$290.2	$363.5	$16.5	$(380.0)	$290.2
Equity in earnings of subsidiaries, net of taxes	(380.6)	(0.8)	1.4	380.0	-
Other adjustments	5.2	378.3	(12.4)	-	371.1

Cash (Used in) Provided by Operating Activities	(85.2)	741.0	5.5	-	661.3

Cash Used in Investing Activities:
Purchases of property and equipment	-	(288.1)	(4.4)	-	(292.5)
Proceeds from sales of property and equipment	-	6.1	-	-	6.1
Cash used in acquisitions, net of cash acquired	-	(4.4)	-	-	(4.4)
Cash proceeds from divestitures, net of cash divested	-	42.1	-	-	42.1
Change in restricted cash and marketable securities	(8.2)	(3.1)	(0.3)	-	(11.6)

Cash Used in Investing Activities	(8.2)	(247.4)	(4.7)	-	(260.3)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	313.5	-	-	-	313.5
Payments of notes payable and long-term debt	(300.0)	(2.4)	-	-	(302.4)
Issuances of common stock	31.3	-	-	-	31.3
Excess income tax benefit from stock option exercises	6.0	-	-	-	6.0
Purchases of common stock for treasury	(362.8)	-	-	-	(362.8)
Cash dividends paid	(93.9)	-	-	-	(93.9)
Change in investment and net advances from parent	490.4	(490.4)	-	-	-

Cash Provided by (Used in) Financing Activities	84.5	(492.8)	-	-	(408.3)

(Decrease) Increase in Cash and Cash Equivalents	(8.9)	0.8	0.8	-	(7.3)
Cash and Cash Equivalents at Beginning of Period	27.5	2.6	(1.0)	-	29.1

Cash and Cash Equivalents at End of Period	$18.6	$3.4	$(0.2)	$-	$21.8

19.	SUBSEQUENT EVENTS

In the first quarter of 2010, we notified the registered holders of our 6.125% Senior Notes due 2014 (the 6.125% Senior Notes) that we will redeem all of the notes outstanding in March 2010. The 6.125% Senior Notes will be redeemed at a price equal to 102.042% of the principal amount, of which $425.0 million is outstanding, plus accrued and unpaid interest. We expect to incur a charge upon extinguishment of the 6.125% Senior Notes of approximately $52 million in the first quarter of 2010.

We have evaluated subsequent events through February 24, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our current period financial statements, other than those discussed.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on the specified criteria.

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

Information required by this item is incorporated by reference to the material appearing under the headings “Biographical Information Regarding Directors/Nominees and Executive Officers”, “Election of Directors”, “Board of Directors and Corporate Governance Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders,” “Security Ownership of Management” and “Stockholder Proposals and Nominations” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

The following table sets forth certain information regarding equity compensation plans as of December 31, 2009 (number of securities in millions):

Number of
Securities
Remaining
	Number of		for Future Issuance
	Securities		Under Equity
	to be	Weighted Average	Compensation
	Issued Upon	Exercise Price of	(excluding
	Exercise of	Outstanding	securities
	Outstanding Options	Options	reflected in
Plan Category	and Rights (b)	and Rights (c)	the first column) (d)

Equity compensation plans approved by security holders (a)	15.6	$22.69	22.7
Equity compensation plans not approved by security holders	-	-	-

Total	15.6	$22.69	22.7

(a)	Includes our Amended and Restated 1998 Stock Incentive Plan, 2006 Incentive Stock Plan and 2007 Stock Incentive Plan (the Plans). Also includes our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 14,926,955 stock options, 653,254 shares underlying restricted stock and restricted stock units, and 24,362 shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock and restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 22,038,220 shares under our Plans and 699,609 shares under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each, File No. 1-14267 in the case of Republic and File No. 1-14705 and No. 0-19285 in the case of Allied.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of June 22, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 23, 2008).
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 6, 2008).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 5, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 30, 2009).

Exhibit
Number	Description

4.1	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	Indenture, dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.3	First Supplemental Indenture, dated as of August 15, 2001, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank Of New York, as trustee, including the form of 6.75% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.4	Second Supplemental Indenture, dated as of March 21, 2005, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of 6.086% Notes due 2035 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
4.5	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of August 15, 2001, by and among Republic Services, Inc., Allied Waste Industries, Inc., the guarantors party thereto and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.6	Indenture, dated as of September 8, 2009, by and between Republic Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.7	First Supplemental Indenture, dated as of September 8, 2009, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.8	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.9	First Supplemental Indenture, dated as of November 25, 2009, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.25% Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.10	Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America N.A., as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2007).
4.11	Amendment No. 1, dated as of September 18, 2008, to the Amended and Restated Credit Agreement dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and each of the lenders signatory thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 24, 2008).

Exhibit
Number	Description

4.12	Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 24, 2008).
4.13	Letter Agreement, dated as of December 2, 2008, by and among Republic Services, Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.14	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).
4.15	First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).
4.16	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.17	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.18	Senior Indenture, dated as of December 23, 1998, by and among Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allied’s Registration Statement on Form S-4 (No. 333-70709)).
4.19	Eleventh Supplemental Indenture, dated as of November 10, 2003, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.5 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.20	Twelfth Supplemental Indenture, dated as of January 27, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 5 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 10.58 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.21	Thirteenth Supplemental Indenture, dated as of January 27, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 10.59 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description

4.22	Fifteenth Supplemental Indenture, dated as of April 20, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.23 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4.23	Sixteenth Supplemental Indenture, dated as of March 9, 2005, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc. and U.S. Bank National Association, as trustee, including the form of 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 10, 2005).
4.24	Seventeenth Supplemental Indenture, dated as of May 17, 2006, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.25	Eighteenth Supplemental Indenture, dated as of March 12, 2007, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 7/8% Senior Notes due 2017 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 13, 2007).
4.26	Nineteenth Supplemental Indenture, dated as of December 2, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.27	Twentieth Supplemental Indenture, dated as of December 5, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.28	Twenty-First Supplemental Indenture, dated as of December 15, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 19, 2008).
4.29	Registration Rights Agreement, dated as of November 10, 2003, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $350.0 million aggregate principal amount of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.30	Registration Rights Agreement, dated as of April 20, 2004, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $275.0 million aggregate principal amount of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.20 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit
Number		Description

4.31		Registration Rights Agreement, dated as of March 9, 2005, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc., relating to $600.0 million aggregate principal amount of 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 1.02 of Allied’s Current Report on Form 8-K dated March 10, 2005).
4.32		Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.02 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.33		Registration Rights Agreement, dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors party thereto and Banc of America Securities LLC, Barclays Capital Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers named therein, relating to $650.0 million aggregate principal amount of 5.500% Notes due 2019 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.34		Registration Rights Agreement, dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors party thereto and Banc of America Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, relating to $600.0 million aggregate principal amount of 5.25% Notes due 2021 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.35		The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10	.1+	Republic Services, Inc. 1998 Stock Incentive Plan, as amended and restated March 6, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10	.2+	Form of Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.3+	Form of Director Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.4+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (1-year vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.5+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (4-year vesting) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.6+	Form of Non-Employee Director Stock Unit Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.7+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

Exhibit
Number		Description

10	.8+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.9+	Form of Stock Option Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.10+	Form of Restricted Stock Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.11+	Form of Non-Employee Director Restricted Stock Units Agreement (3-year vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.12+	Form of Non-Employee Director Restricted Stock Units Agreement (immediate vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.13+	Form of Restricted Stock Unit Award Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 4, 2010).
10	.14+	Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.15+	First Amendment, effective January 30, 2007, to the Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.16+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated November 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2005).
10	.17+	Republic Services, Inc. Executive Incentive Plan, effective May 14, 2009 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).
10	.18+	Republic Services, Inc. Synergy Incentive Plan, effective May 14, 2009 (under the Republic Services, Inc. Executive Incentive Plan) (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).
10	.19+	Consulting Agreement, dated as of December 3, 2008, by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.20+	Second Amended and Restated Employment Agreement, effective as of the effective time of the merger, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2009).
10	.21+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10	.22+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

Exhibit
Number		Description

10	.23+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 5, 2008).
10	.24+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.25+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10	.26+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.27+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 5, 2008).
10	.28+	Consulting Agreement, dated as of December 15, 2008, by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.29+	Executive Employment Agreement, dated as of March 2, 2007, by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.30+	First Amendment, dated as of December 31, 2008, to Executive Employment Agreement dated as of March 2, 2007 by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2009).
10	.31+	Employment Agreement, dated January 31, 2009, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 5, 2009).
10	.32+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).
10	.33+	First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.34+	Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.35+	Third Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.36+	Fourth Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.37+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.8 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit
Number		Description

10	.38+	First Amendment to the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, as amended and restated effective February 5, 2004 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.39+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.40+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).
10	.41+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.42+	Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10	.43+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.44+	Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.45+	Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.46+	Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.47+	Form of Restricted Stock Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.48+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.49+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.50+	First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.51+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

Exhibit
Number		Description

10	.52+	First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.53+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.54+	Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.55+	Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.56+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, effective August 1, 2003 (incorporated by reference to Exhibit 10.10 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.57+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, restated effective January 1, 2006 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.58+	Amended and Restated Schedule A, dated as of April 11, 2007, to the Allied Waste Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.59		Participation Agreement, effective July 1, 2006, by and between Allied Waste Industries, Inc. and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by Allied of certain goods and services (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.60+	Amended and Restated Executive Employment Agreement, dated as of June 22, 2008, by and between Allied Waste Industries, Inc. and Timothy R. Donovan, as assumed by Republic Services, Inc. at the effective time of the merger (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.61+	Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc. (now superseded) (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.62+	Memorandum dated February 9, 2010, terminating Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc.( incorporated by reference to Exhibit 10.2 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.63+	Offer Letter dated August 17, 2009 to Michael Rissman from Republic Services, Inc. regarding general counsel position (incorporated by reference to Exhibit 10.3 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.64+	Non-Solicitation, Confidentiality and Arbitration Agreement, dated February 9, 2010, between Michael Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.65+	Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10	.66+*	Republic Services, Inc. Executive Separation Policy.

Exhibit
Number		Description

18.1		Preferability Letter of Ernst & Young LLP (incorporated by reference to Exhibit 18.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer.
32	.2*	Section 1350 Certification of Chief Financial Officer.
101*		The following financial statements from the Republic Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) The Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

+	Indicates a management or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: February 24, 2010

By:	/s/ James E. O’Connor
James E. O’Connor
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/s/ Tod C. Holmes Tod C. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/s/ Charles F. Serianni Charles F. Serianni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

/s/ John W. Croghan John W. Croghan	Director	February 24, 2010

/s/ James W. Crownover James W. Crownover	Director	February 24, 2010

/s/ William J. Flynn William J. Flynn	Director	February 24, 2010

/s/ David I. Foley David I. Foley	Director	February 24, 2010

/s/ Michael Larson Michael Larson	Director	February 24, 2010

/s/ Nolan Lehmann Nolan Lehmann	Director	February 24, 2010

/s/ W. Lee Nutter W. Lee Nutter	Director	February 24, 2010

Signature	Title	Date

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 24, 2010

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 24, 2010

/s/ John M. Trani John M. Trani	Director	February 24, 2010

/s/ Michael W. Wickham Michael W. Wickham	Director	February 24, 2010