Form 10-Q
period 2010-03-31
REPUBLIC SERVICES, INC.
filed 2010-04-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 23, 2010, the registrant had outstanding 381,832,028 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,935,207).

REPUBLIC SERVICES, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81.4	$48.0
Accounts receivable, net of allowance for doubtful accounts of $52.7 and $55.2, respectively	850.7	865.1
Prepaid expenses and other current assets	135.7	156.5
Deferred tax assets	198.2	195.3

Total current assets	1,266.0	1,264.9
Restricted cash and marketable securities	221.8	240.5
Property and equipment, net	6,599.4	6,657.7
Goodwill, net	10,665.4	10,667.1
Other intangible assets, net	483.2	500.0
Other assets	229.5	210.1

Total assets	$19,465.3	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412.2	$592.8
Notes payable and current maturities of long-term debt	475.7	543.0
Deferred revenue	329.9	331.1
Accrued landfill and environmental costs, current portion	241.0	245.4
Accrued interest	84.2	96.2
Other accrued liabilities	711.9	740.2

Total current liabilities	2,254.9	2,548.7
Long-term debt, net of current maturities	6,638.3	6,419.6
Accrued landfill and environmental costs, net of current portion	1,399.2	1,383.2
Deferred income taxes and other long-term tax liabilities	989.3	1,040.5
Self-insurance reserves, net of current portion	300.3	302.0
Other long-term liabilities	314.6	279.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50.0 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750.0 shares authorized; 396.3 and 395.7 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,332.6	6,316.1
Retained earnings	1,675.5	1,683.1
Treasury stock, at cost (14.9 shares)	(457.7)	(457.7)
Accumulated other comprehensive income, net of tax	12.2	19.0

Total Republic Services, Inc. stockholders’ equity	7,566.6	7,564.5
Noncontrolling interests	2.1	2.6

Total stockholders’ equity	7,568.7	7,567.1

Total liabilities and stockholders’ equity	$19,465.3	$19,540.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$1,957.7	$2,060.5
Expenses:
Cost of operations	1,136.8	1,208.7
Depreciation, amortization and depletion	203.0	221.8
Accretion	20.2	23.3
Selling, general and administrative	210.3	217.5
Loss on disposition of assets and impairments, net	0.5	4.9
Restructuring charges	5.6	31.3

Operating income	381.3	353.0
Interest expense	(134.5)	(153.5)
Loss on extinguishment of debt	(132.3)	—
Interest income	—	0.7
Other income, net	1.7	0.2

Income before income taxes	116.2	200.4
Provision for income taxes	51.0	87.0

Net income	65.2	113.4
Less: net income attributable to noncontrolling interests	(0.2)	(0.4)

Net income attributable to Republic Services, Inc.	$65.0	$113.0

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.17	$0.30

Weighted average common shares outstanding	381.4	378.9

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.17	$0.30

Weighted average common and common equivalent shares outstanding	383.3	379.9

Cash dividends per common share	$0.19	$0.19

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

		Republic Services, Inc Stockholders’ Equity
							Accumulated
							Other
		Common Stock		Additional			Comprehensive
		Shares,	Par	Paid-In	Retained	Treasury	Income (Loss),	Noncontrolling
	Total	Net	Value	Capital	Earnings	Stock	Net of Tax	Interests
Balance as of December 31, 2009	$7,567.1	380.8	$4.0	$6,316.1	$1,683.1	$(457.7)	$19.0	$2.6
Net income	65.2	—	—	—	65.0	—	—	0.2
Other comprehensive income (loss)	(6.8)	—	—	—	—	—	(6.8)	—
Cash dividends declared	(72.5)	—	—	—	(72.5)	—	—	—
Issuances of common stock	10.2	0.6	—	10.2	—	—	—	—
Stock-based compensation	6.2	—	—	6.3	(0.1)	—	—	—
Distributions paid to noncontrolling interests	(0.7)	—	—	—	—	—	—	(0.7)

Balance as of March 31, 2010	$7,568.7	381.4	$4.0	$6,332.6	$1,675.5	$(457.7)	$12.2	$2.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2010	2009
Cash Provided by Operating Activities:
Net income	$65.2	$113.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	129.0	132.6
Landfill depletion and amortization	56.4	71.8
Amortization of intangible and other assets	17.6	17.4
Accretion	20.2	23.3
Non-cash interest expense — debt	16.2	25.7
Non-cash interest expense — other	12.2	12.7
Restructuring related charges	0.7	18.8
Stock-based compensation	6.2	4.7
Deferred tax (benefit) provision	(50.8)	31.8
Provision for doubtful accounts, net of adjustments	2.5	5.8
Excess income tax benefit from stock option exercises	(0.8)	0.3
Asset impairments	0.1	1.8
Loss on extinguishment of debt	132.3	—
Gain on disposition of assets, net	(4.3)	—
Other non-cash items	0.6	(0.2)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	11.9	62.6
Prepaid expenses and other assets	13.2	17.7
Accounts payable	(99.2)	33.8
Restructuring and synergy related expenditures	(8.2)	(8.8)
Capping, closure and post-closure expenditures	(10.5)	(13.6)
Remediation expenditures	(11.5)	(13.4)
Other liabilities	0.1	(25.8)

Cash Provided by Operating Activities	299.1	512.4

Cash Used in Investing Activities:
Purchases of property and equipment	(208.4)	(193.4)
Proceeds from sales of property and equipment	5.9	4.9
Cash used in acquisitions, net of cash acquired	(0.8)	(0.1)
Cash proceeds from divestitures, net of cash divested	—	0.3
Change in restricted cash and marketable securities	18.6	19.2
Other	0.6	—

Cash Used in Investing Activities	(184.1)	(169.1)

Cash Used in Financing Activities:
Proceeds from notes payable and long-term debt	731.5	230.9
Proceeds from issuance of senior notes, net of discount	1,499.4	—
Payments of notes payable and long-term debt	(2,198.4)	(381.1)
Premiums paid on extinguishment of debt	(30.4)	—
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—
Issuances of common stock	9.4	3.7
Excess income tax benefit from stock option exercises	0.8	0.3
Purchases of common stock for treasury	—	(0.3)
Cash dividends paid	(72.4)	(72.0)
Distributions paid to noncontrolling interests	(0.7)	—

Cash Used in Financing Activities	(81.6)	(218.5)

Increase in Cash and Cash Equivalents	33.4	124.8
Cash and Cash Equivalents at Beginning of Period	48.0	68.7

Cash and Cash Equivalents at End of Period	$81.4	$193.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the company in this report) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions — Eastern, Midwestern, Southern, and Western, which we have identified as our reportable segments.
The accompanying unaudited consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which we have determined that consolidation is required under U.S. generally accepted accounting principles (U.S. GAAP). Our investments in variable interest entities are not material to our consolidated financial statements. We account for investments in entities in which we do not have a controlling financial interest under either the equity method or the cost method of accounting, as appropriate.
These unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All amounts are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include numerous estimates and assumptions made by management that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, goodwill, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance, and our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied. Each of these items is discussed in more detail in our description of our significant accounting policies, in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We adopted this new guidance on January 1, 2010. The impact of adopting this guidance did not have a material effect on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2. RESTRUCTURING CHARGES
As a result of our 2008 acquisition of Allied Waste Industries, Inc. (Allied), we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended March 31, 2010 and 2009, we incurred $5.6 million and $31.3 million, respectively, of restructuring and integration charges related to our integration of Allied, of which $0.7 million and $18.8 million, respectively, for the three months ended March 31, 2010 and 2009 consist of charges for severance and other employee termination and relocation benefits. The remainder of the charges in each of the three month periods primarily related to consulting and professional fees. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges approximating $8 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and extend into 2011.
The following table reflects the activity during the three months ended March 31, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at			Balance at
	December 31,			March 31,
	2009	Additions	Payments	2010
Severance and other termination benefits	$19.6	$0.7	$(6.9)	$13.4
Relocation	5.2	—	(0.8)	4.4

Total	$24.8	$0.7	$(7.7)	$17.8

	Balance at			Balance at
	December 31,			March 31,
	2008	Additions	Payments	2009
Severance and other termination benefits	$12.5	$17.8	$(2.3)	$28.0
Relocation	17.9	1.0	(3.9)	15.0

Total	$30.4	$18.8	$(6.2)	$43.0

Accrued Liabilities Related to Allied
The following table reflects the activity during the three months ended March 31, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at			Balance at
	December 31,			March 31,
	2009	Additions	Payments	2010
Severance and other termination benefits	$2.4	$—	$(0.5)	$1.9

	Balance at			Balance at
	December 31,			March 31,
	2008	Additions	Payments	2009
Severance and other termination benefits	$22.6	$5.5	$(2.6)	$25.5

We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs of $55.9 million and $7.7 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following table reflects activity during the three months ended March 31, 2010 and 2009 associated with unfavorable contracts and lease exit liabilities:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Balance at			Balance at
	December 31,		Payments /	March 31,
	2009	Additions	Amortization	2010
Unfavorable contracts	$49.0	$—	$(2.5)	$46.5
Lease exit costs	6.4	—	(0.5)	5.9

Total	$55.4	$—	$(3.0)	$52.4

	Balance at			Balance at
	December 31,		Payments /	March 31,
	2008	Additions	Amortization	2009
Unfavorable contracts	$33.3	$11.7	$(0.8)	$44.2
Lease exit costs	—	5.9	(0.7)	5.2

Total	$33.3	$17.6	$(1.5)	$49.4

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts, net, by operating segment is as follows:

	Balance at		Adjustments to	Balance at
	December 31,	Adjustments to	Assets	March 31,
	2009	Acquisitions	Held for Sale	2010
Eastern	$2,818.5	$(0.4)	$—	$2,818.1
Midwestern	2,118.2	(0.3)	—	2,117.9
Southern	2,724.7	(0.5)	—	2,724.2
Western	3,005.7	(0.5)	—	3,005.2

Total	$10,667.1	$(1.7)	$—	$10,665.4

	Balance at		Adjustments to	Balance at
	December 31,	Adjustments to	Assets	March 31,
	2008	Acquisitions	Held for Sale	2009
Eastern	$2,772.5	$(11.1)	$(15.4)	$2,746.0
Midwestern	2,083.8	(7.2)	(1.0)	2,075.6
Southern	2,715.6	(10.3)	(49.8)	2,655.5
Western	2,949.6	(8.4)	—	2,941.2

Total	$10,521.5	$(37.0)	$(66.2)	$10,418.3

Other Intangible Assets
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles
	December 31,		March 31,	December 31,	Charged	March 31,	at March 31,
	2009	Acquisitions	2010	2009	to Expense	2010	2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.5	$521.6	$(70.5)	$(14.9)	$(85.4)	$436.2
Trade names	30.0	—	30.0	(6.5)	(1.5)	(8.0)	22.0
Non-compete agreements	7.4	0.1	7.5	(6.5)	(0.1)	(6.6)	0.9
Other intangible assets	62.9	—	62.9	(37.9)	(0.9)	(38.8)	24.1

Total	$621.4	$0.6	$622.0	$(121.4)	$(17.4)	$(138.8)	$483.2

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles
	December 31,		March 31,	December 31,	Charged	March 31,	at March 31,
	2008	Acquisitions	2009	2008	to Expense	2009	2009
Customer relationships, franchise and other municipal agreements	$520.8	$0.2	$521.0	$(10.9)	$(14.8)	$(25.7)	$495.3
Trade names	30.0	—	30.0	(0.5)	(1.5)	(2.0)	28.0
Non-compete agreements	7.4	—	7.4	(5.6)	(0.2)	(5.8)	1.6
Other intangibles assets	57.2	—	57.2	(34.3)	(0.6)	(34.9)	22.3

Total	$615.4	$0.2	$615.6	$(51.3)	$(17.1)	$(68.4)	$547.2

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Inventories	$32.8	$33.7
Prepaid expenses	56.0	59.3
Other non-trade receivables	35.1	57.1
Other current assets	11.8	6.4

Total	$135.7	$156.5

Other current assets include the fair value of fuel and commodity hedges of $2.9 million and $5.0 million at March 31, 2010 and December 31, 2009, respectively.
Other Assets
A summary of other assets as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Deferred financing costs	$44.4	$32.4
Deferred compensation plan	17.6	15.2
Notes and other receivables	45.8	45.1
Other	121.7	117.4

Total	$229.5	$210.1

Notes and other receivables include the fair value of interest rate swaps of $9.8 million and $9.9 million at March 31, 2010 and December 31, 2009, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Accrued payroll and benefits	$133.5	$169.6
Accrued fees and taxes	115.4	114.4
Self-insurance reserves, current portion	113.5	110.9
Accrued dividends	72.5	72.4
Current tax liabilities	107.8	70.0
Restructuring liabilities	17.8	24.8
Accrued professional fees and legal settlement reserves	43.2	59.0
Other	108.2	119.1

Total	$711.9	$740.2

Other accrued liabilities includes the fair value of fuel and commodity hedges of $9.4 million and $5.7 million at March 31, 2010 and December 31, 2009, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Deferred compensation liability	$24.4	$15.7
Pension and other postretirment liabilities	37.4	38.1
Legal settlement revenues and other matters	131.5	112.0
Other	121.3	113.4

Total	$314.6	$279.2

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2010, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.7 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 134 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Landfill final capping, closure and post-closure liabilities	$1,086.5	$1,074.5
Remediation	553.7	554.1

	1,640.2	1,628.6
Less: Current portion	(241.0)	(245.4)

Long-term portion	$1,399.2	$1,383.2

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the three months ended March 31, 2010 and 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months Ended March 31,
	2010	2009
Asset retirement obligation liabilities, beginning of year	$1,074.5	$1,040.6
Non-cash asset additions	7.2	8.7
Additions due to acquisitions and other adjustments	0.5	(0.7)
Asset retirement obligation adjustments	(5.4)	(0.7)
Payments	(10.5)	(13.6)
Accretion expense	20.2	23.3
Adjustments to liabilities related to assets held for sale	—	1.8

Asset retirement obligation liabilities, end of period	1,086.5	1,059.4
Less: Current portion	(135.7)	(117.4)

Long-term portion	$950.8	$942.0

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was approximately $57.9 million at March 31, 2010 and $58.5 million as of December 31, 2009, and is included in restricted cash and marketable securities in our consolidated balance sheets.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at March 31, 2010 would be approximately $187 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Remediation liabilities, beginning of year	$554.1	$389.9
Additions due to acquisitions and other adjustments	1.5	0.1
Additions charged to expense	2.3	—
Payments	(11.5)	(13.4)
Accretion expense	7.3	5.0

Remediation liabilities, end of period	553.7	381.6
Less: Current portion	(105.3)	(78.7)

Long-term portion	$448.4	$302.9

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed with the OEPA to undertake certain other remedial actions as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability for Countywide recorded as of March 31, 2010 is $72.6 million, of which approximately $4.0 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $65 million to $86 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of March 31, 2010 is $46.3 million, of which approximately $2.0 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $40 million to $66 million.
Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of March 31, 2010 is $35.6 million, of which approximately $11.4 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $32 million to $47 million.
Congress Development Landfill. In January 2006, Congress Development Co. (CDC) was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill. The remediation liability recorded for CDC as of March 31, 2010 is $82.3 million, of which approximately $18.2 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $52 million to $152 million.
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
7. DEBT
Our notes payable, capital leases and long-term debt at March 31, 2010 and December 31, 2009 are listed in the following table, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt acquired as part of our acquisition of Allied was recorded at fair value as of the acquisition date.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Debt Balance at
	March 31, 2010	December 31, 2009
$1.0 billion Revolver due 2012	$—	$—
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	200.0	315.4
Receivables secured loans	—	300.0
Senior notes, fixed interest rate of 6.500%, due 2010	217.9	216.5
Senior notes, fixed interest rate of 5.750%, due 2011	254.7	252.5
Senior notes, fixed interest rate of 6.375%, due 2011	210.5	209.1
Senior notes, fixed interest rate of 6.750%, due 2011	396.4	396.4
Senior notes, fixed interest rate of 6.125%, due 2014	—	379.3
Senior notes, fixed interest rate of 7.250%, due 2015	—	540.2
Senior notes, fixed interest rate of 7.125%, due 2016	528.9	526.7
Senior notes, fixed interest rate of 6.875%, due 2017	656.8	654.4
Senior notes, fixed interest rate of 5.500%, due 2019	645.6	645.5
Senior notes, fixed interest rate of 5.000%, due 2020	849.9	—
Senior notes, fixed interest rate of 5.250%, due 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due 2021	93.2	93.1
Senior notes, fixed interest rate of 6.086%, due 2035	249.5	249.4
Debentures, fixed interest rate of 7.400%, due 2035	267.0	266.8
Senior notes, fixed interest rate of 6.200%, due 2040	649.5	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.28% to 8.25%; maturities ranging from 2012 to 2037	1,201.7	1,223.7
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	92.4	93.6

Total debt	7,114.0	6,962.6
Less: Current portion	(475.7)	(543.0)

Long-term portion	$6,638.3	$6,419.6

Revolving Credit Facilities
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of March 31, 2010 and December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 1.76% and 1.82%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. We had $0.2 billion and $0.3 billion of Eurodollar Rate borrowings, and $1.6 billion of letters of credit utilizing availability under our Credit Facilities, leaving $0.9 billion and $0.8 billion of availability under our Credit Facilities at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, we were in compliance with the covenants under our Credit Facilities.
Receivables Secured Loans
In March 2010, we repaid all borrowings and terminated our accounts receivable securitization program with two financial institutions that allowed us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. During the three months ended March 31, 2010, we recorded a loss on extinguishment of debt of $0.2 million related to unamortized deferred issuance costs associated with terminating this program.
Senior Notes and Debentures
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1, beginning September 1, 2010. The Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. In addition, in March 2010, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes. Under the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer by November 2010, we agreed to pay additional interest on the Notes.
We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss of $132.1 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes.
As of March 31, 2010 and December 31, 2009, our senior notes and debentures totaled $5,619.9 million and $5,029.9 million, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $313.5 million and $428.5 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $9.8 million and $9.9 million, respectively.
Tax-Exempt Financings
As of March 31, 2010 and December 31, 2009, we had $1,201.7 million and $1,223.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2037. At March 31, 2010 and December 31, 2009, the unamortized adjustment to fair value recorded in purchase accounting for these tax-exempt financings assumed from Allied was $48.1 million and $49.0 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
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
As of March 31, 2010, we had $221.8 million of restricted cash, of which $89.0 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings, and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $91.6 million and $91.9 million as of March 31, 2010 and December 31, 2009, respectively, with maturities ranging from 2010 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates is $6.1 billion and $5.7 billion at March 31, 2010 and December 31, 2009, respectively. The carrying value of our fixed rate senior notes is $5.6 billion and $5.0 billion at March 31, 2010 and December 31, 2009, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.
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
As of March 31, 2010 and December 31, 2009, interest rate swap agreements are reflected at their fair value of $9.8 million and $9.9 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets. During the three months ended March 31, 2010 and 2009, we recorded net interest income of $2.2 million and $2.4 million, respectively, related to our interest rate swap agreements, which is included in interest expense in our consolidated statements of income.
The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the three months ended March 31, 2010 and 2009:

Consolidated Statement of Income	Gain (Loss) on Swap		Gain (Loss) on Fixed-Rate Debt
Classification	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Interest expense	$2.2	$2.4	$(2.2)	$(2.4)
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three months ended March 31, 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of our $850.0 million 5.00% senior notes and our $650.0 million 6.20% senior notes. Upon issuance of the notes, we terminated the interest rate locks and paid approximately $7.0 million to the counterparties. The effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income was $2.0 million, net of $1.5 million of tax (related to the 2020 Notes) and $1.7 million, net of tax of $1.2 million (related to the 2040 Notes). The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt, of which $0.3 million is scheduled to be amortized over the next twelve months as a yield adjustment of the 2020 and 2040 Notes. This transaction was accounted for as a cash flow hedge. As of March 31, 2010, no treasury or interest rate lock cash flow hedges were outstanding.
8. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2010 and 2009 was 44.0% and 43.5%, respectively, and was based on our anticipated full year effective income tax rate. Income taxes paid (net of refunds received) were $61.4 million and $70.6 million for the three months ended March 31, 2010 and 2009, respectively.
We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied’s open tax periods as part of the acquisition. We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2008.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2010 we have accrued a liability for penalties of $1.5 million and interest (including interest on penalties) of $96.3 million related to our uncertain tax positions.
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
With respect to the settlement of certain tax liabilities regarding BFI risk management companies, we paid $60.1 million in the first quarter of 2010 and anticipate paying the remainder, approximately $67 million, later in 2010.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through March 31, 2010 of approximately $63 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At March 31, 2010, the amount of the asserted penalty and penalty-related interest is approximately $46 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have an adverse impact on our consolidated results of operations and cash flows.
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
We are contesting this issue at the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.
9. COMPENSATION
Available Shares
We currently have 3.8 million and 15.3 million shares reserved under our 2007 Stock Incentive Plan and our 2006 Incentive Stock Plan, respectively.
Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the three months ended March 31, 2010 and 2009 were $5.24 and $2.96 per option, respectively, which were calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected volatility	28.6%	28.7%
Risk-free interest rate	2.4%	1.4%
Dividend yield	2.9%	3.2%
Expected life (in years)	4.3	4.2
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the stock option activity for the three months ended March 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price per Share	(Years)	Value
Outstanding at December 31, 2009	15.1	$23.69
Granted	2.9	27.29
Exercised	(0.5)	20.00		$4.6

Cancelled	(0.3)	29.47

Outstanding at March 31, 2010	17.2	$24.34	5.2	$83.3

Exercisable at March 31, 2010	11.3	$23.78	4.6	$62.1

During the three months ended March 31, 2010 and 2009, compensation expense for stock options was $2.1 million and $2.0 million, respectively.
As of March 31, 2010, total unrecognized compensation expense related to outstanding stock options was $19.5 million, which will be recognized over a weighted average period of 2.3 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the three months ended March 31, 2010:

	Number of Restricted	Weighted-	Weighted-
	Stock Units and	Average	Average
	Restricted	Grant Date	Remaining	Aggregate
	Stock	Fair Value per	Contractual	Intrinsic
	(In Thousands)	Share	Term (Years)	Value
Unissued at December 31, 2009	653.2	$23.85
Granted	291.7	28.68
Vested and Issued	(10.1)	18.71
Cancelled	—	—

Unissued at March 31, 2010	934.8	$25.41	1.1	$27.1

Vested and unissued at March 31, 2010	240.2	$26.15

During the three months ended March 31, 2010 and 2009, we awarded 85,193 and 300,000 restricted stock units, respectively, to our non-employee directors under our 2007 Plan, of which 84,095 and 75,000, respectively, of the restricted stock units awarded vested immediately. The remaining restricted stock units awarded during the three months ended March 31, 2009 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs. During the three months ended March 31, 2010, we awarded 206,512 restricted stock units to executive and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
During the three months ended March 31, 2009, we awarded 65,584 shares of restricted stock to executive and other officers, of which 38,670 shares of the restricted stock awarded vest effective January 31, 2012. The remaining 26,914 restricted stock shares vest in four equal annual installments beginning on the anniversary date of the original grant. During the vesting period, the participants have voting rights and receive dividends declared and paid on the restricted stock, but the restricted stock may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested restricted stock awards are forfeited in the event the participant resigns employment with us for other than good reason.
The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
During the three months ended March 31, 2010 and 2009, compensation expense related to restricted stock units and restricted stock totaled $4.1 million and $2.7 million, respectively.
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
10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $0.19. Dividends declared were $72.5 million and $72.0 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we recorded a quarterly dividend payable of approximately $72.5 million to stockholders of record at the close of business on April 1, 2010.
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and unvested restricted stock and unvested restricted stock units. In computing diluted earnings per share, we utilize the treasury stock method.
Earnings per share for the three months ended March 31, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months Ended March 31,
	2010	2009
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$65,000	$113,000

Weighted average common shares outstanding	381,428	378,949

Basic earnings per share	$0.17	$0.30

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$65,000	$113,000

Weighted average common shares outstanding	381,428	378,949
Effect of dilutive securities:
Options to purchase common stock	1,723	912
Unvested restricted stock awards	130	1

Weighted average common and common equivalent shares outstanding	383,281	379,862

Diluted earnings per share	$0.17	$0.30

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	—	5,108
Options to purchase common stock	5,403	12,634

11. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS
A summary of comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$65.2	$113.4
Settlement and amortization of interest rate lock hedges, net of tax	(3.7)	—
Change in value of commodity hedges, net of tax	(3.2)	(1.3)
Change in value of fuel hedges, net of tax	—	(1.1)
Employee benefit plan liability adjustments, net of tax	0.1	—

Comprehensive income	58.4	111.0
Less: comprehensive income attributable to noncontrolling interests	(0.2)	(0.4)

Comprehensive income attributable to Republic Services, Inc.	$58.2	$110.6

The tax effect of the above described transactions was calculated at a 42.0% and 43.5% rate for the three months ended March 31, 2010 and 2009, respectively.
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes our outstanding fuel hedges at March 31, 2010 and 2009:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	per Month)	per Gallon
January 26, 2007	January 4, 2010	December 27, 2010	500,000	$2.81
November 5, 2007	January 5, 2009	December 30, 2013	60,000	3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2010	December 31, 2010	100,000	2.84
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
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
The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at March 31, 2010 and December 31, 2009 were current assets of $2.6 million and $3.2 million, respectively, and current liabilities of $4.3 million and $4.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three months ended March 31, 2010 and 2009:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended March 31,			Ended March 31,			Ended March 31,
	2010	2009		2010	2009		2010	2009
Fuel hedges	$—	$(1.1)	Cost of operations	$(0.9)	$(2.5)	Other income, net	$—	$(0.1)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes our outstanding commodity hedges at March 31, 2010 and 2009:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	105.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party. The fair values of our commodity hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at March 31, 2010 and December 31, 2009 were current assets of $0.3 million and $1.8 million, respectively, and current liabilities of $5.1 million and $0.8 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three months ended March 31, 2010 and 2009:

Amount of Gain or
(Loss)
Location of Gain	Recognized in
(Loss) Recognized	Income on
in Income on	Derivative
Amount of Gain	Derivative	(Ineffective
or (Loss)	(Ineffective Portion	Portion and
Derivatives in	Recognized in	and Amount	Amount Excluded
Cash Flow	OCI on	Statement of	Amount of	Excluded from	from
Hedging	Derivatives	Income	Realized Gain or	Effectiveness	Effectiveness
Relationships	(Effective Portion)	Classification	(Loss)	Testing)	Testing)
Three Months	Three Months	Three Months
Ended March 31,	Ended March 31,	Ended March 31,
2010	2009	2010	2009	2010	2009
Recycling commodity hedges	$(3.2)	$(1.3)	Revenue	$(0.9)	$1.8	Other income, net	$(0.2)	$—
Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$221.8	$221.8	$—	$—
Fuel hedges — other current assets	2.6	—	2.6	—
Commodity hedges — other current assets	0.3	—	0.3	—
Interest rate swaps — other assets	9.8	—	9.8	—

Total assets	$234.5	$221.8	$12.7	$—

Liabilities:
Fuel hedges — other accrued liabilities	$4.3	$—	$4.3	$—
Commodity hedges — other accrued liabilities	5.1	—	5.1	—

Total liabilities	$9.4	$—	$9.4	$—

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$240.5	$240.5	$—	$—
Fuel hedges — other current assets	3.2	—	3.2	—
Commodity hedges — other current assets	1.8	—	1.8	—
Interest rate swaps — other assets	9.9	—	9.9	—

Total assets	$255.4	$240.5	$14.9	$—

Liabilities:
Fuel hedges — other accrued liabilities	$4.9	$—	$4.9	$—
Commodity hedges — other accrued liabilities	0.8	—	0.8	—

Total liabilities	$5.7	$—	$5.7	$—

12. SEGMENT INFORMATION
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2010 and 2009 is shown in the following tables:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended March 31, 2010
Eastern	$585.2	$(83.1)	$502.1	$51.6	$128.2	$37.1	$4,471.8
Midwestern	503.3	(88.5)	414.8	51.9	88.7	57.7	3,629.2
Southern	565.7	(76.1)	489.6	57.6	120.5	32.5	4,842.2
Western	644.6	(118.8)	525.8	49.5	130.6	24.0	5,443.0
Corporate entities	31.1	(5.7)	25.4	12.6	(86.7)	57.1	1,079.1

Total	$2,329.9	$(372.2)	$1,957.7	$223.2	$381.3	$208.4	$19,465.3

Three Months Ended March 31, 2009
Eastern	$618.6	$(92.1)	$526.5	$54.5	$116.7	$40.6	$4,441.5
Midwestern	526.3	(98.1)	428.2	56.3	76.6	20.2	3,471.8
Southern	616.4	(83.8)	532.6	63.1	128.4	45.9	5,048.0
Western	670.2	(120.4)	549.8	58.1	126.1	47.3	5,633.3
Corporate entities	23.4	—	23.4	13.1	(94.8)	39.4	1,268.0

Total	$2,454.9	$(394.4)	$2,060.5	$245.1	$353.0	$193.4	$19,862.6

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
The following table reflects our revenue by service line for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Collection:
Residential	$534.7	27.3%	$546.1	26.5%
Commercial	621.5	31.7	658.6	32.0
Industrial	348.1	17.8	382.9	18.6
Other	6.9	0.4	7.2	0.3

Total collection	1,511.2	77.2	1,594.8	77.4

Transfer and disposal	692.4		775.8
Less: Intercompany	(357.5)		(389.3)

Transfer and disposal, net	334.9	17.1	386.5	18.8
Other	111.6	5.7	79.2	3.8

Total revenue	$1,957.7	100.0%	$2,060.5	100.0%

Other revenue consists primarily of revenue from sales of recycled materials and revenue from national accounts. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described below, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in this note; (ii) our tax-related matters, which are discussed in Note 8, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $122 million relating to our outstanding legal proceedings as of March 31, 2010, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $133 million higher than the amount recorded as of March 31, 2010.
Countywide Matters
Since 2007, we, through our subsidiary Republic Services of Ohio II, LLC (Republic-Ohio), have been subject to a number of environmental proceedings with governmental authorities with respect to our Countywide Recycling and Disposal Facility (Countywide). These proceedings have related primarily to environmental conditions at Countywide attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the site. We are currently subject to Findings and Orders issued by the Ohio Environmental Protection Agency and a Consent Order entered into with the State of Ohio. As a result, we are required to implement a comprehensive operation and maintenance program for managing the remediation area and to address certain compliance issues at the facility. The remediation liability for Countywide recorded as of March 31, 2010 is $72.6 million, of which approximately $4.0 million is expected to be paid during the remainder of 2010. See Note 6, Landfill and Environmental Costs for more information.
For several years, we were involved in litigation with the Stark County Board of Health (Board of Health) regarding the Stark County Health Department’s recommendations that the Board of Health suspend or deny Countywide’s annual operating license. The litigation was concluded in September 2009, pursuant to a Consent Order which requires the Board of Health to issue conditional and/or final operating licenses to Countywide and requires us to reimburse the Board of Health for certain expenses. Notwithstanding the conclusion of this litigation, Countywide’s 2009 operating license has been challenged by Tuscarawas County, and the Board of Health issued Countywide its 2010 operating license on December 30, 2009, which also has been challenged by a Tuscarawas County and a local citizens’ group, Club 3000.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 plaintiffs have named Republic Services, Inc. and Republic-Ohio as defendants. The claims alleged are negligence and nuisance and arise from the operation of Countywide. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs are individuals and businesses located in the geographic area around Countywide. They claim that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that allegedly have impaired the use and value of their property. There are also allegations that the emissions from Countywide may have adverse health effects. A second almost identical lawsuit was filed on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas with approximately 82 plaintiffs. These plaintiffs named Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. as defendants. On February 10, 2010, the court issued an order consolidating the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Based upon the representation made by counsel to the court, we believe that plaintiffs intend to dismiss the medical monitoring and personal injury claims and file an amended complaint. Answers have been filed in both cases and discovery is ongoing. We intend to vigorously defend against the plaintiffs’ allegations in the consolidated action.
Luri Matter
On August 17, 2007, a lawsuit was filed by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% for 2010. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The Court of Appeals dismissed the appeal holding that the trial court had not entered a final, appealable order. The case was returned to the trial court for additional proceedings. The trial court issued the final, appealable order on March 3, 2010, and we filed our notice of appeal on March 29, 2010. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
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
On February 5, 2010, the U.S. Environmental Protection Agency (EPA) Region IX delivered a Finding and Notice of Violation to the Forward Landfill as a result of alleged violations of the Title V permit issued under the Clean Air Act. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, and submitting inaccurate compliance certifications. We have met with the agencies and intend to vigorously defend against the allegations.
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the Company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the Company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the Company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the Company or one of its subsidiaries. The CLN Properties/Maevers complaint, as amended, purports to be filed on behalf of a nationwide class of similarly-situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We filed motions to dismiss in both actions. On January 13, 2010, the court in the CLN/Maevers case granted our motion to dismiss in part and denied it in part. The court scheduled a hearing on class certification for December 3, 2010. Plaintiff in the Klingler’s case voluntarily dismissed the action without prejudice on October 23, 2009 and subsequently re-filed a virtually identical complaint against a different subsidiary of the company on November 20, 2009. The court recently heard argument on or motion to dismiss this new complaint. The plaintiffs in both actions have not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that this matter will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) presented to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints, primarily in late 2008 and 2009. Both the PADEP and the ACHD subsequently issued additional notices of violation for similar alleged violations. On March 12, 2010, we signed a Consent Assessment of Civil Penalties (CACP) with the PADEP in connection with PADEP’s allegations of violations at the landfill through November 16, 2009. The total penalty amount in the CACP was $650,000. The Company’s negotiations with the ACHD are still ongoing. The latest lump sum penalty proposed by the ACHD was less than the settlement amount in the PADEP CACP. On April 12, 2010, additional orders were issued against us by both the PADEP and the ACHD for the allegedly continuing failure to bring the landfill’s odor issues under control. Neither PADEP nor ACHD has specified the amount of penalty sought in connection with these additional orders. We will vigorously defend against these latest orders.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Contracting Matter
We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and expect further discussions with, law enforcement authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or other markets. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.
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
In January 2006, CDC was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill, which remedial actions are underway. The remediation liability for CDC as of March 31, 2010 is $82.3 million, of which approximately $18.2 million is expected to be paid during the remainder of 2010. See Note 6, Landfill and Environmental Costs for more information. We are actively negotiating with the Illinois Attorney General and the Illinois Environmental Protection Agency (IEPA) to settle this state court lawsuit. Most recently, on March 23, 2010, the Illinois Attorney General and IEPA submitted a draft consent decree as a counterproposal to an offer we had made in October, 2009. We are engaging in ongoing discussions with both agencies to reach a negotiated settlement, and have also been aggressively working to correct any violations alleged in the pending lawsuit.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 1,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order, and we intend to continue to defend this lawsuit vigorously.
Sunshine Canyon Matter
On November 17, 2009, the South Coast Air Quality Management District (District) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The District Hearing Board held an initial compliance hearing on December 17, 2009, which started the process of several days of hearings and negotiations over a draft Order for Abatement (Order). In January 2010 and February 2010, the District issued three additional notices of violation to Sunshine Canyon in response to alleged odor complaints at the landfill. On March 24, 2010, the District approved and issued a final Order which requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. While the District has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty.
Restricted Cash and Marketable Securities
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

	March 31,	December 31,
	2010	2009
Financing proceeds	$89.0	$93.1
Capping, closure and post-closure obligations	57.9	58.5
Other	74.9	88.9

Total restricted cash and marketable securities	$221.8	$240.5

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
In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities we acquired in the acquisition of Allied have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid. As of March 31, 2010, the remaining unamortized discount to the self-insurance reserves is $29.5 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Our liabilities for unpaid and incurred but not reported claims at March 31, 2010 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $413.8 million under our current risk management program and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are the primary obligor under certain of the Senior Notes issued by us. All of the subsidiary guarantors are 100% wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and condensed consolidating statements of income and cash flows for the three months ended March 31, 2010 and 2009 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets

	March 31, 2010
	Parent	Guarantors	Non - Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9.5	$59.4	$12.5	$—	$81.4
Accounts receivable, net	—	293.5	557.2	—	850.7
Prepaid expenses and other current assets	34.3	86.5	14.9	—	135.7
Deferred tax assets	187.9	—	10.3	—	198.2

Total current assets	231.7	439.4	594.9	—	1,266.0
Restricted cash and marketable securities	59.8	83.8	78.2	—	221.8
Property and equipment, net	56.5	6,207.6	335.3	—	6,599.4
Goodwill, net	—	10,665.4	—	—	10,665.4
Other intangible assets, net	27.0	456.2	—	—	483.2
Investment and net advances to affiliate	12,926.0	216.5	146.6	(13,289.1)	—
Other assets	90.9	87.5	51.1	—	229.5

Total assets	$13,391.9	$18,156.4	$1,206.1	$(13,289.1)	$19,465.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31.8	$363.0	$17.4	$—	$412.2
Notes payable and current maturities of long-term debt	—	475.7	—	—	475.7
Deferred revenue	—	324.5	5.4	—	329.9
Accrued landfill and environmental costs, current portion	—	241.0	—	—	241.0
Accrued interest	28.1	56.1	—	—	84.2
Other accrued liabilities	276.5	223.0	212.4	—	711.9

Total current liabilities	336.4	1,683.3	235.2	—	2,254.9
Long-term debt, net of current maturities	4,286.4	2,336.9	15.0	—	6,638.3
Accrued landfill and environmental costs, net of current portion	0.5	317.9	1,080.8	—	1,399.2
Deferred income taxes and other long-term tax liabilities	995.1	0.1	(5.9)	—	989.3
Self-insurance reserves, net of current portion	—	113.3	187.0	—	300.3
Other long-term liabilities	206.9	56.7	51.0	—	314.6
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,562.6	13,647.7	(358.6)	(13,289.1)	7,562.6

Total Republic Services, Inc. stockholders’ equity	7,566.6	13,647.7	(358.6)	(13,289.1)	7,566.6
Noncontrolling interests	—	0.5	1.6	—	2.1

Total stockholders’ equity	7,566.6	13,648.2	(357.0)	(13,289.1)	7,568.7

Total liabilities and stockholders’ equity	$13,391.9	$18,156.4	$1,206.1	$(13,289.1)	$19,465.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets

	December 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101.8	$(62.6)	$8.8	$—	$48.0
Accounts receivable, net	—	391.6	473.5	—	865.1
Prepaid expenses and other current assets	23.7	15.8	117.0	—	156.5
Deferred tax assets	93.1	92.0	10.2	—	195.3

Total current assets	218.6	436.8	609.5	—	1,264.9
Restricted cash and marketable securities	67.6	85.5	87.4	—	240.5
Property and equipment, net	45.6	6,270.1	342.0	—	6,657.7
Goodwill, net	—	10,667.1	—	—	10,667.1
Other intangible assets, net	28.9	471.1	—	—	500.0
Investment and net advances to affiliate	10,877.3	212.6	145.7	(11,235.6)	—
Other assets	58.3	102.1	49.7	—	210.1

Total assets	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114.0	$441.4	$37.4	$—	$592.8
Notes payable and current maturities of long-term debt	—	243.0	300.0	—	543.0
Deferred revenue	—	326.7	4.4	—	331.1
Accrued landfill and environmental costs, current portion	—	245.4	—	—	245.4
Accrued interest	33.5	62.3	0.4	—	96.2
Other accrued liabilities	273.5	231.1	235.6	—	740.2

Total current liabilities	421.0	1,549.9	577.8	—	2,548.7
Long-term debt, net of current maturities	2,902.2	3,502.4	15.0	—	6,419.6
Accrued landfill and environmental costs, net of current portion	0.5	306.2	1,076.5	—	1,383.2
Deferred income taxes and other long-term tax liabilities	280.6	765.8	(5.9)	—	1,040.5
Self-insurance reserves, net of current portion	—	129.3	172.7	—	302.0
Other long-term liabilities	127.5	102.0	49.7	—	279.2
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,560.5	11,887.1	(651.5)	(11,235.6)	7,560.5

Total Republic Services, Inc. stockholders’ equity	7,564.5	11,887.1	(651.5)	(11,235.6)	7,564.5
Noncontrolling interests	—	2.6	—	—	2.6

Total stockholders’ equity	7,564.5	11,889.7	(651.5)	(11,235.6)	7,567.1

Total liabilities and stockholders’ equity	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$1,902.4	$70.8	$(15.5)	$1,957.7
Expenses:
Cost of operations	1.2	1,103.3	47.8	(15.5)	1,136.8
Depreciation, amortization and depletion	5.0	195.2	2.8	—	203.0
Accretion	—	4.4	15.8	—	20.2
Selling, general and administrative	52.5	154.6	3.2	—	210.3
(Gain) loss on disposition of assets and impairments, net	—	0.5	—	—	0.5
Restructuring charges	—	5.6	—	—	5.6

Operating income	(58.7)	438.8	1.2	—	381.3
Interest expense	(42.5)	(92.7)	0.7	—	(134.5)
Loss on extinguishment of debt	(0.1)	(132.0)	(0.2)	—	(132.3)
Interest income	(0.3)	0.2	0.1	—	—
Other income, net	1.5	0.1	0.1	—	1.7
Equity in earnings of subsidiaries	51.6	7.9	0.9	(60.4)	—
Intercompany interest income (expense)	123.3	(143.3)	20.0	—	—

Income before income taxes	74.8	79.0	22.8	(60.4)	116.2
Provision for income taxes	9.8	32.2	9.0	—	51.0

Net income	65.0	46.8	13.8	(60.4)	65.2

Less: net income attributable to noncontrolling interests	—	(0.2)	—	—	(0.2)

Net income attributable to Republic Services, Inc.	$65.0	$46.6	$13.8	$(60.4)	$65.0

	Three Months Ended March 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$1,996.0	$83.2	$(18.7)	$2,060.5
Expenses:
Cost of operations	1.7	1,169.5	56.2	(18.7)	1,208.7
Depreciation, amortization and depletion	3.7	213.0	5.1	—	221.8
Accretion	—	9.4	13.9	—	23.3
Selling, general and administrative	40.2	175.0	2.3	—	217.5
(Gain) loss on disposition of assets and impairments, net	5.4	(0.5)	—	—	4.9
Restructuring charges	—	31.3	—	—	31.3

Operating income	(51.0)	398.3	5.7	—	353.0
Interest expense	(23.7)	(126.9)	(2.9)	—	(153.5)
Interest income	0.3	0.1	0.3	—	0.7
Other income, net	0.1	0.1	—	—	0.2
Equity in earnings of subsidiaries	159.9	13.5	(1.1)	(172.3)	—
Intercompany interest income (expense)	—	(19.3)	19.3	—	—

Income before income taxes	85.6	265.8	21.3	(172.3)	200.4
Provision for income taxes	(27.4)	106.6	7.8	—	87.0

Net income	113.0	159.2	13.5	(172.3)	113.4

Less: net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)

Net income attributable to Republic Services, Inc.	$113.0	$158.8	$13.5	$(172.3)	$113.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided by Operating Activities:
Net income	$65.0	$46.8	$13.8	$(60.4)	$65.2
Equity in earnings of subsidiaries, net of taxes	(51.6)	(7.9)	(0.9)	60.4	—
Other adjustments	(11.8)	259.3	(13.6)	—	233.9

Cash Provided by Operating Activities	1.6	298.2	(0.7)	—	299.1

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(208.4)	—	—	(208.4)
Proceeds from sales of property and equipment	—	5.9	—	—	5.9
Cash used in acquisitions, net of cash acquired	—	(0.8)	—	—	(0.8)
Cash proceeds from divestitures, net of cash divested	—	—	—	—	—
Change in restricted cash and marketable securities	7.8	1.6	9.2	—	18.6
Other	—	0.6	—	—	0.6
Change in investment and net advances to affiliate	(1,402.0)	(300.0)	(4.1)	1,706.1	—

Cash (Used in) Provided by Investing Activities	(1,394.2)	(501.1)	5.1	1,706.1	(184.1)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	731.5	—	—	—	731.5
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(847.6)	(1,050.8)	(300.0)	—	(2,198.4)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—	—	—	(20.8)
Issuances of common stock	9.4	—	—	—	9.4
Excess income tax benefit from stock option exercises	0.8	—	—	—	0.8
Cash dividends paid	(72.4)	—	—	—	(72.4)
Distributions paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Change in investment and net advances from parent	—	1,406.1	300.0	(1,706.1)	—

Cash Provided by (Used in) Financing Activities	1,300.3	324.9	(0.7)	(1,706.1)	(81.6)

Increase (Decrease) in Cash and Cash Equivalents	(92.3)	122.0	3.7	—	33.4
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$9.5	$59.4	$12.5	$—	$81.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided by Operating Activities:
Net income	$113.0	$159.2	$13.5	$(172.3)	$113.4
Equity in earnings of subsidiaries, net of taxes	(159.9)	(13.5)	1.1	172.3	—
Other adjustments	103.2	260.4	35.4	—	399.0

Cash Provided by Operating Activities	56.3	406.1	50.0	—	512.4

Cash Provided by (Used in) Investing Activities:
Purchases of property and equipment	—	(189.7)	(3.7)	—	(193.4)
Proceeds from sales of property and equipment	—	4.9	—	—	4.9
Cash used in acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Cash proceeds from divestitures, net of cash divested	—	0.3	—	—	0.3
Change in restricted cash and marketable securities	15.5	3.5	0.2	—	19.2
Change in investment and net advances to affiliate	—	(49.0)	—	49.0	—

Cash Provided by (Used in) Investing Activities	15.5	(230.1)	(3.5)	49.0	(169.1)

Cash Used in Financing Activities:
Proceeds from notes payable and long-term debt	230.9	—	—	—	230.9
Payments of notes payable and long-term debt	(301.8)	(10.8)	(68.5)	—	(381.1)
Issuances of common stock	3.7	—	—	—	3.7
Excess income tax benefit from stock option exercises	0.3	—	—	—	0.3
Purchases of common stock for treasury	(0.3)	—	—	—	(0.3)
Cash dividends paid	(72.0)	—	—	—	(72.0)
Change in investment and net advances from parent	28.9	—	20.1	(49.0)	—

Cash Used in Financing Activities	(110.3)	(10.8)	(48.4)	(49.0)	(218.5)

Increase (Decrease) in Cash and Cash Equivalents	(38.5)	165.2	(1.9)	—	124.8
Cash and Cash Equivalents at Beginning of Period	67.2	(10.8)	12.3	—	68.7

Cash and Cash Equivalents at End of Period	$28.7	$154.4	$10.4	$—	$193.5

15. SUBSEQUENT EVENTS
Subsequent events have been evaluated by management through the date these financial statements were filed. No additional material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in our current period financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
General
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 367 collection companies in 40 states and Puerto Rico. We own or operate 217 transfer stations, 190 active solid waste landfills and 77 recycling facilities. We also operate 75 landfill gas and renewable energy projects. We completed our merger with Allied Waste Industries, Inc. (Allied) in December 2008.
Despite the challenging economic environment, our business performed well during the first three months of 2010 due in large part to the indispensable nature of our services and the scalability of our business. Revenue for the three months ended March 31, 2010 decreased by 5.0% to $2.0 billion compared to $2.1 billion during the comparable period in 2009. Due to the acquisition of Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities in overlapping markets. The result of the divestitures decreased revenue by 2.3% quarter over quarter. Excluding the divested revenues, core revenue for the three months ended March 31, 2010 decreased 2.7%, consisting of a 2.2% increase in core price, 1.8% increase in commodity price and a 0.3% increase in fuel charges offset by a decrease of 7.0% in core volume. The core price increase, together with cost control steps taken by our operations management to scale the business down for lower volumes, served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
Recent Developments
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1, beginning September 1, 2010. The Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of subsidiary guarantors. In addition, in March 2010, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer by November 25, 2010, we agreed to pay additional interest on the Notes.
We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss of $132.1 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes.
Business Acquisitions and Divestitures
We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.
Merger with Allied Waste Industries, Inc.
On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included approximately $5.4 billion of debt, at fair value. We completed our purchase price allocation for this acquisition during 2009. Future adjustments, if any, made to the valuation of assets acquired and liabilities assumed will be recorded in the consolidated statement of income in the period in which such adjustments become known.
As a result of our acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended March 31, 2010 and 2009, we incurred $5.6 million and $31.3 million, respectively, of restructuring and integration charges related to our integration of Allied, of which $0.7 million and $18.8 million, respectively, for the three months ended March 31, 2010 and 2009 consist of charges for severance and other employee termination and relocation benefits. The remainder of the charges in each of the three month periods primarily related to consulting and professional fees. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges approximating $8 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and extend into 2011. As a result of our integration activities, we expect to achieve $185 million to $190 million of annual run-rate synergies by the end of 2010.
Separately, as a condition of the merger with Allied the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. As of December 31, 2009, we have completed our required divestitures.
Consolidated Results of Operations
Three Months Ended March 31, 2010 and 2009
The following table summarizes our operating revenue, costs and expenses for the three months ended March 31, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2010		2009
Revenue	$1,957.7	100.0%	$2,060.5	100.0%
Cost of operations	1,136.8	58.1	1,208.7	58.7
Depreciation, amortization and depletion of property and equipment	185.4	9.5	204.4	9.9
Amortization of other intangible assets	17.6	0.9	17.4	0.9
Accretion	20.2	1.0	23.3	1.1
Selling, general and administrative	210.3	10.7	217.5	10.6
Loss on disposition of assets and impairments, net	0.5	—	4.9	0.2
Restructuring charges	5.6	0.3	31.3	1.5

Operating income	$381.3	19.5%	$353.0	17.1%

Our pre-tax income was $116.2 million and $200.4 million for the three months ended March 31, 2010 and 2009, respectively. Our net income attributable to Republic Services, Inc. was $65.0 million for the three months ended March 31, 2010, or $0.17 per diluted share, compared to $113.0 million, for the three months ended March 31, 2009, or $0.30 per diluted share.
During each of the three month periods ended March 31, 2010 and 2009, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$116.2	$65.0	$0.17	$200.4	$113.0	$0.30
Loss on extinguishment of debt	132.3	83.4	0.22	—	—	—
Costs to achieve synergies	9.1	5.5	0.01	12.8	7.2	0.02
Restructuring charges	5.6	3.4	0.01	31.3	17.7	0.05
Loss on disposition of assets and impairments, net	0.5	0.3	—	4.9	2.8	0.01

Adjusted	$263.7	$157.6	$0.41	$249.4	$140.7	$0.38

Loss on extinguishment of debt. During the first quarter of 2010, we retired outstanding senior notes maturing in 2014 and 2015.
Restructuring charges. During the three months ended March 31, 2010 and 2009, we incurred $5.6 million and $31.3 million, respectively, of restructuring and integration charges related to our merger with Allied. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment.

Costs to achieve synergies. During the three months ended March 31, 2010 and 2009, we incurred $9.1 million and $12.8 million, respectively, of incremental costs to achieve our synergy plans which are recorded in selling, general and administrative expenses in our unaudited consolidated statements of income. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. We expect that we will incur an additional $25.6 million in 2010 for our synergy incentive plan.
Loss on disposition of assets and impairments, net. During the three months ended March 31, 2010, we recorded loss on disposition of assets, net of costs to sell, and impairments of $0.5 million primarily related to transaction costs. During the three months ended March 31, 2009, we recorded loss on disposition of assets, net of costs to sell of $4.9 million related to the mandatory disposition of assets as required by DOJ as well as discretionary dispositions.
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
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services including landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. Our transfer station, landfill and to a lesser extent our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from sales of recycled materials and revenue from national accounts. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. No one customer has individually accounted for more than 5% of our consolidated revenue or of our reportable segment revenue in any of the periods presented.
The following table reflects our revenue by service line for the three months ended March 31, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2010		2009
Collection:
Residential	$534.7	27.3%	$546.1	26.5%
Commercial	621.5	31.7	658.6	32.0
Industrial	348.1	17.8	382.9	18.6
Other	6.9	0.4	7.2	0.3

Total collection	1,511.2	77.2	1,594.8	77.4

Transfer and disposal	692.4		775.8
Less: Intercompany	(357.5)		(389.3)

Transfer and disposal, net	334.9	17.1	386.5	18.8

Other	111.6	5.7	79.2	3.8

Total revenue	$1,957.7	100.0%	$2,060.5	100.0%

The following table reflects changes in our revenue for the three months ended March 31, 2010 and 2009. We have presented the components of our revenue changes for the three months ended March 31, 2009 assuming our merger with Allied occurred on January 1, 2008:

	Three Months Ended March 31,
	2010	2009
Core price	2.2%	3.5%
Fuel surcharges	0.3	(1.2)
Commodities	1.8	(2.9)

Total price	4.3	(0.6)

Core volume	(7.0)	(8.0)

Total internal growth	(2.7)	(8.6)

Acquisitions / divestitures, net	(2.3)	—
Intercompany eliminations	—	(0.4)

Total	(5.0)%	(9.0)%

During the three months ended March 31, 2010, our revenue growth from core pricing continued to benefit from a broad-based pricing initiative that we started during the fourth quarter of 2003. We anticipate that we will continue to realize this benefit throughout 2010. During the three months ended March 31, 2010, we experienced negative core volume growth in all lines of our business, including collection, landfill and transfer station, primarily due to the challenging economic environment. We expect to continue to experience lower volumes until economic conditions improve. This information has been prepared for illustrative purposes and is not intended to be indicative of the revenue that would have been realized had the merger been consummated at the beginning of the periods presented or the future results of the combined operations.
Cost of Operations
Cost of operations was $1,136.8 million and $1,208.7 million, or, as a percentage of revenue, 58.1% and 58.7%, for the three months ended March 31, 2010 and 2009, respectively.
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2010		2009
Labor and related benefits	$375.7	19.2%	$399.2	19.4%
Transfer and disposal costs	155.5	7.9	162.5	7.9
Maintenance and repairs	146.1	7.5	167.8	8.1
Transportation and subcontract costs	113.6	5.8	123.2	6.0
Fuel	94.7	4.8	76.9	3.7
Franchise fees and taxes	93.9	4.8	99.0	4.8
Landfill operating costs	28.3	1.4	31.0	1.5
Risk management	37.4	1.9	58.9	2.9
Cost of goods sold	23.2	1.2	12.0	0.6
Other	68.4	3.6	78.2	3.8

Total cost of operations	$1,136.8	58.1%	$1,208.7	58.7%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

Our cost of operations as a percentage of revenue improved 0.6% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to lower labor, transportation, maintenance and repair costs resulting from lower waste volumes and cost control measures. In addition, we lowered our risk insurance reserves as a result of favorable actuarial development during the three months ended March 31, 2010. This favorable development is primarily attributable to our continued focus on safety. Partially offsetting these cost decreases were increases in fuel and commodity costs. Average fuel costs per gallon for the three months ended March 31, 2010 were $2.85, an increase of $0.65 or 29.5% from the three months ended March 31, 2009 which averaged $2.20. During the three months ended March 31, 2010 and 2009, approximately 68% and 71%, respectively of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), which adversely affected our cost of operations as a percentage of revenue. The decline in internalization quarter over quarter is primarily due to the divestiture of certain landfill assets as required by the DOJ.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2010		2009
Depreciation and amortization of property and equipment	$129.0	6.6%	$132.6	6.4%
Landfill depletion and amortization	56.4	2.9	71.8	3.5

Depreciation, amortization and depletion expense	$185.4	9.5%	$204.4	9.9%

Depreciation, amortization and depletion expenses for property and equipment were $185.4 million and $204.4 million or, as a percentage of revenue, 9.5% and 9.9%, for the three months ended March 31, 2010 and 2009, respectively. The decrease in aggregate dollars and as a percentage of revenue is due to a reduction of amortization expense associated with lower landfill volumes and assets divested as required by the DOJ.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $17.6 million and $17.4 million or, as a percentage of revenue, 0.9% and 0.9% for the three months ended March 31, 2010 and 2009, respectively. The amounts have remained relatively consistent as there have not been any significant increases to our intangible and other asset balance. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.
Accretion Expense
Accretion expense was $20.2 million and $23.3 million, or, as a percentage of revenue, 1.0% and 1.1%, for the three months ended March 31, 2010 and 2009, respectively. The amounts have remained relatively unchanged as our asset retirement obligations have remained consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $210.3 million and $217.5 million, or, as a percentage of revenue, 10.7% and 10.6%, for the three months ended March 31, 2010 and 2009, respectively.
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
The following tables provide the components of our selling, general and administrative costs for the three months ended March 31, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2010		2009
Salaries	$133.8	6.8%	$133.3	6.5%
Provision for doubtful accounts	2.5	0.1	5.8	0.3
Costs to achieve synergies	9.1	0.5	12.7	0.6
Other	64.9	3.3	65.7	3.2

Total selling, general and administrative expenses	$210.3	10.7%	$217.5	10.6%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.
Salaries included in selling, general and administrative expenses remained relatively consistent in aggregate dollars, but increased as a percentage of revenue due to the decline in revenue. Other selling, general and administrative expenses for the three months ended March 31, 2010 included $8.4 million of charges recorded primarily for certain ongoing litigation compared to $0.6 million recorded during the three months ended March 31, 2009.
Loss on Disposition of Assets and Impairments, Net
During the three months ended March 31, 2010, we recorded $0.5 million for certain legal expenses and other costs for various acquisition and divestiture transaction activities. During the three months ended March 31, 2009, we recorded $4.9 million of asset impairments and losses on sales of businesses, of which $1.8 million relates to impairment losses on assets classified as held for sale that were adjusted to the lower of their carrying amounts or estimated fair values less costs to sell. The assets held for sale were related to operations that were Republic’s prior to the merger with Allied and were required by the DOJ to be divested.
Restructuring Charges
During the three months ended March 31, 2010, we incurred $5.6 million of restructuring and integration charges related to our integration of Allied, of which $0.7 million consists of charges for severance and other employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment. We expect that the majority of these charges will be paid during the remainder of 2010 and extend into 2011. During the three months ended March 31, 2009, we incurred $31.3 million of such charges.
Interest Expense
Interest expense was $134.5 million and $153.5 million for the three months ended March 31, 2010 and 2009, respectively. The following tables provide the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Interest expense on debt and capital lease obligations	$107.0	$115.5
Accretion of debt discounts	16.2	25.7
Accretion of remediation and risk reserves	12.2	12.7
Less: capitalized interest	(0.9)	(0.4)

Total interest expense	$134.5	$153.5

The decrease in interest expense during the three months ended March 31, 2010 versus the comparable 2009 period is primarily due to refinancing our higher interest rate debt in the second half of 2009 and partially in the first quarter of 2010. The weighted average interest rate on our senior notes and debentures for the three months ended March 31, 2010 was 6.14% compared to the weighted average interest rate for the three months ended March 31 2009 of 6.80%.

Interest paid was $120.1 million and $106.4 million for the three months ended March 31, 2010 and 2009, respectively.
Loss on extinguishment of debt
Loss on early extinguishment of debt was $132.3 million for the three months ended March 31, 2010. We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
The loss on extinguishment of debt recorded during the three months ended March 31, 2010 primarily consists of premiums paid to repurchase debt, the charge for unamortized debt discounts and professional fees paid to effectuate the repurchase. In the future we may chose to voluntarily retire certain portions of our outstanding debt before their maturity using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired.
Income Taxes
Our provision for income taxes was $51.0 million and $87.0 million for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate was 44.0% and 43.5% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the three months ended March 31, 2010 was higher than anticipated due to the loss on extinguishment of debt. We expect the effective tax rate for the year ended December 31, 2010 to be approximately 42%.
With respect to the settlement of certain tax liabilities regarding BFI risk management companies, we paid $60.1 million in the first quarter of 2010 and anticipate paying the remainder, approximately $67 million, later in 2010.
In the future we may choose to divest certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized for reporting purposes. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.
Segment Discussion
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three months ended March 31, 2010 and 2009 is shown in the following table (in millions of dollars and as a percentage of revenue):

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Three Months Ended March 31, 2010
Eastern	$502.1	$51.6	$(0.4)	$128.2	25.5%
Midwestern	414.8	51.9	—	88.7	21.4
Southern	489.6	57.6	—	120.5	24.6
Western	525.8	49.5	(0.1)	130.6	24.8
Corporate entities	25.4	12.6	—	(86.7)	—

Total	$1,957.7	$223.2	$(0.5)	$381.3	19.5%

Three Months Ended March 31, 2009
Eastern	$526.5	$54.5	$0.6	$116.7	22.2%
Midwestern	428.2	56.3	(0.2)	76.6	17.9
Southern	532.6	63.1	0.4	128.4	24.1
Western	549.8	58.1	—	126.1	22.9
Corporate entities	23.4	13.1	(5.7)	(94.8)	—

Total	$2,060.5	$245.1	$(4.9)	$353.0	17.1%

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

Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2010 with 2009 are discussed in the following paragraphs. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ. Additionally, the decrease in revenue resulting from declines in volumes noted below are attributable to the continued economic slowdown.
Eastern Region
Revenue for the three months ended March 31, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue was $8.5 million of revenue associated with locations that were required to be divested by the DOJ during 2009.
The increase in operating margins for the three months ended March 31, 2010 is attributed to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Midwestern Region
Revenue for the three months ended March 31, 2010 benefited from core price growth in all lines of business except landfill. While price associated with municipal solid waste volumes increased during the period, this increase was offset by higher special waste volumes. However, the increase in revenue from core price was more than offset by volume declines in our collection and transfer station lines of business. Landfill volumes increased primarily due to certain special waste volumes. Contributing to the decline in revenue was $2.8 million of revenue associated with locations that were required to be divested by the DOJ during 2009.
The increase in operating margins for the three months ended March 31, 2010 is attributed to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Southern Region
Revenue for the three months ended March 31, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue was $15.5 million of revenue associated with locations that were required to be divested by the DOJ during 2009.
The increase in operating margins for the three months ended March 31, 2010 is attributed to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Western Region
Revenue for the three months ended March 31, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue was $11.4 million of revenue associated with locations that were required to be divested by the DOJ during 2009.
In the three months ended March 31, 2010, we realized a $5.7 million favorable adjustment to amortization expense for asset retirement obligations which increased our operating margin by 1.1%. The remaining increase in operating margins for the three months ended March 31, 2010 is attributed to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Corporate Entities
The increase in net revenue relates to our national accounts program. Included in our gain (loss) on disposition of assets and impairments, net for the three months ended March 31, 2009 are transaction related expenses from the disposition of assets in our other segments.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the three months ended March 31, 2010:

	Balance		Permits		Changes	Balance
	as of	New	Granted,		in	as of
	December 31,	Expansions	Net of	Airspace	Engineering	March 31,
	2009	Undertaken	Closures	Consumed	Estimates	2010
Cubic yards (in millions):
Permitted airspace	4,436.4	21.4	2.0	(19.3)	0.2	4,440.7
Probable expansion airspace	212.5	2.4	—	—	—	214.9

Total cubic yards (in millions)	4,648.9	23.8	2.0	(19.3)	0.2	4,655.6

Number of sites:
Permitted airspace	192		(2)			190

Probable expansion airspace	12	(1)	—			11

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
As of March 31, 2010, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2010, total available disposal capacity is estimated to be 4.4 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the three months ended March 31, 2010, total available airspace increased by a 6.7 million cubic yards, net, primarily due to new expansions, offset by airspace consumed.
As of March 31, 2010, 11 of our landfills meet all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 40 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 46 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2010, accrued final capping, closure and post-closure costs were $1.1 billion, of which $135.7 million is current and $950.8 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
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
See Note 6, Landfill and Environmental Costs, for a discussion of certain of our significant remediation matters.

Investment in Landfills
The following tables reflect changes in our investment in landfills for the three months ended March 31, 2010 and the future expected investment as of March 31, 2010 (in millions):

			Non-cash		Adjustments
	Balance		Additions	Transfers	for	Balance
	as of		for Asset	and	Asset	as of
	December 31,	Capital	Retirement	Other	Retirement	March 31,
	2009	Additions	Obligations	Adjustments	Obligations	2010
Non-depletable landfill land	$142.7	$—	$—	$0.1	$—	$142.8
Landfill development costs	4,230.9	1.1	7.2	103.6	(5.4)	4,337.4
Construction-in-progress — landfill	245.1	14.9	—	(105.1)	—	154.9
Accumulated depletion and amortization	(1,275.4)	(61.4)	—	—	5.0	(1,331.8)

Net investment in landfill land and development costs	$3,343.3	$(45.4)	$7.2	$(1.4)	$(0.4)	$3,303.3

	Balance
	as of	Expected	Total
	March 31,	Future	Expected
	2010	Investment	Investment
Non-depletable landfill land	$142.8	$—	$142.8
Landfill development costs	4,337.4	6,011.1	10,348.5
Construction-in-progress landfill	154.9	—	154.9
Accumulated depletion and amortization	(1,331.8)	—	(1,331.8)

Net investment in landfill land and development costs	$3,303.3	$6,011.1	$9,314.4

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Number of landfills owned or operated	190	211

Net investment, excluding non-depletable land (in millions)	$3,160.5	$3,168.9
Total estimated available disposal capacity (in millions of cubic yards)	4,655.6	4,968.4

Net investment per cubic yard	$0.68	$0.64

Landfill depletion and amortization expense (in millions)	$56.4	$71.8
Accretion expense (in millions)	20.2	23.3

	76.6	95.1
Airspace consumed (in millions of cubic yards)	19.3	23.7

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.97	$4.01

The decrease in the investment in our landfills, in aggregate dollars, is primarily due to consumption of airspace.
During the three months ended March 31, 2010 and 2009, our weighted-average compaction rate was approximately 1,700 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of March 31, 2010, we expect to spend an estimated additional $6.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.2 billion, or $1.97 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2010 and 2009 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash asset additions	—	7.2	—	—
Increase due to acquisition and other adjustments	—	0.5	1.5	—
Asset retirement obligation adjustments	—	(5.4)	—	—
Accretion expense	—	20.2	7.3	2.1
Additions charged to expense	2.5	—	2.3	86.3
Payments or usage	(5.0)	(10.5)	(11.5)	(87.5)

Balance, March 31, 2010	52.7	1,086.5	553.7	413.8
Less: Current portion	(52.7)	(135.7)	(105.3)	(113.5)

Long-term portion	$—	$950.8	$448.4	$300.3

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash asset additions	—	8.7	—	—
Increase due to acquisition and other adjustments	—	(0.7)	0.1	—
Asset retirement obligation adjustments	—	(0.7)	—	—
Accretion expense	—	23.3	5.0	4.9
Additions charged to expense	5.8	—	—	125.3
Transfers to assets held for sale	(1.2)	1.8	—	—
Payments or usage	(10.2)	(13.6)	(13.4)	(119.0)

Balance, March 31, 2009	60.1	1,059.4	381.6	419.3
Less: Current portion	(60.1)	(117.4)	(78.7)	(147.0)

Long-term portion	$—	$942.0	$302.9	$272.3

As of March 31, 2010, accounts receivable were $850.7 million, net of allowance for doubtful accounts of $52.7 million, resulting in days sales outstanding of 40, or 24 days net of deferred revenue. In addition, at March 31, 2010, our accounts receivable in excess of 90 days old totaled $57.7 million, or 6.4% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2010 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	March 31,
	2009	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2010
Other land	$418.7	$—	$(0.9)	$—	$—	$—	$—	$417.8
Non-depletable landfill land	142.7	—	—	—	—	—	0.1	142.8
Landfill development costs	4,230.9	1.2	—	—	7.2	(5.4)	103.5	4,337.4
Vehicles and equipment	3,792.4	105.9	(12.8)	0.9	—	—	(1.0)	3,885.4
Buildings and improvements	741.6	0.5	(1.2)	—	—	—	1.3	742.2
Construction-in-progress — landfill	245.1	14.9	—	—	—	—	(105.1)	154.9
Construction-in-progress — other	23.0	5.8	—	—	—	—	1.1	29.9

Total	$9,594.4	$128.3	$(14.9)	$0.9	$7.2	$(5.4)	$(0.1)	$9,710.4

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	March 31,
	2009	Expense	Retirements	Divestitures	Obligations	2010
Landfill development costs	$(1,275.4)	$(61.4)	$—	$—	$5.0	$(1,331.8)
Vehicles and equipment	(1,518.2)	(121.0)	11.4	—	—	(1,627.8)
Buildings and improvements	(143.1)	(8.8)	0.6	(0.1)	—	(151.4)

Total	$(2,936.7)	$(191.2)	$12.0	$(0.1)	$5.0	$(3,111.0)

Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2010 and 2009 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$299.1	$512.4
Net cash used in investing activities	(184.1)	(169.1)
Net cash used in financing activities	(81.6)	(218.5)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2010 and 2009 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities reduced our cash flow from operations by $104.2 million in the three months ended March 31, 2010 versus increasing our cash flow from operations by $52.5 million in the three months ended March 31, 2009, primarily as a result of the following:
•	During the three months ended March 31, 2010, we paid $60.1 million related to the settlement of certain tax liabilities regarding BFI risk management companies. We expect to pay the remainder of the settlement, approximately $67 million, later in 2010.

•	During the comparative period, accounts payable decreased by $133.0 million due primarily to the timing of payments for fixed asset purchases and other operating activities.

•	During the comparative period, accounts receivable decreased by $50.7 million due primarily to timing of collections.

•	Cash paid for interest was approximately $13.7 million higher during the three months ended March 31, 2010 than the comparable prior-year period primarily due to timing of payments.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:
Capital expenditures. Capital expenditures during the three months ended March 31, 2010 were $208.4 million, compared with $193.4 million in the comparable prior-year period. During 2010, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2010 to be approximately $790 million, which excludes $80.1 million of property and equipment received during 2009 but paid for during 2010.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are largely related to the issuance of tax-exempt bonds for our capital needs and amounts held in trust as a guarantee of performance, contributed $18.6 million to our cash flow from investing activities during the three month period ended March 31, 2010 compared to $19.2 million in the same period 2009. The funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:
Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $32.5 million during the three month period ended March 31, 2010 versus net repayments of $150.2 million in the comparable period of 2009. We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
Premiums and fees paid to issue and retire senior notes. In connection with the issuance of our senior notes as well as purchasing and retiring certain indebtedness, in March 2010 we incurred cash premiums and fees totaling $51.2 million.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time, with the latest increase occurring in the third quarter of 2008. Our current quarterly dividend per share is $0.19. Dividends paid were $72.4 million and $72.0 million for the three months ended March 31, 2010 and 2009, respectively.
Financial Condition
As of March 31, 2010, we had $81.4 million of cash and cash equivalents, and $221.8 million of restricted cash deposits and restricted marketable securities, including $89.0 million of restricted cash held for capital expenditures under certain debt facilities.
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
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings, (all as defined in the agreements). As of March 31, 2010 and December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 1.76% and 1.82%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Borrowings under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $0.2 billion and $0.3 billion of Eurodollar Rate borrowings, and $1.6 billion of letters of credit utilizing availability under our Credit Facilities, leaving $0.9 billion and $0.8 billion of availability under our Credit Facilities at March 31, 2010 and December 31, 2009, respectively.
The agreements governing the Credit Facilities require us to comply with certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At March 31, 2010, our EBITDA to interest ratio was 3.89 compared to the 3.00 minimum required by the covenants. In addition, at March 31, 2010, our total debt to EBITDA ratio was 3.13 compared to the 4.00 maximum allowed by the covenants. At March 31, 2010, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance during the remainder of 2010.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1, beginning September 1, 2010. The Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. In addition, in March 2010, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer by November 2010, we agreed to pay additional interest on the Notes.
We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss of $132.1 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes.
In March 2010, we repaid all borrowings and terminated our accounts receivable securitization program with two financial institutions that allowed us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. During the three months ended March 31, 2010, we recorded a loss on extinguishment of debt of $0.2 million related to unamortized deferred issuance costs associated with terminating this program.
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
At March 31, 2010, we had $1,201.7 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 0.28% to 8.25% at March 31, 2010 and have maturities ranging from 2012 to 2037. As of March 31, 2010, we had $89.0 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
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
Credit Rating
We have received investment grade credit ratings. As of March 31, 2010, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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

Our free cash flow for the three months ended March 31, 2010 and 2009 is calculated as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$299.1	$512.4
Purchases of property and equipment	(208.4)	(193.4)
Proceeds from sales of property and equipment	5.9	4.9

Free cash flow	$96.6	$323.9

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$208.4	$193.4
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(80.1)	(45.0)

Property and equipment received during the period	$128.3	$148.4

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
Contingencies
For a description of our commitments and contingencies, see Note 8, Income Taxes, and Note 13, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Standards
For a description of the new accounting standards that affect us, see Note 1, Basis of Presentation and Recently Issued Accounting Pronouncements, to our consolidated financial statements included under Item 1 of this Form 10-Q.

Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger and our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
See Note 11, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our fuel hedges.
Recycling Commodities Price Risk
We sell recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the three months ended March 31, 2010 and 2009 were approximately $71.6 million and $32.5 million, respectively.
See Note 11, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our recycling commodities hedges.

Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At March 31, 2010, we had $1.0 billion of floating rate debt and $0.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $12 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.
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
Refer to Note 8, Income Taxes and Note 13, Commitments and Contingencies, for a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described in Note 8 or Note 13, we do not believe that the outcome of our pending litigation, environmental and other administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There were no material changes during the three months ended March 31, 2010 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Beginning in 2000, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of March 31, 2010, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. We suspended our share repurchase program in the second quarter of 2008 due to the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011. The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2010:

	Total Number of
	Shares (or Units)	Average Price Paid
	Purchased (a)	per Share
January 2010	—	$—
February 2010	—	$—
March 2010	1,352	$28.71

	1,352	$28.71

(a)	This amount represents shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated as of November 25, 2009, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.2	Second Supplemental Indenture, dated as of March 4, 2010, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.3	Third Supplemental Indenture, dated as of March 4, 2010, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.4	Registration Rights Agreement, dated as of March 4, 2010, by and among the Company, the guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.5*	Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and the other lenders party thereto.
21.1*	Subsidiaries of the Company
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101**	The following materials from Republic Services, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

	By:	/s/ TOD C. HOLMES

Tod C. Holmes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2010	By:	/s/ CHARLES F. SERIANNI

Charles F. Serianni
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)