Form 10-Q
period 2010-06-30
REPUBLIC SERVICES, INC.
filed 2010-07-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      On July 22, 2010, the registrant had outstanding 383,000,147 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,983,408).

REPUBLIC SERVICES, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.0	$48.0
Accounts receivable, less allowance for doubtful accounts of $52.5 and $55.2, respectively	898.4	865.1
Prepaid expenses and other current assets	138.8	156.5
Deferred tax assets	195.5	195.3

Total current assets	1,288.7	1,264.9
Restricted cash and marketable securities	315.2	240.5
Property and equipment, net	6,603.7	6,657.7
Goodwill, net	10,661.4	10,667.1
Other intangible assets, net	465.7	500.0
Other assets	236.7	210.1

Total assets	$19,571.4	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470.5	$592.8
Notes payable and current maturities of long-term debt	692.5	543.0
Deferred revenue	331.3	331.1
Accrued landfill and environmental costs, current portion	225.9	245.4
Accrued interest	99.7	96.2
Other accrued liabilities	646.1	740.2

Total current liabilities	2,466.0	2,548.7
Long-term debt, net of current maturities	6,425.0	6,419.6
Accrued landfill and environmental costs, net of current portion	1,417.6	1,383.2
Deferred income taxes and other long-term liabilities	977.0	1,040.5
Self-insurance reserves, net of current portion	301.6	302.0
Other long-term liabilities	298.3	279.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 397.6 and 395.7 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,364.4	6,316.1
Retained earnings	1,762.3	1,683.1
Treasury stock, at cost (15.0 and 14.9 shares, respectively)	(459.1)	(457.7)
Accumulated other comprehensive loss, net of tax	12.0	19.0

Total Republic Services, Inc. stockholders’ equity	7,683.6	7,564.5
Noncontrolling interests	2.3	2.6

Total stockholders’ equity	7,685.9	7,567.1

Total liabilities and stockholders’ equity	$19,571.4	$19,540.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$2,066.4	$2,066.1	$4,024.1	$4,126.6
Expenses:
Cost of operations	1,218.3	1,226.9	2,355.1	2,435.6
Depreciation, amortization and depletion	213.8	218.6	416.8	440.5
Accretion	20.2	21.9	40.4	45.2
Selling, general and administrative	210.8	215.8	421.1	433.3
Loss (gain) on disposition of assets and impairments, net	1.1	(150.1)	1.6	(145.2)
Restructuring charges	1.4	12.3	7.0	43.6

Operating income	400.8	520.7	782.1	873.6
Interest expense	(130.5)	(150.5)	(265.0)	(304.1)
Loss on extinguishment of debt	—	—	(132.3)	—
Interest income	0.1	0.5	0.1	1.3
Other (expense) income, net	(0.1)	1.3	1.6	1.6

Income before income taxes	270.3	372.0	386.5	572.4
Provision for income taxes	110.4	145.8	161.4	232.9

Net income	159.9	226.2	225.1	339.5
Less: Net income attributable to noncontrolling interests	(0.2)	(0.3)	(0.4)	(0.6)

Net income attributable to Republic Services, Inc.	$159.7	$225.9	$224.7	$338.9

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.42	$0.60	$0.59	$0.89

Weighted average common shares outstanding	382.5	379.2	382.0	379.1

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.42	$0.59	$0.59	$0.89

Weighted average common and common equivalent shares outstanding	384.7	379.9	384.0	379.9

Cash dividends per common share	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

		Republic Services, Inc. Stockholders’ Equity
						Accumulated
						Other
				Additional		Comprehensive
		Common Stock		Paid-In	Retained	Income (Loss),	Treasury Stock		Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Amount	Interests
Balance as of December 31, 2009	$7,567.1	395.7	$4.0	$6,316.1	$1,683.1	$19.0	(14.9)	$(457.7)	$2.6
Net income	225.1	—	—	—	224.7	—	—	—	0.4
Other comprehensive loss	(7.0)	—	—	—	—	(7.0)	—	—	—
Cash dividends declared	(145.3)	—	—	—	(145.3)	—	—	—	—
Issuances of common stock	36.1	1.9	—	36.1	—	—	—	—	—
Stock-based compensation	12.0	—	—	12.2	(0.2)	—	—	—	—
Purchase of common stock for treasury	(1.4)	—	—	—	—	—	(0.1)	(1.4)	—
Distributions paid to noncontrolling interests	(0.7)	—	—	—	—	—	—	—	(0.7)

Balance as of June 30, 2010	$7,685.9	397.6	$4.0	$6,364.4	$1,762.3	$12.0	(15.0)	$(459.1)	$2.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2010	2009
Cash provided by operating activities:
Net income	$225.1	$339.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	255.9	260.2
Landfill depletion and amortization	125.7	145.3
Amortization of intangible and other assets	35.2	35.0
Accretion	40.4	45.2
Non-cash interest expense — debt	28.6	50.6
Non-cash interest expense — other	24.2	23.3
Restructuring related charges	—	26.4
Stock-based compensation	12.0	8.0
Deferred tax (benefit) provision	(58.3)	6.0
Provision for doubtful accounts, net of adjustments	10.3	9.4
Excess income tax benefit from stock option exercises	(1.8)	0.5
Asset impairments	0.5	1.8
Loss on extinguishment of debt	132.3	—
Gain on disposition of assets, net	(6.5)	(147.8)
Other non-cash items	0.8	(0.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(43.9)	24.6
Prepaid expenses and other assets	(1.8)	22.5
Accounts payable	(62.8)	(67.5)
Restructuring and synergy related expenditures	(13.0)	(33.2)
Capping, closure and post-closure expenditures	(28.0)	(33.2)
Remediation expenditures	(23.4)	(26.8)
Other liabilities	(56.7)	(2.1)

Cash provided by operating activities	594.8	687.6

Cash (used in) provided by investing activities:
Purchases of property and equipment	(385.4)	(355.1)
Proceeds from sales of property and equipment	12.6	16.7
Cash used in acquisitions, net of cash acquired	(0.8)	(0.1)
Cash proceeds from divestitures, net of cash divested	—	418.3
Change in restricted cash and marketable securities	(76.0)	22.7
Other	0.1	—

Cash (used in) provided by investing activities	(449.5)	102.5

Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,020.2	679.5
Proceeds from issuance of senior notes, net of discount	1,499.4	—
Payments of notes payable and long-term debt	(2,494.8)	(1,333.5)
Premiums paid on extinguishment of debt	(30.4)	—
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—
Issuances of common stock	34.3	6.8
Excess income tax benefit from stock option exercises	1.8	0.5
Purchases of common stock for treasury	(1.4)	(0.5)
Cash dividends paid	(144.9)	(144.0)
Distributions paid to noncontrolling interests	(0.7)	—

Cash used in financing activities	(137.3)	(791.2)

Increase (decrease) in cash and cash equivalents	8.0	(1.1)
Cash and cash equivalents at beginning of period	48.0	68.7

Cash and cash equivalents at end of period	$56.0	$67.6

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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. You should read these interim financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All amounts are in millions, except per share amounts and except as otherwise noted.
Management’s Estimates and Assumptions
These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include numerous estimates and assumptions made by management that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, goodwill, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance; and our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied Waste Industries, Inc. (Allied). Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Consolidation of Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) that requires an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We adopted this new guidance on January 1, 2010. The impact of adopting this guidance did not have a material effect on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2. RESTRUCTURING CHARGES
As a result of our 2008 acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended June 30, 2010 and 2009, we incurred $1.4 million and $12.3 million, respectively, of restructuring and integration charges related to our integration of Allied, which consisted of charges and adjustments for severance, other employee termination and relocation benefits and professional fees.
During the six months ended June 30, 2010 and 2009, we incurred $7.0 million, net of adjustments, and $43.6 million, respectively, of restructuring and integration charges related to our integration of Allied. These charges and adjustments related to severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges approximating $4.7 million to complete our plan. We expect these charges will be paid during the remainder of 2010 and into 2011.
The following tables reflect the activity during the six months ended June 30, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at				Balance at
	December 31,				June 30,
	2009	Additions	Payments	Adjustments	2010
Severance and other termination benefits	$19.6	$3.2	$(11.2)	$(1.3)	$10.3
Relocation	5.2	—	(1.0)	(1.9)	2.3

Total	$24.8	$3.2	$(12.2)	$(3.2)	$12.6

	Balance at				Balance at
	December 31,				June 30,
	2008	Additions	Payments	Adjustments	2009
Severance and other termination benefits	$12.5	$24.3	$(8.7)	$—	$28.1
Relocation	17.9	2.1	(7.2)	—	12.8

Total	$30.4	$26.4	$(15.9)	$—	$40.9

Accrued Liabilities Related to Allied
The following tables reflect the activity during the six months ended June 30, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at				Balance at
	December 31,				June 30,
	2009	Additions	Payments	Adjustments	2010
Severance and other termination benefits	$2.4	$—	$(0.8)	$(0.1)	$1.5

	Balance at				Balance at
	December 31,				June 30,
	2008	Additions	Payments	Adjustments	2009
Severance and other termination benefits	$22.6	$6.5	$(17.3)	$—	$$11.8

We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following tables reflect activity during the six months ended June 30, 2010 and 2009 associated with unfavorable contracts and lease exit liabilities:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Balance at			Balance at
	December 31,		Payments /	June 30,
	2009	Additions	Amortization	2010
Unfavorable contracts	$49.0	$—	$(5.4)	$43.6
Lease exit costs	6.4	—	(1.0)	5.4

Total	$55.4	$—	$(6.4)	$49.0

	Balance at			Balance at
	December 31,		Payments /	June 30,
	2008	Additions	Amortization	2009
Unfavorable contracts	$33.3	$15.4	$(3.1)	$45.6
Lease exit costs	—	5.9	(1.1)	4.8

Total	$33.3	$21.3	$(4.2)	$50.4

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by operating segment is as follows:

	Balance at			Adjustments to	Balance at
	December 31,	Adjustments to		Assets	June 30,
	2009	Acquisitions	Divestitures	Held for Sale	2010
Eastern	$2,818.5	$(1.4)	$—	$—	$2,817.1
Midwestern	2,118.2	(1.1)	—	—	2,117.1
Southern	2,724.7	(1.5)	—	—	2,723.2
Western	3,005.7	(1.7)	—	—	3,004.0

Total	$10,667.1	$(5.7)	$—	$—	$10,661.4

	Balance at			Adjustments to	Balance at
	December 31,	Adjustments to		Assets	June 30,
	2008	Acquisitions	Divestitures	Held for Sale	2009
Eastern	$2,772.5	$5.8	$(14.3)	$9.3	$2,773.3
Midwestern	2,083.8	5.5	—	(0.3)	2,089.0
Southern	2,715.6	7.5	(28.9)	22.3	2,716.5
Western	2,949.6	11.1	—	—	2,960.7

Total	$10,521.5	$29.9	$(43.2)	$31.3	$10,539.5

Other Intangible Assets
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles
	December 31,		June 30,	December 31,	Charged	June 30,	at June 30,
	2009	Acquisitions	2010	2009	to Expense	2010	2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.5	$521.6	$(70.5)	$(29.8)	$(100.3)	$421.3
Trade names	30.0	—	30.0	(6.5)	(3.0)	(9.5)	20.5
Non-compete agreements	7.4	0.1	7.5	(6.5)	(0.4)	(6.9)	0.6
Other intangible assets	62.9	—	62.9	(37.9)	(1.7)	(39.6)	23.3

Total	$621.4	$0.6	$622.0	$(121.4)	$(34.9)	$(156.3)	$465.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles
	December 31,		June 30,	December 31,	Charged	June 30,	at June 30,
	2008	Acquisitions	2009	2008	to Expense	2009	2009
Customer relationships, franchise and other municipal agreements	$520.8	$0.2	$521.0	$(10.9)	$(29.8)	$(40.7)	$480.3
Trade names	30.0	—	30.0	(0.5)	(3.0)	(3.5)	26.5
Non-compete agreements	7.4	—	7.4	(5.6)	(0.4)	(6.0)	1.4
Other intangibles assets	57.2	—	57.2	(34.3)	(1.4)	(35.7)	21.5

Total	$615.4	$0.2	$615.6	$(51.3)	$(34.6)	$(85.9)	$529.7

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Inventories	$31.9	$33.7
Prepaid expenses	57.2	59.3
Other non-trade receivables	47.2	57.1
Other current assets	2.5	6.4

Total	$138.8	$156.5

Other current assets include the fair value of fuel and commodity hedges of $1.4 million and $5.0 million at June 30, 2010 and December 31, 2009, respectively.
Other Assets
A summary of other assets as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Deferred financing costs	$43.9	$32.4
Deferred compensation plan	24.6	15.2
Notes and other receivables	44.9	45.1
Other	123.3	117.4

Total	$236.7	$210.1

Notes and other receivables include the fair value of interest rate swaps of $8.3 million and $9.9 million at June 30, 2010 and December 31, 2009, respectively.
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2010 and December 31, 2009 is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	June 30,	December 31,
	2010	2009
Accrued payroll and benefits	$153.0	$169.6
Accrued fees and taxes	117.4	114.4
Self-insurance reserves, current portion	119.5	110.9
Accrued dividends	72.8	72.4
Current tax liabilities	—	70.0
Restructuring liabilities	12.6	24.8
Accrued professional fees and legal settlement reserves	63.6	59.0
Other	107.2	119.1

Total	$646.1	$740.2

Other accrued liabilities include the fair value of fuel and commodity hedges of $8.3 million and $5.7 million at June 30, 2010 and December 31, 2009, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Deferred compensation liability	$24.9	$15.7
Pension and other postretirement liabilities	36.8	38.1
Contingent legal liablilities	104.8	112.0
Other	131.8	113.4

Total	$298.3	$279.2

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2010, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.6 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 134 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Landfill final capping, closure and post-closure liabilities	$1,094.2	$1,074.5
Remediation	549.3	554.1

	1,643.5	1,628.6
Less: Current portion	(225.9)	(245.4)

Long-term portion	$1,417.6	$1,383.2

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the six months ended June 30, 2010 and 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Six Months Ended June 30,
	2010	2009
Asset retirement obligation liabilities, beginning of year	$1,074.5	$1,040.6
Non-cash additions	15.6	17.1
Acquisitions and other adjustments	(0.7)	6.5
Asset retirement obligation adjustments	(7.6)	—
Payments	(28.0)	(33.2)
Accretion expense	40.4	45.2
Adjustments to liabilities related to assets held for sale	—	(2.9)

Asset retirement obligation liabilities, end of period	1,094.2	1,073.3
Less: Current portion	(123.7)	(99.8)

Long-term portion	$970.5	$973.5

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was approximately $60.7 million at June 30, 2010 and $62.4 million as of December 31, 2009, and are included in restricted cash and marketable securities in our consolidated balance sheets.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at June 30, 2010 would be approximately $191 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Remediation liabilities, beginning of year	$554.1	$389.9
Acquisitions and other adjustments	1.5	0.9
Additions charged to expense	2.6	—
Payments	(23.4)	(26.8)
Accretion expense	14.5	10.0

Remediation liabilities, end of period	549.3	374.0
Less: Current portion	(102.2)	(65.4)

Long-term portion	$447.1	$308.6

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed with the OEPA to undertake certain other remedial actions as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability for Countywide recorded as of June 30, 2010 is $71.1 million, of which approximately $2.4 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $65 million to $86 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of June 30, 2010 is $45.7 million, of which approximately $1.5 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $40 million to $66 million.
Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of June 30, 2010 is $34.8 million, of which approximately $9.3 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $32 million to $47 million.
Congress Development Landfill. In January 2006, Congress Development Co. (CDC) was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill. The remediation liability recorded for CDC as of June 30, 2010 is $81.4 million, of which approximately $16.9 million is expected to be paid during the remainder of 2010. The reasonably possible range of loss for remediation costs is $52 million to $152 million.
Environmental Operating Costs
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as a cost of operations in the period in which they are incurred.
7. DEBT
Our notes payable, capital leases and long-term debt at June 30, 2010 and December 31, 2009 are listed in the following table, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt assumed as part of our acquisition of Allied was recorded at fair value as of the acquisition date.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Debt Balance at
	June 30, 2010	December 31, 2009
$1.0 billion Revolver due 2012	$—	$—
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	196.0	315.4
Receivables secured loans	—	300.0
Senior notes, fixed interest rate of 6.500%, due 2010	219.4	216.5
Senior notes, fixed interest rate of 5.750%, due 2011	257.0	252.5
Senior notes, fixed interest rate of 6.375%, due 2011	212.0	209.1
Senior notes, fixed interest rate of 6.750%, due 2011	394.9	396.4
Senior notes, fixed interest rate of 6.125%, due 2014	—	379.3
Senior notes, fixed interest rate of 7.250%, due 2015	—	540.2
Senior notes, fixed interest rate of 7.125%, due 2016	531.1	526.7
Senior notes, fixed interest rate of 6.875%, due 2017	659.1	654.4
Senior notes, fixed interest rate of 5.500%, due 2019	645.6	645.5
Senior notes, fixed interest rate of 5.000%, due 2020	849.9	—
Senior notes, fixed interest rate of 5.250%, due 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due 2021	93.3	93.1
Senior notes, fixed interest rate of 6.086%, due 2035	249.6	249.4
Debentures, fixed interest rate of 7.400%, due 2035	267.2	266.8
Senior notes, fixed interest rate of 6.200%, due 2040	649.5	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.14% to 8.25%; maturities ranging from 2012 to 2037	1,201.3	1,223.7
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	91.6	93.6

Total debt	7,117.5	6,962.6
Less: Current portion	(692.5)	(543.0)

Long-term portion	$6,425.0	$6,419.6

Revolving Credit Facilities
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of June 30, 2010 and December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 2.22% and 1.82%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We have the ability to pay dividends and to repurchase common stock provided that we are in compliance with these covenants. We had $150.0 million and $300.0 million of Eurodollar Rate borrowings, $46.0 million and $15.4 million of Base Rate borrowings and $1,619.8 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $934.2 million and $800.6 million of availability under our Credit Facilities at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, we were in compliance with the covenants under our Credit Facilities.
Receivables Secured Loans
In March 2010, we repaid all borrowings and terminated our accounts receivable securitization program with two financial institutions that allowed us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. During the first quarter of 2010, we recorded a loss on extinguishment of debt of $0.2 million related to the write-off of unamortized deferred issuance costs associated with this program.
Senior Notes and Debentures
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1, beginning September 1, 2010. The Notes are guaranteed by each of our subsidiaries that also guarantees our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. In addition, in March 2010, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes. Under the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer by November 2010, we agreed to pay additional interest on the Notes. We launched the exchange offer for the Notes, as well as certain other senior notes in June 2010 and expect the exchange offer to be consummated in August 2010.
We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During the first quarter of 2010, we incurred a loss of $132.1 million for premiums paid to repurchase debt, the write-off of unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes.
As of June 30, 2010 and December 31, 2009, our senior notes and debentures totaled $5,628.6 million and $5,029.9 million, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $303.2 million and $428.5 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $8.3 million and $9.9 million, respectively.
Tax-Exempt Financings
As of June 30, 2010 and December 31, 2009, we had $1,201.3 million and $1,223.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2037. At June 30, 2010 and December 31, 2009, the unamortized adjustment to fair value recorded in purchase accounting for these tax-exempt financings assumed from Allied was $47.2 million and $49.0 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
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
As of June 30, 2010, we had $315.2 million of restricted cash, of which $80.1 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings, and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $91.6 million and $91.9 million as of June 30, 2010 and December 31, 2009, respectively, with maturities ranging from 2010 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates was $6.2 billion and $5.7 billion at June 30, 2010 and December 31, 2009, respectively. The carrying value of our fixed rate senior notes was $5.6 billion and $5.0 billion at June 30, 2010 and December 31, 2009, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
As of June 30, 2010 and December 31, 2009, interest rate swap agreements are reflected at their fair value of $8.3 million and $9.9 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets.
The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements for the three and six months ended June 30, 2010 and 2009:

Consolidated Statement of Income Classification	Three Months Ended June 30,
	2010	2009
Interest expense	$2.1	$2.0

Consolidated Statement of Income Classification	Six Months Ended June 30,
	2010	2009
Interest expense	$4.3	$4.4
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the first quarter of 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of our $850.0 million 5.00% senior notes and our $650.0 million 6.20% senior notes. Upon issuance of the notes, we terminated the interest rate locks and paid approximately $7.0 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $2.0 million, net of $1.5 million of tax (related to the 2020 Notes), and $1.7 million, net of tax of $1.2 million (related to the 2040 Notes). The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt, of which $0.3 million is scheduled to be amortized over the next twelve months as a yield adjustment to the 2020 and 2040 Notes. This transaction was accounted for as a cash flow hedge. As of June 30, 2010, no treasury or interest rate lock cash flow hedges were outstanding.
8. INCOME TAXES
Our effective tax rate, exclusive of minority interest income, for the three and six months ended June 30, 2010 was 40.9% and 41.8%, respectively. For the three and six months ended June 30, 2009 our effective tax rate was 39.2% and 40.7%, respectively. Income taxes are recorded based upon our anticipated full year effective income tax rate. Income taxes paid (net of refunds received) were $284.4 million and $219.0 million for the six months ended June 30, 2010 and 2009, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2010, we have accrued a liability for penalties of $1.5 million and interest (including interest on penalties) of $97.8 million related to our uncertain tax positions.
We believe that the liabilities for uncertain tax positions recorded are appropriate. However, during the next twelve months we believe it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. We are unable to estimate a range at this time. A significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
With respect to the settlement of certain tax liabilities regarding the BFI risk management companies, we paid approximately $110 million during the first six months of 2010.
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through June 30, 2010 of approximately $65 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At June 30, 2010, the amount of the asserted penalty and penalty-related interest was approximately $47 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have an adverse impact on our consolidated results of operations and cash flows.
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
9. STOCK-BASED COMPENSATION
Available Shares
We currently have 3.8 million and 15.3 million shares reserved under our 2007 Stock Incentive Plan (2007 Plan) and our 2006 Incentive Stock Plan, respectively.
Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the six months ended June 30, 2010 and 2009 were $5.25 and $3.47 per option, respectively, which were calculated using the following weighted-average assumptions:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Six Months Ended June 30,
	2010	2009
Expected volatility	28.6%	28.7%
Risk-free interest rate	2.4%	1.4%
Dividend yield	2.9%	3.7%
Expected life (in years)	4.3	4.2
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the six months ended June 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price per Share	(Years)	Value
Outstanding at December 31, 2009	15.1	$23.69
Granted	3.0	27.31
Exercised	(1.7)	20.32		$16.5

Forfeited or expired	(0.5)	27.73

Outstanding at June 30, 2010	15.9	$24.62	4.9	$83.1

Exercisable at June 30, 2010	10.1	$24.13	4.3	$58.2

During the six months ended June 30, 2010 and 2009, compensation expense for stock options was $6.2 million and $3.9 million, respectively.
As of June 30, 2010, total unrecognized compensation expense related to outstanding stock options was $15.5 million, which will be recognized over a weighted average period of 2.0 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the six months ended June 30, 2010:

	Number of Restricted	Weighted-	Weighted-
	Stock Units and	Average	Average
	Restricted	Grant Date	Remaining	Aggregate
	Stock	Fair Value per	Contractual	Intrinsic
	(In Thousands)	Share	Term (Years)	Value
Unissued at December 31, 2009	653.2	$23.85
Granted	360.1	29.11
Vested and Issued	(120.8)	22.26
Forfeited	—	—

Unissued at June 30, 2010	892.5	$26.19	1.2	$26.5

Vested and unissued at June 30, 2010	241.7	$26.17

During the six months ended June 30, 2010, we awarded 87,707 restricted stock units to our non-employee directors under our 2007 Plan, of which 85,584 vested immediately. The remaining restricted stock units awarded during the six months ended June 30, 2010 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs. During the six months ended June 30, 2010, we awarded 207,791 restricted stock units to executives and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
Additionally, during the six months ended June 30, 2010, we awarded 64,579 shares of restricted stock to an executive which vest in four equal annual installments beginning on the anniversary date of the original grant. During the vesting period, the participant has

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
voting rights and receives dividends declared and paid on the restricted stock, but the restricted stock may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested restricted stock awards are forfeited in the event the participant resigns employment with us for other than good reason.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the six months ended June 30, 2010 and 2009, compensation expense related to restricted stock units and restricted stock totaled $5.8 million and $2.9 million, respectively.
10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends declared were $145.3 million and $144.1 million during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we recorded a quarterly dividend payable of approximately $72.8 million to stockholders of record at the close of business on July 1, 2010.
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
Earnings per share for the three and six months ended June 30, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$159,700	$225,900	$224,700	$338,900

Weighted average common shares outstanding	382,509	379,169	381,968	379,095

Basic earnings per share	$0.42	$0.60	$0.59	$0.89

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$159,700	$225,900	$224,700	$338,900

Weighted average common shares outstanding	382,509	379,169	381,968	379,095
Effect of dilutive securities:
Options to purchase common stock	2,112	759	1,918	792
Unvested restricted stock awards	89	4	110	3

Weighted average common and common equivalent shares outstanding	384,710	379,932	383,996	379,890

Diluted earnings per share	$0.42	$0.59	$0.59	$0.89

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	—	5,207	—	5,207
Options to purchase common stock	3,940	11,592	4,492	12,114
11. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS
A summary of comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$159.9	$226.2	$225.1	$339.5
Settlement and amortization of interest rate lock hedges, net of tax	0.1	—	(3.6)	—
Change in value of commodity hedges, net of tax	1.1	(1.1)	(2.1)	(2.4)
Change in value of fuel hedges, net of tax	(1.4)	5.2	(1.4)	4.1
Employee benefit plan liability adjustments, net of tax	—	—	0.1	—

Comprehensive income	159.7	230.3	218.1	341.2
Less: comprehensive income attributable to noncontrolling interests	(0.2)	(0.3)	(0.4)	(0.6)

Comprehensive income attributable to Republic Services, Inc.	$159.5	$230.0	$217.7	$340.6

The tax effect of the above described transactions was calculated at a 42.0% and 43.5% rate for 2010 and 2009, respectively.
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges at June 30, 2010 and 2009:

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
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counter-party. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, we pay the difference to the counter-party.
The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at June 30, 2010 and December 31, 2009 were current assets of $0.8 million and $3.2 million, respectively, and current liabilities of $4.9 million and $4.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following tables summarize the impact of our fuel hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended June 30,			Ended June 30,			Ended June 30,
	2010	2009		2010	2009		2010	2009
Fuel hedges	$(1.4)	$5.2	Cost of operations	$(0.4)	$(2.2)	Other income, net	$0.1	$0.2

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
Fuel hedges	$(1.4)	$4.1	Cost of operations	$(1.3)	$(4.7)	Other income, net	$0.1	$0.1
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
The following table summarizes our outstanding commodity hedges at June 30, 2010 and 2009:

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
If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party. The fair values of our commodity hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at June 30, 2010 and December 31, 2009 were current assets of $0.6 million and $1.8 million, respectively, and current liabilities of $3.4 million and $0.8 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended June 30,			Ended June 30,			Ended June 30,
	2010	2009		2010	2009		2010	2009
Recycling commodity hedges	$1.1	$(1.1)	Revenue	$(0.9)	$1.5	Other income, net	$0.1	$(0.1)

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
Recycling commodity hedges	$(2.1)	$(2.4)	Revenue	$(1.8)	$3.3	Other income, net	$(0.1)	$(0.1)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$315.2	$315.2	$—	$—
Fuel hedges — other current assets	0.8	—	0.8	—
Commodity hedges — other current assets	0.6	—	0.6	—
Interest rate swaps — other assets	8.3	—	8.3	—

Total assets	$324.9	$315.2	$9.7	$—

Liabilities:
Fuel hedges — other accrued liabilities	$4.9	$—	$4.9	$—
Commodity hedges — other accrued liabilities	3.4	—	3.4	—

Total liabilities	$8.3	$—	$8.3	$—

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$240.5	$240.5	$—	$—
Fuel hedges — other current assets	3.2	—	3.2	—
Commodity hedges — other current assets	1.8	—	1.8	—
Interest rate swaps — other assets	9.9	—	9.9	—

Total assets	$255.4	$240.5	$14.9	$—

Liabilities:
Fuel hedges — other accrued liabilities	$4.9	$—	$4.9	$—
Commodity hedges — other accrued liabilities	0.8	—	0.8	—

Total liabilities	$5.7	$—	$5.7	$—

12. SEGMENT INFORMATION
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2010 and 2009 is shown in the following tables:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended June 30, 2010:
Eastern	$626.6	$(94.4)	$532.2	$52.9	$122.6	$43.9	$4,481.6
Midwestern	567.5	(109.8)	457.7	54.7	100.7	60.1	3,665.3
Southern	584.7	(81.6)	503.1	57.4	119.7	46.3	4,845.5
Western	671.1	(124.8)	546.3	56.2	131.3	57.2	5,479.9
Corporate entities	31.0	(3.9)	27.1	12.8	(73.5)	(30.5)	1,099.1

Total	$2,480.9	$(414.5)	$2,066.4	$234.0	$400.8	$177.0	$19,571.4

Three Months Ended June 30, 2009:
Eastern	$636.0	$(98.8)	$537.2	$54.6	$115.3	$43.9	$4,493.0
Midwestern	561.8	(110.2)	451.6	57.6	113.6	50.2	3,579.9
Southern	596.5	(83.3)	513.2	60.5	159.3	27.3	4,920.9
Western	663.5	(122.5)	541.0	56.0	217.1	42.8	5,451.1
Corporate entities	31.3	(8.2)	23.1	11.8	(84.6)	(2.5)	1,001.5

Total	$2,489.1	$(423.0)	$2,066.1	$240.5	$520.7	$161.7	$19,446.4

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Six Months Ended June 30, 2010:
Eastern	$1,211.9	$(177.6)	$1,034.3	$104.5	$250.8	$85.0	$4,481.6
Midwestern	1,070.8	(198.2)	872.6	106.6	189.5	121.4	3,665.3
Southern	1,150.3	(157.6)	992.7	115.0	240.3	84.8	4,845.5
Western	1,315.7	(243.6)	1,072.1	105.6	261.9	93.2	5,479.9
Corporate entities	62.0	(9.6)	52.4	25.5	(160.4)	1.0	1,099.1

Total	$4,810.7	$(786.6)	$4,024.1	$457.2	$782.1	$385.4	$19,571.4

Six Months Ended June 30, 2009:
Eastern	$1,254.6	$(190.9)	$1,063.7	$109.1	$234.0	$88.5	$4,493.0
Midwestern	1,088.1	(208.3)	879.8	113.9	191.7	74.8	3,579.9
Southern	1,212.9	(167.0)	1,045.9	123.7	289.9	66.5	4,920.9
Western	1,333.7	(242.9)	1,090.8	114.1	345.7	90.7	5,451.1
Corporate entities	64.1	(17.7)	46.4	24.9	(187.7)	34.6	1,001.5

Total	$4,953.4	$(826.8)	$4,126.6	$485.7	$873.6	$355.1	$19,446.4

Intercompany operating revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.
Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate capital expenditures are subsequently allocated out of the corporate entities segment to the applicable region when assigned. National accounts revenue included in the corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and six months ended June 30, 2010 and 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Collection:
Residential	$546.2	26.4%	$550.6	26.6%	$1,080.9	26.9%	$1,096.7	26.6%
Commercial	622.7	30.1	633.8	30.7	1,244.2	30.9	1,292.4	31.3
Industrial	383.2	18.6	394.3	19.1	731.3	18.2	777.2	18.8
Other	7.0	0.4	6.4	0.3	13.8	0.3	13.6	0.3

Total collection	1,559.1	75.5	1,585.1	76.7	3,070.2	76.3	3,179.9	77.0

Transfer and disposal	791.4		809.7		1,483.8		1,585.4
Less: Intercompany	(400.3)		(409.4)		(757.8)		(798.6)

Transfer and disposal, net	391.1	18.9	400.3	19.4	726.0	18.0	786.8	19.1
Other	116.2	5.6	80.7	3.9	227.9	5.7	159.9	3.9

Total revenue	$2,066.4	100.0%	$2,066.1	100.0%	$4,024.1	100.0%	$4,126.6	100.0%

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $112 million relating to our outstanding legal proceedings as of June 30, 2010, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $110 million higher than the amount recorded as of June 30, 2010.
Countywide Matters
Since 2007, we, through our subsidiary Republic Services of Ohio II, LLC (Republic-Ohio), have been subject to a number of environmental proceedings with governmental authorities with respect to our Countywide Recycling and Disposal Facility (Countywide). These proceedings have related primarily to environmental conditions at Countywide attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the site. We are currently subject to Findings and Orders issued by the Ohio Environmental Protection Agency and a Consent Order entered into with the State of Ohio. As a result, we are required to implement a comprehensive operation and maintenance program for managing the remediation area and to address certain compliance issues at the facility. The remediation liability for Countywide recorded as of June 30, 2010 was $71.1 million, of which approximately $2.4 million is expected to be paid during the remainder of 2010. See Note 6, Landfill and Environmental Costs for more information.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For several years, we were involved in litigation with the Stark County Board of Health (Board of Health) regarding the Stark County Health Department’s recommendations that the Board of Health suspend or deny Countywide’s annual operating license. The litigation was concluded in September 2009, pursuant to a Consent Order which requires the Board of Health to issue conditional and/or final operating licenses to Countywide and requires us to reimburse the Board of Health for certain expenses. Notwithstanding the conclusion of this litigation, Countywide’s operating license has been challenged by Tuscarawas County and a local citizens’ group, Club 3000.
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
Luri Matter
On August 17, 2007, a lawsuit was filed by a former employee, Ronald Luri v. Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% for 2010. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. Post-judgment motions filed on our behalf and certain of our subsidiaries were denied, and on October 1, 2008, we filed a notice of appeal. The Court of Appeals dismissed the appeal holding that the trial court had not entered a final, appealable order. The case was returned to the trial court for additional proceedings. The trial court issued the final, appealable order on March 3, 2010, and we filed our notice of appeal on March 29, 2010. The appeal is currently being briefed in the Court of Appeals. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
Forward Matters
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008 in the Superior Court of California, County of San Joaquin. Forward and Allied each filed answers in November 2008, denying all material allegations of the complaint. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, it is alleged that landfill gas measured by a monitoring probe

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
at the property boundary has exceeded an action level of five percent methane. Discovery is currently underway. We are vigorously defending against the allegations.
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
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc., filed a complaint against the company and one of its subsidiaries in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees charged by the company or one of its subsidiaries. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against the company and one of its subsidiaries in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged by the company or one of its subsidiaries. The CLN Properties/Maevers complaint, as amended, purports to be filed on behalf of a nationwide class of similarly situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. We filed motions to dismiss in both actions. On January 13, 2010, the court in the CLN/Maevers case granted our motion to dismiss in part and denied it in part. On June 28, 2010, plaintiffs filed their second amended complaint, which adds eight named plaintiffs to the action. The court scheduled a hearing on class certification for December 3, 2010. Plaintiff in the Klingler’s case voluntarily dismissed the action without prejudice on October 23, 2009 and subsequently re-filed a virtually identical complaint against a different subsidiary of the company on November 20, 2009. The court recently denied our motion to dismiss this new complaint but granted our motion to require plaintiff to state its claims in greater detail. Plaintiff filed an amended complaint on July 12, 2010. The plaintiffs in both actions have not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that this matter will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) presented to the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints, primarily in late 2008 and 2009. Both the PADEP and the ACHD subsequently issued additional notices of violation for similar alleged violations. On March 12, 2010, we signed a Consent Assessment of Civil Penalties (CACP) with the PADEP in connection with PADEP’s allegations of violations at the landfill through November 16, 2009. The total penalty amount in the CACP was $650,000. On April 12, 2010, additional orders were issued against us by both the PADEP and the ACHD for the allegedly continuing failure to bring the landfill’s odor issues under control. We have had settlement discussions with PADEP and have reached an understanding to settle all alleged violations from November 17, 2009 (the last date of the violations settled under the previous CACP) for $140,000. We expect that PADEP will withdraw its April 12, 2010 order and that the parties will execute a Consent Order and Agreement. We also have reached an understanding with ACHD to settle all outstanding violations through the date a settlement agreement is executed for $225,000. If a final settlement is not reached with each agency, we will vigorously defend against these latest orders.
Litigation Related to the Merger with Allied
On December 3, 2008, the DOJ and seven state attorneys general filed a complaint, Hold Separate Stipulation and Order, and competitive impact statement, together with a proposed final judgment, in the United States District Court for the District of Columbia, in connection with approval under the HSR Act of our merger with Allied. The court entered the Hold Separate Stipulation and Order on December 4, 2008, which terminated the waiting period under the HSR Act and allowed the parties to close the transaction subject to the conditions described in the Hold Separate Stipulation and Order. These conditions include the divestitures of certain assets, which were completed by September 30, 2009. On July 16, 2009, the DOJ and the seven state attorneys general filed a motion seeking entry of the proposed final judgment. The court entered the final judgment, without any modifications, on July 15, 2010.
Proxy Disclosure Matter
In late 2009, a Republic stockholder brought a lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Contracting Matter
We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and expect further discussions with, law enforcement and other authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or other markets. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.
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
In January 2006, CDC was issued an Agreed Preliminary Injunction and Order by the Circuit Court of Illinois, Cook County. Subsequently, the court issued two additional Supplemental Orders that required CDC to implement certain remedial actions at the Congress Landfill, which remedial actions are underway. The remediation liability for CDC as of June 30, 2010 was $81.4 million, of which approximately $16.9 million is expected to be paid during the remainder of 2010. See Note 6, Landfill and Environmental Costs for more information. We are actively negotiating with the Illinois Attorney General and the Illinois Environmental Protection Agency (IEPA) to settle this state court lawsuit. Most recently, on July 19, 2010, the Illinois Attorney General and IEPA submitted another draft of a consent decree. We are engaging in ongoing discussions with both agencies to reach a negotiated settlement, and have also been aggressively working to correct any violations alleged in the pending lawsuit.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. The plaintiffs originally requested actual damages in excess of $50 million and punitive damages of $50 million. On May 10, 2010, the court entered orders in our favor striking the ad damnum clause (the clause requesting actual and punitive damages in the specified amount of $50 million each), striking the trespass claims, and dismissing without prejudice the claims of minors. We intend to vigorously defend against the plaintiffs’ allegations in this action.
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order, and we intend to continue to defend this lawsuit vigorously. The parties have agreed to participate in nonbinding mediation of this matter in January 2011.
Sunshine Canyon Matter
On November 17, 2009, the South Coast Air Quality Management District (District) issued a Petition for an Order for Abatement

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Petition) as a result of a series of odor complaints alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The District Hearing Board held an initial compliance hearing on December 17, 2009, which started the process of several days of hearings and negotiations over a draft Order for Abatement (Order). In January 2010 and February 2010, the District issued three additional notices of violation to Sunshine Canyon in response to alleged odor complaints at the landfill. On March 24, 2010, the District approved and issued a final Order which requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. Sunshine Canyon completed all its studies and on July 8, 2010, the District Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. While the District has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty.
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
Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the Pension Protection Act of 2006 (the PPA). The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of assessments we may be subject to, if any. Accordingly, we cannot determine the impact that the PPA may have on our consolidated financial position, results of operations or cash flows.
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

	June 30,	December 31,
	2010	2009
Financing proceeds	$80.1	$93.1
Capping, closure and post-closure obligations	60.7	62.4
Self-insurance	158.9	65.1
Other	15.5	19.9

Total restricted cash and marketable securities	$315.2	$240.5

Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurances which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.
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
In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities we acquired in the acquisition of Allied have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid. As of June 30, 2010, the remaining unamortized discount to the self-insurance reserves was $27.4 million.
Our liabilities for unpaid and incurred but not reported claims at June 30, 2010 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $421.1 million and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. If recorded reserves are not adequate to cover the future payment of claims, adjustments to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are the primary obligor under certain of the Senior Notes issued by us. All of the subsidiary guarantors are 100% wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009,

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
and condensed consolidating statements of income for the three and six months ended June 30, 2010 and 2009 and condensed consolidating statements of cash flows for the six months ending June 30, 2010 and 2009 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.
Condensed Consolidating Balance Sheets

	June 30, 2010
			Non -
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$39.2	$6.4	$—	$56.0
Accounts receivable, net	—	869.6	28.8	—	898.4
Prepaid expenses and other current assets	35.3	81.7	21.8	—	138.8
Deferred tax assets	185.3	—	10.2	—	195.5

Total current assets	231.0	990.5	67.2	—	1,288.7
Restricted cash and marketable securities	58.2	75.9	181.1	—	315.2
Property and equipment, net	55.8	6,210.5	337.4	—	6,603.7
Goodwill, net	—	10,661.4	—	—	10,661.4
Other intangible assets, net	25.3	440.4	—	—	465.7
Investment and net advances to affiliate	12,979.5	221.1	147.3	(13,347.9)	—
Other assets	93.1	92.2	51.4	—	236.7

Total assets	$13,442.9	$18,692.0	$784.4	$(13,347.9)	$19,571.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.5	$408.7	$19.3	$—	$470.5
Notes payable and current maturities of long-term debt	—	692.5	—	—	692.5
Deferred revenue	—	328.0	3.3	—	331.3
Accrued landfill and environmental costs, current portion	—	225.9	—	—	225.9
Accrued interest	60.6	39.1	—	—	99.7
Other accrued liabilities	198.7	237.0	210.4	—	646.1

Total current liabilities	301.8	1,931.2	233.0	—	2,466.0
Long-term debt, net of current maturities	4,281.0	2,129.1	14.9	—	6,425.0
Accrued landfill and environmental costs, net of current portion	0.5	332.3	1,084.8	—	1,417.6
Deferred income taxes and other long-term tax liabilities	982.9	—	(5.9)	—	977.0
Self-insurance reserves, net of current portion	—	104.5	197.1	—	301.6
Other long-term liabilities	193.1	54.1	51.1	—	298.3
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,679.6	14,140.3	(792.4)	(13,347.9)	7,679.6

Total Republic Services, Inc. stockholders’ equity	7,683.6	14,140.3	(792.4)	(13,347.9)	7,683.6
Noncontrolling interests	—	0.5	1.8	—	2.3

Total stockholders’ equity	7,683.6	14,140.8	(790.6)	(13,347.9)	7,685.9

Total liabilities and stockholders’ equity	$13,442.9	$18,692.0	$784.4	$(13,347.9)	$19,571.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets

	December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101.8	$(62.6)	$8.8	$—	$48.0
Accounts receivable, net	—	391.6	473.5	—	865.1
Prepaid expenses and other current assets	23.7	15.8	117.0	—	156.5
Deferred tax assets	93.1	92.0	10.2	—	195.3

Total current assets	218.6	436.8	609.5	—	1,264.9
Restricted cash and marketable securities	67.6	85.5	87.4	—	240.5
Property and equipment, net	45.6	6,270.1	342.0	—	6,657.7
Goodwill, net	—	10,667.1	—	—	10,667.1
Other intangible assets, net	28.9	471.1	—	—	500.0
Investment and net advances to affiliate	10,877.3	212.6	145.7	(11,235.6)	—
Other assets	58.3	102.1	49.7	—	210.1

Total assets	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114.0	$441.4	$37.4	$—	$592.8
Notes payable and current maturities of long-term debt	—	243.0	300.0	—	543.0
Deferred revenue	—	326.7	4.4	—	331.1
Accrued landfill and environmental costs, current portion	—	245.4	—	—	245.4
Accrued interest	33.5	62.3	0.4	—	96.2
Other accrued liabilities	273.5	231.1	235.6	—	740.2

Total current liabilities	421.0	1,549.9	577.8	—	2,548.7
Long-term debt, net of current maturities	2,902.2	3,502.4	15.0	—	6,419.6
Accrued landfill and environmental costs, net of current portion	0.5	306.2	1,076.5	—	1,383.2
Deferred income taxes and other long-term tax liabilities	280.6	765.8	(5.9)	—	1,040.5
Self-insurance reserves, net of current portion	—	129.3	172.7	—	302.0
Other long-term liabilities	127.5	102.0	49.7	—	279.2
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,560.5	11,887.1	(651.5)	(11,235.6)	7,560.5

Total Republic Services, Inc. stockholders’ equity	7,564.5	11,887.1	(651.5)	(11,235.6)	7,564.5
Noncontrolling interests	—	2.6	—	—	2.6

Total stockholders’ equity	7,564.5	11,889.7	(651.5)	(11,235.6)	7,567.1

Total liabilities and stockholders’ equity	$11,296.3	$18,245.3	$1,234.3	$(11,235.6)	$19,540.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$2,009.9	$73.9	$(17.4)	$2,066.4
Expenses:
Cost of operations	2.0	1,176.6	57.1	(17.4)	1,218.3
Depreciation, amortization and depletion	5.3	204.3	4.2	—	213.8
Accretion	—	4.4	15.8	—	20.2
Selling, general and administrative	44.7	163.4	2.7	—	210.8
(Gain) loss on disposition of assets and impairments, net	(0.1)	1.2	—	—	1.1
Restructuring charges	—	1.4	—	—	1.4

Operating income	(51.9)	458.6	(5.9)	—	400.8
Interest expense	(55.5)	(75.1)	0.1	—	(130.5)
Interest income	(1.8)	(2.8)	4.7	—	0.1
Other income, net	(0.1)	0.2	(0.2)	—	(0.1)
Equity in earnings of subsidiaries	140.1	4.8	0.7	(145.6)	—
Intercompany interest income (expense)	143.1	(162.9)	19.8	—	—

Income before income taxes	173.9	222.8	19.2	(145.6)	270.3
Provision for income taxes	14.2	89.2	7.0	—	110.4

Net income	159.7	133.6	12.2	(145.6)	159.9

Less: Net income attributable to noncontrolling interests	—	(0.2)	—	—	(0.2)

Net income attributable to Republic Services, Inc.	$159.7	$133.4	$12.2	$(145.6)	$159.7

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,993.9	$89.9	$(17.7)	$2,066.1
Expenses:
Cost of operations	1.7	1,194.1	48.8	(17.7)	1,226.9
Depreciation, amortization and depletion	3.6	210.2	4.8	—	218.6
Accretion	—	8.1	13.8	—	21.9
Selling, general and administrative	29.8	181.1	4.9	—	215.8
(Gain) loss on disposition of assets and impairments, net	2.0	(152.1)	—	—	(150.1)
Restructuring charges	—	12.3	—	—	12.3

Operating income	(37.1)	540.2	17.6	—	520.7
Interest expense	(25.0)	(125.5)	—	—	(150.5)
Interest income	0.2	0.1	0.2	—	0.5
Other income, net	(0.3)	0.3	1.3	—	1.3
Equity in earnings of subsidiaries	265.1	29.0	(1.0)	(293.1)	—
Intercompany interest income (expense)	—	(19.6)	19.6	—	—

Income before income taxes	202.9	424.5	37.7	(293.1)	372.0
Provision for income taxes	(23.0)	154.9	13.9	—	145.8

Net income	225.9	269.6	23.8	(293.1)	226.2

Less: Net income attributable to noncontrolling interests	—	(0.3)	—	—	(0.3)

Net income attributable to Republic Services, Inc.	$225.9	$269.3	$23.8	$(293.1)	$225.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$3,912.2	$144.8	$(32.9)	$4,024.1
Expenses:
Cost of operations	3.2	2,279.9	104.9	(32.9)	2,355.1
Depreciation, amortization and depletion	10.3	399.5	7.0	—	416.8
Accretion	—	8.8	31.6	—	40.4
Selling, general and administrative	97.2	318.0	5.9	—	421.1
Loss on disposition of assets and impairments, net	—	1.6	—	—	1.6
Restructuring charges	—	7.0	—	—	7.0

Operating income	(110.7)	897.4	(4.6)	—	782.1
Interest expense	(97.9)	(167.8)	0.7	—	(265.0)
Loss on extinguishment of debt	(0.1)	(132.0)	(0.2)	—	(132.3)
Interest income	(2.0)	(2.7)	4.8	—	0.1
Other income, net	1.3	0.4	(0.1)	—	1.6
Equity in earnings of subsidiaries	191.7	12.7	1.6	(206.0)	—
Intercompany interest income (expense)	266.4	(306.2)	39.8	—	—

Income before income taxes	248.7	301.8	42.0	(206.0)	386.5
Provision for income taxes	24.0	121.4	16.0	—	161.4

Net income	224.7	180.4	26.0	(206.0)	225.1

Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)

Net income attributable to Republic Services, Inc.	$224.7	$180.0	$26.0	$(206.0)	$224.7

	Six Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$3,989.9	$173.0	$(36.3)	$4,126.6
Expenses:
Cost of operations	3.4	2,363.5	105.0	(36.3)	2,435.6
Depreciation, amortization and depletion	7.3	423.3	9.9	—	440.5
Accretion	—	17.5	27.7	—	45.2
Selling, general and administrative	70.0	356.1	7.2	—	433.3
(Gain) loss on disposition of assets and impairments, net	7.5	(152.6)	(0.1)	—	(145.2)
Restructuring charges	—	43.6	—	—	43.6

Operating income	(88.2)	938.5	23.3	—	873.6
Interest expense	(48.7)	(252.4)	(3.0)	—	(304.1)
Interest income	0.5	0.2	0.6	—	1.3
Other income, net	(0.1)	0.4	1.3	—	1.6
Equity in earnings of subsidiaries	425.0	42.5	(2.1)	(465.4)	—
Intercompany interest income (expense)	—	(38.9)	38.9	—	—

Income before income taxes	288.5	690.3	59.0	(465.4)	572.4
Provision for income taxes	(50.4)	261.5	21.8	—	232.9

Net income	338.9	428.8	37.2	(465.4)	339.5

Less: Net income attributable to noncontrolling interests	—	(0.6)	—	—	(0.6)

Net income attributable to Republic Services, Inc.	$338.9	$428.2	$37.2	$(465.4)	$338.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (Used in) Provided by Operating Activities:
Net income	$224.7	$180.4	$26.0	$(206.0)	$225.1
Equity in earnings of subsidiaries, net of taxes	(191.7)	(12.7)	(1.6)	206.0	—
Other adjustments	(67.3)	357.0	80.0	—	369.7

Cash (Used in) Provided by Operating Activities	(34.3)	524.7	104.4	—	594.8

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(378.1)	(7.3)	—	(385.4)
Proceeds from sales of property and equipment	—	12.6	—	—	12.6
Cash used in acquisitions, net of cash acquired	—	(0.8)	—	—	(0.8)
Change in restricted cash and marketable securities	9.4	8.3	(93.7)	—	(76.0)
Other	—	0.1	—	—	0.1
Change in investment and net advances to affiliate	(1,315.4)	(300.0)	(4.3)	1,619.7	—

Cash (Used in) Provided by Investing Activities	(1,306.0)	(657.9)	(105.3)	1,619.7	(449.5)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,020.2	—	—	—	1,020.2
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(1,139.7)	(1,054.3)	(300.8)	—	(2,494.8)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—	—	—	(20.8)
Issuances of common stock	34.3	—	—	—	34.3
Excess income tax benefit from stock option exercises	1.8	—	—	—	1.8
Purchases of common stock for treasury	(1.4)	—	—	—	(1.4)
Cash dividends paid	(144.9)	—	—	—	(144.9)
Distributions paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Change in investment and net advances from parent	—	1,319.7	300.0	(1,619.7)	—

Cash Provided by (Used in) Financing Activities	1,248.9	235.0	(1.5)	(1,619.7)	(137.3)

Increase (Decrease) in Cash and Cash Equivalents	(91.4)	101.8	(2.4)	—	8.0
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$10.4	$39.2	$6.4	$—	$56.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided by (Used in) Operating Activities:
Net income	$338.9	$428.8	$37.2	$(465.4)	$339.5
Equity in earnings of subsidiaries, net of taxes	(425.0)	(42.5)	2.1	465.4	—
Other adjustments	164.6	231.7	(48.2)	—	348.1

Cash Provided by (Used in) Operating Activities	78.5	618.0	(8.9)	—	687.6

Cash Provided by (Used in) Investing Activities:
Purchases of property and equipment	—	(347.1)	(8.0)	—	(355.1)
Proceeds from sales of property and equipment	—	16.7	—	—	16.7
Cash used in acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Cash proceeds from divestitures, net of cash divested	—	418.3	—	—	418.3
Change in restricted cash and marketable securities	15.3	8.8	(1.4)	—	22.7
Change in investment and net advances to affiliate	—	(665.1)	—	665.1	—

Cash Provided by (Used in) Investing Activities	15.3	(568.5)	(9.4)	665.1	102.5

Cash (Used in) Provided by Financing Activities:
Proceeds from notes payable and long-term debt	670.8	—	8.7	—	679.5
Payments of notes payable and long-term debt	(1,205.6)	(19.2)	(108.7)	—	(1,333.5)
Issuances of common stock	6.8	—	—	—	6.8
Excess income tax benefit from stock option exercises	0.5	—	—	—	0.5
Purchases of common stock for treasury	(0.5)	—	—	—	(0.5)
Cash dividends paid	(144.0)	—	—	—	(144.0)
Change in investment and net advances from parent	546.3	—	118.8	(665.1)	—

Cash (Used in) Provided by Financing Activities	(125.7)	(19.2)	18.8	(665.1)	(791.2)

Increase (Decrease) in Cash and Cash Equivalents	(31.9)	30.3	0.5	—	(1.1)
Cash and Cash Equivalents at Beginning of Period	67.2	(10.8)	12.3	—	68.7

Cash and Cash Equivalents at End of Period	$35.3	$19.5	$12.8	$—	$67.6

15. SUBSEQUENT EVENTS
In the third quarter of 2010, we refinanced certain of our tax-exempt financings, and we expect to refinance additional tax-exempt financings during the remainder of the year. We currently expect to incur a third quarter loss on extinguishment of debt of approximately $19 million related to such refinancings.
We have evaluated subsequent events through the date these consolidated financial statements were filed. No additional material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in our current period consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
General
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 362 collection companies in 40 states and Puerto Rico. We own or operate 217 transfer stations, 191 active solid waste landfills and 75 recycling facilities. We also operate 76 landfill gas and renewable energy projects. We completed our merger with Allied Waste Industries, Inc. (Allied) in December 2008.
Despite the challenging economic environment, our business performed well during the first half of 2010 due in large part to the indispensable nature of our services and the scalability of our business. Revenue, for the six months ended June 30, 2010, decreased by 2.5% or $102.5 million to $4,024.1 million as compared to $4,126.6 million during the comparable period in 2009. Due to the acquisition of Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities in overlapping markets. The result of the divestitures decreased revenue by 1.6% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Excluding the divested revenues, core revenue for the six months ended June 30, 2010 decreased 0.9%, consisting of a 1.9% increase in core price, 1.7% increase in commodity price and a 0.7% increase in fuel charges, offset by a decrease of 5.2% in core volume. The core price increase, together with cost control steps taken by our operations management to scale the business down for lower volumes, served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
Recent Developments
At its regular quarterly meeting held in July 2010, our board of directors approved a five percent increase in our quarterly dividend to $0.20 per share.
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
As a result of our 2008 acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended June 30, 2010 and 2009, we incurred $1.4 million and $12.3 million, respectively, of restructuring and integration charges related to our integration of Allied. During the six months ended June 30, 2010 and 2009, we incurred $7.0 million, net of adjustments, and $43.6 million, respectively, of restructuring and integration charges related to our integration of Allied. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges approximating $4.7 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and into 2011.
As a result of our integration activities, we expect to achieve $185 million to $190 million of annual run-rate synergies by the end of 2010.
As a condition of the merger with Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. We completed all of the required divestitures as of September 30, 2009.

Consolidated Results of Operations
Three and Six Months Ended June 30, 2010 and 2009
The following table summarizes our operating revenue, costs and expenses for the three and six months ended June 30, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenue	$2,066.4	100.0%	$2,066.1	100.0%	$4,024.1	100.0%	$4,126.6	100.0%
Cost of operations	1,218.3	58.9	1,226.9	59.4	2,355.1	58.5	2,435.6	59.0
Depreciation, amortization and depletion of property and equipment	196.2	9.5	201.1	9.7	381.6	9.5	405.5	9.8
Amortization of other intangible assets and other assets	17.6	0.8	17.5	0.9	35.2	0.9	35.0	0.8
Accretion	20.2	1.0	21.9	1.1	40.4	1.0	45.2	1.1
Selling, general and administrative	210.8	10.2	215.8	10.4	421.1	10.5	433.3	10.5
Loss (gain) on disposition of assets and impairments, net	1.1	0.1	(150.1)	(7.3)	1.6	—	(145.2)	(3.5)
Restructuring charges	1.4	0.1	12.3	0.6	7.0	0.2	43.6	1.1

Operating income	$400.8	19.4%	$520.7	25.2%	$782.1	19.4%	$873.6	21.2%

Our pre-tax income was $270.3 million and $386.5 million for the three and six months ended June 30, 2010 versus $372.0 million and $572.4 million for the comparable 2009 periods, respectively. Our net income attributable to Republic Services, Inc. was $159.7 million and $224.7 million for the three and six months ended June 30, 2010, or $0.42 and $0.59 per diluted share, respectively, versus $225.9 million and $338.9 million, or $0.59 and $0.89 per diluted share for the comparable 2009 periods, respectively.
During each of the three and six month periods ended June 30, 2010 and 2009, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$270.3	$159.7	$0.42	$372.0	$225.9	$0.59
Costs to achieve synergies	8.5	5.3	0.01	10.1	6.2	0.02
Restructuring charges	1.4	0.8	—	12.3	7.6	0.02
Loss (gain) on disposition of assets and impairments, net	1.1	0.6	—	(150.1)	(92.8)	(0.24)

Adjusted	$281.3	$166.4	$0.43	$244.3	$146.9	$0.39

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$386.5	$224.7	$0.59	$572.4	$338.9	$0.89
Loss on extinguishment of debt	132.3	83.4	0.22	—	—	—
Costs to achieve synergies	17.5	10.7	0.02	22.9	14.0	0.04
Restructuring charges	7.0	4.3	0.01	43.6	26.6	0.07
Loss (gain) on disposition of assets and impairments, net	1.6	0.9	—	(145.2)	(90.1)	(0.24)

Adjusted	$544.9	$324.0	$0.84	$493.7	$289.4	$0.76

Loss on extinguishment of debt. During the first quarter of 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040. We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss of $132.1 million for premiums paid to repurchase debt, write-off of unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes. Additionally, we incurred a loss of $0.2 million in the first quarter of 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program.
Restructuring charges. During the three and six months ended June 30, 2010 we incurred $1.4 million and $7.0 million, respectively, of restructuring and integration charges related to our merger with Allied versus $12.3 million and $43.6 million for the comparable 2009 periods, respectively. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment.
Costs to achieve synergies. During the three and six months ended June 30, 2010 we incurred $8.5 million and $17.5 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses versus $10.1 million and $22.9 million for the comparable 2009 periods, respectively. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. We expect that we will incur an additional $17.1 million in 2010 for our synergy incentive plan.
Loss (gain) on disposition of assets and impairments, net. During the three and six months ended June 30, 2010, we recorded loss on disposition of assets, net of costs to sell, and impairments of $1.1 million and $1.6 million, respectively. During the three and six months ended June 30, 2009, we recorded gain on disposition of assets, net of costs to sell of $150.1 million and $145.2 million, respectively, related to the mandatory disposition of assets as required by DOJ as well as discretionary dispositions.
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
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to individual customers under contracts with terms up to three years. Our transfer station, landfill and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from sales of recycled materials and revenue from national accounts. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and six months ended June 30, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Collection:
Residential	$546.2	26.4%	$550.6	26.6%	$1,080.9	26.9%	$1,096.7	26.6%
Commercial	622.7	30.1	633.8	30.7	1,244.2	30.9	1,292.4	31.3
Industrial	383.2	18.6	394.3	19.1	731.3	18.2	777.2	18.8
Other	7.0	0.4	6.4	0.3	13.8	0.3	13.6	0.3

Total collection	1,559.1	75.5	1,585.1	76.7	3,070.2	76.3	3,179.9	77.0

Transfer and disposal	791.4		809.7		1,483.8		1,585.4
Less: Intercompany	(400.3)		(409.4)		(757.8)		(798.6)

Transfer and disposal, net	391.1	18.9	400.3	19.4	726.0	18.0	786.8	19.1

Other	116.2	5.6	80.7	3.9	227.9	5.7	159.9	3.9

Total revenue	$2,066.4	100.0%	$2,066.1	100.0%	$4,024.1	100.0%	$4,126.6	100.0%

The following table reflects changes in our revenue for the three and six months ended June 30, 2010 and 2009. We have presented the components of our revenue changes for the three and six months ended June 30, 2009 assuming our merger with Allied occurred on January 1, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Core price	1.6%	3.4%	1.9%	3.4%
Fuel surcharges	1.1	(3.1)	0.7	(2.2)
Commodities	1.5	(2.5)	1.7	(2.7)

Total price	4.2	(2.2)	4.3	(1.5)

Volume	(3.3)	(10.3)	(5.2)	(9.1)

Total internal growth	0.9	(12.5)	(0.9)	(10.6)

Acquisitions / divestitures, net	(0.9)	(1.5)	(1.6)	(0.8)
Intercompany eliminations	—	(0.3)	—	(0.3)

Total	—%	(14.3)%	(2.5)%	(11.7)%

During the three and six months ended June 30, 2010, we experienced negative core volume growth in our collection and transfer station lines of business, primarily due to the challenging economic environment. Although we experienced negative core volume in our landfill line of business for the six months ended June 30, 2010, we did experience positive volume growth for the three months ended June 30, 2010, due primarily to an increase in special waste volumes. This information has been prepared for illustrative purposes and is not intended to be indicative of the revenue that would have been realized had the merger been consummated at the beginning of the periods presented or the future results of the combined operations.
Cost of Operations
Cost of operations for the three and six months ended June 30, 2010 was $1,218.3 million and $2,355.1 million, or, as a percentage of revenue, 58.9% and 58.5%, respectively, versus $1,226.9 million and $2,435.6 million, or, as a percentage of revenue, 59.4% and 59.0% for the comparable 2009 periods, respectively.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2010 and

2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Labor and related benefits	$383.7	18.6%	$392.6	19.0%	$759.4	18.9%	$791.8	19.2%
Transfer and disposal costs	174.4	8.4	186.4	9.0	329.9	8.2	348.9	8.5
Maintenance and repairs	155.0	7.5	163.6	7.9	301.4	7.5	331.4	8.0
Transportation and subcontract costs	121.9	5.9	125.4	6.1	235.5	5.8	248.6	6.0
Fuel	103.3	5.0	84.2	4.1	198.0	4.9	161.1	3.9
Franchise fees and taxes	101.4	4.9	101.8	4.9	195.3	4.9	200.8	4.9
Landfill operating costs	36.5	1.8	32.8	1.6	64.7	1.6	63.8	1.5
Risk management	43.9	2.1	50.8	2.5	81.1	2.0	109.7	2.7
Cost of goods sold	27.7	1.3	15.8	0.8	50.9	1.3	27.7	0.6
Other	70.5	3.4	73.5	3.5	138.9	3.4	151.8	3.7

Total cost of operations	$1,218.3	58.9%	$1,226.9	59.4%	$2,355.1	58.5%	$2,435.6	59.0%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.
Our cost of operations as a percentage of revenue improved 0.5% for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to lower labor and related benefits, transfer and disposal, transportation, and maintenance and repair costs resulting from lower waste volumes and cost control measures. In addition, our expense for risk insurance decreased as a result of favorable actuarial development during the three and six months ended June 30, 2010. This favorable development is primarily attributable to our continued focus on safety. Partially offsetting these cost decreases were increases in fuel and commodity costs. Average fuel costs per gallon for the three and six months ended June 30, 2010 were $3.03 and $2.94, respectively, increases of $0.70 and $0.68 or 30.0% and 30.1% from the three and six months ended June 30, 2009, which averaged $2.33 and $2.26, respectively. During the three and six months ended June 30, 2010, approximately 67% and 68%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), compared to 67% and 69% for the comparable 2009 periods. The decline in internalization is primarily due to the divestiture of certain landfill assets as required by the DOJ.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Depreciation and amortization of property and equipment	$126.9	6.1%	$127.6	6.2%	$255.9	6.4%	$260.2	6.3%
Landfill depletion and amortization	69.3	3.4	73.5	3.5	125.7	3.1	145.3	3.5

Depreciation, amortization and depletion expense	$196.2	9.5%	$201.1	9.7%	$381.6	9.5%	$405.5	9.8%

Depreciation, amortization and depletion expenses for property and equipment were $196.2 million and $381.6 million or, as a percentage of revenue, 9.5% for the three and six months ended June 30, 2010, respectively, versus $201.1 million and $405.5 million or, as a percentage of revenue, 9.7% and 9.8% for the comparable 2009 periods, respectively. The decrease in aggregate dollars and as a percentage of revenue is due to a reduction of amortization expense associated with lower landfill volumes and assets divested as required by the DOJ.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $17.6 million and $35.2 million or, as a percentage of revenue, 0.8% and 0.9% for the three and six months ended June 30, 2010, respectively, versus $17.5 million and $35.0 million or, as a percentage of revenue, 0.9% and 0.8% for the comparable 2009 periods, respectively. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.

Accretion Expense
Accretion expense was $20.2 million and $40.4 million or, as a percentage of revenue, 1.0% for the three and six months ended June 30, 2010, respectively, versus $21.9 million and $45.2 million or, as a percentage of revenue, 1.1% for the comparable 2009 periods, respectively. A liability for an asset retirement obligation must be recognized in the period in which it is incurred and should be initially measured at fair value. Changes to the liability due to the passage of time are recognized as operating expenses in the consolidated income statement and are referred to as accretion expense. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $210.8 million and $421.1 million or, as a percentage of revenue, 10.2% and 10.5%, for the three and six months ended June 30, 2010, respectively, versus $215.8 million and $433.3 million or, as a percentage of revenue, 10.4% and 10.5% for the comparable 2009 periods, respectively.
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
The following tables provide the components of our selling, general and administrative costs for the three and six months ended June 30, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Salaries	$134.3	6.5%	$136.0	6.5%	$268.2	6.7%	$269.3	6.5%
Provision for doubtful accounts	7.8	0.4	3.6	0.2	10.3	0.3	9.4	0.2
Costs to achieve synergies	8.5	0.4	10.1	0.5	17.5	0.4	22.9	0.6
Other	60.2	2.9	66.1	3.2	125.1	3.1	131.7	3.2

Total selling, general and administrative expenses	$210.8	10.2%	$215.8	10.4%	$421.1	10.5%	$433.3	10.5%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.
Salaries within selling, general and administrative expenses remained consistent as a percentage of revenue for the three months ended June 30, 2010 versus the comparable 2009 period. Salaries within selling, general and administrative expenses for the six months ended June 30, 2010 were consistent in aggregate dollars, but increased as a percentage of revenue due to the decline in revenue versus the comparable 2009 period. Other selling, general and administrative expenses decreased primarily due to declines in professional fees paid to third parties and travel expenses.
Loss (Gain) on Disposition of Assets and Impairments, Net
During the three and six months ended June 30, 2010, we recorded $1.1 million and $1.6 million, respectively, for certain legal expenses and other costs for various acquisition and divestiture transaction activities. During the three and six months ended June 30, 2009, we recorded a net gain on the disposition of assets and impairments of $150.1 million and $145.2 million, respectively. The gains recorded during 2009 related to assets belonging to Republic prior to the merger with Allied that were required to be divested.
Restructuring Charges
During the three and six months ended June 30, 2010, we incurred $1.4 million and $7.0 million, respectively, of restructuring and integration charges related to our integration of Allied, which consisted of charges and adjustments for severance, employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment. We expect to incur additional charges approximating $4.7 million to complete our plan. We expect these charges will be paid during the remainder of 2010 and into 2011. During the three and six months ended June 30, 2009, we incurred $12.3 million and $43.6 million, respectively, of such charges.
Interest Expense

Interest expense was $130.5 million and $265.0 million for the three and six months ended June 30, 2010, respectively, compared to $150.5 million and $304.1 million for the comparable 2009 periods. The following tables provide the components of interest expense, including accretion of debt discounts and accretion associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense on debt and capital lease obligations	$107.4	$116.4	$214.4	$232.0
Accretion of debt discounts	12.4	24.9	28.6	50.6
Accretion of remediation and risk reserves	12.0	10.6	24.2	23.3
Less: capitalized interest	(1.3)	(1.4)	(2.2)	(1.8)

Total interest expense	$130.5	$150.5	$265.0	$304.1

The decrease in interest expense and accretion of debt discounts during the three and six months ended June 30, 2010 versus the comparable 2009 periods is primarily due to refinancing our higher interest rate debt in the second half of 2009 and in the first quarter of 2010. Interest paid was $209.1 million and $234.4 million for the six months ended June 30, 2010 and 2009, respectively.
The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million which is amortized as interest expense over the applicable terms of the related debt instruments. The remaining unamortized discounts on the outstanding debt assumed from Allied as of June 30, 2010 are as follows (in millions):

Remaining
Discount
$350.0 million senior notes due 2010	$2.2
$400.0 million senior notes due 2011	5.9
$275.0 million senior notes due 2011	4.9
$600.0 million senior notes due 2016	68.9
$750.0 million senior notes due 2017	90.9
$99.5 million debentures due 2021	6.2
$360.0 million debentures due 2035	92.8
Other, maturing 2014 through 2027	47.2

Total	$319.0

Loss on extinguishment of debt
Loss on early extinguishment of debt was nil and $132.3 million for the three and six months ended June 30, 2010, respectively. The loss primarily consists of premiums paid to repurchase debt, the write-off of unamortized debt discounts and professional fees paid to effectuate the repurchase of certain of our senior notes during the first quarter of 2010. In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired.
In the third quarter of 2010, we refinanced certain of our tax-exempt financings, and we expect to refinance additional tax-exempt financings during the remainder of the year. We currently expect to incur a third quarter loss on extinguishment of debt of approximately $19 million related to such refinancings.
Income Taxes
Our provision for income taxes was $110.4 million and $161.4 million for the three and six months ended June 30, 2010, respectively, versus $145.8 and $232.9 million for the comparable 2009 periods, respectively. Our effective tax rate, exclusive of minority interest income, was 40.9% and 41.8% for the three and six months ended June 30, 2010, respectively. The effective tax rate for the six months ended June 30, 2010 was higher than anticipated for the six months ended June 30, 2010 due to certain non-deductible expense related to the loss on extinguishment of debt recorded during the first quarter 2010. We expect the effective tax rate for the year ended December 31, 2010 to be approximately 41.5%.

With respect to the settlement of certain tax liabilities regarding BFI risk management companies, we paid $110.6 million during the first six months of 2010.
In the future we may choose to divest certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized for reporting purposes. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.
Segment Discussion
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2010 and 2009 is shown in the following table (in millions of dollars and as a percentage of revenue):

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Three Months Ended June 30, 2010
Eastern	$532.2	$52.9	$(0.2)	$122.6	23.0%
Midwestern	457.7	54.7	(0.4)	100.7	22.0
Southern	503.1	57.4	(0.4)	119.7	23.8
Western	546.3	56.2	(0.1)	131.3	24.0
Corporate entities	27.1	12.8	—	(73.5)	—

Total	$2,066.4	$234.0	$(1.1)	$400.8	19.4%

Three Months Ended June 30, 2009
Eastern	$537.2	$54.6	$(1.0)	$115.3	21.5%
Midwestern	451.6	57.6	26.6	113.6	25.2
Southern	513.2	60.5	38.5	159.3	31.0
Western	541.0	56.0	88.0	217.1	40.1
Corporate entities	23.1	11.8	(2.0)	(84.6)	—

Total	$2,066.1	$240.5	$150.1	$520.7	25.2%

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Six Months Ended June 30, 2010:
Eastern	$1,034.3	$104.5	$(0.6)	$250.8	24.2%
Midwestern	872.6	106.6	(0.5)	189.5	21.7
Southern	992.7	115.0	(0.4)	240.3	24.2
Western	1,072.1	105.6	(0.1)	261.9	24.4
Corporate entities	52.4	25.5	—	(160.4)	—

Total	$4,024.1	$457.2	$(1.6)	$782.1	19.4%

Six Months Ended June 30, 2009:
Eastern	$1,063.7	$109.1	$(0.4)	$234.0	22.0%
Midwestern	879.8	113.9	26.4	191.7	21.8
Southern	1,045.9	123.7	38.9	289.9	27.7
Western	1,090.8	114.1	88.0	345.7	31.7
Corporate entities	46.4	24.9	(7.7)	(187.7)	—

Total	$4,126.6	$485.7	$145.2	$873.6	21.2%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2010 with 2009 are discussed in the following paragraphs. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ. Additionally, on a year to date basis, the decrease in revenue resulting from declines in volumes noted below are attributable to the continued economic slowdown.
Eastern Region
Revenue for the three and six months ended June 30, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection, landfill and transfer station lines of business. The three and six months ended June 30, 2009 include revenue of $9.3 million and $24.3 million, respectively, associated with locations that were required to be divested by the DOJ. Excluding the effect of the divested revenue, revenue increased $4.3 million for the three months ended June 30, 2010 and decreased $5.1 million for the six months ended June 30, 2010 versus the comparable 2009 periods.
The increase in operating margins for the three and six months ended June 30, 2010 is attributed to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Midwestern Region
Revenue for the three and six months ended June 30, 2010 benefited from core price growth in all lines of business except landfill. While price associated with municipal solid waste volumes increased during the period, this increase was offset by higher mix of special waste volumes. However, the increase in revenue from core price, for the three and six months ended June 30, 2010, was more than offset by volume declines in our collection and transfer station lines of business versus the comparable 2009 periods. Landfill volumes increased primarily due to special waste event driven work. The three and six months ended June 30, 2009 include revenues of $1.9 million and $4.4 million, respectively, associated with locations that were required to be divested. Excluding the effect of the divested revenue, revenue increased $8.0 million for the three months ended June 30, 2010 and decreased $2.8 million for the six months ended June 30, 2010 versus the comparable 2009 periods.
For the three and six months ended June 30, 2009, operating margins were benefited by gains on disposition of assets, net, of 5.9% and 3.0%, respectively. The offsetting improvement in operating margins for the three and six months ended June 30, 2010 is attributed to lower labor, benefits, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs.
Southern Region
Revenue for the three and six months ended June 30, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue for the three and six months ended June 30, 2010 was $5.9 million and $25.5 million of revenue associated with locations that were required to be divested. Excluding the effect of the divested revenue, revenue decreased $4.2 million and $27.7 million for the three and six months ended June 30, 2010, respectively, versus the comparable 2009 periods.
For the three and six months ended June 30, 2009, operating margins were benefited by gains on disposition of assets, net, of 7.5% and 3.7%, respectively. Otherwise, operating margins for the three and six months ended June 30, 2010 remained unchanged.
Western Region
Revenue for the three and six months ended June 30, 2010 benefited from core price growth in all lines of business except transfer station, which was unchanged. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and transfer station lines of business. Landfill volumes for the three months ended June 30, 2010 increased primarily due to special waste event driven work. The three and six months ended June 30, 2009 include revenues of $1.0 million and $11.0 million, respectively, associated with locations that were required to be divested by the DOJ. Excluding the divested revenue, revenue increased $6.3 million for the three months ended June 30, 2010 and decreased $7.7 million for the six months ended June 30, 2010 versus the comparable 2009 periods.

For the three and six months ended June 30, 2009, operating margins were benefited by gains on disposition of assets, net, of 16.3% and 8.1%, respectively. During the six months ended June 30, 2010, we realized a $5.7 million favorable adjustment to amortization expense for asset retirement obligations, which increased our operating margin by 0.5%. The remaining increase in operating margins for the six months ended June 30, 2010 is attributed to lower labor, benefits and transportation expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs, partially offset by higher fuel costs. Operating margins for the three months ended June 30, 2010 and 2009 remained relatively unchanged.
Corporate Entities
The increase in net revenue relates to our national accounts program. Included in our gain (loss) on disposition of assets and impairments, net, for the three and six months ended June 30, 2009 are transaction related expenses from the disposition of assets in our other segments.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the six months ended June 30, 2010:

	Balance		Permits		Changes	Balance
	as of	New	Granted,		in	as of
	December 31,	Expansions	Net of	Airspace	Engineering	June 30,
	2009	Undertaken	Closures	Consumed	Estimates	2010
Cubic yards (in millions):
Permitted airspace	4,436.4	28.8	2.0	(41.6)	0.2	4,425.8
Probable expansion airspace	212.5	2.4	—	—	—	214.9

Total cubic yards (in millions)	4,648.9	31.2	2.0	(41.6)	0.2	4,640.7

Number of sites:
Permitted airspace	192		(1)			191

Probable expansion airspace	12	(1)	—			11

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
As of June 30, 2010, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.6 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2010, total available disposal capacity is estimated to be 4.4 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the six months ended June 30, 2010, total available airspace decreased by 8.2 million cubic yards, net, primarily due to airspace consumed offset by new expansions.
As of June 30, 2010, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 40 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 46 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2010, accrued final capping, closure and post-closure costs were $1,094.2 million, of which $123.7 million is current and $970.5 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Remediation and Other Charges for Landfill Matters

In December 2009, we finalized our purchase price allocation for the environmental liabilities we assumed as part of the acquisition of Allied. These liabilities represent our estimate of costs to remediate sites that were previously owned or operated by Allied or sites at which Allied, or a predecessor company that it had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion ranging from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of post remedial monitoring. We have recorded these liabilities at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.
See Note 6, Landfill and Environmental Costs, for a discussion of certain of our significant remediation matters.
Investment in Landfills
The following tables reflect changes in our investment in landfills for the six months ended June 30, 2010 and the future expected investment as of June 30, 2010 (in millions):

				Non-cash		Adjustments
	Balance			Additions	Transfers	for	Balance
	as of		Acquisitions	for Asset	and	Asset	as of
	December 31,	Capital	Net of	Retirement	Other	Retirement	June 30,
	2009	Additions	Divestitures	Obligations	Adjustments	Obligations	2010
Non-depletable landfill land	$142.7	$—	$—	$—	$—	$—	$142.7
Landfill development costs	4,230.9	2.5	—	15.6	169.0	(7.6)	4,410.4
Construction-in-progress — landfill	245.1	76.2	—	—	(174.4)	—	146.9
Accumulated depletion and amortization	(1,275.4)	(129.1)	(0.1)	—	—	5.1	(1,399.5)

Net investment in landfill land and development costs	$3,343.3	$(50.4)	$(0.1)	$15.6	$(5.4)	$(2.5)	$3,300.5

	Balance
	as of	Expected	Total
	June 30,	Future	Expected
	2010	Investment	Investment
Non-depletable landfill land	$142.7	$—	$142.7
Landfill development costs	4,410.4	5,972.0	10,382.4
Construction-in-progress landfill	146.9	—	146.9
Accumulated depletion and amortization	(1,399.5)	—	(1,399.5)

Net investment in landfill land and development costs	$3,300.5	$5,972.0	$9,272.5

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Number of landfills owned or operated	191	203

Net investment, excluding non-depletable land (in millions)	$3,157.8	$3,171.9
Total estimated available disposal capacity (in millions of cubic yards)	4,640.7	4,785.3

Net investment per cubic yard	$0.68	$0.66

Landfill depletion and amortization expense (in millions)	$125.7	$145.3
Accretion expense (in millions)	40.4	45.2

	166.1	190.5
Airspace consumed (in millions of cubic yards)	41.6	47.7

Depletion, amortization and accretion expense per cubic yard of airspace	$3.99	$3.99

The decrease in the investment in our landfills, in aggregate dollars, is primarily due to consumption of airspace.

During the six months ended June 30, 2010 and 2009, our weighted-average compaction rate was approximately 1,700 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of June 30, 2010, we expect to spend an estimated additional $6.0 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.1 billion, or $1.97 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2010 and 2009 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash additions	—	15.6	—	—
Acquisition and other adjustments	—	(0.7)	1.5	—
Asset retirement obligation adjustments	—	(7.6)	—	—
Accretion expense	—	40.4	14.5	4.2
Additions charged to expense	10.3	—	2.6	177.5
Payments or usage	(13.0)	(28.0)	(23.4)	(173.5)

Balance, June 30, 2010	52.5	1,094.2	549.3	421.1
Less: Current portion	(52.5)	(123.7)	(102.2)	(119.5)

Long-term portion	$—	$970.5	$447.1	$301.6

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash additions	—	17.1	—	—
Acquisition and other adjustments	—	6.5	0.9	—
Accretion expense	—	45.2	10.0	7.7
Additions charged to expense	9.4	—	—	242.3
Transfers to assets held for sale	0.1	(2.9)	—	—
Payments or usage	(19.0)	(33.2)	(26.8)	(231.2)

Balance, June 30, 2009	56.2	1,073.3	374.0	426.9
Less: Current portion	(56.2)	(99.8)	(65.4)	(125.1)

Long-term portion	$—	$973.5	$308.6	$301.8

As of June 30, 2010, accounts receivable were $898.4 million, net of allowance for doubtful accounts of $52.5 million, resulting in days sales outstanding of 40, or 25 days net of deferred revenue. In addition, at June 30, 2010, our accounts receivable in excess of 90 days old totaled $56.6 million, or 6.0% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2010 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	June 30,
	2009	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2010
Other land	$418.7	$—	$(2.0)	$(0.3)	$—	$—	$(0.3)	$416.1
Non-depletable landfill land	142.7	—	—	—	—	—	—	142.7
Landfill development costs	4,230.9	2.5	—	—	15.6	(7.6)	169.0	4,410.4
Vehicles and equipment	3,792.4	231.5	(56.9)	0.9	—	—	(1.2)	3,966.7
Buildings and improvements	741.6	8.0	(3.8)	—	—	—	5.6	751.4
Construction-in-progress — landfill	245.1	76.2	—	—	—	—	(174.4)	146.9
Construction-in-progress — other	23.0	9.7	0.2	—	—	—	(1.3)	31.6

Total	$9,594.4	$327.9	$(62.5)	$0.6	$15.6	$(7.6)	$(2.6)	$9,865.8

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	June 30,
	2009	Expense	Retirements	Divestitures	Obligations	2010
Landfill development costs	$(1,275.4)	$(129.1)	$—	$(0.1)	$5.1	$(1,399.5)
Vehicles and equipment	(1,518.2)	(239.7)	53.9	—	—	(1,704.0)
Buildings and improvements	(143.1)	(17.7)	2.2	—	—	(158.6)

Total	$(2,936.7)	$(386.5)	$56.1	$(0.1)	$5.1	$(3,262.1)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2010 and 2009 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009 (in millions):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$594.8	$687.6
Net cash (used in) provided by investing activities	(449.5)	102.5
Net cash used in financing activities	(137.3)	(791.2)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2010 and 2009 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $229.6 million in the six months ended June 30, 2010 versus a decrease of $115.7 million in the six months ended June 30, 2009, primarily as a result of the following:
•	During the six months ended June 30, 2010, we paid $110.6 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•	Cash paid for interest was approximately $25.3 million lower during the six months ended June 30, 2010 than the comparable prior year period primarily due to refinancing our higher interest rate debt in the second half of 2009 and the first quarter of 2010.

•	Cash paid for restructuring and synergy related charges was approximately $20.2 million lower during the six months ended June 30, 2010 than the comparable prior year period.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments and debt repayments.

Cash Flows (Used in) Provided by Investing Activities
The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:
Capital expenditures. Capital expenditures during the six months ended June 30, 2010 were $385.4 million, compared with $355.1 million in the comparable prior year period. During 2010, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2010 to be approximately $790 million, which excludes approximately $80 million of property and equipment received during 2009 but paid for during 2010.
Proceeds from divestitures. During the six months ended June 30, 2009, we received $418.3 million in cash proceeds, net of cash divested, related to assets that were required to be disposed as a condition of the merger with Allied.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances for the six months ended June 30, 2010 were primarily due to our funding of premiums used to settle claims related to our self insurance programs. We expect the restrictions on this funding to be released in the third quarter. The remaining changes in our restricted cash and marketable securities balances, is primarily related to the issuance of tax-exempt bonds for our capital needs and amounts held in trust as a guarantee of performance. The funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.
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
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:
Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes, net of payments of notes payable and long-term debt, were $24.8 million during the six months ended June 30, 2010 versus net payments of $654.0 million in the comparable 2009 period.
Premiums and fees paid to issue and retire senior notes. In March 2010, we incurred cash premiums and fees totaling $51.2 million in connection with the issuance of our senior notes as well as purchasing and retiring certain indebtedness.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends paid were $144.9 million and $144.0 million during the six months ended June 30, 2010 and 2009, respectively.
Financial Condition
As of June 30, 2010, we had $56.0 million of cash and cash equivalents, and $315.2 million of restricted cash deposits and restricted marketable securities, including $80.1 million of restricted cash held for capital expenditures under certain debt facilities.
We have a $1.0 billion revolving credit facility due April 2012 and a $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities). They bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of June 30, 2010 and December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 2.22% and 1.82%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $150.0 million and $300.0 million of Eurodollar Rate borrowings, $46.0 million and $15.4 million of Base Rate borrowings and $1,619.8 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $934.2 million and $800.6 million of availability under our Credit Facilities at June 30, 2010 and December 31, 2009, respectively.
The agreements governing the Credit Facilities require us to comply with certain financial and other covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At June 30, 2010, our EBITDA to interest ratio was 4.12 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.07 compared to the 3.25 maximum allowed by the covenants. At June 30, 2010, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance during the remainder of 2010.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1, beginning September 1, 2010. The Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. In addition, in March 2010, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer by November 2010, we agreed to pay additional interest on the Notes. We launched the exchange offer for the Notes, as well as certain other senior notes in June 2010 and expect the exchange offer to be consummated in August 2010.
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
At June 30, 2010, we had $1,201.3 million of tax-exempt bonds and other tax-exempt financings. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at the prevailing market ranging from 0.14% to 8.25% at June 30, 2010 and have maturities ranging from 2012 to 2037. As of June 30, 2010, we had $80.1 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
In the third quarter of 2010, we refinanced certain of our tax-exempt financings, and we expect to refinance additional tax-exempt financings during the remainder of the year. We currently expect to incur a third quarter loss on extinguishment of debt of approximately $19 million related to such refinancings.
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
In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.
Credit Rating

We have received investment grade credit ratings. As of June 30, 2010, our senior debt was rated BBB, Baa3, and BBB- by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
Our free cash flow for the three and six months ended June 30, 2010 and 2009 is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash provided by operating activities	$295.7	$175.2	$594.8	$687.6
Purchases of property and equipment	(177.0)	(161.7)	(385.4)	(355.1)
Proceeds from sales of property and equipment	6.7	11.8	12.6	16.7

Free cash flow	$125.4	$25.3	$222.0	$349.2

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$177.0	$161.7	$385.4	$355.1
Adjustments for property and equipment received during the prior period but paid for in the following period, net	22.6	10.8	(57.5)	(34.2)

Property and equipment received during the period	$199.6	$172.5	$327.9	$320.9

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger and our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the impact on us of our substantial post-merger indebtedness, including our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements and the fact that any downgrade in our bond ratings could adversely impact us;

•	general economic and market conditions, including the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control, and our exposure to credit and counterparty risk;

•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste industry;

•	the fact that price increases or changes in commodity prices may not be adequate to offset the impact of increased costs, including but not limited to labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

•	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and any future legal proceedings, including our matters currently pending with the Internal Revenue Service;

•	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	any litigation, audits or investigations brought by or before any governmental body;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Cost Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new or renew contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented fuel recovery fees that are designed to recover our fuel costs. While we charge these fees to a majority of our customers, we cannot charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fees) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.5 million per year, which would be partially offset by a smaller change in the fuel recovery fees. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue, cost of operations and operating margin percentages.

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
Recycling Commodities Price Risk
We sell recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the six months ended June 30, 2010 and 2009 were approximately $148.8 million and $73.6 million, respectively.
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
At June 30, 2010, we had $1.0 billion of floating rate debt and $0.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $12 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in routine judicial and administrative proceedings that arise in the ordinary course of business and that relate to, among other things, personal injury or property damage claims, employment matters, and commercial and contractual disputes. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are also routinely a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations or liabilities. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage, or violations of the permits and licenses pursuant to which we operate.
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
ITEM 1A. RISK FACTORS.
There were no material changes during the six months ended June 30, 2010 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Beginning in 2000, our Board of Directors authorized the repurchase of up to $2.6 billion of our common stock. As of June 30, 2010, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock. We suspended our share repurchase program in the second quarter of 2008 due to the pending merger with Allied. We expect that our share repurchase program will continue to be suspended until approximately 2011. The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2010:

	Total Number of
	Shares (or Units)	Average Price Paid
	Purchased (a)	per Share
April 2010	—	$—
May 2010	48,201	29.58
June 2010	—	—

	48,201	$29.58

(a)	This amount represents shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Republic Services, Inc., as of June 24, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 28, 2010).
4.1*	Amendment No. 1, dated as of April 27, 2010, to Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto.
4.2*	Amendment No. 2, dated as of April 27, 2010, to Credit Agreement, dated as of April 26, 2007, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto.
10.1	Retirement Agreement, dated June 25, 2010, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 28, 2010).
10.2	Employment Agreement, dated June 25, 2010, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 28, 2010).
10.3	Offer Letter, dated June 28, 2010, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 28, 2010).
10.4	Employment Agreement, effective December 5, 2008, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 28, 2010).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101**	The following materials from Republic Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: July 29, 2010	By:	/s/ TOD C. HOLMES Tod C. Holmes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2010	By:	/s/ CHARLES F. SERIANNI Charles F. Serianni
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)