Form 10-Q
period 2010-09-30
REPUBLIC SERVICES, INC.
filed 2010-11-05
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 29, 2010, the registrant had outstanding 384,247,498 shares of Common Stock, par value $.01 per share (excluding treasury shares of 14,995,783).

REPUBLIC SERVICES, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120.5	$48.0
Accounts receivable, less allowance for doubtful accounts of $48.8 and $55.2, respectively	895.7	865.1
Prepaid expenses and other current assets	200.8	156.5
Deferred tax assets	113.2	195.3

Total current assets	1,330.2	1,264.9
Restricted cash and marketable securities	206.1	240.5
Property and equipment, net	6,586.9	6,657.7
Goodwill, net	10,646.8	10,667.1
Other intangible assets, net	450.7	500.0
Other assets	237.3	210.1

Total assets	$19,458.0	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$473.0	$592.8
Notes payable and current maturities of long-term debt	1,091.9	543.0
Deferred revenue	321.8	331.1
Accrued landfill and environmental costs, current portion	213.7	245.4
Accrued interest	83.6	96.2
Other accrued liabilities	651.3	740.2

Total current liabilities	2,835.3	2,548.7
Long-term debt, net of current maturities	5,836.0	6,419.6
Accrued landfill and environmental costs, net of current portion	1,423.8	1,383.2
Deferred income taxes and other long-term liabilities	964.6	1,040.5
Self-insurance reserves, net of current portion	291.2	302.0
Other long-term liabilities	321.1	279.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 399.1 and 395.7 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,404.8	6,316.1
Retained earnings	1,819.5	1,683.1
Treasury stock, at cost (15.0 and 14.9 shares, respectively)	(459.1)	(457.7)
Accumulated other comprehensive loss, net of tax	14.7	19.0

Total Republic Services, Inc. stockholders’ equity	7,783.9	7,564.5
Noncontrolling interests	2.1	2.6

Total stockholders’ equity	7,786.0	7,567.1

Total liabilities and stockholders’ equity	$19,458.0	$19,540.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$2,061.7	$2,073.5	$6,085.8	$6,200.1
Expenses:
Cost of operations	1,224.9	1,207.5	3,580.0	3,643.1
Depreciation, amortization and depletion	211.6	218.3	628.4	658.7
Accretion	20.1	22.2	60.5	67.4
Selling, general and administrative	209.4	225.4	630.5	658.7
Loss (gain) on disposition of assets and impairments, net	25.5	0.9	27.1	(144.3)
Restructuring charges	2.6	12.3	9.6	55.9

Operating income	367.6	386.9	1,149.7	1,260.6
Interest expense	(122.0)	(144.8)	(387.0)	(448.8)
Loss on extinguishment of debt	(19.4)	(31.8)	(151.7)	(31.8)
Interest income	0.4	0.5	0.5	1.7
Other income, net	3.1	1.3	4.7	2.8

Income before income taxes	229.7	212.1	616.2	784.5
Provision for income taxes	95.2	91.1	256.6	323.9

Net income	134.5	121.0	359.6	460.6
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.7)	(1.2)

Net income attributable to Republic Services, Inc.	$134.2	$120.5	$358.9	$459.4

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.35	$0.32	$0.94	$1.21

Weighted average common shares outstanding	384.0	379.7	382.6	379.3

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.35	$0.32	$0.93	$1.21

Weighted average common and common equivalent shares outstanding	386.1	381.1	384.7	380.3

Cash dividends per common share	$0.20	$0.19	$0.58	$0.57

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

		Republic Services, Inc. Stockholders’ Equity
						Accumulated
						Other
				Additional		Comprehensive
		Common Stock		Paid-In	Retained	Income (Loss),	Treasury Stock		Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Amount	Interests
Balance as of December 31, 2009	$7,567.1	395.7	$4.0	$6,316.1	$1,683.1	$19.0	(14.9)	$(457.7)	$2.6
Net income	359.6	—	—	—	358.9	—	—	—	0.7
Other comprehensive loss	(4.3)	—	—	—	—	(4.3)	—	—	—
Cash dividends declared	(222.1)	—	—	—	(222.1)	—	—	—	—
Issuances of common stock	70.0	3.4	—	70.0	—	—	—	—	—
Stock-based compensation	18.3	—	—	18.7	(0.4)	—	—	—	—
Purchase of common stock for treasury	(1.4)	—	—	—	—	—	(0.1)	(1.4)	—
Distributions paid to noncontrolling interests	(1.2)	—	—	—	—	—	—	—	(1.2)

Balance as of September 30, 2010	$7,786.0	399.1	$4.0	$6,404.8	$1,819.5	$14.7	(15.0)	$(459.1)	$2.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities:
Net income	$359.6	$460.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	384.0	389.9
Landfill depletion and amortization	191.5	216.3
Amortization of intangible and other assets	52.9	52.5
Accretion	60.5	67.4
Non-cash interest expense — debt	40.9	76.0
Non-cash interest expense — other	36.2	33.3
Restructuring related charges	(1.8)	33.2
Stock-based compensation	18.3	11.6
Deferred tax (benefit) provision	(1.7)	5.6
Provision for doubtful accounts, net of adjustments	14.4	16.8
Excess income tax benefit from stock option exercises	(2.9)	(1.4)
Asset impairments	11.5	10.4
Loss on extinguishment of debt	151.7	31.8
Loss (gain) on disposition of assets, net	5.8	(156.2)
Other non-cash items	2.7	(0.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(48.6)	1.0
Prepaid expenses and other assets	(36.9)	2.6
Accounts payable	(81.1)	(64.0)
Restructuring and synergy related expenditures	(15.8)	(53.4)
Capping, closure and post-closure expenditures	(62.2)	(60.2)
Remediation expenditures	(32.2)	(42.6)
Other liabilities	(83.1)	(18.7)

Cash provided by operating activities	963.7	1,012.4

Cash used in investing activities:
Purchases of property and equipment	(571.4)	(542.5)
Proceeds from sales of property and equipment	17.4	22.8
Cash used in acquisitions, net of cash acquired	(21.4)	(0.1)
Cash proceeds from divestitures, net of cash divested	50.6	473.3
Change in restricted cash and marketable securities	33.0	27.1
Other	(0.6)	—

Cash used in investing activities	(492.4)	(19.4)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,069.5	948.2
Proceeds from issuance of senior notes, net of discount	1,499.4	645.4
Payments of notes payable and long-term debt	(2,763.3)	(2,323.7)
Premiums paid on extinguishment of debt	(30.4)	(18.0)
Fees paid to issue and retire senior notes and certain hedging relationships	(23.7)	(9.0)
Issuances of common stock	67.1	17.9
Excess income tax benefit from stock option exercises	2.9	1.4
Purchases of common stock for treasury	(1.4)	(0.5)
Cash dividends paid	(217.7)	(216.1)
Distributions paid to noncontrolling interests	(1.2)	—

Cash used in financing activities	(398.8)	(954.4)

Increase in cash and cash equivalents	72.5	38.6
Cash and cash equivalents at beginning of period	48.0	68.7

Cash and cash equivalents at end of period	$120.5	$107.3

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
The accompanying unaudited consolidated financial statements include the accounts of Republic, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which we have determined that consolidation is required under U.S. generally accepted accounting principles (U.S. GAAP). Our investments in variable interest entities (VIEs) are not material to our consolidated financial statements. We account for investments in entities in which we do not have a controlling financial interest under either the equity method or the cost method of accounting, as appropriate.
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. You should read these interim financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
New Accounting Pronouncements
Consolidation of Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs that requires an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We adopted this new guidance on January 1, 2010. The impact of adopting this guidance did not have a material effect on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2. RESTRUCTURING CHARGES
As a result of our 2008 acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended September 30, 2010 and 2009, we incurred $2.6 million and $12.3 million, respectively, of restructuring and integration charges related to our integration of Allied, which consisted of charges and adjustments for severance, other employee termination and relocation benefits, consulting and professional fees.
During the nine months ended September 30, 2010 and 2009, we incurred $9.6 million, net of adjustments, and $55.9 million, respectively, of restructuring and integration charges related to our integration of Allied. These charges and adjustments primarily related to severance and other employee termination and relocation benefits, consulting and professional fees. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges of $0.9 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and into 2011.
The following tables reflect the activity during the nine months ended September 30, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at				Balance at
	December 31,				September 30,
	2009	Additions	Payments	Adjustments	2010
Severance and other termination benefits	$19.6	$3.9	$(13.8)	$(2.9)	$6.8
Relocation	5.2	—	(1.1)	(2.8)	1.3

Total	$24.8	$3.9	$(14.9)	$(5.7)	$8.1

	Balance at				Balance at
	December 31,				September 30,
	2008	Additions	Payments	Adjustments	2009
Severance and other termination benefits	$12.5	$31.1	$(19.2)	$—	$24.4
Relocation	17.9	2.1	(11.6)	—	8.4

Total	$30.4	$33.2	$(30.8)	$—	$32.8

Accrued Liabilities Related to Allied
The following tables reflect the activity during the nine months ended September 30, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at				Balance at
	December 31,				September 30,
	2009	Additions	Payments	Adjustments	2010
Severance and other termination benefits	$2.4	$—	$(0.9)	$(1.0)	$0.5

	Balance at				Balance at
	December 31,				September 30,
	2008	Additions	Payments	Adjustments	2009
Severance and other termination benefits	$22.6	$7.3	$(22.6)	$—	$7.3

We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following tables reflect activity during the nine months ended September 30, 2010 and 2009 associated with unfavorable contracts and lease exit liabilities:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Balance at				Balance at
	December 31,		Payments /		September 30,
	2009	Additions	Amortization	Adjustments	2010
Unfavorable contracts	$49.0	$—	$(7.7)	$(1.3)	$40.0
Lease exit costs	6.4	—	(1.2)	—	5.2

Total	$55.4	$—	$(8.9)	$(1.3)	$45.2

	Balance at				Balance at
	December 31,		Payments /		September 30,
	2008	Additions	Amortization	Adjustments	2009
Unfavorable contracts	$33.3	$21.4	$(5.5)	$—	$49.2
Lease exit costs	—	6.4	(1.4)	—	5.0

Total	$33.3	$27.8	$(6.9)	$—	$54.2

3. ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2010, we acquired three solid waste businesses in Missouri, Nevada and Indiana to realize certain operational efficiencies and synergies. The aggregate purchase price of $22.0 million was allocated to the assets acquired and liabilities assumed as follows:

Property and equipment	$9.3
Goodwill	10.1
Non-compete agreements	2.1
Customer list	0.9
Working capital and holdback liability	(0.4)

Total allocated	$22.0

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.
Divestitures and Asset Impairments
In August 2010, we divested hauling operations and two transfer stations in New York for aggregate proceeds of approximately $50 million and recognized a loss on disposition of $14.7 million. Additionally, during the nine months ended September 30, 2010, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by operating segment is as follows:

	Balance at				Adjustments to	Balance at
	December 31,			Adjustments to	Assets	September 30,
	2009	Acquisitions	Divestitures	Acquisitions	Held for Sale	2010
Eastern	$2,818.5	$—	$(20.5)	$(2.5)	$—	$2,795.5
Midwestern	2,118.2	0.9	—	(1.9)	—	2,117.2
Southern	2,724.7	—	—	(2.6)	—	2,722.1
Western	3,005.7	9.2	—	(2.9)	—	3,012.0

Total	$10,667.1	$10.1	$(20.5)	$(9.9)	$—	$10,646.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Balance at				Adjustments to	Balance at
	December 31,			Adjustments to	Assets	September 30,
	2008	Acquisitions	Divestitures	Acquisitions	Held for Sale	2009
Eastern	$2,772.5	$—	$(11.2)	$10.7	$12.2	$2,784.2
Midwestern	2,083.8	—	—	9.2	(0.2)	2,092.8
Southern	2,715.6	—	(27.0)	12.7	(10.7)	2,690.6
Western	2,949.6	—	—	16.8	—	2,966.4

Total	$10,521.5	$—	$(38.2)	$49.4	$1.3	$10,534.0

Other Intangible Assets
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,		September 30,	December 31,	Charged	September 30,	September 30,
	2009	Acquisitions	2010	2009	to Expense	2010	2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.9	$522.0	$(70.5)	$(44.8)	$(115.3)	$406.7
Trade names	30.0	—	30.0	(6.5)	(4.5)	(11.0)	19.0
Non-compete agreements	7.4	2.1	9.5	(6.5)	(0.5)	(7.0)	2.5
Other intangible assets	62.9	—	62.9	(37.9)	(2.5)	(40.4)	22.5

Total	$621.4	$3.0	$624.4	$(121.4)	$(52.3)	$(173.7)	$450.7

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at	Adjustments	Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,	to	September 30,	December 31,	Charged	September 30,	September 30,
	2008	Acquisitions	2009	2008	to Expense	2009	2009
Customer relationships, franchise and other municipal agreements	$520.8	$0.2	$521.0	$(10.9)	$(44.7)	$(55.6)	$465.4
Trade names	30.0	—	30.0	(0.5)	(4.5)	(5.0)	25.0
Non-compete agreements	7.4	—	7.4	(5.6)	(0.6)	(6.2)	1.2
Other intangibles assets	57.2	6.0	63.2	(34.3)	(2.8)	(37.1)	26.1

Total	$615.4	$6.2	$621.6	$(51.3)	$(52.6)	$(103.9)	$517.7

5. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Inventories	$31.1	$33.7
Prepaid expenses	67.7	59.3
Other non-trade receivables	71.3	57.1
Income tax receivable	27.7	—
Other current assets	3.0	6.4

Total	$200.8	$156.5

Other current assets include the fair value of fuel and commodity hedges of $1.6 million and $5.0 million at September 30, 2010 and December 31, 2009, respectively. Our interest rate swaps expire in August 2011, and, as a result, we reclassified their fair value of $7.2 million from other assets to other non-trade receivables as of September 30, 2010.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Assets
A summary of other assets as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Deferred financing costs	$43.2	$32.4
Deferred compensation plan	24.9	15.2
Notes and other receivables	37.5	45.1
Other	131.7	117.4

Total	$237.3	$210.1

Notes and other receivables include the fair value of interest rate swaps of $9.9 million at December 31, 2009.
6. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Accrued payroll and benefits	$175.4	$169.6
Accrued fees and taxes	124.4	114.4
Self-insurance reserves, current portion	117.8	110.9
Accrued dividends	76.9	72.4
Current tax liabilities	—	70.0
Restructuring liabilities	8.1	24.8
Accrued professional fees and legal settlement reserves	49.6	59.0
Other	99.1	119.1

Total	$651.3	$740.2

Other accrued liabilities include the fair value of fuel and commodity hedges of $8.1 million and $5.7 million at September 30, 2010 and December 31, 2009, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Deferred compensation liability	$25.0	$15.7
Pension and other postretirement liabilities	36.2	38.1
Contingent legal liabilities	108.5	112.0
Other	151.4	113.4

Total	$321.1	$279.2

7. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2010, we owned or operated 193 active solid waste landfills with total available disposal capacity of approximately 4.7 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of September 30, 2010 and December 31, 2009 is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	September 30,	December 31,
	2010	2009
Landfill final capping, closure and post-closure liabilities	$1,087.7	$1,074.5
Remediation	549.8	554.1

	1,637.5	1,628.6
Less: Current portion	(213.7)	(245.4)

Long-term portion	$1,423.8	$1,383.2

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Asset retirement obligation liabilities, beginning of year	$1,074.5	$1,040.6
Non-cash additions	23.8	25.0
Acquisitions and other adjustments	1.7	5.7
Asset retirement obligation adjustments	(10.6)	(1.0)
Payments	(62.2)	(60.2)
Accretion expense	60.5	67.4
Adjustments to liabilities related to assets held for sale	—	(1.4)

Asset retirement obligation liabilities, end of period	1,087.7	1,076.1
Less: Current portion	(113.3)	(114.9)

Long-term portion	$974.4	$961.2

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $61.2 million and $62.4 million as of September 30, 2010 and December 31, 2009, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at September 30, 2010 would be approximately $191 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2010 and 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Nine Months Ended September 30,
	2010	2009
Remediation liabilities, beginning of year	$554.1	$389.9
Acquisitions and other adjustments	1.5	0.9
Additions charged to expense	4.6	—
Payments	(32.2)	(42.6)
Accretion expense	21.8	15.1

Remediation liabilities, end of period	549.8	363.3
Less: Current portion	(100.4)	(73.5)

Long-term portion	$449.4	$289.8

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In 2007, we were issued Final Findings and Orders (F&Os) by the Ohio Environmental Protection Agency (OEPA) related to environmental conditions at our Countywide Recycling and Disposal Facility (Countywide) in East Sparta, Ohio and we agreed with the OEPA to undertake certain other remedial actions as well. During 2008, Republic Services of Ohio II, LLC (Republic-Ohio), an Ohio limited liability company and wholly owned subsidiary of ours and parent of Countywide, entered into an Agreed Order on Consent (AOC) with the EPA requiring the reimbursement of costs incurred by the EPA and requiring Republic-Ohio to perform certain remediation activities at Countywide. Republic-Ohio also has completed construction of an isolation break under the authority and supervision of the EPA. On September 30, 2009, Republic-Ohio entered into a set of F&Os with the OEPA that supersede previous F&Os mentioned above. The F&Os require the implementation of a comprehensive operation and maintenance program for managing the remediation area. The operation and maintenance program requires Republic-Ohio to maintain the temporary cap and other engineering controls to prevent odors and isolate and contain the reaction. The operation and maintenance program is ultimately designed to result in the final capping and closure of the 88-acre remediation area at Countywide. The remediation liability for Countywide recorded as of September 30, 2010 is $69.4 million, of which $6.9 million is expected to be paid over the next twelve months. The reasonably possible range of loss for remediation costs is $65 million to $86 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of September 30, 2010 is $45.1 million, of which $2.8 million is expected to be paid over the next twelve months. The reasonably possible range of loss for remediation costs is $40 million to $66 million.
Sunrise Landfill. On August 1, 2008, Republic Services of Southern Nevada (RSSN), our wholly owned subsidiary, signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of September 30, 2010 is $36.7 million, of which $19.0 million is expected to be paid over the next twelve months. The reasonably possible range of loss for remediation costs is $32 million to $47 million.
Congress Landfill. In January 2006, Congress Development Co. (CDC) was issued an Agreed Preliminary Injunction and Order (Preliminary Order) by the Circuit Court of Illinois, Cook County. On August 17, 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the court that vacated the Preliminary Order. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2010 is $82.5 million, of which $7.5 million is expected to be paid over the next twelve months. The reasonably possible range of loss for remediation costs is $52 million to $152 million.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
8. DEBT
Our notes payable, capital leases and long-term debt as of September 30, 2010 and December 31, 2009 are listed in the following table, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt assumed as part of our acquisition of Allied was recorded at fair value as of the acquisition date.

	September 30, 2010	December 31, 2009
$1.0 billion Revolver due 2012	$—	$—
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	—	315.4
Receivables secured loans	—	300.0
Senior notes, fixed interest rate of 6.500%, due November 2010	220.8	216.5
Senior notes, fixed interest rate of 5.750%, due February 2011	259.3	252.5
Senior notes, fixed interest rate of 6.375%, due April 2011	213.5	209.1
Senior notes, fixed interest rate of 6.750%, due August 2011	394.0	396.4
Senior notes, fixed interest rate of 6.125%, due February 2014	—	379.3
Senior notes, fixed interest rate of 7.250%, due March 2015	—	540.2
Senior notes, fixed interest rate of 7.125%, due May 2016	533.3	526.7
Senior notes, fixed interest rate of 6.875%, due June 2017	661.5	654.4
Senior notes, fixed interest rate of 5.500%, due September 2019	645.7	645.5
Senior notes, fixed interest rate of 5.000%, due March 2020	849.9	—
Senior notes, fixed interest rate of 5.250%, due November 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due May 2021	93.4	93.1
Senior notes, fixed interest rate of 6.086%, due March 2035	249.7	249.4
Debentures, fixed interest rate of 7.400%, due September 2035	267.4	266.8
Senior notes, fixed interest rate of 6.200%, due March 2040	649.5	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.27% to 8.25%; maturities ranging from 2012 to 2037	1,199.3	1,223.7
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.99% to 11.90% maturing through 2042	90.6	93.6

Total debt	6,927.9	6,962.6
Less: Current portion	(1,091.9)	(543.0)

Long-term portion	$5,836.0	$6,419.6

Revolving Credit Facilities
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 1.62%. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We may pay dividends and repurchase common stock provided that we are in compliance with these covenants. We had $300.0 million of Eurodollar Rate borrowings and $15.4 million of Base Rate borrowings as of December 31, 2009. We had no borrowings under our Credit Facilities as of September 30, 2010. We had $1,369.6 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,380.4 million and $800.6 million of availability under our Credit Facilities at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, we were in compliance with the covenants under our Credit Facilities.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Senior Notes and Debentures
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1. The Notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors.
We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During the first quarter of 2010, we incurred a loss of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.
As of September 30, 2010 and December 31, 2009, our senior notes and debentures totaled $5,638.0 million and $5,029.9 million, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $292.7 million and $428.5 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $7.2 million and $9.9 million, respectively.
Tax-Exempt Financings
As of September 30, 2010 and December 31, 2009, we had $1,199.3 million and $1,223.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2037. At September 30, 2010 and December 31, 2009, the unamortized adjustment to fair value recorded in purchase accounting for these tax-exempt financings assumed from Allied was $28.4 million and $49.0 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
Approximately two-thirds of our tax-exempt financings are remarketed daily, weekly or quarterly by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with credit ratings of AA or better. The holders of the bonds can put them back to the remarketing agent at the end of each interest reset period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of the Company’s ability and intent to refinance these bonds using availability under its revolving Credit Facilities, if necessary.
During the three months ended September 30, 2010, we refinanced $358.7 million and retired $20.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $19.4 million for the write-off of unamortized debt discounts and professional fees related to these transactions.
As of September 30, 2010, we had $206.1 million of restricted cash, of which $78.0 million represents proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements relating to such tax-exempt financings. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $90.6 million and $91.9 million as of September 30, 2010 and December 31, 2009, respectively, with maturities ranging from 2010 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates was $6.4 billion and $5.7 billion at September 30, 2010 and December 31, 2009, respectively. The carrying value of our fixed rate senior notes was $5.6 billion and $5.0 billion at September 30, 2010 and December 31, 2009, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
As of September 30, 2010, interest rate swap agreements are reflected at their fair value of $7.2 million in other non-trade receivables and as an adjustment to notes payable and current maturities of long term debt in our consolidated balance sheets. As of December 31, 2009, the fair value of our interest rate swap agreements was $9.9 million and was included in other assets and as an adjustment to long-term debt in our consolidated balance sheets.
The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements on our results of operations for the three and nine months ended September 30, 2010 and 2009:

	Reduction to interest expense
	due to periodic settlements
	of active swap agreements
Consolidated Statement of Income Classification	Three Months Ended September 30,
	2010	2009
Interest expense	$2.1	$2.2

	Reduction to interest expense
	due to periodic settlements
	of active swap agreements
Consolidated Statement of Income Classification	Nine Months Ended September 30,
	2010	2009
Interest expense	$6.4	$6.6
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the first quarter of 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of our $850.0 million 5.00% senior notes and our $650.0 million 6.20% senior notes. Upon issuance of the notes, we terminated the interest rate locks and paid $7.0 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $2.0 million, net of $1.5 million of tax (related to the 2020 Notes), and $1.7 million, net of tax of $1.2 million (related to the 2040 Notes). The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt, of which $0.3 million is scheduled to be amortized over the next twelve months as a yield adjustment to the 2020 and 2040 Notes. This transaction was accounted for as a cash flow hedge. As of September 30, 2010, no treasury or interest rate lock cash flow hedges were outstanding.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
9. INCOME TAXES
Our effective tax rate, exclusive of minority interest income, for the three and nine months ended September 30, 2010 was 41.5% and 41.7%, respectively. For the three and nine months ended September 30, 2009 our effective tax rate was 43.1% and 41.4%, respectively. Income taxes are recorded based upon our anticipated full year effective income tax rate. Income taxes paid (net of refunds received) were $330.6 million and $360.9 million for the nine months ended September 30, 2010 and 2009, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied’s open tax periods as part of the acquisition. We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2008.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2010, we have accrued a liability for penalties of $1.2 million and interest (including interest on penalties) of $100.0 million related to our uncertain tax positions.
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
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. This issue is currently before the Appeals division of the IRS. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of $156.2 million plus accrued interest through September 30, 2010 of $68.2 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At September 30, 2010, the amount of the asserted penalty and penalty-related interest was $47.8 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have an adverse impact on our consolidated results of operations and cash flows.
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
10. EQUITY BASED COMPENSATION
Available Shares
We currently have 3.8 million and 15.3 million shares reserved under our 2007 Stock Incentive Plan (2007 Plan) and our 2006 Incentive Stock Plan, respectively.
Options
We use a binomial option-pricing model to fair value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the nine months ended September 30, 2010 and 2009 were $5.27 and $3.77 per option, respectively, which were calculated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	28.6%	28.7%
Risk-free interest rate	2.4%	1.4%
Dividend yield	2.9%	3.1%
Expected life (in years)	4.3	4.2
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the nine months ended September 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price per Share	(Years)	Value
Outstanding at December 31, 2009	15.1	$23.69
Granted	3.0	27.45
Exercised	(3.1)	21.16		$29.8

Forfeited or expired	(0.5)	27.44

Outstanding at September 30, 2010	14.5	$24.92	4.7	$81.6

Exercisable at September 30, 2010	8.6	$24.49	4.0	$52.7

During the nine months ended September 30, 2010 and 2009, compensation expense for stock options was $9.6 million and $6.0 million, respectively.
As of September 30, 2010, total unrecognized compensation expense related to outstanding stock options was $12.5 million, which will be recognized over a weighted average period of 1.9 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the nine months ended September 30, 2010:

	Number of Restricted Stock Units and	Weighted-	Weighted-
	Shares of Restricted Stock	Average Grant Date Fair Value per	Average Remaining Contractual	Aggregate Intrinsic
	(In Thousands)	Share	Term (Years)	Value
Unissued at December 31, 2009	653.2	$23.85
Granted	363.9	29.13
Vested and Issued	(120.8)	22.26
Forfeited	—	—

Unissued at September 30, 2010	896.3	$26.21	0.9	$27.3

Vested and unissued at September 30, 2010	243.1	$26.20

During the nine months ended September 30, 2010, we awarded 90,222 restricted stock units to our non-employee directors under our 2007 Plan, of which 87,069 vested immediately. The remaining restricted stock units awarded during the nine months ended September 30, 2010 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs. During the nine months ended

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
September 30, 2010, we awarded 209,076 restricted stock units to executives and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
Additionally, during the nine months ended September 30, 2010, we awarded 64,579 shares of restricted stock to an executive that vest in four equal annual installments beginning on the anniversary date of the original grant. During the vesting period, the participant has voting rights and receives dividends declared and paid on the restricted stock, but the restricted stock may not be sold, assigned, transferred or otherwise encumbered. Additionally, granted but unvested restricted stock awards are forfeited if the participant resigns employment with us for other than good reason.
The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the nine months ended September 30, 2010 and 2009, compensation expense related to restricted stock units and restricted stock totaled $8.7 million and $5.6 million, respectively.
11. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends declared were $222.1 million and $216.3 million during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we recorded a quarterly dividend payable of $76.9 million to stockholders of record at the close of business on October 1, 2010.
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
Earnings per share for the three and nine months ended September 30, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$134,200	$120,500	$358,900	$459,400

Weighted average common shares outstanding	384,007	379,732	382,648	379,308

Basic earnings per share	$0.35	$0.32	$0.94	$1.21

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$134,200	$120,500	$358,900	$459,400

Weighted average common shares outstanding	384,007	379,732	382,648	379,308
Effect of dilutive securities:
Options to purchase common stock	2,018	1,385	1,951	989
Unvested restricted stock awards	53	17	91	7

Weighted average common and common equivalent shares outstanding	386,078	381,134	384,690	380,304

Diluted earnings per share	$0.35	$0.32	$0.93	$1.21

Antidilutive securities not included in the diluted earnings per share calculations:
Senior subordinated convertible debentures	—	5,244	—	5,244
Options to purchase common stock	2,294	7,620	3,112	11,157

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
12. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS
A summary of comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$134.5	$121.0	$359.6	$460.6
Settlement and amortization of interest rate lock hedges, net of tax	0.1	(1.4)	(3.5)	(1.4)
Change in value of commodity hedges, net of tax	(1.0)	(1.2)	(3.1)	(3.6)
Change in value of fuel hedges, net of tax	1.2	(0.4)	(0.2)	3.7
Employee benefit plan liability adjustments, net of tax	2.4	—	2.5	—

Comprehensive income	137.2	118.0	355.3	459.3
Less: comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)	(0.7)	(1.2)

Comprehensive income attributable to Republic Services, Inc.	$136.9	$117.5	$354.6	$458.1

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
The following table summarizes our outstanding fuel hedges at September 30, 2010 and 2009:

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
The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at September 30, 2010 and December 31, 2009 were current assets of $1.4 million and $3.2 million, respectively, and current liabilities of $3.4 million and $4.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following tables summarize the impact of our fuel hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2010	2009		2010	2009		2010	2009
Fuel hedges	$1.2	$(0.4)	Cost of operations	$(0.6)	$(1.5)	Other expense, net	$0.1	$—

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
Fuel hedges	$(0.2)	$3.7	Cost of operations	$(1.9)	$(6.2)	Other income, net	$—	$0.1
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
The following table summarizes our outstanding commodity hedges at September 30, 2010 and 2009:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
September 23, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
September 28, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party. The fair values of our commodity hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding commodity hedges at September 30, 2010 and December 31, 2009 were current assets of $0.2 million and $1.8 million, respectively, and current liabilities of $4.7 million and $0.8 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009:

Amount of Gain or
(Loss)
						Location of Gain	Recognized in
						(Loss) Recognized	Income on
						in Income on	Derivative
	Amount of Gain					Derivative	(Ineffective
	or (Loss)					(Ineffective Portion	Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months			Three Months			Three Months
	Ended September 30,			Ended September 30,			Ended September 30,
	2010	2009		2010	2009		2010	2009
Recycling commodity hedges	$(1.0)	$(1.2)	Revenue	$(0.2)	$1.0	Other income, net	$(0.1)	$—

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
Recycling commodity hedges	$(3.1)	$(3.6)	Revenue	$(2.0)	$4.3	Other income, net	$(0.2)	$(0.1)
Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$206.1	$206.1	$—	$—
Fuel hedges — other current assets	1.4	—	1.4	—
Commodity hedges — other current assets	0.2	—	0.2	—
Interest rate swaps — other non-trade receivables	7.2	—	7.2	—

Total assets	$214.9	$206.1	$8.8	$—

Liabilities:
Fuel hedges — other accrued liabilities	$3.4	$—	$3.4	$—
Commodity hedges — other accrued liabilities	4.7	—	4.7	—

Total liabilities	$8.1	$—	$8.1	$—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$240.5	$240.5	$—	$—
Fuel hedges — other current assets	3.2	—	3.2	—
Commodity hedges — other current assets	1.8	—	1.8	—
Interest rate swaps — other assets	9.9	—	9.9	—

Total assets	$255.4	$240.5	$14.9	$—

Liabilities:
Fuel hedges — other accrued liabilities	$4.9	$—	$4.9	$—
Commodity hedges — other accrued liabilities	0.8	—	0.8	—

Total liabilities	$5.7	$—	$5.7	$—

13. SEGMENT INFORMATION
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2010 and 2009 is shown in the following tables:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended September 30, 2010:
Eastern	$618.8	$(90.3)	$528.5	$52.4	$107.3	$40.1	$4,429.7
Midwestern	562.6	(107.3)	455.3	54.3	95.3	41.8	3,661.1
Southern	576.5	(79.6)	496.9	55.3	115.9	57.0	4,860.7
Western	684.1	(127.2)	556.9	56.6	125.3	62.1	5,521.1
Corporate entities	28.4	(4.3)	24.1	13.1	(76.2)	(15.0)	985.4

Total	$2,470.4	$(408.7)	$2,061.7	$231.7	$367.6	$186.0	$19,458.0

Three Months Ended September 30, 2009:
Eastern	$628.0	$(91.6)	$536.4	$53.7	$136.6	$45.4	$4,454.3
Midwestern	562.0	(104.6)	457.4	57.3	97.1	56.3	3,589.4
Southern	588.3	(80.7)	507.6	59.6	112.7	38.3	4,857.4
Western	669.2	(121.8)	547.4	57.2	125.0	47.0	5,454.1
Corporate entities	32.3	(7.6)	24.7	12.7	(84.5)	0.4	1,174.9

Total	$2,479.8	$(406.3)	$2,073.5	$240.5	$386.9	$187.4	$19,530.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Nine Months Ended September 30, 2010:
Eastern	$1,830.7	$(267.9)	$1,562.8	$156.9	$358.0	$124.9	$4,429.7
Midwestern	1,633.3	(305.5)	1,327.8	160.8	284.9	160.0	3,661.1
Southern	1,726.9	(237.2)	1,489.7	170.3	356.1	144.9	4,860.7
Western	1,999.8	(370.8)	1,629.0	162.2	387.3	158.6	5,521.1
Corporate entities	90.3	(13.8)	76.5	38.7	(236.6)	(17.0)	985.4

Total	$7,281.0	$(1,195.2)	$6,085.8	$688.9	$1,149.7	$571.4	$19,458.0

Nine Months Ended September 30, 2009:
Eastern	$1,882.5	$(282.5)	$1,600.0	$162.8	$370.8	$133.9	$4,454.3
Midwestern	1,650.0	(312.9)	1,337.1	171.2	289.1	131.8	3,589.4
Southern	1,801.2	(247.7)	1,553.5	183.2	402.5	105.0	4,857.4
Western	2,003.1	(364.7)	1,638.4	171.3	470.7	137.7	5,454.1
Corporate entities	96.4	(25.3)	71.1	37.6	(272.5)	34.1	1,174.9

Total	$7,433.2	$(1,233.1)	$6,200.1	$726.1	$1,260.6	$542.5	$19,530.1

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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Collection:
Residential	$548.4	26.6%	$548.0	26.4%	$1,629.2	26.8%	$1,644.6	26.5%
Commercial	624.6	30.3	634.4	30.6	1,868.8	30.7	1,926.8	31.1
Industrial	387.4	18.8	396.2	19.1	1,118.8	18.4	1,173.4	18.9
Other	7.3	0.4	6.5	0.3	21.1	0.3	20.1	0.4

Total collection	1,567.7	76.1	1,585.1	76.4	4,637.9	76.2	4,764.9	76.9

Transfer and disposal	778.2		789.4		2,262.0		2,374.9
Less: Intercompany	(394.5)		(392.7)		(1,152.4)		(1,191.3)

Transfer and disposal, net	383.7	18.6	396.7	19.1	1,109.6	18.2	1,183.6	19.1
Other	110.3	5.3	91.7	4.5	338.3	5.6	251.6	4.0

Total revenue	$2,061.7	100.0%	$2,073.5	100.0%	$6,085.8	100.0%	$6,200.1	100.0%

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in this note; (ii) tax-related matters, which are discussed in Note 9, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 7, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $110 million relating to our outstanding legal proceedings as of September 30, 2010, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $118 million higher than the amount recorded as of September 30, 2010.
Countywide Matters
Since 2007, Republic Services of Ohio II, LLC (Republic-Ohio) has been subject to a number of environmental proceedings with governmental authorities with respect to our Countywide Recycling and Disposal Facility (Countywide). These proceedings have related primarily to environmental conditions at Countywide attributed to a chemical reaction resulting from the disposal of certain aluminum production waste at the site. We are currently subject to Findings and Orders issued by the Ohio Environmental Protection Agency and a Consent Order entered into with the State of Ohio. As a result, we are required to implement a comprehensive operation and maintenance program for managing the remediation area and to address certain compliance issues at the facility. The remediation liability for Countywide recorded as of September 30, 2010 was $69.4 million, of which $6.9 million is expected to be paid over the next twelve months. See Note 7, Landfill and Environmental Costs for more information.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around Countywide sued Republic Services, Inc. and Republic-Ohio for alleged negligence and nuisance. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. The court has consolidated the two actions. We have assumed both the defense and the liability of the Waste Management entities in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. We will vigorously defend against the plaintiffs’ allegations in the consolidated action.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% for 2010. Management anticipates that post-judgment interest could accrue through the middle of 2011 for a total of $7.7 million. We have filed a notice of appeal, and the case has been fully briefed in the Court of Appeals. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
Forward Matters
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. and Allied Waste Industries, Inc. on February 14, 2008 in the Superior Court of California, County of San Joaquin. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, the District Attorney alleges that landfill gas measured by a monitoring probe at the property boundary has exceeded an action level of five percent methane. We are vigorously defending against the allegations.
On February 5, 2010, the U.S. Environmental Protection Agency (EPA) Region IX delivered a Finding and Notice of Violation to the Forward Landfill as a result of alleged violations of the Title V permit issued under the Clean Air Act. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, and submitting inaccurate compliance certifications. A complaint has not yet been filed, and we are undergoing nonbinding mediation with the agencies as we continue to vigorously defend against the allegations.
Litigation Related to Fuel and Environmental Fees
On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc. filed a complaint against Republic Services, Inc. and Allied Waste Industries, Inc. in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees. On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged. The CLN Properties/Maevers complaint purports to be filed on behalf of a nationwide class of similarly situated plaintiffs, while the Klingler’s complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. Each complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. In the CLN Properties/Maevers case, discovery relating to class certification issues has concluded, and a hearing on class certification is set for December 3, 2010. In the Klingler’s case, the court has entered an order that allows plaintiff until August 12, 2011 to move for class certification. The plaintiffs in both actions have not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that this matter will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in both lawsuits.
Imperial Landfill Matter
On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) presented the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints, primarily in late 2008 and 2009. Both the PADEP and the ACHD subsequently issued additional notices of violation for similar alleged violations. On March 12, 2010, we signed a Consent Assessment of Civil Penalties (CACP) with the PADEP in connection with PADEP’s allegations of violations at the landfill through November 16, 2009. The total penalty amount in the CACP was $650,000. On April 12, 2010, additional orders were issued against us by both the PADEP and the ACHD for the allegedly continuing failure to bring the landfill’s odor issues under control. We have had settlement discussions with PADEP and have reached an understanding to settle all alleged violations from November 17, 2009 (the last date of the violations settled under the previous CACP) for $140,000. We expect that PADEP will withdraw its April

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
12, 2010 order and that the parties will execute a Consent Order and Agreement. We also have reached an understanding with ACHD to settle all outstanding violations through the date a settlement agreement is executed for $225,000. If a final settlement is not reached with each agency, we will vigorously defend against these latest orders.
Proxy Disclosure Matter
In late 2009, a stockholder sued Republic Services, Inc. in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (EIP) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP does not comply with Section 162(m) of the Internal Revenue Code. Defendants’ motion to dismiss plaintiff’s complaint has been fully briefed. We believe the lawsuit is without merit and is not material and intend to vigorously defend against the plaintiff’s allegations.
Contracting Matter
We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and have had further discussions with, law enforcement and other authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or other markets. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.
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
In January 2006, CDC was issued an Agreed Preliminary Injunction and Order (Preliminary Order) by the Circuit Court of Illinois, Cook County. On August 17, 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the court that vacated the Preliminary Order. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for CDC as of September 30, 2010 was $82.5 million of which $7.5 million is expected to be paid over the next twelve months. See Note 7, Landfill and Environmental Costs for more information. Pursuant to the Final Order, we have paid the State a civil penalty of $1,000,000 and costs of $200,000, and we have agreed to pay up to $75,000 to cover the State’s future costs.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50,000,000 and punitive damages in excess of $50,000,000, the amount of damages being sought is unspecified. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. We intend to vigorously defend against the plaintiffs’ allegations in this action.
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and briefing is ongoing. We intend to continue to defend this lawsuit vigorously.
Sunshine Canyon Matter
On November 17, 2009, the South Coast Air Quality Management District (District) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The District Hearing Board held an initial compliance hearing on December 17, 2009, which started the process of several days of hearings and negotiations over a draft Order for Abatement (Order). In January 2010 and February 2010, the District issued three additional notices of violation to Sunshine Canyon in response to alleged odor complaints at the landfill. On March 24, 2010, the District approved and issued a final order that requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. Sunshine Canyon completed all its studies and on July 8, 2010, the District Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. While the District has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty. On September 27, 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring the implementation of certain corrective measures to reduce odor issues that are in addition to those set forth in the order. While the Department’s letter does not demand civil penalties, it does state that failure to implement the corrective measures may result in a violation of the site’s conditional use permit and penalties associated with such a violation.
Lorain County Landfill Matter
Since 2006, the Lorain County Landfill located in Lorain, Ohio has agreed to two consensual Director’s Final Findings and Orders (DFFO’s) issued by the Ohio Environmental Protection Agency related to operational issues, including odors. The Ohio Attorney General’s office has advised us that it intends to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc., which has operated and maintained the landfill’s gas collection system, for violations that are alleged to continue to occur in violation of the DFFOs and are related to continuing odors. We are engaging in discussions with representatives of the Attorney General’s office to attempt to amicably resolve the State’s issues and to negotiate a consent order that would be filed with the common pleas court.
Kestrel Hawk and Mallard Ridge Landfill Matters
The Wisconsin Department of Natural Resources (WDNR) issued Notices of Violation (NOVs) to our subsidiary Republic Services of Wisconsin GP, LLC (Republic Wisconsin) on September 3, 2008 and September 10, 2008 alleging violations of the Kestrel Hawk Landfill’s air permit relating to flare outages and alleging solid waste violations relating to the landfill’s plan of operation. By letter dated October 27, 2009, WDNR notified Republic Wisconsin that it referred Republic Wisconsin to the Wisconsin Department of Justice (WDOJ) for enforcement. On May 4, 2010, the WDNR issued an NOV to Republic Wisconsin alleging violations of the Mallard Ridge Landfill’s air permit relating to flare outages. On October 26, 2010, the parties agreed to settle both the Kestrel Hawk and Mallard Ridge matters for approximately $175,000 of forfeitures and approximately $75,000 of surcharges, costs and assessments.
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

	September 30,	December 31,
	2010	2009
Financing proceeds	$78.0	$93.1
Capping, closure and post-closure obligations	61.2	62.4
Self-insurance	57.4	65.1
Other	9.5	19.9

Total restricted cash and marketable securities	$206.1	$240.5

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
Self-Insurance Reserves
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. We carry general liability, vehicle liability, employment practices liability, pollution liability, directors and officers’ liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Claims in excess of self-insurance levels are fully insured subject to policy limits.
In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the acquisition of Allied have been recorded at our estimate of fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid. As of September 30, 2010, the remaining unamortized discount to the self-insurance reserves was $25.3 million.
Our liabilities for unpaid and incurred but not reported claims at September 30, 2010 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $409.0 million and are included in other current liabilities and other liabilities in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. If recorded reserves are not adequate to cover the future payment of claims, adjustments to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are the primary obligor under certain of the Senior Notes issued by us. All of the subsidiary guarantors are 100% wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets

	September 30, 2010
			Non -
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$92.2	$25.1	$3.2	$—	$120.5
Accounts receivable, net	—	864.8	30.9	—	895.7
Prepaid expenses and other current assets	108.8	78.7	13.3	—	200.8
Deferred tax assets	103.0	—	10.2	—	113.2

Total current assets	304.0	968.6	57.6	—	1,330.2
Restricted cash and marketable securities	74.3	52.2	79.6	—	206.1
Property and equipment, net	55.5	6,188.8	342.6	—	6,586.9
Goodwill, net	—	10,646.8	—	—	10,646.8
Other intangible assets, net	23.5	427.2	—	—	450.7
Investment and net advances to affiliate	13,087.9	74.4	148.3	(13,310.6)	—
Other assets	84.5	95.8	57.0	—	237.3

Total assets	$13,629.7	$18,453.8	$685.1	$(13,310.6)	$19,458.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.9	$383.7	$19.4	$—	$473.0
Notes payable and current maturities of long-term debt	394.2	697.7	—	—	1,091.9
Deferred revenue	—	318.4	3.4	—	321.8
Accrued landfill and environmental costs, current portion	—	213.7	—	—	213.7
Accrued interest	30.3	53.3	—	—	83.6
Other accrued liabilities	218.0	230.2	203.1	—	651.3

Total current liabilities	712.4	1,897.0	225.9	—	2,835.3
Long-term debt, net of current maturities	3,959.6	1,861.5	14.9	—	5,836.0
Accrued landfill and environmental costs, net of current portion	0.5	342.5	1,080.8	—	1,423.8
Deferred income taxes and other long-term tax liabilities	970.5	—	(5.9)	—	964.6
Self-insurance reserves, net of current portion	—	95.4	195.8	—	291.2
Other long-term liabilities	202.8	61.9	56.4	—	321.1
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,779.9	14,195.5	(884.9)	(13,310.6)	7,779.9

Total Republic Services, Inc. stockholders’ equity	7,783.9	14,195.5	(884.9)	(13,310.6)	7,783.9
Noncontrolling interests	—	—	2.1	—	2.1

Total stockholders’ equity	7,783.9	14,195.5	(882.8)	(13,310.6)	7,786.0

Total liabilities and stockholders’ equity	$13,629.7	$18,453.8	$685.1	$(13,310.6)	$19,458.0

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$2,000.8	$79.7	$(18.8)	$2,061.7
Expenses:
Cost of operations	0.4	1,175.5	67.8	(18.8)	1,224.9
Depreciation, amortization and depletion	5.6	201.6	4.4	—	211.6
Accretion	—	9.5	10.6	—	20.1
Selling, general and administrative	48.1	158.3	3.0	—	209.4
(Gain) loss on disposition of assets and impairments, net	—	25.5	—	—	25.5
Restructuring charges	—	2.6	—	—	2.6

Operating income	(54.1)	427.8	(6.1)	—	367.6
Interest expense	(53.9)	(68.2)	0.1	—	(122.0)
Loss on extinguishment of debt	(1.4)	(18.0)	—	—	(19.4)
Interest income	—	0.2	0.2	—	0.4
Other income, net	2.1	0.9	0.1	—	3.1
Equity in earnings of subsidiaries	104.6	4.3	1.0	(109.9)	—
Intercompany interest income (expense)	152.6	(166.9)	14.3	—	—

Income before income taxes	149.9	180.1	9.6	(109.9)	229.7
Provision for income taxes	15.7	75.9	3.6	—	95.2

Net income	134.2	104.2	6.0	(109.9)	134.5

Less: net income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)

Net income attributable to Republic Services, Inc.	$134.2	$104.2	$5.7	$(109.9)	$134.2

	Three Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$2,005.1	$88.5	$(20.1)	$2,073.5
Expenses:
Cost of operations	1.7	1,162.7	63.2	(20.1)	1,207.5
Depreciation, amortization and depletion	3.3	209.8	5.2	—	218.3
Accretion	—	7.1	15.1	—	22.2
Selling, general and administrative	47.5	172.9	5.0	—	225.4
(Gain) loss on disposition of assets and impairments, net	0.4	0.5	—	—	0.9
Restructuring charges	—	12.3	—	—	12.3

Operating income	(52.9)	439.8	—	—	386.9
Interest expense	(21.4)	(123.4)	—	—	(144.8)
Loss on extinguishment of debt	(6.9)	(24.9)	—	—	(31.8)
Interest income	0.1	0.2	0.2	—	0.5
Other income, net	(0.3)	1.3	0.3	—	1.3
Equity in earnings of subsidiaries	171.9	11.6	(0.5)	(183.0)	—
Intercompany interest income (expense)	—	(19.9)	19.9	—	—

Income before income taxes	90.5	284.7	19.9	(183.0)	212.1
Provision for income taxes	(30.0)	113.8	7.3	—	91.1

Net income	120.5	170.9	12.6	(183.0)	121.0

Less: net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)

Net income attributable to Republic Services, Inc.	$120.5	$170.4	$12.6	$(183.0)	$120.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$5,913.1	$224.5	$(51.8)	$6,085.8
Expenses:
Cost of operations	3.7	3,455.4	172.7	(51.8)	3,580.0
Depreciation, amortization and depletion	15.8	601.2	11.4	—	628.4
Accretion	—	18.3	42.2	—	60.5
Selling, general and administrative	145.3	476.3	8.9	—	630.5
(Gain) loss on disposition of assets and impairments, net	—	27.1	—	—	27.1
Restructuring charges	—	9.6	—	—	9.6

Operating income	(164.8)	1,325.2	(10.7)	—	1,149.7
Interest expense	(151.8)	(236.1)	0.9	—	(387.0)
Loss on extinguishment of debt	(1.5)	(150.0)	(0.2)	—	(151.7)
Interest income	(2.0)	(2.5)	5.0	—	0.5
Other income, net	3.4	1.3	—	—	4.7
Equity in earnings of subsidiaries	296.3	17.0	2.6	(315.9)	—
Intercompany interest income (expense)	419.0	(473.1)	54.1	—	—

Income before income taxes	398.6	481.8	51.7	(315.9)	616.2
Provision for income taxes	39.7	197.3	19.6	—	256.6

Net income	358.9	284.5	32.1	(315.9)	359.6

Less: net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)

Net income attributable to Republic Services, Inc.	$358.9	$284.5	$31.4	$(315.9)	$358.9

	Nine Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$5,995.1	$261.5	$(56.5)	$6,200.1
Expenses:
Cost of operations	5.1	3,526.2	168.3	(56.5)	3,643.1
Depreciation, amortization and depletion	10.6	633.0	15.1	—	658.7
Accretion	—	24.6	42.8	—	67.4
Selling, general and administrative	117.6	528.9	12.2	—	658.7
(Gain) loss on disposition of assets and impairments, net	7.9	(152.2)	—	—	(144.3)
Restructuring charges	—	55.9	—	—	55.9

Operating income	(141.2)	1,378.7	23.1	—	1,260.6
Interest expense	(70.0)	(375.8)	(3.0)	—	(448.8)
Loss on extinguishment of debt	(6.9)	(24.9)	—	—	(31.8)
Interest income	0.6	0.3	0.8	—	1.7
Other income, net	(0.4)	1.6	1.6	—	2.8
Equity in earnings of subsidiaries	666.4	54.1	(2.6)	(717.9)	—
Intercompany interest income (expense)	—	(58.8)	58.8	—	—

Income before income taxes	448.5	975.2	78.7	(717.9)	784.5
Provision for income taxes	(10.9)	311.9	22.9	—	323.9

Net income	459.4	663.3	55.8	(717.9)	460.6

Less: net income attributable to noncontrolling interests	—	(1.2)	—	—	(1.2)

Net income attributable to Republic Services, Inc.	$459.4	$662.1	$55.8	$(717.9)	$459.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided by Operating Activities:
Net income	$358.9	$284.5	$32.1	$(315.9)	$359.6
Equity in earnings of subsidiaries, net of taxes	(296.3)	(17.0)	(2.6)	315.9	—
Other adjustments	99.6	533.2	(28.7)	—	604.1

Cash Provided by Operating Activities	162.2	800.7	0.8	—	963.7

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(559.7)	(11.7)	—	(571.4)
Proceeds from sales of property and equipment	—	17.4	—	—	17.4
Cash used in acquisitions, net of cash acquired	—	(21.4)	—	—	(21.4)
Cash proceeds from divestitures, net of cash divested	—	50.6	—	—	50.6
Change in restricted cash and marketable securities	(6.6)	31.9	7.7	—	33.0
Other	—	(0.6)	—	—	(0.6)
Change in investment and net advances to affiliate	(1,164.0)	(300.0)	—	1,464.0	—

Cash (Used in) Provided by Investing Activities	(1,170.6)	(781.8)	(4.0)	1,464.0	(492.4)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,069.5	—	—	—	1,069.5
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(1,397.3)	(1,064.8)	(301.2)	—	(2,763.3)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(23.7)	—	—	—	(23.7)
Issuances of common stock	67.1	—	—	—	67.1
Excess income tax benefit from stock option exercises	2.9	—	—	—	2.9
Purchases of common stock for treasury	(1.4)	—	—	—	(1.4)
Cash dividends paid	(217.7)	—	—	—	(217.7)
Distributions paid to noncontrolling interest	—	—	(1.2)	—	(1.2)
Change in investment and net advances from parent	—	1,164.0	300.0	(1,464.0)	—

Cash Provided by (Used in) Financing Activities	998.8	68.8	(2.4)	(1,464.0)	(398.8)

Increase (Decrease) in Cash and Cash Equivalents	(9.6)	87.7	(5.6)	—	72.5
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$92.2	$25.1	$3.2	$—	$120.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided by (Used in) Operating Activities:
Net income	$459.4	$663.3	$55.8	$(717.9)	$460.6
Equity in earnings of subsidiaries, net of taxes	(666.4)	(54.1)	2.6	717.9	—
Other adjustments	222.6	389.3	(60.1)	—	551.8

Cash Provided by (Used in) Operating Activities	15.6	998.5	(1.7)	—	1,012.4

Cash Provided by (Used in) Investing Activities:
Purchases of property and equipment	(1.4)	(530.8)	(10.3)	—	(542.5)
Proceeds from sales of property and equipment	—	22.8	—	—	22.8
Cash used in acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Cash proceeds from divestitures, net of cash divested	—	473.3	—	—	473.3
Change in restricted cash and marketable securities	19.7	8.8	(1.4)	—	27.1
Change in investment and net advances to affiliate	—	(616.0)	—	616.0	—

Cash Provided by (Used in) Investing Activities	18.3	(642.0)	(11.7)	616.0	(19.4)

Cash (Used in) Provided by Financing Activities:
Proceeds from notes payable and long-term debt	939.3	—	8.9	—	948.2
Proceeds from issuance of senior notes, net of discount	645.4	—	—	—	645.4
Payments of notes payable and long-term debt	(1,839.2)	(290.6)	(193.9)	—	(2,323.7)
Premiums paid on extinguishment of debt	(4.3)	(13.7)	—	—	(18.0)
Fees paid to issue and retire senior notes and certain hedging	(6.6)	(2.4)	—	—	(9.0)
Issuances of common stock	17.9	—	—	—	17.9
Excess income tax benefit from stock option exercises	1.4	—	—	—	1.4
Purchases of common stock for treasury	(0.5)	—	—	—	(0.5)
Cash dividends paid	(216.1)	—	—	—	(216.1)
Change in investment and net advances from parent	412.7	—	203.3	(616.0)	—

Cash (Used in) Provided by Financing Activities	(50.0)	(306.7)	18.3	(616.0)	(954.4)

Increase (Decrease) in Cash and Cash Equivalents	(16.1)	49.8	4.9	—	38.6
Cash and Cash Equivalents at Beginning of Period	67.2	(10.8)	12.3	—	68.7

Cash and Cash Equivalents at End of Period	$51.1	$39.0	$17.2	$—	$107.3

16. SUBSEQUENT EVENTS
In November 2010, the board of directors authorized the repurchase of up to $400.0 million of our outstanding shares of common stock through December 31, 2011. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.
In October 2010, we completed transactions to acquire operations in St. Louis, Missouri and southern Illinois and to sell certain of our southern Wisconsin operations. The St. Louis and Southern Illinois operations consist of two collection companies and two landfills. The divested operations included two collection companies, a transfer station, a materials recovery facility and one landfill. Also in October 2010, we divested a transfer station in Brooklyn, New York and acquired a recycling and transfer station business in Indiana. The businesses acquired and divested have annual revenues of approximately $37 million and $29 million, respectively.
In the fourth quarter of 2010, we refinanced certain of our tax-exempt financings. We currently expect to incur a loss on extinguishment of debt of approximately $10 million related to our fourth quarter refinancings.
We have evaluated subsequent events through the date these financial statements were filed. No additional material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in our current period financial statements.

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
General
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 359 collection companies in 40 states and Puerto Rico. We own or operate 218 transfer stations, 193 active solid waste landfills and 75 recycling facilities. We also operate 76 landfill gas and renewable energy projects. We completed our merger with Allied Waste Industries, Inc. (Allied) in December 2008.
Despite the challenging economic environment, our business has performed well during 2010 due in large part to the indispensable nature of our services and the scalability of our business. Revenue, for the nine months ended September 30, 2010, decreased by 1.8% or $114.3 million to $6,085.8 million as compared to $6,200.1 million during the comparable period in 2009. Due to the acquisition of Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities in overlapping markets. The resulting divestitures, as well as other divestitures in the normal course of business, decreased revenue by 1.3% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Excluding the divested revenues, core revenue for the nine months ended September 30, 2010 decreased 0.5%, consisting of a 1.7% increase in core price, 1.4% increase in commodity price and a 0.7% increase in fuel charges, offset by a decrease of 4.3% in core volume. The core price increase, together with operating efficiencies arising from the merger and cost control measures taken by our operations management to scale the business down for lower volumes, served to moderate profit margin declines associated with rising costs and declining revenue resulting from decreases in service volumes.
Recent Developments
In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.
Business Acquisitions and Divestitures
We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.
Merger with Allied Waste Industries, Inc.
On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value. We completed our purchase price allocation for this acquisition during 2009. Future adjustments, if any, made to the valuation of assets acquired and liabilities assumed will be recorded in the consolidated statement of income in the period in which such adjustments become known.
As a result of our 2008 acquisition of Allied, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the three months ended September 30, 2010 and 2009, we incurred $2.6 million and $12.3 million, respectively, of restructuring and integration charges related to our integration of Allied. During the nine months ended September 30, 2010 and 2009, we incurred $9.6 million, net of adjustments, and $55.9 million, respectively, of restructuring and integration charges related to our integration of Allied. Substantially all the charges are recorded in our corporate segment. We expect to incur additional charges of $0.9 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and into 2011.

As a result of our integration activities, we have achieved $190 million of annual run-rate synergies.
As a condition of the merger with Allied, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. We completed all of the required divestitures as of September 30, 2009.
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2010 and 2009
The following table summarizes our operating revenue, costs and expenses for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenue	$2,061.7	100.0%	$2,073.5	100.0%	$6,085.8	100.0%	$6,200.1	100.0%
Cost of operations	1,224.9	59.4	1,207.5	58.2	3,580.0	58.8	3,643.1	58.8
Depreciation, amortization and depletion of property and equipment	193.9	9.4	200.8	9.7	575.5	9.4	606.2	9.8
Amortization of other intangible assets and other assets	17.7	0.9	17.5	0.8	52.9	0.9	52.5	0.8
Accretion	20.1	1.0	22.2	1.1	60.5	1.0	67.4	1.1
Selling, general and administrative	209.4	10.2	225.4	10.9	630.5	10.4	658.7	10.6
Loss (gain) on disposition of assets and impairments, net	25.5	1.2	0.9	—	27.1	0.4	(144.3)	(2.3)
Restructuring charges	2.6	0.1	12.3	0.6	9.6	0.2	55.9	0.9

Operating income	$367.6	17.8%	$386.9	18.7%	$1,149.7	18.9%	$1,260.6	20.3%

Our pre-tax income was $229.7 million and $616.2 million for the three and nine months ended September 30, 2010 versus $212.1 million and $784.5 million for the comparable 2009 periods, respectively. Our net income attributable to Republic Services, Inc. was $134.2 million and $358.9 million for the three and nine months ended September 30, 2010, or $0.35 and $0.93 per diluted share, respectively, versus $120.5 million and $459.4 million, or $0.32 and $1.21 per diluted share for the comparable 2009 periods, respectively.
During each of the three and nine month periods ended September 30, 2010 and 2009, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$229.7	$134.2	$0.35	$212.1	$120.5	$0.32
Loss on extinguishment of debt	19.4	9.2	0.02	31.8	19.7	0.05
Costs to achieve synergies	7.4	4.5	0.01	8.9	5.5	0.01
Restructuring charges	2.6	1.6	0.01	12.3	7.6	0.02
Remediation recoveries	—	—	—	(8.8)	(5.4)	(0.01)
Loss on disposition of assets and impairments, net	25.5	23.3	0.06	0.9	1.4	—

Adjusted	$284.6	$172.8	$0.45	$257.2	$149.3	$0.39

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$616.2	$358.9	$0.93	$784.5	$459.4	$1.21
Loss on extinguishment of debt	151.7	92.5	0.24	31.8	19.7	0.05
Costs to achieve synergies	25.0	15.3	0.04	31.8	19.5	0.05
Restructuring charges	9.6	5.9	0.02	55.9	34.1	0.09
Remediation recoveries	—	—	—	(8.8)	(5.4)	(0.01)
Loss (gain) on disposition of assets and impairments, net	27.1	24.2	0.06	(144.3)	(88.7)	(0.23)

Adjusted	$829.6	$496.8	$1.29	$750.9	$438.6	$1.16

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
Loss on extinguishment of debt. During the three months ended September 30, 2010, we refinanced $358.7 million and retired $20.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $19.4 million for the write-off of unamortized debt discounts and professional fees related to these transactions.
Additionally, during the first quarter of 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040. We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss on extinguishment of debt of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes. Separately, we incurred a loss of $0.2 million in the first quarter of 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program.
Restructuring charges. During the three and nine months ended September 30, 2010 we incurred $2.6 million and $9.6 million, respectively, of restructuring and integration charges related to our merger with Allied versus $12.3 million and $55.9 million for the comparable 2009 periods, respectively. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. We expect to incur additional charges of $0.9 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and into 2011.
Costs to achieve synergies. During the three and nine months ended September 30, 2010 we incurred $7.4 million and $25.0 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses versus $8.9 million and $31.8 million for the comparable 2009 periods, respectively. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. We expect that we will incur an additional $7.5 million in the fourth quarter of 2010 to complete our synergy incentive plan.
Remediation recoveries. During the three months ended September 30, 2009 we recovered $8.8 million of insurance proceeds related to remediation costs at our Countywide facility that are recorded in cost of operations in our unaudited consolidated statements of income.
Loss (gain) on disposition of assets and impairments, net. During the three and nine months ended September 30, 2010, we recorded a net loss on the disposition of assets and impairments of $25.5 million and $27.1 million, respectively. In August 2010, we divested hauling operations and two transfer stations in New York for aggregate proceeds of approximately $50 million and recognized a loss on disposition of $14.7 million. Additionally, during the nine months ended September 30, 2010, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used. Future adjustments, if any, made to the valuation of assets acquired and liabilities assumed will be recorded in the consolidated statement of income in the period in which such adjustments become known.

During the three and nine months ended September 30, 2009, we recorded a net loss (gain) on the disposition of assets and impairments of $0.9 million and $(144.3) million, respectively. In October 2009, we divested a hauling operation in Miami-Dade County, Florida. We adjusted these assets to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $8.7 million in our consolidated statement of income for the three months ended September 30, 2009. The net gains recorded during the nine months ended September 30, 2009 related to assets belonging to Republic prior to the merger with Allied that were required to be divested.
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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Collection:
Residential	$548.4	26.6%	$548.0	26.4%	$1,629.2	26.8%	$1,644.6	26.5%
Commercial	624.6	30.3	634.4	30.6	1,868.8	30.7	1,926.8	31.1
Industrial	387.4	18.8	396.2	19.1	1,118.8	18.4	1,173.4	18.9
Other	7.3	0.4	6.5	0.3	21.1	0.3	20.1	0.4

Total collection	1,567.7	76.1	1,585.1	76.4	4,637.9	76.2	4,764.9	76.9

Transfer and disposal	778.2		789.4		2,262.0		2,374.9
Less: Intercompany	(394.5)		(392.7)		(1,152.4)		(1,191.3)

Transfer and disposal, net	383.7	18.6	396.7	19.1	1,109.6	18.2	1,183.6	19.1

Other	110.3	5.3	91.7	4.5	338.3	5.6	251.6	4.0

Total revenue	$2,061.7	100.0%	$2,073.5	100.0%	$6,085.8	100.0%	$6,200.1	100.0%

The following table reflects changes in our revenue for the three and nine months ended September 30, 2010 and 2009. We have presented the components of our revenue changes for the three and nine months ended September 30, 2009 assuming our merger with Allied occurred on January 1, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Core price	1.5%	2.8%	1.7%	3.2%
Fuel surcharges	0.5	(3.6)	0.7	(2.6)
Commodities	0.6	(1.9)	1.4	(2.4)

Total price	2.6	(2.7)	3.8	(1.8)

Volume	(2.5)	(10.1)	(4.3)	(9.6)

Total internal growth	0.1	(12.8)	(0.5)	(11.4)

Acquisitions / divestitures, net	(0.7)	(1.9)	(1.3)	(1.1)
Intercompany eliminations	—	(0.3)	—	(0.3)

Total	(0.6)%	(15.0)%	(1.8)%	(12.8)%

During the three and nine months ended September 30, 2010, we experienced negative core volume growth in our collection and transfer station lines of business, primarily due to the challenging economic environment. Although we experienced negative core volume in our landfill line of business for the nine months ended September 30, 2010, we did experience positive volume growth for the three months ended September 30, 2010, due primarily to an increase in special waste volumes. This information has been prepared for illustrative purposes and is not intended to be indicative of the revenue that would have been realized had the merger been consummated at the beginning of the periods presented or the future results of the combined operations.
Cost of Operations
Cost of operations for the three and nine months ended September 30, 2010 was $1,224.9 million and $3,580.0 million, or, as a percentage of revenue, 59.4% and 58.8%, respectively, versus $1,207.5 million and $3,643.1 million, or, as a percentage of revenue, 58.2% and 58.8% for the comparable 2009 periods, respectively.
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Labor and related benefits	$392.9	19.1%	$398.6	19.2%	$1,152.3	18.9%	$1,190.4	19.2%
Transfer and disposal costs	173.8	8.4	184.1	8.9	503.7	8.3	533.0	8.6
Maintenance and repairs	158.4	7.7	161.7	7.8	459.8	7.6	493.1	8.0
Transportation and subcontract costs	118.6	5.8	125.3	6.0	354.1	5.8	373.9	6.0
Fuel	101.8	4.9	92.6	4.5	299.8	4.9	253.7	4.1
Franchise fees and taxes	101.2	4.9	104.6	5.0	296.5	4.9	305.4	4.9
Landfill operating costs	31.2	1.5	20.3	1.0	95.9	1.6	84.1	1.4
Risk management	52.5	2.5	30.7	1.5	135.6	2.2	144.1	2.3
Cost of goods sold	24.7	1.2	18.6	0.9	75.6	1.2	46.3	0.7
Other	69.8	3.4	71.0	3.4	206.7	3.4	219.1	3.6

Total cost of operations	$1,224.9	59.4%	$1,207.5	58.2%	$3,580.0	58.8%	$3,643.1	58.8%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations as a percentage of revenue increased 1.2% for the three months ended September 30, 2010, and remained constant for the nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, we incurred higher fuel costs and higher landfill operating costs partially offset by lower labor and related benefits, transfer and disposal, maintenance and repairs and transportation and subcontract costs. Risk management costs increased during the three months ended September 30, 2010; however, they decreased during the nine months ended September 2010 versus the comparable 2009 periods. These changes are primarily attributable to:
•	Average fuel costs per gallon for the three and nine months ended September 30, 2010 were $2.94, respectively, increases of $0.34 and $0.57 or 13.1% and 24.1% from the three and nine months ended September 30, 2009, which averaged $2.60 and $2.37, respectively.

•	During the three months ended September 30, 2009, we recovered $8.8 million of insurance proceeds related to remediation costs at our Countywide facility which reduced our landfill operating costs during that period. There were no such recoveries during the comparable 2010 period.

•	Risk management costs increased during the three months ended September 30, 2010, as we experienced higher favorable actuarial development during the three months ended September 30, 2009 than during the comparable 2010 period. However, risk management costs for the nine months ended September 30, 2010 continue to decrease as we continue to experience favorable actuarial development primarily attributable to our continued focus on safety.

•	Labor and related benefits, transfer and disposal, maintenance and repair and transportation and subcontract costs for the three and nine months ended September 30, 2010 continue to decrease versus the comparable 2009 periods due to lower waste volumes and cost control measures.
During the three and nine months ended September 30, 2010, approximately 67%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), compared to 68%, respectively, for the comparable 2009 periods. The decline in internalization is primarily due to the divestiture of certain landfill assets as required by the DOJ.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Depreciation and amortization of property and equipment	$128.1	6.2%	$129.8	6.3%	$384.0	6.3%	$389.9	6.3%
Landfill depletion and amortization	65.8	3.2	71.0	3.4	191.5	3.1	216.3	3.5

Depreciation, amortization and depletion expense	$193.9	9.4%	$200.8	9.7%	$575.5	9.4%	$606.2	9.8%

Depreciation, amortization and depletion expenses for property and equipment were $193.9 million and $575.5 million or, as a percentage of revenue, 9.4% for the three and nine months ended September 30, 2010, respectively, versus $200.8 million and $606.2 million or, as a percentage of revenue, 9.7% and 9.8% for the comparable 2009 periods, respectively. The decrease in aggregate dollars and as a percentage of revenue is due to a reduction of amortization expense associated with lower landfill volumes and assets divested as required by the DOJ.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $17.7 million and $52.9 million or, as a percentage of revenue, 0.9% for the three and nine months ended September 30, 2010, respectively, versus $17.5 million and $52.5 million or, as a percentage of revenue, 0.8% for the comparable 2009 periods, respectively. Due to the lack of any significant acquisition or divestiture activity, the amortization is relatively consistent. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.
Accretion Expense
Accretion expense was $20.1 million and $60.5 million or, as a percentage of revenue, 1.0% for the three and nine months ended September 30, 2010, respectively, versus $22.2 million and $67.4 million or, as a percentage of revenue, 1.1% for the comparable 2009 periods, respectively. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $209.4 million and $630.5 million or, as a percentage of revenue, 10.2% and 10.4%, for the three and nine months ended September 30, 2010, respectively, versus $225.4 million and $658.7 million or, as a percentage of revenue, 10.9% and 10.6% for the comparable 2009 periods, respectively.

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
The following tables provide the components of our selling, general and administrative costs for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Salaries	$134.0	6.5%	$144.9	7.0%	$402.2	6.6%	$414.2	6.7%
Provision for doubtful accounts	4.1	0.2	7.4	0.4	14.4	0.2	16.8	0.3
Costs to achieve synergies	7.4	0.4	8.9	0.4	25.0	0.4	31.8	0.5
Other	63.9	3.1	64.2	3.1	188.9	3.2	195.9	3.1

Total selling, general and administrative expenses	$209.4	10.2%	$225.4	10.9%	$630.5	10.4%	$658.7	10.6%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.
Salaries within selling, general and administrative expenses decreased 0.5% and 0.1%, as a percentage of revenue, for the three and nine months months ended September 30, 2010, respectively, versus the comparable 2009 periods due primarily to a decrease in expense related to management incentive compensation.
The provision for doubtful accounts decreased 0.2%, as a percentage of revenue, for the three months ended September 30, 2010 versus the comparable 2009 period due primarily to a decrease in the amount of past due customer accounts.
Loss (Gain) on Disposition of Assets and Impairments, Net
During the three and nine months ended September 30, 2010, we recorded a net loss on the disposition of assets and impairments of $25.5 million and $27.1 million, respectively. In August 2010, we divested hauling operations and two transfer stations in New York for aggregate proceeds of approximately $50 million and recognized a loss on disposition of $14.7 million. Additionally, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used.
During the three and nine months ended September 30, 2009, we recorded a net loss (gain) on the disposition of assets and impairments of $0.9 million and $(144.3) million, respectively. In October 2009, we divested a hauling operation in Miami-Dade County, Florida. We adjusted these assets to their estimated fair values less costs to sell, resulting in the recognition of an asset impairment loss of $8.7 million in our consolidated statement of income for the three months ended September 30, 2009. The net gains recorded during the nine months ended September 30, 2009 related to assets belonging to Republic prior to the merger with Allied that were required to be divested.
Restructuring Charges
During the three and nine months ended September 30, 2010, we incurred $2.6 million and $9.6 million, respectively, of restructuring and integration charges related to our integration of Allied, which consisted of charges and adjustments for severance, employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment. We expect to incur additional charges of $0.9 million to complete our plan. We expect that the majority of these charges will be paid during the remainder of 2010 and into 2011. During the three and nine months ended September 30, 2009, we incurred $12.3 million and $55.9 million, respectively, of such charges.
Interest Expense
Interest expense was $122.0 million and $387.0 million for the three and nine months ended September 30, 2010, respectively, compared to $144.8 million and $448.8 million for the comparable 2009 periods. The following tables provide the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense on debt and capital lease obligations	$99.6	$112.4	$314.0	$344.1
Accretion of debt discounts	12.3	25.4	40.9	76.0
Accretion of remediation and risk reserves	12.0	9.9	36.2	33.3
Less: capitalized interest	(1.9)	(2.9)	(4.1)	(4.6)

Total interest expense	$122.0	$144.8	$387.0	$448.8

The decrease in interest expense and accretion of debt discounts during the three and nine months ended September 30, 2010 versus the comparable 2009 periods is primarily due to refinancing our higher interest rate debt in the second half of 2009 and 2010. Interest paid was $326.9 million and $346.0 million for the nine months ended September 30, 2010 and 2009, respectively.
The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million which is amortized as interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts on the outstanding debt assumed from Allied as of September 30, 2010 are as follows (in millions):

		Expected
		Amortization
	Remaining	Over the Next
	Discount	Twelve Months
$350.0 million senior notes due November 2010	$0.7	$0.7
$400.0 million senior notes due February 2011	3.5	3.5
$275.0 million senior notes due April 2011	3.4	3.4
$600.0 million senior notes due May 2016	66.7	9.5
$750.0 million senior notes due June 2017	88.5	10.2
$99.5 million debentures due May 2021	6.1	0.3
$360.0 million debentures due September 2035	92.6	0.9
Other, maturing 2014 through 2027	28.4	3.0

Total	$289.9	$31.5

Loss on extinguishment of debt
Loss on early extinguishment of debt was $19.4 million and $151.7 million for the three and nine months ended September 30, 2010, respectively. During the three months ended September 30, 2010, we refinanced $358.7 million and retired $20.8 million of our tax-exempt financings resulting in the write-off of unamortized debt discounts and professional fees related to these transactions.
The nine months ended September 30, 2010 also includes a loss of $132.1 million for premiums paid to repurchase debt, write-off of unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes. Additionally, we incurred a loss of $0.2 million in the first quarter of 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program. In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired.
In the fourth quarter of 2010, we expect to refinance certain of our tax-exempt financings, and, as such we expect to incur a fourth quarter loss on extinguishment of debt of approximately $10 million related to such refinancing.
Income Taxes
Our provision for income taxes was $95.2 million and $256.6 million for the three and nine months ended September 30, 2010, respectively, versus $91.1 million and $323.9 million for the comparable 2009 periods, respectively. Our effective tax rate, exclusive of minority interest income, was 41.5% and 41.7% for the three and nine months ended September 30, 2010, respectively. We expect the effective tax rate for the year ended December 31, 2010 to be approximately 42%.

With respect to the settlement of certain tax liabilities regarding BFI risk management companies, we paid $110.6 million during the first nine months of 2010.
In the future we may choose to divest certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized for reporting purposes. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.
Segment Discussion
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2010 and 2009 is shown in the following table (in millions of dollars and as a percentage of revenue):

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Three Months Ended September 30, 2010:
Eastern	$528.5	$52.4	$(15.8)	$107.3	20.3%
Midwestern	455.3	54.3	(0.4)	95.3	20.9
Southern	496.9	55.3	1.5	115.9	23.3
Western	556.9	56.6	(0.3)	125.3	22.5
Corporate entities	24.1	13.1	(10.5)	(76.2)	—

Total	$2,061.7	$231.7	$(25.5)	$367.6	17.8%

Three Months Ended September 30, 2009:
Eastern	$536.4	$53.7	$5.3	$136.6	25.5%
Midwestern	457.4	57.3	0.8	97.1	21.2
Southern	507.6	59.6	(6.9)	112.7	22.2
Western	547.4	57.2	0.3	125.0	22.8
Corporate entities	24.7	12.7	(0.4)	(84.5)	—

Total	$2,073.5	$240.5	$(0.9)	$386.9	18.7%

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Nine Months Ended September 30, 2010:
Eastern	$1,562.8	$156.9	$(16.4)	$358.0	22.9%
Midwestern	1,327.8	160.8	(0.8)	284.9	21.5
Southern	1,489.7	170.3	1.1	356.1	23.9
Western	1,629.0	162.2	(0.4)	387.3	23.8
Corporate entities	76.5	38.7	(10.6)	(236.6)	—

Total	$6,085.8	$688.9	$(27.1)	$1,149.7	18.9%

Nine Months Ended September 30, 2009:
Eastern	$1,600.0	$162.8	$5.0	$370.8	23.2%
Midwestern	1,337.1	171.2	27.2	289.1	21.6
Southern	1,553.5	183.2	32.1	402.5	25.9
Western	1,638.4	171.3	88.2	470.7	28.7
Corporate entities	71.1	37.6	(8.2)	(272.5)	—

Total	$6,200.1	$726.1	$144.3	$1,260.6	20.3%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2010 with 2009 are discussed in the following paragraphs. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ, as well as in the normal course of business. Additionally, on a year to date basis, the decrease in revenue resulting from declines in volumes noted below are attributable to the continued economic slowdown.
Eastern Region
Revenue for the three and nine months ended September 30, 2010 benefited from core price growth in all lines of business except transfer station in the nine months ended September 30, 2010. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and transfer station lines of business. The three and nine months ended September 30, 2010 include revenue of $2.7 million and $20.8 million, respectively, associated with divested locations. The three and nine months ended September 30, 2009 include revenue of $11.3 million and $51.9 million, respectively, associated with divested locations. Excluding the effect of the divested revenue, revenue increased $0.7 million for the three months ended September 30, 2010 and decreased $6.1 million for the nine months ended September 30, 2010, respectively, versus the comparable 2009 periods.
For the three and nine months ended September 30, 2010, operating margins were 20.3% and 22.9%, respectively, versus 25.5% and 23.2% for the comparable 2009 periods. The decrease in operating margins for the three months ended September 30, 2010 versus the comparable 2009 period is due primarily to the loss on the disposition of assets of $15.8 million in the 2010 period compared to the gains of $5.3 million in the 2009 period, higher fuel and risk insurance costs, and an $8.8 million recovery of insurance proceeds related to remediation costs at our Countywide facility that reduced our landfill operating costs during the third quarter of 2009, partially offset by lower disposal costs as a result of lower volumes and cost control measures.
The decrease in operating margins for the nine months ended September 30, 2010 is primarily attributed to the loss on the disposition of assets of $16.4 million in the 2010 period compared to the gains of $5.0 million in the 2009 period as well as higher fuel costs and costs of commodities sold, partially offset by lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs.
Midwestern Region
Revenue for the three and nine months ended September 30, 2010 benefited from core price growth in all lines of business except landfill. While price associated with municipal solid waste volumes increased during the period, this increase was offset by a higher mix of special waste volumes. However, the increase in revenue from core price, for the three and nine months ended September 30, 2010, was more than offset by volume declines in our collection and transfer station lines of business versus the comparable 2009 periods. Landfill volumes increased for the nine months ended September 30, 2010 primarily due to special waste event driven work, while landfill volumes for the three months ended September 30, 2010 declined. The three and nine months ended September 30, 2009 include revenues of $1.0 million and $5.4 million, respectively, associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $1.1 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, versus the comparable 2009 periods.
For the three and nine months ended September 30, 2010, operating margins were 20.9% and 21.5%, respectively, versus 21.2% and 21.6% for the comparable 2009 periods. The decrease in operating margins for the three months ended September 30, 2010 versus the comparable 2009 period is due primarily to the loss on the disposition of assets of $0.4 million in the 2010 period compared to the gain of $0.8 million in the 2009 period, higher fuel and risk insurance costs and costs of commodities sold, partially offset by lower labor, benefits, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures.
The decrease in operating margins for the nine months ended September 30, 2010 is primarily attributed to the loss on the disposition of assets of $0.8 million in the 2010 period compared to the gain of $27.2 million in the 2009 period as well as higher fuel costs and costs of commodities sold, partially offset by lower labor, benefits, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs.
Southern Region
Revenue for the three and nine months ended September 30, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue for the three and nine months ended September 30,

2009 was $4.9 million and $30.4 million of revenue associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $5.8 million and $33.4 million for the three and nine months ended September 30, 2010, respectively, versus the comparable 2009 periods.
For the three and nine months ended September 30, 2010, operating margins were 23.3% and 23.9%, respectively, versus 22.2% and 25.9% for the comparable 2009 periods. The increase in operating margins for the three months ended September 30, 2010 versus the comparable 2009 period is due primarily to the gain on disposition of assets of $1.5 million in the 2010 period compared to the loss of $6.9 million in the 2009 period as well as lower disposal costs as a result of lower volumes and cost control measures, partially offset by higher fuel and risk insurance costs.
The decrease in operating margins for the nine months ended September 30, 2010 is primarily attributed to the gain on disposition of assets of $1.1 million in the 2010 period compared to the gain of $32.1 million in the 2009 period as well as higher fuel costs and costs of commodities sold, partially offset by lower labor, benefits, disposal, repair and maintenance expenses as a result of lower volumes and cost control measures coupled with lower risk insurance costs.
Western Region
Revenue for the three and nine months ended September 30, 2010 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and transfer station lines of business. Landfill volumes for the three and nine months ended September 30, 2010 increased primarily due to special waste event driven work. The three and nine months ended September 30, 2009 include revenues of $0.1 million and $11.0 million, respectively, associated with divested locations. Excluding the divested revenue, revenue increased $9.6 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, versus the comparable 2009 periods.
For the three and nine months ended September 30, 2010, operating margins were 22.5% and 23.8%, respectively, versus 22.8% and 28.7% for the comparable 2009 periods. The decrease in operating margins for the three months ended September 30, 2010 versus the comparable 2009 period is due primarily to higher fuel, costs of commodities sold and risk insurance costs, partially offset by a favorable adjustment to amortization expense for asset retirement obligations of $0.4 million.
The decrease in operating margins for the nine months ended September 30, 2010 is primarily attributed to the loss on disposition of assets of $0.4 million in the 2010 period compared to the gain of $88.2 million in the 2009 period as well as higher fuel costs and costs of commodities sold, partially offset by lower labor and benefits costs as a result of cost control measures coupled with lower risk insurance costs and a favorable adjustment to amortization expense for asset retirement obligations of $6.1 million.
Corporate Entities
The changes in net revenue relates to our national accounts program. Included in our gain (loss) on disposition of assets and impairments, net, for the three and nine months ended September 30, 2010 and 2009 are transaction related expenses from the disposition of assets in our other segments. Additionally, during the nine months ended September 30, 2010, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the nine months ended September 30, 2010:

	Balance		Permits		Changes	Balance
	as of	New	Granted,		in	as of
	December 31,	Expansions	Net of	Airspace	Engineering	September 30,
	2009	Undertaken	Closures	Consumed	Estimates	2010
Cubic yards (in millions):
Permitted airspace	4,436.4	183.7	2.0	(63.3)	0.4	4,559.2
Probable expansion airspace	212.5	(48.4)	—	—	—	164.1

Total cubic yards (in millions)	4,648.9	135.3	2.0	(63.3)	0.4	4,723.3

Number of sites:
Permitted airspace	192		1			193

Probable expansion airspace	12	(3)	—			9

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
As of September 30, 2010, we owned or operated 193 active solid waste landfills with total available disposal capacity estimated to be 4.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2010, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the nine months ended September 30, 2010, total available airspace increased by 74.4 million cubic yards, net, primarily due to new expansions offset by airspace consumed.
As of September 30, 2010, nine of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 36 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 47 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2010, accrued final capping, closure and post-closure costs were $1,087.7 million, of which $113.3 million is current and $974.4 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs. The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $61.2 million as of September 30, 2010. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
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
See Note 7, Landfill and Environmental Costs, for a discussion of certain of our significant remediation matters.
Investment in Landfills
The following tables reflect changes in our investment in landfills for the nine months ended September 30, 2010 and the future expected investment as of September 30, 2010 (in millions):

					Non-cash		Adjustments
	Balance				Additions	Transfers	for	Balance
	as of			Acquisitions	for Asset	and	Asset	as of
	December 31,	Capital		Net of	Retirement	Other	Retirement	September 30,
	2009	Additions	Retirements	Divestitures	Obligations	Adjustments	Obligations	2010
Non-depletable landfill land	$142.7	$0.1	$—	$—	$—	$15.6	$—	$158.4
Landfill development costs	4,230.9	2.3	0.2	—	23.8	162.0	(10.6)	4,408.6
Construction-in-progress — landfill	245.1	162.0	—	—	—	(190.8)	—	216.3
Accumulated depletion and amortization	(1,275.4)	(196.3)	—	(0.1)	—	—	6.7	(1,465.1)

Net investment in landfill land and development costs	$3,343.3	$(31.9)	$0.2	$(0.1)	$23.8	$(13.2)	$(3.9)	$3,318.2

	Balance
	as of	Expected	Total
	September 30,	Future	Expected
	2010	Investment	Investment
Non-depletable landfill land	$158.4	$—	$158.4
Landfill development costs	4,408.6	5,886.2	10,294.8
Construction-in-progress landfill	216.3	—	216.3
Accumulated depletion and amortization	(1,465.1)	—	(1,465.1)

Net investment in landfill land and development costs	$3,318.2	$5,886.2	$9,204.4

The following table reflects our net landfill investment excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Number of landfills owned or operated	193	199

Net investment, excluding non-depletable land (in millions)	$3,159.8	$3,207.2
Total estimated available disposal capacity (in millions of cubic yards)	4,723.3	4,746.4

Net investment per cubic yard	$0.67	$0.68

Landfill depletion and amortization expense (in millions)	$191.5	$216.3
Accretion expense (in millions)	60.5	67.4

	252.0	283.7
Airspace consumed (in millions of cubic yards)	63.3	71.0

Depletion, amortization and accretion expense per cubic yard of airspace	$3.98	$4.00

The decrease in the investment in our landfills, in aggregate dollars, is primarily due to consumption of airspace.
During the nine months ended September 30, 2010 and 2009, our weighted-average compaction rate was approximately 1,700 pounds per cubic yard based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of September 30, 2010, we expect to spend an estimated additional $5.9 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.0 billion, or $1.92 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2010 and 2009 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash additions	—	23.8	—	—
Acquisition and other adjustments	—	1.7	1.5	—
Asset retirement obligation adjustments	—	(10.6)	—	—
Accretion expense	—	60.5	21.8	6.3
Additions charged to expense	14.4	—	4.6	280.0
Payments or usage	(20.8)	(62.2)	(32.2)	(290.2)

Balance, September 30, 2010	48.8	1,087.7	549.8	409.0
Less: Current portion	(48.8)	(113.3)	(100.4)	(117.8)

Long-term portion	$—	$974.4	$449.4	$291.2

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2008	$65.7	$1,040.6	$389.9	$408.1
Non-cash additions	—	25.0	—	—
Acquisition and other adjustments	—	4.7	0.9	—
Accretion expense	—	67.4	15.1	10.4
Additions charged to expense	16.8	—	—	373.4
Transfers to assets held for sale	0.2	(1.4)	—	—
Payments or usage	(28.5)	(60.2)	(42.6)	(356.8)

Balance, September 30, 2009	54.2	1,076.1	363.3	435.1
Less: Current portion	(54.2)	(114.9)	(73.5)	(131.4)

Long-term portion	$—	$961.2	$289.8	$303.7

As of September 30, 2010, accounts receivable were $895.7 million, net of allowance for doubtful accounts of $48.8 million, resulting in days sales outstanding of 40, or 25 days net of deferred revenue. In addition, at September 30, 2010, our accounts receivable in excess of 90 days old totaled $50.5 million, or 5.35% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2010 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	September 30,
	2009	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2010
Other land	$418.7	$—	$(3.9)	$(20.2)	$—	$—	$0.2	$394.8
Non-depletable landfill land	142.7	0.1	—	—	—	—	15.6	158.4
Landfill development costs	4,230.9	2.3	0.2	—	23.8	(10.6)	162.0	4,408.6
Vehicles and equipment	3,792.4	343.9	(110.1)	0.2	—	—	4.4	4,030.8
Buildings and improvements	741.6	9.5	(4.1)	(2.5)	—	—	9.0	753.5
Construction-in-progress — landfill	245.1	162.0	—	—	—	—	(190.8)	216.3
Construction-in-progress — other	23.0	17.6	0.2	—	—	—	(14.1)	26.7

Total	$9,594.4	$535.4	$(117.7)	$(22.5)	$23.8	$(10.6)	$(13.7)	$9,989.1

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	September 30,
	2009	Expense	Retirements	Divestitures	Obligations	2010
Landfill development costs	$(1,275.4)	$(196.3)	$—	$(0.1)	$6.7	$(1,465.1)
Vehicles and equipment	(1,518.2)	(359.5)	104.1	3.5	—	(1,770.1)
Buildings and improvements	(143.1)	(26.6)	2.3	0.4	—	(167.0)

Total	$(2,936.7)	$(582.4)	$106.4	$3.8	$6.7	$(3,402.2)

Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2010 and 2009 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$963.7	$1,012.4
Net cash used in investing activities	(492.4)	(19.4)
Net cash used in financing activities	(398.8)	(954.4)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2010 and 2009 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $359.9 million during the nine months ended September 30, 2010 versus a decrease of $235.3 million during the nine months ended September 30, 2009, primarily as a result of the following:
•	During the nine months ended September 30, 2010, we paid $110.6 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•	Net incremental investment in our working capital primarily due to timing of such payments coupled with seasonality.

•	Cash paid for interest was $19.1 million lower during the nine months ended September 30, 2010 than the comparable prior-year period due to reductions in debt balances and refinancing our higher interest rate debt in the second half of 2009 and 2010.

•	Cash paid for restructuring and synergy related charges was $37.6 million lower during the nine months ended September 30, 2010 than the comparable prior-year period.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:
Capital expenditures. Capital expenditures during the nine months ended September 30, 2010 were $571.4 million, compared with $542.5 million in the comparable prior-year period. During 2010, we expect our capital expenditures to approximate $915 million. However, we expect property and equipment received during 2010 to be approximately $835 million.
Proceeds from divestitures. During the nine months ended September 30, 2009, we received $473.3 million in cash proceeds, net of cash divested, related to assets that were required to be disposed as a condition of the merger with Allied. During the nine month period ended September 30, 2010, we received $50.6 million in cash proceeds, net of cash divested, primarily related to assets sold in the New York City market.

Cash used in acquisitions. During the nine months ended September 30, 2010 we completed three acquisitions of businesses in Missouri, Nevada and Indiana markets for which we paid $22.0 million.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances are primarily related to the issuance of tax-exempt bonds for our capital needs and amounts held in trust as a guarantee of performance. The funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows. During the nine months ended September 30, 2010 restrictions were released with respect to $33.0 million of restricted cash primarily due to the use of such funds for qualified construction projects or the repayment of the related debt outstanding.
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
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:
Net debt repayments or borrowings. Payments of notes payable and long-term debt net of proceeds from notes payable and long-term debt and issuance of senior notes were $194.4 million during the nine months ended September 30, 2010 versus net payments of $730.1 million in the comparable 2009 period.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax-exempt financings as well as purchasing and retiring certain indebtedness were $54.1 million during the nine months ended September 30, 2010 versus $27.0 million in the comparable 2009 period.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends paid were $217.7 million and $216.1 million for the nine months ended September 30, 2010 and 2009, respectively.
Financial Condition
As of September 30, 2010, we had $120.5 million of cash and cash equivalents, and $206.1 million of restricted cash deposits and restricted marketable securities, including $78.0 million of restricted cash held for capital expenditures under certain debt facilities.
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of December 31, 2009, the interest rate for our borrowings under our Credit Facilities was 1.62%. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $300.0 million of Eurodollar Rate borrowings and $15.4 million of Base Rate borrowings as of December 31, 2009. We had no borrowings under our Credit Facilities as of September 30, 2010. We had $1,369.6 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,380.4 million and $800.6 million of availability under our Credit Facilities at September 30, 2010 and December 31, 2009, respectively.
The agreements governing the Credit Facilities require us to comply with certain financial and other covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under the Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At September 30, 2010, our EBITDA to interest ratio was 4.27 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.01 compared to the 3.25 maximum allowed by the covenants. At September 30, 2010, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance during the remainder of 2010.

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
At September 30, 2010, we had $1,199.3 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at prevailing market rates ranging from 0.27% to 8.25% at September 30, 2010 and have maturities ranging from 2012 to 2037. As of September 30, 2010, we had $78.0 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
During the three months ended September 30, 2010, we refinanced $358.7 million and retired $20.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $19.4 million for the write-off of unamortized debt discounts and professional fees related to these transactions.
We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
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
Credit Rating
We have received investment grade credit ratings. As of September 30, 2010, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
Our free cash flow for the three and nine months ended September 30, 2010 and 2009 is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash provided by operating activities	$368.9	$324.8	$963.7	$1,012.4
Purchases of property and equipment	(186.0)	(187.4)	(571.4)	(542.5)
Proceeds from sales of property and equipment	4.8	6.1	17.4	22.8

Free cash flow	$187.7	$143.5	$409.7	$492.7

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$186.0	$187.4	$571.4	$542.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	21.6	(7.3)	(36.0)	(41.5)

Property and equipment received during the period	$207.6	$180.1	$535.4	$501.0

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our consolidated statements of cash flows.
We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade rating and minimizing debt, paying cash dividends and repurchasing shares, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.
Seasonality
Our operations can be adversely affected by periods of inclement weather which could increase the volume of waste collected under existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.
Contingencies
For a description of our commitments and contingencies, see Note 7, Landfill and Environmental Costs, Note 9, Income Taxes, and Note 14, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
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
New Accounting Standards
For a description of the new accounting standards that affect us, see Note 1, Basis of Presentation and Recently Issued Accounting Pronouncements, to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger and our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the impact on us of our substantial post-merger indebtedness, including our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by our financing arrangements;

•	general economic and market conditions, including the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control, and our exposure to credit and counterparty risk;

•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste industry;

•	the fact that price increases to our customers may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

•	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigation brought by or before any governmental body;

•	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies; and

•	acts of war, riots or terrorism, including the events taking place in the Middle East and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by $1.5 million per year, which would be partially offset by a smaller change in the fuel recovery fees. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue, cost of operations and operating margin percentages.
Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.
See Note 12, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our fuel hedges.
Recycling Commodities Price Risk
We sell recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of recyclable materials during the nine months ended September 30, 2010 and 2009 were $221.0 million and $126.3 million, respectively.
See Note 12, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our recycling commodities hedges.

Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At September 30, 2010, we had $1.0 billion of floating rate debt and $0.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $12 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 8, Debt, of the notes to our consolidated financial statements for further information regarding how we manage interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that: (1) our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q; and (2) there has been no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to Note 9, Income Taxes and Note 14, Commitments and Contingencies, for a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as otherwise described in Note 9 or Note 14, we do not believe that the outcome of our pending litigation, environmental and other administrative proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There were no material changes during the nine months ended September 30, 2010 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101**	The following materials from Republic Services, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: November 5, 2010	By:	/s/ TOD C. HOLMES

Tod C. Holmes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010	By:	/s/ CHARLES F. SERIANNI

Charles F. Serianni
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)