Form 10-K
period 2010-12-31
REPUBLIC SERVICES, INC.
filed 2011-02-18
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $11.4 billion.

As of February 10, 2011, the registrant had outstanding 384,060,682 shares of Common Stock (excluding treasury shares of 16,476,812).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic”, “the company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 348 collection companies in 40 states and Puerto Rico. We own or operate 204 transfer stations, 193 active solid waste landfills and 76 recycling facilities. We also operate 73 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996.

Based on analysts’ reports and industry trade publications, we believe that the United States non-hazardous solid waste services industry generates annual revenue of approximately $54 billion, of which approximately 60% is generated by publicly owned waste companies. We believe that we and one other public waste company generated in excess of 60% of the publicly owned companies’ total revenue. Additionally, industry data indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 17% and 23%, respectively, of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.

Our operations are national in scope, but the physical collection and disposal of waste is very much a local business; therefore, the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we can drive greater overall operating efficiency across the company, while maintaining day-to-day operating decisions at the local level, closest to the customer. We implement this strategy through an organizational structure that groups our operations within a corporate, region and area structure. We manage our operations through four geographic operating segments which are also our reportable segments: Eastern, Midwestern, Southern and Western. The boundaries of our operating segments may change from time to time. Each of our regions is organized into several operating areas and each area contains multiple operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe this structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. It also allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.

On December 5, 2008, we acquired all the issued and outstanding shares of Allied Waste Industries, Inc. (Allied) in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value. The acquisition created a company with a strong, national operating platform. The foundation of this platform is our large network of disposal sites, which provides us with a far stronger vertically integrated operating structure than either company would have been able to achieve on its own. We believe that our improved vertically integrated operations will be a key driver of our future profitability.

We had revenue of $8.1 billion, $8.2 billion and $3.7 billion and operating income of $1.5 billion, $1.6 billion and $0.3 billion for the years ended December 31, 2010, 2009 and 2008, respectively. In addition to the Allied acquisition, a number of items impacted our 2010, 2009 and 2008 financial results. For a description of these items, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Consolidated Results of Operations, included elsewhere in this Form 10-K.

During the past several years, we supported our internal growth strategy with our presence in markets with higher than average population growth. We believe our presence in these markets positions us to experience growth at rates that are generally higher than those of declining population growth.

We continue to focus on enhancing stockholder value by implementing our operating and financial strategies. To ensure that our goals relative to these strategies are achieved, we have developed and implemented incentive programs that help focus our entire company on realizing key performance metrics, including increasing free cash flow, achieving targeted earnings, maintaining and improving returns on invested capital, and maintaining the integration synergies we have achieved. Our operating and financial strategies are described further herein.

Operating Strategy

We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy for accomplishing this goal includes the following:

•	using the extensive industry knowledge and experience of our executive management team,

•	using a decentralized management structure in overseeing day-to-day operations,

•	using our strong, integrated operating platform, and

•	implementing major initiatives aimed at improving the quality of our service and our operating margins.

Experienced Executive Management Team

We believe that we have one of the most experienced executive management teams in the solid waste industry.

Donald W. Slager became our CEO and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied acquisition in December 2008 until then. Prior to the acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 30 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.

Tod C. Holmes has served as our Chief Financial Officer since August 1998. Mr. Holmes served as our Vice President of Finance from June 1998 until August 1998 and as Vice President of Finance of our former parent company’s Solid Waste Group from January 1998 until June 1998. From 1987 to 1998, Mr. Holmes served in various management positions with Browning-Ferris Industries, Inc., including Vice President, Investor Relations from 1996 to 1998, Divisional Vice President, Collection Operations from 1995 to 1996, Divisional Vice President and Regional Controller – Northern Region from 1993 to 1995, and Divisional Vice President and Assistant Corporate Controller from 1991 to 1993. Mr. Holmes has over 23 years of experience in the solid waste industry.

Kevin Walbridge has served as our Executive Vice President – Operations since October 1, 2010. Mr. Walbridge served as our Senior Vice President of Midwestern Operations from December 2008 until then, and served as our Central Region Vice President from the time he joined us in 1997 through December 2008. Before joining us, Mr. Walbridge served as the Vice President Operations/Co-Owner of National Serv All from 1996 to 1997, the President of Waste Management of Alameda County from 1993 to 1996, and the Division President of Empire Waste Management from 1985 to 1993. Mr. Walbridge has over 28 years of experience in the solid waste industry.

Michael P. Rissman has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2009. Previously, Mr. Rissman had served as acting General Counsel and Corporate Secretary from March 2009. Mr. Rissman joined Allied as Vice President and Deputy General Counsel in July 2007 and continued in the same positions at Republic following the Allied acquisition in December 2008. Prior to joining Allied, Mr. Rissman was a partner at Mayer, Brown, Rowe & Maw, LLP, in Chicago, where he worked from 1990 until coming to Allied in 2007.

Our regional senior vice presidents have an average of 25 years of experience in the industry.

Decentralized Management Structure

We rely on a decentralized management structure to minimize administrative overhead costs and to more efficiently manage our day-to-day operations. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets, allowing us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. Each regional management team includes a senior vice president, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe that our strong regional management teams allow us to more effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our regional management teams and area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for area management teams is primarily based on improving operating income, free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have achieved one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions and areas throughout our operations to continue improving operating margins.

Strong, Integrated Operating Platform

We believe that with the Allied acquisition we have created a company with a strong, national operating platform. Most previous attempts to consolidate the waste industry focused on a “roll up” strategy often involving relatively young companies solely focused on increasing revenue through acquisitions. We believe that the combination of Republic’s and Allied’s mature and proven business practices has been a critical component of our success and has driven the realization of approximately $190 million in annual run-rate synergies since completion of the acquisition. During 2011, we will continue to monitor the synergies we believe we have achieved and we will implement additional initiatives aimed at further improving operating margins.

Separate from acquisition related integration activities, we seek to achieve a high rate of internalization by controlling waste streams from the point of collection through disposal. Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection companies, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volumes.

We also seek to acquire solid waste collection companies in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the years ended December 31, 2010, 2009 and 2008, approximately 67%, 68% and 58%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization). This increase in internalization from 2008 to 2009 is due to a higher concentration of integrated hauling and landfill operations acquired in the Allied acquisition. In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities (flow-control). This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity. By further integrating operations in existing markets, we may be able to reduce our disposal costs.

We continue to invest in integrating and expanding our information systems and technology platform. Our platform consists of the best of the legacy systems from both Republic and Allied. During 2009, we converted the entire company to a single payable and general ledger system. During 2010, we converted to a single operating system and we transitioned the entire company to a single payroll and human resource system. Our future technology related initiatives will include customer relationship management, billing, productivity and maintenance systems. We believe that the combination of these systems will prove to be a competitive advantage for our company.

Major Initiatives

During 2010, we believe we completed the most successful integration and consolidation of two major companies in the waste industry. The integration process allowed us to select the best tools and systems and to adopt the best practices of these two successful companies. During 2011, we will continue or begin to implement the following major initiatives aimed at improving profitability:

•	Safety. Safety remains our highest priority for all of our employees and the communities we serve. Our long-standing commitment to safety is unwavering and is evident in our mission statement. We will continue to improve the driver safety training program and reward our people for operating in a safe and conscientious manner in all our lines of business.

•	Customer Experience. We strive to provide the highest level of customer service. Our policy is to periodically visit each commercial account to ensure customer service and satisfaction. In addition to visiting existing customers, a salesperson develops a base of prospective customers within each market. We also have municipal marketing representatives that are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.

We will continue to reinvest in our existing fleet of vehicles, equipment, landfills and other facilities to ensure the highest level of service to our customers and the communities we serve. In addition, we continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices. We believe that these in turn will help us achieve profitable growth.

During 2011, we will continue to exceed our customers’ expectations through the consistent delivery of high quality service and an expanded use of technology to make it easier to do business with us. Our technology eventually will allow more customers to access information and perform functions like change service requests and make payments over the internet that were previously done with the assistance of a customer service representative. By increasing the ease of use and functionality of our web-based market presence, we believe we will enhance customer satisfaction and retention while we lower our costs.

•	Economies of Scale, Cost Efficiencies and Asset Utilization. We continue to identify and implement best practices throughout our organization with the goal of permanently improving overall operating and financial results. These best practice initiatives focus on critical areas of our operations such as landfill operations, truck routing, recycling, maintenance and related service efficiencies, purchasing and administrative activities. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for truck routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs. Our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform.

In addition, our procurement initiatives ensure that we negotiate volume discounts for goods and services purchased. Further, we have taken steps to maximize the utilization of our assets. For example, to reduce the number of collection vehicles and maximize the efficiency of our fleet and drivers, we use a route optimization program to minimize drive times and improve operating density. Additionally, in 2011 we will continue to convert certain of our residential routes to single driver side-load service, thereby increasing employee safety and increasing route efficiency and service times. We continue to invest in our material recovery facilities by converting certain facilities from dual to single stream sorting and by updating our technology and equipment, all resulting in higher levels of productivity and recovered materials from a more efficient collection and recovery process. By using assets more efficiently, operating expenses can be reduced.

•	Targeted Profitable Growth. Our growth strategy focuses on increasing revenue, gaining market share and enhancing stockholder value through internal growth in price and volume as well as acquisitions. Our internal growth strategy focuses on retaining existing customers and obtaining new commercial, municipal and industrial customers through our well-managed sales and marketing activities.

Price Growth. We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in assets such as our landfills.

Volume Growth. Growth through increases in our customer base and services provided is the most capital efficient means for us to build our business. We seek to obtain long-term contracts for collecting solid waste in markets with growing populations. These include exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. We believe it is important to have secured exclusive, long-term franchise agreements in growing market areas. We believe that this positions us to experience internal growth rates that are generally higher than our industry’s overall growth rate. In addition, we believe that by securing a base of long-term recurring revenue in growing population markets, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions. Volume growth includes not only expanding landfill and transfer station capacity and investing in trucks and containers, but also includes investing in information tools and training needed to ensure high productivity and quality service throughout all functional areas of our business. We work to increase collection and disposal volumes while ensuring that prices charged for such services provide an appropriate return on our capital investment.

Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. We provide a National Accounts program in response to the needs of our national clients, centralizing services to effectively manage their needs, such as minimizing their procurement costs. We currently have approximately 1,100 sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. Generally, these employees directly solicit business from existing and new business from prospective commercial, industrial, municipal and residential customers. In training sales personnel we emphasize increased price and cost structures as well as the use of a customer relationship management system that assists in tracking sales opportunities. It also tracks renewal periods for potential commercial, industrial and franchise contracts. We believe our National Accounts program offers an opportunity for sales growth over the next several years.

Development Activities. We seek to identify opportunities to further our position as an integrated service provider in markets where we are not fully integrated. Where appropriate, we seek to obtain permits to build transfer stations, recycling facilities, and landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

Acquisition Growth. Our acquisition growth strategy focuses primarily on privately held solid waste and recycling companies and the waste and recycling operations of municipal and other local governmental authorities that complement our existing business platform. We believe our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements, and the limited number of exit strategies for privately held companies. We also seek to acquire operations and facilities from municipalities that are privatizing, as they seek to raise capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. Our acquisition growth strategy focuses primarily on the following:

•	acquiring privately held businesses that position us for growth,

•	acquiring well-managed companies and, when appropriate, retaining local management, and

•	acquiring operations and facilities from municipalities that are privatizing and from publicly owned companies that are divesting of assets.

In addition, we have and may continue to exchange businesses with other solid waste companies if by doing so there is a net benefit to our business platform. These activities allow us to increase revenue and market share, lower our cost of operations as a percentage of revenue, and consolidate duplicative facilities and functions to maximize cost efficiencies and economies of scale.

•	Durability. We believe our decentralized management structure provides us with a competitive advantage by allowing us to quickly respond to and meet customer’s needs and to stay in touch with local businesses and municipalities. However, functions such as fleet maintenance and customer service are areas where we believe we can continue to build durable, consistent processes across all operating divisions. Through standardization of core functions, we believe we can minimize variability in our maintenance facilities resulting in a safer fleet of vehicles and lower costs. By automating the collection process, we believe we can improve safety, increase productivity and reduce labor costs, thereby increasing operating margins.

For certain risks related to our operating strategy, see Item 1A. Risk Factors.

Financial Strategy

Key components of our financial strategy include generating and growing free cash flow and sustaining or improving our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (U.S. GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of stockholder value and provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our financial strategy, which includes reinvesting in capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade credit ratings and reducing debt, paying cash dividends, repurchasing our stock, and maintaining and improving our market position through business optimization. Free cash flow is also a key metric used to determine management’s compensation.

We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable and accounts payable.

We have used and will continue to use our cash flow to maximize stockholder value as well as our return on invested capital. Our Financial Strategy includes:

Market Growth and Optimization

Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects to support growth in order to achieve acceptable rates of return. We develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We also expand our existing landfill sites, when possible. We supplement this organic growth with acquisitions of operating assets, such as landfills, transfer stations, material recovery facilities and tuck-in acquisitions of collection and disposal operations in existing markets. We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through the integration of additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets.

Enhancing Stockholder Value

•	Dividends. In July 2003, our Board of Directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in the third quarter of 2010 to $0.20 per share, representing a compound annual growth rate of approximately 26%. We expect to continue paying quarterly cash dividends and may consider additional increases of our quarterly cash dividend if we believe it will enhance stockholder value.

•	Share Repurchase. In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock. As of December 31, 2010, we used $41.1 million under the program to repurchase 1.4 million shares at an average cost per share of $28.46. We expect to use the remaining funds in this program to repurchase shares during 2011. We intend to execute our financial strategy while still maintaining flexibility to take advantage of market growth opportunities and still maintaining our investment grade credit ratings.

Capital Structure

•	Debt. Following our December 5, 2008 Allied acquisition, we initiated a debt reduction program which, to date, has resulted in a net reduction in borrowings of $1.3 billion funded by cash flow from operations and proceeds from disposition of assets. We also refinanced $1.5 billion in senior notes and $677.4 million in tax-exempt financings which reduced the average coupon rate on our senior notes and tax-exempt financings, on a weighted average basis, by more than 125 basis points while extending our debt maturities and thereby giving greater stability to our capital structure. We anticipate taking further advantage of capital market opportunities to mitigate our financial risk by issuing new debt in 2011 and using the proceeds to repay existing debt. Any early extinguishment of debt may result in a charge in the period in which the debt is repurchased and retired.

•	Credit Ratings. We believe that a key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB by Standard & Poor’s, BBB by Fitch and Baa3 by Moody’s as of December 31, 2010. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates. Our cash utilization strategy will continue to focus on maintaining our investment grade credit ratings.

For certain risks related to our financial strategy, see Item 1A. Risk Factors.

Operations

Our operations primarily consist of the collection, transfer and disposal of non-hazardous solid waste.

Collection Services. We provide solid waste collection services to commercial, industrial, municipal and residential customers through 348 collection companies. In 2010, 76.2% of our revenue was derived from collection services. Within the collection line of business, 35% of our revenue is from services provided to municipal and residential customers, 40% is from services provided to commercial customers, and 25% is from services provided to industrial and other customers.

Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Residential solid waste collection services are typically performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in the respective municipalities. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. Commercial collection services are generally performed under one- to three-year service agreements, and fees are determined by considerations such as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, transportation costs, the distance to the disposal facility and the cost of disposal.

We also provide waste collection services to industrial and construction facilities on a contractual basis with terms ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and home building sectors. We collect the containers or compacted waste and transport the waste either to a landfill or a transfer station for disposal.

We also provide recycling services in certain markets. These services include the curbside collection of residential recyclable waste and the provision of a variety of recycling services to commercial and industrial customers.

Transfer and Disposal Services. We own or operate 204 transfer stations. We deposit waste at these transfer stations, as do other private haulers and municipal haulers, for compaction and transfer to trailers for transport to disposal sites or recycling facilities. In 2010, transfer and disposal services accounted for 18.2% of our revenue.

As of December 31, 2010, we owned or operated 193 active landfills, which had approximately 36,000 permitted acres and total available permitted and probable expansion disposal capacity of approximately 4.7 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

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

We also have responsibility for 129 closed landfills, for which we have associated closure and post-closure obligations.

Landfill Gas and Renewable Energy Projects. During 2010, we brought two new landfill gas to energy (LFGTE) projects on line, resulting in a total of 73 active LFGTE projects. These projects consist of the following:

•	51 electric plants fueled by landfill gas;

•	14 medium British Thermal Unit (BTU) plants providing landfill gas to industrial users to be burned as fuel;

•	six high BTU plants that provide pipeline quality natural gas that ultimately could be used to fuel our natural gas fleet, and

•	two projects that burn landfill gas to evaporate leachate.

The beneficial use of landfill gas provides our economy and environment with significant benefits, including:

•	The use and destruction of methane, a potent greenhouse gas, which reduces air pollution; and

•	The use of landfill gas offsets the use of fossil fuels, thus reducing our dependence on foreign oil and use of our natural resources.

Our 51 generating projects produce 321 megawatts of electricity annually, which is enough power to supply the electric needs of 189,530 homes. Our 22 other LFGTE projects process and produce 55,950 cubic feet per minute of landfill gas annually, which provides an energy benefit equivalent to heating 190,151 homes. The environmental benefit of all of our projects removes the equivalent of 950,434 tons of methane emissions and 2,346,535 tons of carbon dioxide emissions from the atmosphere. This is equivalent to removing the emissions of approximately 3.9 million cars from our highways.

One of the two new projects, a medium BTU use project at our Newton County Landfill, received the USEPA 2010 Project of the Year award.

In 2010, we also began the design and construction of new projects at nine landfills, which is comprised of seven electric plants, one medium BTU plant and one high BTU plant. The high BTU project, announced in the fall of 2010, will feature an industry first process of producing high BTU pipeline quality gas and using that gas to provide equivalent renewable compressed natural gas (CNG) to a portion of our expanding fleet of CNG refuse vehicles.

Recycling Facilities and Other Services. We own or operate 76 materials recovery facilities and other recycling operations. These facilities sort recyclable paper, aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential collection operations. In some areas, we receive commercial and industrial solid waste that is sorted at our facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties, and the non-recyclable waste is disposed of at landfills or incinerators.

Sales and Marketing

We seek to provide quality services that will enable us to maintain high levels of customer satisfaction. Our business is derived from a broad customer base, which we believe will enable us to experience stable growth. We focus our marketing efforts on continuing and expanding our business with existing customers, as well as attracting new customers.

We employ approximately 1,100 sales and marketing employees with a sales and marketing strategy of providing high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

While most of our marketing activity is local in nature, we also provide a National Accounts program in response to the needs of national and regional customers. This National Accounts program is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals, and provide customized reporting. The National Accounts program centralizes services to effectively manage customer needs, while helping minimize procurement costs. With our extended geographic reach, this program effectively serves our customers nationwide. As industry leaders, our mission is to utilize our strengths and expertise to exceed customer expectations by consistently delivering the best national program available.

Historically we have not always changed the trade names of the local businesses we acquired, and therefore we do not operate nationally under any one mark or trade name. The majority of our operations, however, are branded under either “Republic,” “Allied” or “BFI.”

Customers

We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer has individually accounted for more than 3% of our consolidated revenue or of our reportable segment revenue in any of the last three years.

Competition

We operate in a highly competitive industry. However, entry into our business and the ability to operate profitably require substantial amounts of capital and managerial experience.

Competition in the non-hazardous solid waste industry comes from a few other large, national publicly owned companies, including Waste Management, Inc., several regional publicly and privately owned solid waste companies, and thousands of small privately owned companies. In any given market, competitors may have larger operations and greater resources. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by the pricing policies of our competitors. This may have an impact on our future revenue and profitability.

Seasonality and Severe Weather

Our operations can be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities. Our operations also can be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, in the existing climate of heightened environmental concerns, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. We cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established final capping, closure, post-closure and remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves. Refer to the Contractual Obligations table within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein for further information.

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

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Our failure to comply with the implementation of federal environmental requirements by state and local authorities at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits and reduced revenue from lost operational time.

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

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but also can be based upon the existence of small quantities of more than 700 “substances,” characterized by the EPA as “hazardous” many of which are found in common household waste.

Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the

EPA has established a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous waste, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing remediation wastes at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•	The Federal Water Pollution Control Act of 1972 (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our landfills and transfer stations that is discharged into surface waters through discrete conveyances must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect the manner in which our solid waste landfills monitor and control their waste management activities. Furthermore, in the event that development at any of our facilities alters or affects wetlands, we may be required to secure permits prior to such development commencing. In these situations, permitting agencies may require mitigation of wetland impacts.

•	The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill is required to have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. In addition, our vehicle fleet may also become subject to higher efficiency standards or other carbon-emission restrictions. See Item 1A. Risk Factors – “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate.” Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions.

•	The Occupational Safety and Health Act of 1970 (OSHA). OSHA authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our operations may be affected by the trend in many states toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

To construct, operate and expand a landfill, we must obtain one or more construction or operating permits, as well as zoning and land use approvals. These permits and approvals may be burdensome to obtain and to comply with, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to denial, modification, non-renewal and revocation by the issuing agency. Significant compliance disclosure obligations often accompany these processes. In connection with our acquisition of existing landfills, we may be required to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

Other Regulations. Many of our facilities own and operate underground storage tanks that are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks meet all applicable regulations. If underground storage tanks we own or operate leak, we could be liable for response costs and, if the leakage migrates onto the property of others, we could be liable for damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various state and local government authorities have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdiction lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce, and, therefore, is unconstitutional. In 2007, the Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly owned and publicly operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may, in some cases, cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal, thereby adversely affecting our operations.

Liabilities Established for Landfill and Environmental Costs. We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate. However, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us.

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

Our insurance programs for workers’ compensation, general liability, vehicle liability, and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are insured subject to the excess policy limits and exclusions. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, closure and post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds.

Employees

As of December 31, 2010, we employed approximately 30,000 full-time employees, approximately 27% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes that we have good relations with our employees.

Availability of Reports and Other Information

Our corporate website is http://www.republicservices.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the Securities and Exchange Commission (SEC). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy and Charters of the Nominating and Corporate Governance Committee, Audit Committee

and Compensation Committee of the Board of Directors. In addition, the SEC website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

ITEM 1A.	RISK FACTORS

This Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties, including the risks set forth below in these risk factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

In light of these risks, uncertainties, assumptions and factors, the results anticipated by the forward-looking statements discussed in this Form 10-K may not occur. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

We have substantial indebtedness, which may limit our financial flexibility.

As of December 31, 2010, we had approximately $7.0 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other restrictive covenants of our debt instruments. Further, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, reducing dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

The downturn in the U.S. economy may continue to have an adverse impact on our operating results.

A weak economy generally results in decreases in the volumes of waste generated. In 2010, weakness in the U.S. economy had a negative effect on our revenue, operating results and operating cash flows. The current and previous economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing and construction industries. As a result of the global economic crisis, we may experience the negative effects of increased competitive pricing pressure and customer turnover as well. We cannot assure you that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our consolidated financial condition, results of operations or cash flows. Furthermore, recovery in solid waste volumes historically has lagged behind recovery in the general economy and we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.

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

To reduce our exposure to fluctuations in various commodities and interest rates, we have entered into a number of derivative agreements. These derivative agreements require us or the counter-party to such agreements to make payments to the other party if the price of certain commodities or interest rates vary from a specified amount. Although we only enter these agreements with investment grade-rated financial institutions, a continued downturn in the U.S. economy or in the financial markets could adversely impact the financial stability of the counter-parties with which we do business, potentially limiting their ability to fulfill their obligations under our derivative agreements. This could have a negative impact on our consolidated financial condition, results of operations and cash flows.

The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.

We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies for collection and disposal accounts. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on disposal costs, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills may also be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, from time to time we may have difficulty competing effectively in certain markets. If we were to lower prices to address these competitive issues, it could negatively impact our revenues and profitability.

Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.

We seek to secure price increases necessary to offset higher costs (including fuel and environmental costs), to maintain or improve operating margins, and to obtain adequate returns on our substantial investments in assets such as our landfills. From time to time, our competitors may reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index. Particularly in a weak U.S. economy such as the current one, our costs may increase in excess of the increase, if any, in the Consumer Price Index. This may continue to be the case even when the U.S. economy recovers because a recovery in the solid waste industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. We may also lose volume to lower-cost competitors.

Increases in the cost of fuel or petrochemicals will increase our operating expenses, and we cannot assure you that we will be able to recover fuel or oil cost increases from our customers.

We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, and disposal. Fuel prices are unpredictable and can fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel surcharges. For example, our fuel costs were $407.6 million in 2010, representing 5.0% of our revenue compared to $349.8 million in 2009, representing 4.3% of our revenue.

To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2010, approximately 7% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. For 2010, we were able to recover approximately 66% of our fuel costs with fuel recovery fees.

Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. In November 2010, EPA finalized its Renewable Fuel Standard for 2011, which mandates increasing volumes of renewable fuels and biofuels to be used in motor vehicles driven in the U.S. These regulations will likely affect the type of fuel our motor vehicle fleet uses and in the near-term increase the cost of that fuel. Our operations also require the use of products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.

We process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our consolidated financial condition, results of operations and cash flows. We have in the past, and may in the future, enter into swap agreements whereby we receive or make payments to counter-parties if the price of commodities varies from a specified amount or range.

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

During its examination of Allied’s 2002 tax year, the IRS asserted that a 2002 redemption of four partnership interests in waste-to-energy businesses should have been recharacterized as disguised sale transactions. This issue is currently before the Appeals Division of the IRS. The Company believes its position is supported by relevant technical authorities and strong business purpose and we intend to vigorously defend our position on this matter. The potential tax and interest through December 31, 2010 (to the extent unpaid) have been fully reserved in our consolidated balance sheet. A disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time this matter is resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Additionally, during its examination of Allied’s 2000 through 2007 tax years, the IRS proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally emitted from landfills. The IRS’ position is that the methane gas emitted by a landfill constitutes a joint product resulting from landfill operations and, therefore, associated costs should not be expensed until the methane gas is sold or otherwise disposed. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

For additional information on these matters, see Note 10, Income Taxes, to our consolidated financial statements in Item 8. of this Form 10-K.

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

Our financial strategy is also dependent on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, repurchase stock, reduce indebtedness and minimize borrowings, and take other actions to enhance stockholder value. We cannot assure you that: we will be successful in executing our broad-based pricing program; we will generate sufficient cash flow to execute our financial strategy; we will be able to pay cash dividends at our present rate, we will be able to increase the amount of such dividends, or we will be able to continue our share repurchase program.

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

Over the last several years, regulations have been adopted mandating the reduction of vehicle tail pipe emissions. In May 2010, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized the first U.S. standards for GHG emissions from conventional automobiles, including large pick-up trucks. These regulations include increased fuel economy requirements and apply to new motor vehicles covering model years 2012 through 2016. We do not expect that this final rule will lead to a material increase in our capital costs. Later in 2010 the EPA and the NHTSA proposed rules expanding the scope of GHG emission standards for motor vehicles to include heavy duty vehicles, including solid waste collection vehicles and tractor trailers. These rules would similarly include increased fuel economy standards for such vehicles and would apply to new heavy-duty motor vehicles covering model years 2014 through 2018. Because the rule is still in the proposal stage, we cannot predict its effect on us but it could increase our capital costs. This also could cause an increase in vehicle operating costs or a reduction in operating efficiency.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

We cannot assure you that we will successfully obtain or maintain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our non-hazardous solid waste landfills could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.

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

Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling, or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Although such actions are useful in protecting our environment, these actions, as well as voluntary private initiatives by customers to reduce waste or seek disposal alternatives, have reduced and will in the future reduce the volume of waste going to landfills. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to the decrease in demand for such services.

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

Our collection, transfer, and landfill operations are, and may in the future continue to be, affected by state or local laws or regulations that restrict the transportation of solid waste across state, county or other jurisdictional lines or that direct the flow of waste to a specified facility. Such laws and regulations could negatively affect our operations, resulting in declines in landfill volumes and increased costs of alternate disposal.

In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging environmental damage, personal injury or property damage. As a result, we may be required to pay fines or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with our environmental obligations. We could underestimate such accruals and remediation costs could exceed amounts accrued. Such shortfalls could result in significant unanticipated charges to income.

Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate.

Efforts to curtail the emission of greenhouse gases (GHGs) and to ameliorate the effects of climate change continue to be debated on the federal, regional, and state level. Our landfill operations emit methane, identified as a GHG, and our vehicle fleets emit, among others, carbon dioxide, which has also been identified as a GHG. Conventional wisdom now suggests that passage of comprehensive, federal climate change legislation is highly unlikely. Nonetheless, should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.

Absent comprehensive federal legislation to control GHG emissions, EPA is moving ahead administratively under its existing Clean Air Act authority. In October 2009, EPA published a Proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (PSD tailoring rule). EPA finalized the PSD tailoring rule on May 13, 2010. The finalized PSD tailoring rule establishes new thresholds for GHG emissions that define when Clean Air Act permits would be required and would “tailor” these programs to limit which facilities would be required to obtain permits. EPA’s legal authority to “tailor” this rule has been challenged. As of January 2, 2011, some of our landfills became subject to the PSD tailoring rule, which requires permit amendments and could require additional emission controls for GHGs when modifications are made to these landfills, which could increase our costs.

On October 25, 2010, EPA and the Department of Transportation’s National Highway Traffic Safety Administration (NHTSA), proposed rules to reduce GHG emissions from medium and heavy duty vehicles. These proposed rules, if finalized, would impose higher fuel economy standards of heavy duty vehicles. As such, the proposed rules could require us to expend additional capital on our vehicle fleet.

In addition to the obligations imposed by the PSD tailoring rule, as a result of EPA finding that six GHGs endanger public health in December 2009 EPA may impose additional GHG emissions controls on stationary sources. While EPA made its finding in the context of regulating air emissions from motor vehicles, now that it has made the endangerment finding, other provisions of the Clean Air Act provide EPA with the authority to impose further regulations upon stationary sources of GHG emissions, including landfills. We cannot predict the requirements or effective date of any additional stationary source rules that might apply to landfills as a result of the endangerment finding and, accordingly, we cannot assure you that further developments in this area will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations, or cash flows.

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

We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” CERCLA liability also extends to parties who were site owners and operators at the time hazardous substances were disposed, and on persons who arrange for the disposal of such substances at the facility (i.e., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability under CERCLA, or similar state laws or RCRA, in excess of our current reserves because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies we have acquired. Actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes, which could have a material adverse impact on our consolidated financial position, results of operations, and cash flows.

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

As of December 31, 2010, approximately 27% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our business and financial results could be materially and adversely impacted due to the potential for increased operating costs.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to at least 28 multi-employer pension plans covering at least 22% of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a “Withdrawal Event”), we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multi-employer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2010, we owned or operated 348 collection companies, 204 transfer stations, 193 active solid waste landfills and 76 recycling facilities in 40 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 97,000 acres, including approximately 36,000 permitted acres. We also own or have responsibilities for 129 closed landfills. We believe that our property and equipment are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below or in Note 10 to our consolidated financial statements, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7 to our consolidated financial statements, Other Liabilities-Self-Insurance Reserves; (ii) tax-related matters, which are discussed in Note 10 to our consolidated financial statements, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 8 to our consolidated financial statements, Landfill and Environmental Costs. Please see our consolidated financial statements included in this Form 10-K under Item 8 for information about these matters.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $113 million relating to our outstanding legal proceedings as of December 31, 2010, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $121 million higher than the amount recorded as of December 31, 2010.

General Legal Proceedings

Countywide Matter

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

Litigation Related to Fuel and Environmental Fees

On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc. filed a complaint against Republic Services, Inc. and Allied Waste Industries, Inc. in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees. The complaint purports to be filed on behalf of a nationwide class of similarly situated plaintiffs. The complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. The District Court denied plaintiffs’ motion for class certification on December 13, 2010. Plaintiffs filed a motion for reconsideration of that ruling, which the District Court also denied. Plaintiffs have not filed a timely interlocutory appeal, but could file an appeal after any judgment in this case. Based on the District Court’s opinion and the small amounts at issue with respect to the 10 remaining plaintiffs, we will no longer report on this case after this Form 10-K.

On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery is underway. Plaintiff’s deadline for moving for class certification is August 12, 2011.

The plaintiffs in both actions have not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that these matters will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in both lawsuits.

Proxy Disclosure Matter

In late 2009, a stockholder sued Republic Services, Inc. in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (EIP) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP does not comply with Section 162(m) of the Internal Revenue Code. Defendants’ motions to dismiss plaintiff’s complaint have been fully briefed. We believe the lawsuit is without merit and is not material and intend to vigorously defend against the plaintiff’s allegations.

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

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,300 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50,000,000 and punitive damages in excess of $50,000,000, the amount of damages being sought is unspecified. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. We intend to vigorously defend against the plaintiffs’ allegations in this action.

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and briefing is complete. The parties are currently attempting to resolve the matter through mediation. If the mediation does not resolve the matter, we intend to continue to defend this lawsuit vigorously.

Legal Proceedings Involving Governmental Authorities with Possible Sanctions of $100,000 or More

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe that the monetary sanctions will not equal or exceed $100,000. We are disclosing the following matters in accordance with that requirement:

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

On February 5, 2010, the U.S. Environmental Protection Agency (EPA) Region IX delivered a Finding and Notice of Violation to the Forward Landfill as a result of alleged violations of the Title V permit issued under the Clean Air Act. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, and submitting inaccurate compliance certifications. While a complaint has not yet been filed, on December 15, 2010, the District issued a 60-day Notice of Intent to Sue based on these allegations. We are undergoing nonbinding mediation with the agencies as we continue to vigorously defend against the allegations.

Imperial Landfill Matter

On May 18, 2009, the Pennsylvania Department of Environmental Protection (PADEP) and the Allegheny County Health Department (ACHD) presented the Imperial Landfill a proposed consent order and agreement for a series of alleged violations related to landfill gas, leachate control, cover management, and resulting nuisance odor complaints, primarily in late 2008 and 2009. On March 12, 2010, we signed a Consent Assessment of Civil Penalties (CACP) with the PADEP in connection with PADEP’s allegations of violations at the landfill through November 16, 2009. The total penalty amount in the CACP was $650,000. On April 12, 2010, additional orders were issued against us by both the PADEP and the ACHD for the allegedly continuing failure to bring the landfill’s odor issues under control. We have concluded settlements with both agencies. On November 22, 2010, we finalized a Consent Order and Agreement (COA) with the ACHD, in which we paid a penalty of $225,000 for all violations up to the date of the COA and agreed to certain operational requirements. The ACHD withdrew its April 12, 2010 Order. On December 22, 2010, we executed a COA with the PADEP, pursuant to which we have paid a penalty of $142,000 for all violations of which PADEP was aware from November 17, 2009 through December 15, 2010. We also agreed to certain operational requirements.

Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (SCAQMD) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints and notices of violation alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The SCAQMD’s independent Hearing Board held a series of public hearings between December 2009 and March 2010, after which it issued a final order (Order) that requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. In July 2010, the Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. While the District prosecutor’s office has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty. In September 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring the implementation of certain corrective measures aimed at reducing odors. Sunshine Canyon, the SCAQMD Hearing Board and SCAQMD staff are currently attempting to resolve conflicting requirements between the County’s directive and the Hearing Board’s Order.

Lorain County Landfill Matter

Since 2006, the Lorain County Landfill located in Lorain, Ohio has agreed to two consensual Director’s Final Findings and Orders (DFFO’s) issued by the Ohio Environmental Protection Agency related to operational issues, including odor nuisances. The Ohio Attorney General’s office has advised us that it intends to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc., which has operated and maintained the landfill’s gas collection system, for violations that are alleged to continue to occur in violation of the DFFOs and are related to continuing alleged nuisance odors. We are engaging in discussions with representatives of the Attorney General’s office to attempt to amicably resolve the State’s issues and to negotiate a consent order that would be filed with the common pleas court. While the Attorney General’s office has stated its intention to assess a penalty on Lorain County Landfill, LLC (as well as Lorain County LFG Power Station Energy Developments, Inc.), it has not indicated

the amount or type of penalty it will seek. The Attorney General’s office also has indicated it will seek injunctive relief, but has not yet indicated what such injunctive relief would entail. Discussions with the Attorney General’s office are ongoing.

Queen Creek Matter

The Maricopa County Air Quality Department issued a Notice of Violation (NOV) to the Maricopa County Solid Waste Department (Solid Waste Department) in March 2010 and to the Town of Queen Creek (“Queen Creek”) and Allied Waste Industries (Arizona), Inc. (Allied Waste) in October 2010 relating to the Queen Creek Landfill (Landfill). The NOV alleges violations of the Clean Air Act relating to the Landfill while it was in operation. The Landfill was owned by Maricopa County and operated by Allied Waste under contract with Queen Creek between 1996 and 2006, at which time it was closed. The NOV alleges the failure to design, install and operate a landfill gas collection control system, failure to timely apply for an air quality permit, and failure to provide required reports relating to landfill capacity, status and closure. Under the terms of several intergovernmental agreements between Maricopa County and Queen Creek, Maricopa County agreed to be responsible for the activities that are the subject of the NOVs and to indemnify Queen Creek and its contractors for Maricopa County’s failure to meet its obligations under the agreements. The Company will vigorously defend against the allegations and seek indemnification from Maricopa County.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The principal market for our common stock is the New York Stock Exchange (NYSE), and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the NYSE and the cash dividends declared per share of common stock for the periods indicated:

			Dividends
	High	Low	Declared

Year Ended December 31, 2010:
First Quarter	$29.55	$25.15	$0.19
Second Quarter	31.92	27.65	0.19
Third Quarter	32.95	28.97	0.20
Fourth Quarter	32.13	27.70	0.20
Year Ended December 31, 2009:
First Quarter	$26.81	$15.05	$0.19
Second Quarter	24.45	16.31	0.19
Third Quarter	27.34	23.32	0.19
Fourth Quarter	29.82	25.44	0.19

There were 844 holders of record of our common stock at February 10, 2011, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In February 2011, our board of directors declared a regular quarterly dividend of $0.20 per share for stockholders of record on April 1, 2011. We expect to continue to pay quarterly cash dividends, and we may consider increasing our quarterly cash dividends if we believe it will enhance stockholder value.

We have the ability under our credit facilities to pay dividends and repurchase our common stock subject to our compliance with the financial covenants in our credit facilities. As of December 31, 2010 and throughout the entire year, we were in compliance with the financial covenants in our credit facilities.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2010:

			Total Number of Shares	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of Publicly	May Yet Be Purchased
	Shares Purchased (a)	per Share (a)	Announced Program (b)	Under the Program (c)

October 2010	—	$—	—	$—
November 2010	965,431	$28.25	965,431	$372,728,864
December 2010	499,409	$28.93	479,900	$358,860,447

	1,464,840	$28.48	1,445,331

(a)	Our board of directors has approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. Share repurchases under the 2010 Program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the 2010 Program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2010 Program may be extended, suspended or discontinued at any time.

(b)	The total number of shares purchased during the fourth quarter of 2010 includes: (i) 1,445,331 shares of common stock purchased pursuant to the 2010 Program; and (ii) 19,509 shares of common stock surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees. We expect to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

(c)	Shares that may be purchased under the program excludes 19,509 shares of common stock surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Recent Sales of Unregistered Securities

None

Performance Graph

The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJW&DS Index). The graph covers the period from December 31, 2005 to December 31, 2010 and assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100

Indexed Returns For Years Ending

	December 31,
	2005	2006	2007	2008	2009	2010

Republic Services, Inc.	$100.00	$109.91	$129.38	$104.98	$123.88	$134.12
S&P 500 Stock Index	100.00	115.80	122.16	76.96	97.33	111.99
DJW&DS Index	100.00	122.88	128.50	120.68	137.37	163.17

ITEM 6.	SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

The Allied acquisition was effective December 5, 2008 and has been accounted for as an acquisition of Allied by Republic. The consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position or results of operations. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired being recorded as goodwill.

Our shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods prior to 2007 to reflect a 3-for-2 stock split in the form of a stock dividend that was effective on March 16, 2007.

See Notes 1, 2, 3, 8, 9, 10 and 12 of the notes to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share amounts.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenue	$8,106.6	$8,199.1	$3,685.1	$3,176.2	$3,070.6
Expenses:
Cost of operations	4,764.8	4,844.2	2,416.7	2,003.9	1,924.4
Depreciation, amortization and depletion	833.7	869.7	354.1	305.5	296.0
Accretion	80.5	88.8	23.9	17.1	15.7
Selling, general and administrative	858.0	880.4	434.7	313.7	315.0
Loss (gain) on disposition of assets and impairments, net	19.1	(137.0)	89.8	—	—
Restructuring charges	11.4	63.2	82.7	—	—

Operating income	1,539.1	1,589.8	283.2	536.0	519.5
Interest expense	(507.4)	(595.9)	(131.9)	(94.8)	(95.8)
Loss on extinguishment of debt	(160.8)	(134.1)	—	—	—
Interest income	0.7	2.0	9.6	12.8	15.8
Other income (expense), net	5.4	3.2	(1.6)	14.1	4.2

Income before income taxes	877.0	865.0	159.3	468.1	443.7
Provision for income taxes	369.5	368.5	85.4	177.9	164.1

Net income	507.5	496.5	73.9	290.2	279.6
Less: Income attributable to noncontrolling interests	(1.0)	(1.5)	(0.1)	—	—

Net income attributable to Republic Services, Inc.	$506.5	$495.0	$73.8	$290.2	$279.6

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.32	$1.30	$0.38	$1.53	$1.41

Weighted average common shares outstanding	383.0	379.7	196.7	190.1	198.2

Diluted earnings per share attributable to Republic
Services, Inc. stockholders:
Diluted earnings per share	$1.32	$1.30	$0.37	$1.51	$1.39

Weighted average common and common equivalent shares outstanding	385.1	381.0	198.4	192.0	200.6

Cash dividends per common share	$0.7800	$0.7600	$0.7200	$0.5534	$0.4000

	Year Ended December 31,
	2010	2009	2008	2007	2006

Other Operating Data:
Cash flows from operating activities	$1,433.7	$1,396.5	$512.2	$661.3	$511.2
Capital expenditures	794.7	826.3	386.9	292.5	326.7
Proceeds from sales of property and equipment	37.4	31.8	8.2	6.1	18.5
Balance Sheet Data:
Cash and cash equivalents	$88.3	$48.0	$68.7	$21.8	$29.1
Restricted cash and marketable securities	172.8	240.5	281.9	165.0	153.3
Total assets	19,461.9	19,540.3	19,921.4	4,467.8	4,429.4
Total debt	6,743.6	6,962.6	7,702.5	1,567.8	1,547.2
Total stockholders’ equity	7,848.9	7,567.1	7,282.5	1,303.8	1,422.1

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

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 348 collection companies in 40 states and Puerto Rico. We own or operate 204 transfer stations, 193 active solid waste landfills and 76 recycling facilities. We also operate 73 landfill gas and renewable energy projects. We completed our acquisition of Allied Waste Industries, Inc. (Allied) in December 2008. We believe that this acquisition creates a strong operating platform that will allow us to continue to provide quality service to our customers and superior returns to our stockholders.

Despite the challenging economic environment, our business has performed well during 2010 due in large part to the indispensable nature of our services and the scalability of our business. Revenue for the year ended December 31, 2010 decreased by 1.1% or $92.5 million to $8,106.6 million as compared to $8,199.1 million during the comparable period in 2009. Due to the Allied acquisition, the DOJ required us to divest of certain assets and related liabilities. The resulting divestitures, as well as other divestitures in the normal course of business, decreased revenue by 1.1% for the year ended December 31, 2010 from the year ended December 31, 2009. Excluding divested revenue, core revenue for the year ended December 31, 2010 was unchanged, consisting of a 1.6% increase in core price, 1.4% increase in commodity price and a 0.5% increase in fuel charges, offset by a decrease of 3.5% in core volume due to the continued weak economy. The core price increase, together with operating efficiencies arising from the acquisition and cost control measures taken by our operations management to scale the business down for lower volumes, served to moderate profit margin declines.

During 2010, we completed the integration of Allied operations resulting in approximately $190 million of annual run-rate synergy savings, of which $161 million relates to operating synergies and $29 million relates to financing synergies, exceeding our original estimate of approximately $150 million by 26.7%. Since the acquisition in 2008, we have repaid $1.3 billion of net borrowings through December 31, 2010 and have refinanced $1.5 billion of senior notes and $677.4 million of tax-exempt financings at lower interest rates. Free cash flow generated from operations allowed us to increase our regular quarterly dividend 5% in the third quarter of 2010 and in November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock.

2011 Guidance

Our objectives for 2011 remain consistent with previous years and focus on enhancing stockholder value by increasing returns on invested capital and through the efficient use of free cash flow. Despite the challenging economy, we remain committed to continuing our broad-based pricing program across all lines of business to recover increasing costs and to expand our operating margins.

Our guidance is based on current economic conditions and does not assume any improvement or deterioration in the overall economy in 2011. Specific guidance follows:

Revenue

We expect 2011 revenue to increase by approximately 0.5 to 1.5%. This consists of the following:

Increase
(Decrease)

Core price	1.0 to 1.5%
Volume	0.0 to 0.5%
San Mateo and Toronto contract losses	(1.5)%
Fuel surcharges	0.5%
Commodities	0.5%

Total change	0.5 to 1.5%

Approximately 50% of our annual revenue is restricted as to the amount of certain pricing changes. Such restrictions on price increases include but are not limited to each of the following:

•	Price changes based upon fluctuation in a specific index as defined in the contract;

•	Fixed price increases based on stated contract terms; or

•	Price changes based on a cost plus a specific profit margin or other measurement.

Of these restricted pricing arrangements, approximately 70% are based on a consumer price index, 20% are fixed arrangements and the remainder are based upon a cost plus or other specific arrangement. The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.

Property and Equipment

In 2011, we anticipate receiving $750 million of property and equipment. Purchases of property and equipment as reflected on our consolidated statement of cash flows for 2011 are expected to be $870 million and represent amounts paid during 2011 for such expenditures. The difference between property and equipment received and purchases of property and equipment is adjustments for approximately $120 million of property and equipment received during 2010 but paid for in 2011.

Recent Developments

Subsequent to December 31, 2010, we: (i) entered into certain interest rate locks with an aggregate notional amount in excess of $550.0 million to manage exposure to fluctuations in interest rates in anticipation of a planned issuance of senior notes in the first half of 2011 and (ii) financed the maturity of our $262.9 million 5.750% senior notes with proceeds from our Credit Facilities.

Business Acquisitions and Divestitures

We make decisions to acquire, invest in or divest of businesses based on financial and strategic considerations. Businesses acquired are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

Acquisition of Allied Waste Industries, Inc.

On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value. We completed the integration of the operations of the two companies and converted to one operating system during 2010.

As a condition of the Allied acquisition, the DOJ required us to divest of certain assets and related liabilities. We completed all of the required divestitures during 2009.

Consolidated Results of Operations

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes our operating revenue, costs and expenses in millions of dollars and as a percentage of our revenue for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008

Revenue	$8,106.6	100.0%	$8,199.1	100.0%	$3,685.1	100.0%
Cost of operations	4,764.8	58.8	4,844.2	59.1	2,416.7	65.6
Depreciation, amortization and depletion of property and equipment	762.2	9.4	799.1	9.7	342.3	9.3
Amortization of other intangible assets and other assets	71.5	0.9	70.6	0.9	11.8	0.3
Accretion	80.5	1.0	88.8	1.1	23.9	0.7
Selling, general and administrative	858.0	10.6	880.4	10.7	434.7	11.8
Loss (gain) on disposition of assets and impairments, net	19.1	0.2	(137.0)	(1.7)	89.8	2.4
Restructuring charges	11.4	0.1	63.2	0.8	82.7	2.2

Operating income	$1,539.1	19.0%	$1,589.8	19.4%	$283.2	7.7%

Pre-tax income was $877.0 million, $865.0 million and $159.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net income attributable to Republic Services, Inc. was $506.5 million, or $1.32 per diluted share, for the year ended December 31, 2010, compared to $495.0 million, or $1.30 per diluted share in 2009 and $73.8 million, or $0.37 per diluted share in 2008.

During each of the three years ended December 31, 2010, 2009 and 2008, we recorded a number of gains, charges (recoveries) and other expenses that impacted our pre-tax income, net income attributable to Republic

Services, Inc. (Net Income – Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
		Net	Diluted		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share	Income	Republic	per Share

As reported	$877.0	$506.5	$1.32	$865.0	$495.0	$1.30	$159.3	$73.8	$0.37
Loss on extinguishment of debt	160.8	98.6	0.26	134.1	83.3	0.22	-	-	-
Costs to achieve synergies	33.3	20.3	0.05	41.8	25.6	0.06	2.9	1.7	0.01
Restructuring charges	11.4	7.0	0.02	63.2	38.6	0.10	82.7	49.9	0.25
Remediation (recoveries) charges	-	-	-	(6.8)	(4.1)	(0.01)	156.8	94.6	0.48
Loss (gain) on disposition of assets and impairments, net	19.1	25.4	0.06	(137.0)	(73.8)	(0.19)	89.8	54.1	0.27
Tax effect of permanent items	-	-	-	-	-	-	-	31.1	0.16

Adjusted	$1,101.6	$657.8	$1.71	$960.3	$564.6	$1.48	$491.5	$305.2	$1.54

Loss on extinguishment of debt. During 2010, we refinanced $677.4 million and repaid $97.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $28.5 million related to the write-off of unamortized debt discounts and professional fees to effectuate these transactions.

Additionally, during 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040 (collectively, the Notes). We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss on extinguishment of debt of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes. Separately, we incurred a loss of $0.2 million in 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program.

During 2009, we issued $1,250.0 million of senior notes, the proceeds of which were primarily used to purchase and retire outstanding senior notes maturing in 2010 through 2034. Additionally, we repurchased certain of our outstanding senior notes in the secondary market.

Costs to achieve synergies. During the year ended December 31, 2010, we incurred $33.3 million of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses versus $41.8 million and $2.9 million for the comparable 2009 and 2008 periods, respectively. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. In 2011, we do not expect to incur any additional costs to achieve synergies.

Restructuring charges. During the year ended December 31, 2010, we incurred $11.4 million of restructuring and integration charges related to the Allied acquisition versus $63.2 million and $82.7 million for the comparable 2009 and 2008 periods, respectively. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. In 2011, we do not expect to incur any additional restructuring charges related to the Allied acquisition.

Remediation (recoveries) charges. During 2009, we recovered $(12.0) million of insurance proceeds related to remediation costs at the Countywide facility, which were partially offset by additional charges of $5.2 million at our closed disposal facility in California. Remediation and related charges of $156.8 million during 2008 were attributable to changes to our cost estimates at the Countywide facility, our closed disposal facility in California, and the Sunrise Landfill in Nevada.

Loss (gain) on disposition of assets and impairments, net. During the year ended December 31, 2010, we recorded a net loss on the disposition of assets of $4.0 million as a result of business divestures, including transaction costs. Additionally, during 2010 we recorded an impairment loss of $15.1 million related to certain long-lived assets that are held and used.

During 2009, we recorded net gain on disposition of assets, net of costs to sell of $(137.0) million related to the mandatory disposition of assets as required by DOJ as well as discretionary dispositions. During 2008, we recorded asset impairments of $89.8 million primarily related to the Countywide facility, our former corporate office in Florida and impairment on sales of DOJ required divestitures.

Tax effect of permanent items in adjustments. During 2008, our effective tax rate was impacted by several expenses associated with the acquisition that were not tax deductible.

In addition to the items discussed above, we incurred the following charges during the year ended December 31, 2008:

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

These gains and charges affected our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, as follows (in millions):

	2010	2009	2008

Expenses:
Cost of operations	$-	$(6.8)	$153.9
Selling, general and administrative	33.3	41.8	4.8
Loss (gain) on disposition of assets and impairments, net	19.1	(137.0)	89.8
Restructuring charges	11.4	63.2	82.7
Loss on extinguishment of debt	160.8	134.1	-
Other (income) expense, net	-	-	1.0

Total charges, net	$224.6	$95.3	$332.2

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer station, landfill and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from sales of recyclable materials and revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the respective years ended December 31 (in millions of dollars and as a percentage of our revenue):

	2010		2009		2008

Collection:
Residential	$2,173.9	26.8%	$2,187.0	26.7%	$966.0	26.2%
Commercial	2,486.8	30.7	2,553.4	31.1	1,161.4	31.5
Industrial	1,482.9	18.3	1,541.4	18.8	711.4	19.3
Other	29.6	0.4	26.9	0.3	23.2	0.7

Total collection	6,173.2	76.2	6,308.7	76.9	2,862.0	77.7

Transfer and disposal	2,998.9		3,113.5		1,343.4
Less: Intercompany	(1,521.6)		(1,564.1)		(683.5)

Transfer and disposal, net	1,477.3	18.2	1,549.4	18.9	659.9	17.9

Sale of materials	307.1	3.8	181.2	2.2	121.1	3.3
Other non-core	149.0	1.8	159.8	2.0	42.1	1.1

Other	456.1	5.6	341.0	4.2	163.2	4.4

Total revenue	$8,106.6	100.0%	$8,199.1	100.0%	$3,685.1	100.0%

The following table reflects changes in our core adjusted revenue for the years ended December 31, 2010, 2009 and 2008. We have presented the components of our revenue changes for the year ended December 31, 2009 assuming the Allied acquisition occurred on January 1, 2008:

	2010	2009	2008

Core price	1.6%	3.0%	4.4%
Fuel surcharges	0.5	(2.5)	1.8
Commodities	1.4	(1.7)	0.1

Total price	3.5	(1.2)	6.3
Volume	(3.5)	(9.5)	(3.8)

Total internal growth	-	(10.7)	2.5
Acquisitions/divestitures, net	(1.1)	(1.4)	13.5
Intercompany eliminations	-	(0.3)	-

Total	(1.1)%	(12.4)%	16.0%

Intercompany revenue relates to prior year transactions between Republic and Allied that would have been eliminated if the companies had merged on January 1, 2008. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Revenue – 2010 versus 2009

The decrease in revenue in 2010 compared to 2009 is due to the following:

•	Changes in core price increased revenue by 1.6% in 2010 compared to 3.0% in 2009. The lower core price increase in 2010 compared to 2009 is due primarily to the lower inflationary environment which limits our price increases on index based contracts, partially offset by our continued broad-based pricing initiatives.

•	Changes in fuel surcharges increased revenue by 0.5% in 2010 compared to a decrease of 2.5% in 2009. Revenue benefited from fuel surcharges resulting from higher fuel costs that were passed along to our customers in 2010. The increase in fuel surcharges in 2010 compared to 2009 is directly attributable to an increase in fuel costs.

•	Changes in commodity prices increased revenue by 1.4% in 2010 compared to a decrease of 1.7% in 2009. Revenue benefited from higher commodity prices for recovered materials in 2010 compared to 2009.

•	Changes in core volume decreased revenue by 3.5% in 2010 compared to 9.5% in 2009. During 2010, we continued to experience negative core growth in all lines of business, especially in temporary roll-off within our industrial collection business in the first half of 2010. Core volume continued to decline throughout 2010, however, at a lower rate than earlier in the year or in 2009.

•	Changes in acquisitions and divestitures, net decreased revenue by 1.1% in 2010 compared to 1.4% in 2009. The DOJ required us to divest of certain assets and related liabilities in connection with the Allied acquisition. The resulting divestitures, as well as other divestitures in the normal course of business, decreased revenue by 1.1% in 2010 compared to 2009.

Revenue – 2009 versus 2008

The increase in revenue in 2009 compared to 2008 is due to the Allied acquisition in December 2008. Additionally:

•	Changes in core price increased revenue by 3.0% and 4.4% in 2009 and 2008, respectively, due to our broad-based pricing initiative which we started during 2003.

•	Changes in fuel surcharges decreased revenue by 2.5% in 2009 compared to an increase of 1.8% in 2008. Revenue benefited from fuel surcharges resulting from high fuel costs that were passed along to our customers during 2008. The decline in fuel surcharges in 2009 compared to 2008 is directly attributable to a decline in fuel costs.

•	Changes in commodity prices decreased revenue by 1.7% in 2009 compared to an increase of 0.1% in 2008. During 2009, lower market demand resulted in lower pricing for the commodities we sell.

•	Changes in core volume decreased revenue by 9.5% and 3.8% in 2009 and 2008, respectively. During 2009, we experienced negative core volume growth in all lines of business, especially in our industrial collection and landfill businesses, as a result of the challenging economic environment.

Cost of Operations

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

The following table summarizes the major components of our cost of operations for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars and as a percentage of our revenue):

	2010		2009		2008

Labor and related benefits	$1,534.4	18.9%	$1,561.0	19.0%	$707.0	19.2%
Transfer and disposal costs	665.7	8.2	707.3	8.6	348.7	9.5
Maintenance and repairs	609.7	7.5	649.2	7.9	281.8	7.6
Transportation and subcontract costs	465.4	5.7	490.5	6.0	244.4	6.6
Fuel	407.6	5.0	349.8	4.3	235.3	6.4
Franchise fees and taxes	395.8	4.9	403.7	4.9	139.0	3.8
Landfill operating costs	136.2	1.7	117.8	1.4	190.5	5.2
Risk management	171.6	2.1	212.0	2.6	112.7	3.0
Cost of goods sold	103.9	1.3	63.3	0.8	50.3	1.4
Other	274.5	3.5	289.6	3.6	107.0	2.9

Total cost of operations	$4,764.8	58.8%	$4,844.2	59.1%	$2,416.7	65.6%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our cost of operations by cost component to that of other companies.

During the years ended December 31, 2010, 2009 and 2008, approximately 67%, 68% and 58%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization). This increase in internalization from 2008 to 2009 is due to a higher concentration of integrated hauling and landfill operations acquired in the Allied acquisition.

Cost of Operations – 2010 versus 2009

Our cost of operations, as a percentage of revenue, decreased 0.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily as a result of the following:

•	Transfer and disposal, maintenance and repair, and transportation and subcontract costs continue to decrease versus the comparable 2009 period due to lower waste volumes and cost control measures.

•	Risk management costs decreased during 2010 as we continued to experience favorable actuarial developments primarily attributable to our continued focus on safety.

Partially offset by:

•	Fuel expenses increased by $57.8 million, or 16.5%, year over year. Average fuel costs per gallon for the year ended December 31, 2010 were $2.99, an increase of $0.52 or approximately 21% from the average price of $2.47 for the year ended December 31, 2009.

•	Landfill operating costs increased by $18.4 million, or 15.6%, year over year. During the year ended December 31, 2009, we recovered $12.0 million of insurance proceeds related to remediation costs at the Countywide facility which reduced our landfill operating costs during that period. There were no such recoveries during the comparable 2010 period. The remainder of the increase in landfill operating costs is due to adjustments recorded at several remediation reserve sites.

Cost of Operations – 2009 versus 2008

Our cost of operations, as a percentage of revenue, improved 6.5% to 59.1% for the year ended December 31, 2009 compared to 65.6% for the year ended December 31, 2008, primarily as a result of the following:

•	Transfer and disposal costs decreased as a percentage of revenue primarily due to lower fuel and disposal costs. In addition, transfer and disposal costs were also favorably impacted by increased internalization of our waste streams into landfills either owned or operated by us.

•	Fuel costs decreased approximately 35% from an average of $3.80 per gallon during 2008 to an average of $2.47 per gallon during 2009.

•	Landfill operating costs decreased 3.8% as a percentage of revenue, primarily due to charges we recorded during 2008 consisting of $98.0 million related to estimated costs to comply with Final Findings and Orders issued by the Ohio Environmental Protection Agency and the Agreed Order on Consent issued by the Environmental Protection Agency in response to environmental conditions at the Countywide facility, $21.9 million related to environmental conditions at our closed disposal facility in California and $34.0 million related to environmental conditions at the Sunrise Landfill. These charges increased our 2008 cost of operations as a percentage of revenue by 4.2% for the year ended December 31, 2008.

•	Other cost of operations increased 0.7% as a percentage of revenue primarily due to increases in occupancy and facility expenses as well as equipment rental expense.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars and as a percentage of revenue):

	2010		2009		2008

Depreciation and amortization of property and equipment	$511.6	6.3%	$520.6	6.3%	$222.6	6.0%
Landfill depletion and amortization	250.6	3.1	278.5	3.4	119.7	3.3

Depreciation, amortization and depletion expense	$762.2	9.4%	$799.1	9.7%	$342.3	9.3%

Depreciation, Amortization and Depletion of Property and Equipment – 2010 versus 2009

The decrease in landfill depletion and amortization in aggregate dollars and as a percentage of revenue is due to a reduction of amortization expense associated with lower landfill volumes and assets divested as required by the DOJ. Depreciation and amortization of property and equipment, as a percentage of revenue, has remained consistent year over year.

Depreciation, Amortization and Depletion of Property and Equipment – 2009 versus 2008

The increase in depreciation, amortization and depletion expenses as a percentage of revenue is primarily due to increases in depreciation and depletion expense associated with equipment and landfills acquired from Allied and recorded at their fair values. We allocated $2.6 billion of fair value to the landfills we acquired from Allied. The increase in the landfill depletion and amortization in aggregate dollars is directly attributable to this allocation of fair value.

Amortization of Other Intangible and Other Assets

Expenses for amortization of intangible and other assets were $71.5 million, $70.6 million and $11.8 million, or, as a percentage of revenue, 0.9%, 0.9% and 0.3% for the years ended December 31, 2010, 2009 and 2008, respectively. Our other intangible and other assets primarily relate to customer lists, franchise agreements, municipal contracts, trade names, favorable lease assets and to a lesser extent non-compete agreements. The increase in such expenses in aggregate dollars and as a percentage of revenue for the year ended December 31, 2009 versus 2008 is due to the amortization of intangible assets recorded as a result of the Allied acquisition.

Accretion Expense

Accretion expense was $80.5 million, $88.8 million and $23.9 million, or, as a percentage of revenue, 1.0%, 1.1% and 0.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in accretion expense in 2010 compared to 2009 is primarily due to the decrease in our weighted average credit-adjusted risk-free rate used to accrete new layers of our capping, closure and post-closure liabilities and the divestiture of several landfills. The increase in such expenses in aggregate dollars in 2009 versus 2008 is primarily due to an increase in asset retirement obligations associated with the Allied acquisition. The asset retirement obligations acquired from Allied are recorded using a discount rate of 9.75%, which is higher than the credit-adjusted, risk-free rate we have used historically to record such obligations.

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

The following table provides the components of our selling, general and administrative costs for the three years ended December 31, 2010, 2009 and 2008 (in millions of dollars and as a percentage of revenue):

	2010		2009		2008

Salaries	$538.6	6.6%	$548.1	6.7%	$237.6	6.4%
Provision for doubtful accounts	23.6	0.3	27.3	0.3	36.5	1.0
Costs to achieve synergies	33.3	0.4	41.6	0.5	2.9	0.1
Other	262.5	3.3	263.4	3.2	157.7	4.3

Total selling, general and administrative expenses	$858.0	10.6%	$880.4	10.7%	$434.7	11.8%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.

Selling, General and Administrative Expenses – 2010 versus 2009

Selling, general and administrative expenses decreased $22.4 million for the year ended December 31, 2010 compared to 2009 and, as a percentage of revenue, remained consistent with 2009. Selling, general and administrative expenses includes an accrual for synergy bonus related to the Allied acquisition of approximately $33 million in 2010 and $34 million in 2009. In 2011, we do not expect to incur any additional costs to achieve synergies.

Selling, General and Administrative Expenses – 2009 versus 2008

Selling, general and administrative expenses in 2009 include $41.6 million of costs to achieve synergies related to the Allied acquisition. These costs primarily consist of a synergy related bonus of approximately $34 million accrued in 2009.

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

Excluding charges for synergies, conforming accounting policies, bankruptcies and certain legal matters, selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 would have been $824.7 million, $838.8 million and $387.9 million, or 10.2%, 10.2% and 10.5% as a percentage of revenue, respectively. With the completion of the integration of Allied, our goal is to maintain our selling, general and administrative costs at no more than 10.0% of revenue, which we believe is appropriate given our existing business platform.

Loss (gain) on Disposition of Assets and Impairments, Net

Loss (gain) on disposition of assets and impairments, net of costs to sell was $19.1 million, $(137.0) million and $89.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We divested certain assets throughout 2010 resulting in a net loss on disposition of assets of $4.0 million, including transaction costs. Additionally, we recorded an impairment loss of $15.1 million related to certain long-lived assets that are held and used.

During the year ended December 31, 2009, we divested of certain assets as required by the DOJ as a condition of the Allied acquisition and recorded a gain of $153.5 million. Offsetting this gain was a loss of $10.2 million recognized in connection with the divestiture of a hauling operation in Miami-Dade County, Florida as well as $7.1 million of additional asset impairments, primarily related to our former corporate offices and other assets sold or held for sale.

During the year ended December 31, 2008, we recorded a charge of $75.9 million related to the impairment of the Countywide facility. This impairment relates to the anticipated loss of permitted airspace associated with complying with F&Os issued by the OEPA and the AOC issued by the EPA based upon recent negotiations with the OEPA and the EPA. Also during the year ended December 31, 2008, we recorded $7.8 million of other impairment charges, consisting primarily of charges related to our former corporate office in South Florida.

Restructuring Charges

During the year ended December 31, 2010, we incurred $11.4 million of restructuring and integration charges related to the integration of Allied, which consisted of charges and adjustments for severance, employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our corporate entities segment. We do not expect to incur any significant additional charges with respect to this plan. During the years ended December 31, 2009 and 2008, we incurred $63.2 million and $82.7 million, respectively, of such charges.

Interest Expense

The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition:

	2010	2009	2008

Interest expense on debt and capital lease obligations	$413.2	$453.5	$123.9
Accretion of debt discounts	52.4	92.1	10.1
Accretion of remediation and risk reserves	48.1	58.1	0.5
Less: capitalized interest	(6.3)	(7.8)	(2.6)

Total interest expense	$507.4	$595.9	$131.9

The decrease in interest expense during the year ended December 31, 2010 versus 2009 is due to refinancing our higher interest rate debt during 2010 and in the second half of 2009 and the net reduction of borrowings.

The increase in interest expense during the year ended December 31, 2009 versus 2008 is primarily due to the additional debt we assumed as a result of the Allied acquisition. Interest expense also increased as a result of accreting discounts applied to debt or imputing interest on environmental and risk reserves assumed from Allied.

The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million, which is amortized as interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts on the outstanding debt assumed from Allied as of December 31, 2010 are as follows (in millions):

		Expected
		Amortization
	Remaining	Over the Next
	Discount	Twelve Months

$400.0 million 5.750% senior notes due February 2011	$1.2	$1.2
$275.0 million 6.375% senior notes due April 2011	1.8	1.8
$600.0 million 7.125% senior notes due May 2016	64.5	9.7
$750.0 million 6.875% senior notes due June 2017	86.1	10.4
$99.5 million 9.250% debentures due May 2021	6.1	0.4
$360.0 million 7.400% debentures due September 2035	92.4	0.9
Other, maturing 2014 through 2027	21.9	2.6

Total	$274.0	$27.0

Loss on Extinguishment of Debt

Loss on early extinguishment of debt was $160.8 million for the year ended December 31, 2010, resulting from the following:

•	During 2010, we refinanced $677.4 million and repaid $97.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $28.5 million related to charges for unamortized debt discounts and professional fees paid to effectuate these transactions.

•	In March 2010, we issued $850.0 million of 5.000% senior notes due 2020 and $650.0 million of 6.200% senior notes due 2040. We used the net proceeds from these senior notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. We incurred a loss of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

•	Additionally in March 2010, we repaid all borrowings and terminated our accounts receivable securitization program with two financial institutions that allowed us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. We recorded a loss on extinguishment of debt of $0.2 million related to the charges for unamortized deferred issuance costs associated with this program.

Loss on early extinguishment of debt was $134.1 million for the year ended December 31, 2009, resulting from the following:

•	In September 2009, we issued $650.0 million of 5.500% senior notes due 2019 with an unamortized discount of $4.5 million at December 31, 2009. A portion of the net proceeds from these notes was used to purchase and retire $325.5 million of our outstanding senior notes maturing in 2010 and 2011.

•	In November 2009, we issued $600.0 million of 5.250% Senior Notes due 2021. The net proceeds from these notes as well as draws on our revolver were used to purchase and retire our 7.875% Senior Notes due 2013 (redeemed at 102.625%), our 7.375% Senior Notes due 2014 (redeemed at 103.688%), and our 4.250% Senior Subordinated Convertible Debentures due 2034 (redeemed at par).

•	In addition, during 2009 we repurchased and retired certain of our senior notes in the secondary market.

In the future we may chose to voluntarily retire certain portions of our outstanding debt before their maturity using cash from operations or additional borrowings. We also may explore opportunities in capital markets to fund redemptions. The early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired.

Income Taxes

Our provision for income taxes was $369.5 million, $368.5 million and $85.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective income tax rate was 42.1%, 42.6% and 53.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective income tax rate is adversely impacted by expenses incurred which are non-deductible for tax, disposition of assets that have little or no basis for tax, and accruals for penalties and interest on uncertain tax positions.

In the future we may choose to divest certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.

Reportable Segments

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the years ended December 31, 2010, 2009 and 2008 is shown in the following table (in millions of dollars and as a percentage of revenue):

		Depletion and	Amortization		Gain (Loss) on
		Accretion Before	Expense	Depreciation,	Disposition of
		Adjustments for	for Asset	Amortization,	Assets, Net	Operating
	Net	Asset Retirement	Retirement	Depletion and	and Asset	Income	Operating
	Revenue	Obligations	Obligations	Accretion	Impairment	(Loss)	Margin

2010:
Eastern	$2,075.5	$208.8	$(3.3)	$205.5	$(15.0)	$488.4	23.5%
Midwestern	1,766.9	214.2	(10.6)	203.6	9.3	402.0	22.8
Southern	1,977.3	225.3	(3.8)	221.5	1.8	482.8	24.4
Western	2,188.6	224.2	(6.0)	218.2	(0.9)	521.2	23.8
Corporate entities	98.3	51.9	13.5	65.4	(14.3)	(355.3)	-

Total	$8,106.6	$924.4	$(10.2)	$914.2	$(19.1)	$1,539.1	19.0%

2009:
Eastern	$2,115.0	$215.5	$(1.2)	$214.3	$4.0	$483.0	22.8%
Midwestern	1,777.0	227.3	(1.4)	225.9	27.1	367.3	20.7
Southern	2,046.2	241.9	(8.8)	233.1	29.8	522.9	25.6
Western	2,170.0	228.5	6.4	234.9	88.1	582.0	26.8
Corporate entities	90.9	50.4	(0.1)	50.3	(12.0)	(365.4)	-

Total	$8,199.1	$963.6	$(5.1)	$958.5	$137.0	$1,589.8	19.4%

2008:
Eastern	$989.9	$89.6	$5.5	$95.1	$(82.0)	$(2.0)	(0.2)%
Midwestern	771.7	97.7	(0.9)	96.8	(0.8)	127.6	16.5
Southern	970.2	94.3	0.5	94.8	-	184.8	19.0
Western	942.6	84.7	(5.0)	79.7	(1.2)	155.1	16.5
Corporate entities	10.7	11.1	0.5	11.6	(5.8)	(182.3)	-

Total	$3,685.1	$377.4	$0.6	$378.0	$(89.8)	$283.2	7.7%

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

We completed the reorganization of our operating segments related to the Allied acquisition in the first quarter of 2009, and are providing internal and external reporting in accordance with our reorganized structure. Significant changes in the revenue and operating margins of our reportable segments comparing 2010 to 2009 and 2009 to 2008 are discussed in the following paragraphs. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ, as well as in the normal course of business. Additionally, for 2010 compared to 2009, the decrease in revenue resulting from declines in volumes noted below is attributable to the continued economic slowdown. The increase in aggregate dollars in 2009 compared to 2008 for revenue, depreciation, amortization, depletion and accretion, and operating income (loss) for each of our reportable segments is due to the Allied acquisition.

2010 compared to 2009

Eastern Region

Revenue for the year ended December 31, 2010 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in our collection and transfer station lines of business while our landfill line of business reflected a modest increase. The year ended December 31, 2010 includes revenue of $20.8 million associated with divested locations. The year ended December 31, 2009 includes revenue of $61.9 million associated with divested locations. Excluding the effect of the divested revenue, revenue increased $1.6 million for the year ended December 31, 2010 versus 2009.

For the year ended December 31, 2010, operating margins were 23.5% versus 22.8% in 2009. The increase in operating margins is due primarily to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures as well as lower risk insurance costs partially offset by the loss on the disposition of assets of $15.0 million in 2010 compared to the gain of $4.0 million in 2009, as well as higher fuel costs and costs of commodities sold and an $12.0 million recovery of insurance proceeds related to remediation costs at the Countywide facility that reduced our landfill operating costs during the third quarter of 2009.

Midwestern Region

Revenue for the year ended December 31, 2010 benefited from core price growth in all lines of business except landfill. While price associated with municipal solid waste volumes increased during 2010, this increase was offset by a higher mix of special waste volumes. However, the increase in revenue from core price, for the year ended December 31, 2010 was more than offset by volume declines in our collection and transfer station lines of business. Landfill volumes increased for the year ended December 31, 2010 primarily due to special waste event driven work. The year ended December 31, 2010 includes revenues of $22.5 million associated with divested locations. The year ended December 31, 2009 includes revenue of $31.5 million associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $1.1 million for the year ended December 31, 2010 versus 2009.

For the year ended December 31, 2010, operating margins were 22.8% versus 20.7% in 2009. The increase in operating margins is due primarily to lower labor, benefits, disposal, transportation, and repair and maintenance expenses as a result of lower volumes and cost control measures as well as lower risk insurance costs and a favorable adjustment to amortization expense for asset retirement obligations of $10.6 million in 2010 compared to a favorable adjustment of $1.4 million in 2009 partially offset by the lower gain on the disposition of assets of $9.3 million in 2010 compared to a gain of $27.1 million in 2009, as well as higher fuel costs and costs of commodities sold.

Southern Region

Revenue for the year ended December 31, 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue for the year ended December 31, 2009 was $30.4 million of revenue associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $38.5 million for the year ended December 31, 2010 versus 2009.

For the year ended December 31, 2010, operating margins were 24.4% versus 25.6% in 2009. The decrease in operating margins is due primarily to the gain on disposition of assets of $1.8 million in the 2010 period compared to the gain of $29.8 million in 2009 as well as higher fuel costs and costs of commodities sold, partially offset by lower labor, benefits, disposal and repair and maintenance expenses as a result of lower volumes and cost control measures and lower risk insurance costs.

Western Region

Revenue for the year ended December 31, 2010 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and transfer station lines of business. Landfill volumes in 2010 increased primarily due to special waste event driven work. The year ended December 31, 2009 includes revenues of $11.0 million associated with divested locations. Excluding the divested revenue, revenue increased $29.6 million for the year ended December 31, 2010 versus 2009.

For the year ended December 31, 2010, operating margins were 23.8% versus 26.8% in 2009. The decrease in operating margins is primarily attributed to the loss on disposition of assets of $0.9 million in 2010 compared to the gain of $88.1 million in 2009 as well as higher fuel costs and costs of commodities sold, partially offset by lower risk insurance costs and a favorable adjustment to amortization expense for asset retirement obligations of $6.0 million in 2010 compared to an unfavorable adjustment of $6.4 million in 2009. Additionally, we recorded a $5.2 million remediation charge in 2009 related to environmental conditions at our closed disposal facility in California.

Corporate Entities

The changes in net revenue relates to our National Accounts program serviced by third parties. Included in our gain (loss) on disposition of assets and impairments, net, for the years ended December 31, 2010 and 2009 are transaction related expenses from the disposition of assets in our other segments. Additionally, during the year ended December 31, 2010, we recorded an impairment loss of $14.4 million related to certain long-lived assets that are held and used.

2009 compared to 2008

Eastern Region

Revenue for the year ended December 31, 2009 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in all lines of business, especially in our industrial and landfill lines of business. We also experienced declines in fuel surcharges.

In 2009, we realized a $4.0 million net gain from the disposition of assets, which increased operating margins by 0.2%. We also recovered $12.0 million of insurance proceeds related to remediation costs at the Countywide facility in Ohio, which increased operating margins by 0.6%.

In 2008, we incurred a $99.9 million charge for environmental conditions at the Countywide facility, which reduced our operating margin for the year ended December 31, 2008 by 10.1%. We incurred a $75.9 million charge related to the anticipated loss of permitted airspace at Countywide based upon negotiations with the

OEPA and EPA, which reduced our operating margin by 7.7%. We also incurred $11.0 million in legal settlement costs, which decreased operating margins by 1.1%.

The remaining increase in operating margins is attributed to lower fuel, disposal, and selling, general and administrative expenses, partially offset by higher depreciation and amortization costs resulting from assets acquired from Allied and higher labor and facilities expense.

Midwestern Region

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

Southern Region

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

Western Region

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

Corporate Entities

The increase in net revenue relates to Allied’s National Accounts program. The increase in depreciation, amortization, depletion and accretion expense, and the increase in the operating loss are attributable to the Allied acquisition. Included in our gain (loss) on disposition of assets and impairments, net for the year ended December 31, 2009 are transaction related expenses of $8.2 million from the disposition of assets in the other segments and a $3.7 million charge for the asset impairment associated with our former corporate office in Florida.

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

Available Airspace

The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2010, 2009 and 2008:

	Balance		Landfills	Permits
	as of	New	Acquired,	Granted,		Changes in	Balance as of
	December 31,	Expansions	Net of	Net of	Airspace	Engineering	December 31,
	2009	Undertaken	Divestitures	Closures	Consumed	Estimates	2010

Cubic yards (in millions):
Permitted airspace	4,436.4	-	15.3	222.6	(84.3)	5.5	4,595.5
Probable expansion airspace	212.5	29.8	-	(93.1)	-	(0.1)	149.1

Total cubic yards (in millions)	4,648.9	29.8	15.3	129.5	(84.3)	5.4	4,744.6

Number of sites:
Permitted airspace	192		3	(2)			193

Probable expansion airspace	12	2		(6)			8

	Balance		Landfills	Permits		Changes	Balance
	as of	New	Acquired,	Granted,		in	as of
	December 31,	Expansions	Net of	Net of	Airspace	Engineering	December 31,
	2008	Undertaken	Divestitures	Closures	Consumed	Estimates	2009

Cubic yards (in millions):
Permitted airspace	4,559.6	-	(176.8)	134.2	(86.9)	6.3	4,436.4
Probable expansion airspace	386.2	22.4	(62.2)	(133.2)	-	(0.7)	212.5

Total cubic yards (in millions)	4,945.8	22.4	(239.0)	1.0	(86.9)	5.6	4,648.9

Number of sites:
Permitted airspace	213		(9)	(12)			192

Probable expansion airspace	23	1	(1)	(11)			12

	Balance		Permits		Changes		Balance
	as of		Granted,		in	Changes	as of
	December 31,	Allied	Net of	Airspace	Engineering	in	December 31,
	2007	Acquisition	Closures	Consumed	Estimates	Design	2008

Cubic yards (in millions):
Permitted airspace	1,537.3	3,061.1	22.5	(42.7)	(18.6)	-	4,559.6
Probable expansion airspace	192.0	214.1	(18.9)	-	-	(1.0)	386.2

Total cubic yards (in millions)	1,729.3	3,275.2	3.6	(42.7)	(18.6)	(1.0)	4,945.8

Number of sites:
Permitted airspace	58	157	(2)				213

Probable expansion airspace	11	15	(3)				23

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

As of December 31, 2010, we owned or operated 193 active solid waste landfills with total available disposal capacity estimated to be 4.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers using information provided by annual aerial surveys. As of December 31, 2010, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. During 2010, total available airspace increased by a net 0.1 billion cubic yards primarily due to new expansions and net acquisitions offset by airspace consumed and divestitures.

During 2009, total available airspace decreased by a net 0.3 billion cubic yards primarily due to divestitures, closures and airspace consumed, partially offset by new expansions.

During 2008, total available airspace increased by a net 3.2 billion cubic yards due to the Allied acquisition in December, which contributed 157 active landfills representing 3.3 billion cubic yards of permitted and probable expansion airspace. Excluding the Allied acquisition, total available airspace related to Republic’s pre-acquisition operations decreased by a net 0.1 billion cubic yards, primarily due to airspace consumed, changes in engineering estimates and changes in design. The decrease during 2008 due to changes in engineering estimates is primarily due to a reduction of remaining airspace at the Countywide facility.

At December 31, 2007, 11.1% of our total available airspace, or 0.2 billion cubic yards, consisted of probable expansion airspace at eleven of our landfills. At December 31, 2010, 3.1% of our total available airspace, or 0.1 billion cubic yards, consisted of probable expansion airspace at eight of our landfills. Between December 31, 2007 and December 31, 2010, we received permits for 19 of our probable expansions, which demonstrates our continued success in obtaining permits for expansion airspace.

As of December 31, 2010, eight of our landfills meet all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 48 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 55 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2010:

	Number of	Number of
	Sites	Sites
	without	with
	Probable	Probable		Percent
	Expansion	Expansion	Total	of
	Airspace	Airspace	Sites	Total

0 to 5 years	14	-	14	7.3%
6 to 10 years	18	1	19	9.8%
11 to 20 years	47	1	48	24.9%
21 to 40 years	50	-	50	25.9%
41+ years	56	6	62	32.1%

Total	185	8	193	100.0%

Final Capping, Closure and Post-Closure Costs

As of December 31, 2010, accrued final capping, closure and post-closure costs were $1,046.5 million, of which $93.9 million is current and $952.6 million is long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs.

Remediation and Other Charges for Landfill Matters

In December 2009, we finalized our purchase price allocation for the environmental liabilities we assumed as part of the Allied acquisition. These liabilities represent our estimate of costs to remediate sites that were previously owned or operated by Allied or sites at which Allied, or a predecessor company that it had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of post remedial monitoring. See also Note 2, Summary of Significant Accounting Policies – Environmental Remediation Liabilities, for further information. We have recorded these liabilities at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2010 is $68.4 million, of which $7.1 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $59 million to $81 million.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of December 31, 2010 is $46.5 million, of which $2.5 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $36 million to $63 million.

Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of December 31, 2010 is $37.5 million, of which $23.0 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $29 million to $44 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2010 is $82.6 million, of which $8.4 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $46 million to $146 million.

It is reasonably possible that we will need to adjust the liabilities noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2010, 2009 and 2008 and the future expected investment as of December 31, 2010 (in millions):

					Non-cash		Impairments,	Adjustments
	Balance				Additions	Additions	Transfers	for	Balance
	as of			Acquisitions	for Asset	Charged	and	Asset	as of
	December 31,	Capital		Net of	Retirement	to	Other	Retirement	December 31,
	2009	Additions	Retirements	Divestitures	Obligations	Expense	Adjustments	Obligations	2010

Non-depletable landfill land	$142.7	$1.3	$-	$(1.7)	$-	$-	$15.7	$-	$158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	-	337.6	(26.5)	4,575.2
Construction-in-progress - landfill	245.1	250.7	(0.1)	0.1	-	-	(362.6)	-	133.2
Accumulated depletion and amortization	(1,275.4)	-	-	19.6	-	(258.9)	-	10.1	(1,504.6)

Net investment in landfill land and development costs	$3,343.3	$267.4	$0.1	$4.1	$31.5	$(258.9)	$(9.3)	$(16.4)	$3,361.8

	Balance
	as of	Expected	Total
	December 31,	Future	Expected
	2010	Investment	Investment

Non-depletable landfill land	$158.0	$-	$158.0
Landfill development costs	4,575.2	6,100.6	10,675.8
Construction-in-progress – landfill	133.2	-	133.2
Accumulated depletion and amortization	(1,504.6)	-	(1,504.6)

Net investment in landfill land and development costs	$3,361.8	$6,100.6	$9,462.4

					Non-cash			Impairments	Adjustments
	Balance				Additions	Additions	Transfers	and Transfers	for	Balance
	as of			Acquisitions	for Asset	Charged	and	to Assets	Asset	as of
	December 31,	Capital		Net of	Retirement	to	Other	Held for	Retirement	December 31,
	2008	Additions	Retirements	Divestitures	Obligations	Expense	Adjustments	Sale	Obligations	2009

Non-depletable landfill land	$169.3	$5.9	$(2.6)	$(7.9)	$-	$-	$(17.0)	$(5.0)	$-	$142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	-	132.6	(8.5)	(60.2)	4,230.9
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.5)	(0.4)	-	245.1
Accumulated depletion and amortization	(1,004.2)	-	-	1.2	-	(282.5)	-	5.2	4.9	(1,275.4)

Net investment in landfill land and development costs	$3,367.6	$296.4	$(2.9)	$(9.9)	$32.5	$(282.5)	$6.1	$(8.7)	$(55.3)	$3,343.3

				Non-cash			Impairments	Adjustments
	Balance			Additions	Additions	Transfers	and Transfers	for	Balance
	as of			for Asset	Charged	and	to Assets	Asset	as of
	December 31,	Capital	Allied	Retirement	to	Other	Held for	Retirement	December 31,
	2007	Additions	Acquisition	Obligations	Expense	Adjustments	Sale	Obligations	2008

Non-depletable landfill land	$52.7	$0.2	$115.7	$-	$-	$0.7	$-	$-	$169.3
Landfill development costs	1,809.1	3.6	2,610.8	20.5	-	74.8	(359.3)	(33.2)	4,126.3
Construction-in-progress- landfill	66.4	105.1	0.3	-	-	(74.0)	(21.6)	-	76.2
Accumulated depletion and amortization	(1,039.5)	-	(1.2)	-	(119.1)	-	155.0	0.6	(1,004.2)

Net investment in landfill land and development costs	$888.7	$108.9	$2,725.6	$20.5	$(119.1)	$1.5	$(225.9)	$(32.6)	$3,367.6

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Number of landfills owned or operated	193	192	213

Net investment, excluding non-depletable land (in millions)	$3,203.8	$3,200.6	$3,198.3
Total estimated available disposal capacity (in millions of cubic yards)	4,744.6	4,648.9	4,945.8

Net investment per cubic yard	$0.68	$0.69	$0.65

Landfill depletion and amortization expense (in millions)	$250.6	$278.5	$119.7
Accretion expense (in millions)	80.5	88.8	23.9

	331.1	367.3	143.6
Airspace consumed (in millions of cubic yards)	84.3	86.9	42.7

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$3.93	$4.23	$3.36

During the year ended December 31, 2010, our average compaction rate was approximately 1,800 pounds per cubic yard based on our three-year historical moving average as compared to 1,700 pounds per cubic yard for the year ended December 31, 2009 based on our three-year historical moving average. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2010, we expect to spend an estimated additional $6.1 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.3 billion, or $1.96 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments	Impairments,
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	December 31,
	2009	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2010

Other land	$418.7	$2.6	$(9.4)	$(21.0)	$-	$-	$1.0	$391.9
Non-depletable landfill land	142.7	1.3	-	(1.7)	-	-	15.7	158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	(26.5)	337.6	4,575.2
Vehicles and equipment	3,792.4	522.6	(174.5)	(2.1)	-	-	3.7	4,142.1
Buildings and improvements	741.6	24.4	(10.8)	(2.4)	-	-	15.7	768.5
Construction-in-progress - landfill	245.1	250.7	(0.1)	0.1	-	-	(362.6)	133.2
Construction-in-progress - other	23.0	31.6	0.2	-	-	-	(27.6)	27.2

Total	$9,594.4	$848.6	$(194.4)	$(41.0)	$31.5	$(26.5)	$(16.5)	$10,196.1

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	December 31,
	2009	Expense	Retirements	Divestitures	Obligations	2010

Landfill development costs	$(1,275.4)	$(258.9)	$-	$19.6	$10.1	$(1,504.6)
Vehicles and equipment	(1,518.2)	(478.7)	162.2	14.1	-	(1,820.6)
Buildings and improvements	(143.1)	(35.2)	3.7	2.2	-	(172.4)

Total	$(2,936.7)	$(772.8)	$165.9	$35.9	$10.1	$(3,497.6)

	Gross Property and Equipment
					Non-Cash	Adjustments		Impairments
	Balance				Additions	for	Transfers	and Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	Held for	December 31,
	2008	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	Sale	2009

Other land	$464.4	$10.1	$(3.5)	$(48.3)	$-	$-	$(0.4)	$(3.6)	$418.7
Non-depletable landfill land	169.3	5.9	(2.6)	(7.9)	-	-	(17.0)	(5.0)	142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	(60.2)	132.6	(8.5)	4,230.9
Vehicles and equipment	3,432.3	509.1	(126.1)	(7.5)	-	-	2.0	(17.4)	3,792.4
Buildings and improvements	706.0	17.6	(12.1)	(0.8)	-	-	31.2	(0.3)	741.6
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.5)	(0.4)	245.1
Construction-in-progress - other	26.3	29.3	-	6.9	-	-	(39.3)	(0.2)	23.0

Total	$9,000.8	$862.5	$(144.6)	$(60.8)	$32.5	$(60.2)	$(0.4)	$(35.4)	$9,594.4

	Accumulated Depreciation, Amortization and Depletion
					Adjustments	Impairments
	Balance	Additions			for	and Transfers	Balance
	as of	Charged		Acquisitions,	Asset	to Assets	as of
	December 31,	to		Net of	Retirement	Held for	December 31,
	2008	Expense	Retirements	Divestitures	Obligations	Sale	2009

Landfill development costs	$(1,004.2)	$(282.5)	$-	$1.2	$4.9	$5.2	$(1,275.4)
Vehicles and equipment	(1,147.3)	(490.3)	107.5	4.7	-	7.2	(1,518.2)
Buildings and improvements	(111.1)	(36.9)	1.4	(0.7)	-	4.2	(143.1)

Total	$(2,262.6)	$(809.7)	$108.9	$5.2	$4.9	$16.6	$(2,936.7)

	Gross Property and Equipment
					Non-Cash	Adjustments		Impairments
	Balance				Additions	for	Transfers	and Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	to Assets	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	Held for	December 31,
	2007	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	Sale	2008

Other land	$105.7	$1.4	$(0.1)	$358.5	$-	$-	$(0.7)	$(0.4)	$464.4
Non-depletable landfill land	52.7	0.2	-	115.7	-	-	0.7	-	169.3
Landfill development costs	1,809.1	3.6	-	2,610.8	20.5	(33.2)	74.8	(359.3)	4,126.3
Vehicles and equipment	1,965.1	232.8	(87.8)	1,380.4	-	-	2.8	(61.0)	3,432.3
Buildings and improvements	346.7	5.0	(7.5)	379.9	-	-	19.9	(38.0)	706.0
Construction-in-progress - landfill	66.4	105.1	-	0.3	-	-	(74.0)	(21.6)	76.2
Construction-in-progress - other	11.8	23.9	-	14.2	-	-	(23.5)	(0.1)	26.3

Total	$4,357.5	$372.0	$(95.4)	$4,859.8	$20.5	$(33.2)	$-	$(480.4)	$9,000.8

	Accumulated Depreciation, Amortization and Depletion
					Adjustments	Impairments
	Balance	Additions			for	and Transfers	Balance
	as of	Charged		Acquisitions,	Asset	to Assets	as of
	December 31,	to		Net of	Retirement	Held for	December 31,
	2007	Expense	Retirements	Divestitures	Obligations	Sale	2008

Landfill development costs	$(1,039.5)	$(119.1)	$-	$(1.2)	$0.6	$155.0	$(1,004.2)
Vehicles and equipment	(1,052.7)	(208.3)	87.5	2.9	-	23.3	(1,147.3)
Buildings and improvements	(101.0)	(15.0)	1.0	-	-	3.9	(111.1)

Total	$(2,193.2)	$(342.4)	$88.5	$1.7	$0.6	$182.2	$(2,262.6)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2010, 2009 and 2008 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net cash provided by operating activities	$1,433.7	$1,396.5	$512.2
Net cash used in investing activities	(690.5)	(242.5)	(934.7)
Net cash used in financing activities	(702.9)	(1,174.7)	469.4

Cash Flows Provided by Operating Activities

Certain of the more significant items affecting the comparison of our operating cash flows for 2010 and 2009 are summarized below:

Earnings increase. Our net income increased by $11.0 million on a year-over-year basis.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $360.9 million in 2010 versus a decrease of $251.9 million in 2009, an increase of $109.0 million, primarily as a result of the following:

•	During the fourth quarter of 2010, we recorded a tax receivable of approximately $70 million primarily due to the effects of current deductions for property placed into service during the fourth quarter, referred to as “Bonus Depreciation.” We expect a refund of approximately $50 million in the first quarter of 2011.

•	During 2010, we paid $161.8 million to settle capping, closure, post-closure and remediation obligations, an increase of $4.7 million from $157.1 million we paid in 2009. The increase in cash paid for capping, closure, post closure and remediation activities is primarily due to the timing of obligations.

•	During 2010, we paid $20.0 million for restructuring and synergy related costs incurred in connection with the restructuring plan related to the Allied acquisition, a decrease of $46.5 million from $66.5 million we paid in 2009. The decrease in cash expenditures is due to a decrease in restructuring and synergy plan activities in 2010.

•	During 2010, we made income tax payments (net of refunds received) of approximately $418 million, of which approximately $111 million related to the settlement of certain tax liabilities regarding BFI risk management companies. During 2009, we made income tax payments (net of refunds received) of approximately $444 million, of which approximately $105 million related to taxes on our divestitures.

•	Cash paid for interest was $53.8 million lower during 2010 versus 2009 due to reductions in debt balances and refinancing of our higher interest rate debt in the second half of 2009 and throughout 2010.

The most significant items affecting the comparison of our operating cash flows for 2009 and 2008 are summarized below:

Earnings increase. Our net income increased by $422.6 million on a year-over-year basis, primarily due to the Allied acquisition in December 2008, which positively affected our cash flow from operations in 2009.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $251.9 million in 2009 versus a decrease of $78.9 million in 2008, primarily as a result of the following:

•	During 2009, the cash we paid to settle our capping, closure, post-closure and remediation obligations increased by $85.9 million. The increase in cash paid for capping, closure, post closure and remediation activities is primarily due to the Allied acquisition.

•	During 2009, we paid $66.5 million for restructuring and synergy related costs incurred in connection with the restructuring plan related to the Allied acquisition.

•	During 2009, we made income tax payments (net of refunds received) of approximately $444 million, of which approximately $105 million related to taxes on our divestitures. During 2008, we made income tax payments (net of refunds received) of approximately $128 million. During 2008, approximately $32 million of federal tax payments were deferred and paid in 2009 as a result of the Allied acquisition.

Cash Flows Used in Investing Activities

The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

Capital expenditures. Capital expenditures during 2010 were $794.7 million, compared with $826.3 million in 2009 and $386.9 million in 2008. Capital expenditures in 2009 were higher than 2008 due to the Allied acquisition in December 2008. During 2011, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2011 to be $750 million, which excludes $120 million of property and equipment received during 2010 but paid during 2011.

Proceeds from sales of property and equipment. Proceeds on sale of property and equipment during 2010 were $37.4 million, compared with $31.8 million in 2009 and $8.2 million in 2008. Proceeds on sale of property and equipment in 2010 were higher than 2009 due to the sale of our former headquarters building in Florida. Proceeds on sale of property in 2009 were higher than 2008 due to the Allied acquisition in December 2008.

Cash used in acquisitions and development projects, net of cash acquired. During 2010, we paid $58.9 million for eight acquisitions, including a landfill development project. Cash paid for acquisitions in 2008 includes the retirement of Allied’s credit facility, net of cash acquired, and $13.4 million of cash paid for other acquisitions.

Proceeds from divestitures. Proceeds from divestitures (net of cash divested) and other sales of assets were $60.0 million in 2010, $511.1 million in 2009 and $3.3 million in 2008. During the year ended December 31, 2010, we received $60.0 million in cash proceeds, net of cash divested, primarily related to certain hauling and transfer station assets sold in our Eastern Region. Proceeds received in 2009 were primarily the result of divesting certain assets as required by the DOJ as a condition of the Allied acquisition.

Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are largely related to the issuance of tax-exempt bonds for our capital needs and amounts held in trust as a guarantee of performance, contributed $66.3 million and $41.6 million to our investing activities in 2010 and 2009 compared to a $5.3 million use of cash in 2008. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows. During 2010 and 2009, our reimbursements from restricted cash accounts exceeded funds received from the issuance of tax-exempt bonds.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Provided by (Used in) Financing Activities

The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized:

Net debt repayments or borrowings. Payments of notes payable and long-term debt net of proceeds from notes payable and long-term debt and issuance of senior notes were $397.4 million in 2010 versus $865.9 million in 2009 and net borrowing of $712.8 million in 2008. During 2010 we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040. We used the net proceeds from the Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During 2010, we also we repaid all borrowings and terminated our accounts receivable securitization program and we refinanced $677.4 million and repaid $97.8 million of our tax-exempt financings.

During 2009, we issued $650.0 million of 5.500% Senior Notes due 2019 and $600.0 million of 5.250% Senior Notes due 2021. The primary use of proceeds from the notes together with draws on our Credit Facilities was to purchase and retire: (i) $325.5 million of varied senior notes maturing in 2010 and 2011 pursuant to our September 2009 tender offer; (ii) $450.0 million of 7.875% of Senior Notes due 2013; (iii) $400.0 million of 7.375% Senior Notes due 2014; (iv) $230.0 million of 4.250% Senior Subordinated Convertible Debentures due 2034 and; (v) repurchase certain of our senior notes maturing in 2010 and 2011 in the secondary market. Additionally, our senior unsecured notes bearing interest at a fixed rate of 7.125% matured during 2009. We repaid the remaining principal balance of $99.3 million in May 2009. Net borrowings reflected in our cash flows provided by financing activities in 2008 were primarily related to the Allied acquisition. We used proceeds from our revolver to refinance extensions of credit under Allied’s senior credit facility, to pay fees and expenses in connection therewith, and to pay fees and expenses incurred in connection with the acquisition.

Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our 2020 and 2040 notes, premiums paid for note redemptions and fees paid to issue tax-exempt indebtedness were $56.6 million during 2010. In connection with the issuance of our senior notes as well as purchasing and retiring certain indebtedness in 2009, we incurred cash premiums and fees totaling $61.6 million.

Purchase of common stock for treasury. From 2000 through 2008, our board of directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which $138.4 million was paid during 2008 to repurchase 4.6 million shares. The stock repurchase program was suspended in the second quarter of 2008 due to the pending Allied acquisition. In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011. As of December 31, 2010, we have repurchased 1.4 million shares for $41.1 million at a weighted average cost per share of $28.46. We expect to use the remaining funds under this program to repurchase shares during 2011.

Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends paid were $294.6 million, $288.3 million and $128.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financial Condition

As of December 31, 2010, we had $88.3 million of cash and cash equivalents, and $172.8 million of restricted cash deposits and restricted marketable securities, including $39.8 million of restricted cash held for capital expenditures under certain debt facilities.

Our $1.0 billion revolving credit facility due April 2012 and our $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of December 31, 2010 and 2009, the interest rate for our borrowings under our Credit Facilities was 1.56% and 1.62%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $75.0 million and $300.0 million of Eurodollar Rate borrowings and nil and $15.4 million of Base Rate borrowings as of December 31, 2010 and 2009, respectively. We had $1,037.5 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,637.5 million and $800.6 million of availability under our Credit Facilities at December 31, 2010 and 2009, respectively.

The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At December 31, 2010, our EBITDA to interest ratio was 4.64 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.85 compared to the 3.25 maximum allowed by the covenants. At December 31, 2010, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance during 2011.

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

At December 31, 2010, we had $1,151.8 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at prevailing market rates ranging from 0.28% to 8.25% at December 31, 2010 and have maturities ranging from 2012 to 2035. As of December 31, 2010, we had $39.8 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.

During the year ended December 31, 2010, we refinanced $677.4 million and repaid $97.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $28.5 million related to charges for unamortized debt discounts and professional fees paid to effectuate these transactions.

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

Fuel Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

The following fuel hedges were outstanding during 2010 and 2009:

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

The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of the outstanding fuel hedges at December 31, 2010 and 2009 were current assets of $1.6 million and $3.2 million, respectively, and accrued liabilities of $1.9 million and $4.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2010 and 2009, net of tax, of $0.2 million and $1.0 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2010, 2009 and 2008 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized (losses) gains of $(2.0) million, $(7.3) million and $5.9 million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, approximately 7% of our fuel volume purchases were hedged with swap agreements. Additionally, we were able to recover approximately 66% of our fuel costs with fuel recovery fees from certain of our customers.

Recycling Commodity Hedges

Revenue from sale of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to the forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted commodity sales (commodity hedges).

The following commodity swaps were outstanding during 2010 and 2009:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton

May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
September 23, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
September 28, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	115.00

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

The fair values of our commodity swaps are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy).

On December 8, 2010, we entered into a two-year costless collar agreement on forecasted sales of 10,000 short tons of OCC a month. The agreement involves combining a purchased put option giving us the right to sell 10,000 short tons of OCC monthly for 24 months at an established floor strike price with a written call option obligating us to deliver 10,000 short tons of OCC monthly for 24 months at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such date and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents a costless collar. Under the agreement, we will not make or receive any payment, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty would be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of this agreement is to reduce the variability of the cash flows of the forecasted sales of OCC between two designated strike prices.

The following costless collar hedges were outstanding at December 31, 2010:

					Floor	Cap
				Notional Amount	Strike Price	Strike Price
			Transaction	(in Short Tons	Per Short	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton	Ton

December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are obtained from the third-party counter-party and are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).

The aggregated fair values of the outstanding commodity hedges at December 31, 2010 and 2009 were current assets of $1.9 million and $1.8 million, respectively, and current liabilities of $6.5 million and $0.8 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values of our commodity hedges as of December 31, 2010 and 2009, net of tax, of $(2.6) million and $0.6 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2010 and 2009 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income.

Approximately 20% of our 2010 tonnage sales volume of commodities were subject to cash flow hedges.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in millions):

		Maturities of
		Notes Payable,
		Capital Leases	Final Capping,		Unconditional
Year Ending	Operating	and Other Long-	Closure and		Purchase
December 31,	Leases	Term Debt	Post-Closure	Remediation	Commitments	Total

2011	$34.6	$872.0	$93.9	$88.1	$219.8	$1,308.4
2012	25.3	80.2	105.8	76.1	93.5	380.9
2013	20.5	40.6	98.9	61.9	70.4	292.3
2014	16.6	16.0	95.6	42.1	57.0	227.3
2015	14.2	25.7	95.4	29.5	25.6	190.4
Thereafter	65.0	6,008.6	4,559.9	430.9	257.7	11,322.1

Total	$176.2	$7,043.1	$5,049.5	$728.6	$724.0	$13,721.4

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

In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in the capital markets to fund redemptions should market conditions be favorable.

The present value of capital lease obligations is included in our consolidated balance sheets.

The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2010.

Unconditional purchase commitments consist primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (ii) other obligations including committed capital expenditures and consulting service agreements.

In addition to the above, we have unrecognized tax benefits at December 31, 2010 of $222.8 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at

December 31, 2010, we are unable to make reasonably reliable estimates of the timing of any cash settlements.

We also have letters of credit of $1.1 billion, of which $1.0 billion utilize availability under our Credit Facilities at December 31, 2010.

Debt covenants

Our Credit Facilities contain financial covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. At December 31, 2010, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants in the indentures relating to our senior notes as of December 31, 2010. We expect to be in compliance with our covenants during 2011.

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

Financial assurance

We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract.

Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2011, although the mix of financial assurance instruments may change.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because we currently have no liability for these financial assurance instruments, they are not reflected in our consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt.

Free Cash Flow

We define free cash flow, which is not a measure determined in accordance with U.S. GAAP, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows.

Our free cash flow for the years ended December 31, 2010, 2009 and 2008 is calculated as follows (in millions):

	2010	2009	2008

Cash provided by operating activities	$1,433.7	$1,396.5	$512.2
Purchases of property and equipment	(794.7)	(826.3)	(386.9)
Proceeds from sales of property and equipment	37.4	31.8	8.2

Free cash flow	$676.4	$602.0	$133.5

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Form 10-K.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the period for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008

Purchases of property and equipment per the consolidated statements of cash flows	$794.7	$826.3	$386.9
Adjustments for property and equipment received during the prior period but paid for in the following period, net	53.9	36.3	(14.9)

Property and equipment received during the period	$848.6	$862.6	$372.0

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our consolidated statements of cash flows.

We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy, which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade rating and minimizing debt, paying cash dividends and repurchasing common stock, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

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

Accounting for the Allied Acquisition

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

We have completed valuing all of the assets acquired and liabilities assumed in the Allied acquisition. Adjustments, if any, to our estimates of fair values and the resulting purchase price allocation in future periods will be reflected in our consolidated statement of income. The significant areas of accounting where estimates of fair values are reflected in our consolidated financial statements include landfills and other property and equipment, other intangible assets, landfill asset retirement obligations, legal and environmental reserves, self-insurance reserves, income taxes, other non-current assets and long-term obligations, and assets held for sale. Our consolidated financial statements also include our estimates of restructuring costs incurred through December 31, 2010, a portion of which will be paid in future periods.

Residual risks:

•	The residual risks identified below related to critical accounting judgments and estimates are relevant to the fair value estimation processes for acquisitions. For discussion of other significant residual risks inherent in the accounting for acquisitions, see Item 1A. Risk Factors.

Landfill Accounting

Landfill operating costs are treated as period expenses and are not discussed further herein.

Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

•	Landfill development costs that are capitalized as an asset.

•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.

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

Technical landfill design. Upon receipt of initial regulatory approval, technical landfill designs are prepared. The technical designs, which include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required, are reviewed by our environmental management group. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical designs, the regulatory agencies issue permits to develop and operate the landfill.

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

Residual risks:

•	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

•	The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

•	Capacity is defined in cubic yards but waste received is measured in tons. The number of tons per cubic yard varies by type of waste and our rate of compaction.

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

The initial liabilities recorded as part of the Allied acquisition were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding our remediation sites, and as a result increased the fair value of our closure and post-closure reserves by $72.3 million. Any further adjustments to our reserves resulting in changes in estimate or settlements will be reflected in our consolidated statement of income in the periods in which such adjustments become known.

Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.5% in both 2010 and 2009).

The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (5.5% in 2010 and 7.5% in 2009).

Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that was used to calculate each layer of the recorded liabilities. This accretion is charged to operating expenses. Actual cash expenditures reduce the asset retirement obligation liabilities as they are made.

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

The initial liabilities recorded as part of the Allied acquisition were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding Allied’s remediation sites. In certain situations, we used external engineers and attorneys to assist in the development of our fair value estimates. As a result of the process, we increased the fair value of our remediation reserves by $181.9 million. Any further adjustments to our remediation reserves resulting from changes in estimates or reserve settlements will be reflected currently in earnings in the periods in which such adjustments become known.

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

Residual risks:

•	Actual costs may vary from our estimates for a variety of reasons, including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

•	Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for a significant amount, it could have a material adverse impact on our consolidated financial position, result of operations or cash flows in the period in which such judgment or settlement occurs.

Asset Impairment

Valuation methodology. We evaluate our long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable based on projected cash flows anticipated to be generated from the ongoing operation of those assets or we intend to sell or otherwise dispose of the assets.

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

Goodwill Recoverability

We annually test goodwill for impairment at December 31 or when an indicator of impairment exists. We test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwestern, Southern, and Western. In determining fair value, we primarily utilize discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

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

In preparing our annual test for impairment as of December 31, 2010, we determined that our indicated fair value of equity exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding at the closing market price on December 31, 2010. We believe one of the primary reconciling differences between the indicated fair value of equity and our market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2010, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of 120% to in excess of 170% and, as such, we noted no indicators of impairment at our reporting units.

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

Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets.

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

The Plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2010, the plan assets were invested in fixed income bond funds, equity funds and cash. We annually review and adjust the plan’s asset allocation as deemed necessary. Our unfunded benefit obligation for the Plan was $7.7 million as of December 31, 2010 compared to $31.4 million as of December 31, 2009.

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

We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $33 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $39 million.

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

	Expected Maturity Date
								Fair Value
								of (Asset)/
								Liability as of
								December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Fixed Rate Debt:
Amount outstanding (in millions)	$872.0	$30.2	$5.6	$16.0	$25.7	$5,152.1	$6,101.6	$6,063.6
Average interest rates	6.4%	5.4%	7.6%	6.1%	5.8%	6.1%	6.1%
Variable Rate Debt
Amount outstanding (in millions)	$-	$50.0	$35.0	$-	$-	$856.5	$941.5	$941.5
Average interest rates	-%	1.6%	1.3%	-%	-%	1.2%	1.2%
Interest Rate Swaps:
Fixed to variable notional amount (in millions)	$210.0	$-	$-	$-	$-	$-	$210.0	$5.2
Average pay rate	2.6%	-%	-%	-%	-%	-%	2.6%
Average receive rate	6.8%	-%	-%	-%	-%	-%	6.8%

The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums, adjustments to fair value related to hedging transactions and adjustments to fair value recorded in purchase accounting totaling $274.0 million.

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

Commodities Prices

We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products in 2010, 2009 and 2008 were approximately $307.1 million, $181.2 million and $121.1 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Republic Services, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 18, 2011

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$88.3	$48.0
Accounts receivable, less allowance for doubtful accounts of $50.9 and $55.2, respectively	828.9	865.1
Prepaid expenses and other current assets	207.4	156.5
Deferred tax assets	121.5	195.3

Total current assets	1,246.1	1,264.9
Restricted cash and marketable securities	172.8	240.5
Property and equipment, net	6,698.5	6,657.7
Goodwill, net	10,655.3	10,667.1
Other intangible assets, net	451.3	500.0
Other assets	237.9	210.1

Total assets	$19,461.9	$19,540.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$606.5	$592.8
Notes payable and current maturities of long-term debt	878.5	543.0
Deferred revenue	295.1	331.1
Accrued landfill and environmental costs, current portion	182.0	245.4
Accrued interest	93.1	96.2
Other accrued liabilities	621.3	740.2

Total current liabilities	2,676.5	2,548.7
Long-term debt, net of current maturities	5,865.1	6,419.6
Accrued landfill and environmental costs, net of current portion	1,416.6	1,383.2
Deferred income taxes and other long-term tax liabilities	1,044.8	1,040.5
Self-insurance reserves, net of current portion	304.5	302.0
Other long-term liabilities	305.5	279.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 750 shares authorized; 400.2 and 395.7 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,431.1	6,316.1
Retained earnings	1,890.3	1,683.1
Treasury stock, at cost (16.5 and 14.9 shares, respectively)	(500.8)	(457.7)
Accumulated other comprehensive income, net of tax	21.9	19.0

Total Republic Services, Inc. stockholders’ equity	7,846.5	7,564.5
Noncontrolling interests	2.4	2.6

Total stockholders’ equity	7,848.9	7,567.1

Total liabilities and stockholders’ equity	$19,461.9	$19,540.3

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2010	2009	2008

Revenue	$8,106.6	$8,199.1	$3,685.1
Expenses:
Cost of operations	4,764.8	4,844.2	2,416.7
Depreciation, amortization and depletion	833.7	869.7	354.1
Accretion	80.5	88.8	23.9
Selling, general and administrative	858.0	880.4	434.7
Loss (gain) on disposition of assets and impairments, net	19.1	(137.0)	89.8
Restructuring charges	11.4	63.2	82.7

Operating income	1,539.1	1,589.8	283.2
Interest expense	(507.4)	(595.9)	(131.9)
Loss on extinguishment of debt	(160.8)	(134.1)	-
Interest income	0.7	2.0	9.6
Other income (expense), net	5.4	3.2	(1.6)

Income before income taxes	877.0	865.0	159.3
Provision for income taxes	369.5	368.5	85.4

Net income	507.5	496.5	73.9
Less: Net income attributable to noncontrolling interests	(1.0)	(1.5)	(0.1)

Net income attributable to Republic Services, Inc.	$506.5	$495.0	$73.8

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.32	$1.30	$0.38

Weighted average common shares outstanding	383.0	379.7	196.7

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.32	$1.30	$0.37

Weighted average common and common equivalent shares outstanding	385.1	381.0	198.4

Cash dividends per common share	$0.78	$0.76	$0.72

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in millions)

			Republic Services, Inc. Stockholders’ Equity
									Other
			Common		Additional		Treasury		Comprehensive
		Comprehensive	Stock		Paid-In	Retained	Stock		Income (Loss),	Noncontrolling
	Total	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests

Balance as of December 31, 2007	$1,303.8		195.7	$2.0	$38.7	$1,572.3	(10.3)	$(318.3)	$9.1	$-
Comprehensive income:
Net income	73.9	$73.9	-	-	-	73.8	-	-	-	0.1
Other comprehensive loss, net of tax:
Change in the value of derivative instruments, net of tax of $5.4	(8.6)	(8.6)	-	-	-	-	-	-	(8.6)	-
Employee benefit plan liability adjustments, net of tax of $1.9	(3.6)	(3.6)	-	-	-	-	-	-	(3.6)	-

Other comprehensive loss	(12.2)	(12.2)

Comprehensive income	61.7	$61.7

Cash dividends declared	(168.9)		-	-	-	(168.9)	-	-	-	-
Issuances of common stock other	27.7		1.5	-	27.7	-	-	-	-	-
Issuances of common stock due to the Allied acquisition	6,113.7		195.8	1.9	6,111.8	-	-	-	-	-
Equity issuance costs due to the Allied acquisition	(1.8)		-	-	(1.8)	-	-	-	-	-
Acquisition of noncontrolling interest	1.0		-	-	-	-	-	-	-	1.0
Value of stock options issued to replace Allied stock options	61.2		-	-	61.2	-	-	-	-	-
Issuances of restricted stock and deferred stock units	-		0.4	-	-	-	-	-	-	-
Stock-based compensation	24.0		-	-	24.0	-	-	-	-	-
Adjustment to deferred tax benefits for deferred stock units	(1.5)		-	-	(1.5)	-	-	-	-	-
Purchases of common stock for treasury	(138.4)		-	-	-	-	(4.6)	(138.4)	-	-

Balance as of December 31, 2008	7,282.5		393.4	3.9	6,260.1	1,477.2	(14.9)	(456.7)	(3.1)	1.1
Comprehensive income:
Net income	496.5	$496.5	-	-	-	495.0	-	-	-	1.5
Other comprehensive income (loss), net of tax:
Change in the value of derivative instruments, net of tax of $0.2	(0.1)	(0.1)	-	-	-	-	-	-	(0.1)	-
Employee benefit plan liability adjustments, net of tax of $12.8	22.2	22.2	-	-	-	-	-	-	22.2	-

Other comprehensive income	22.1	22.1

Comprehensive income	518.6	$518.6

Cash dividends declared	(288.7)		-	-	-	(288.7)	-	-	-	-
Issuances of common stock	40.7		2.3	0.1	40.6	-	-	-	-	-
Stock-based compensation	15.0		-	-	15.4	(0.4)	-	-	-	-
Purchases of common stock for treasury	(1.0)		-	-	-	-	-	(1.0)	-	-

Balance as of December 31, 2009	7,567.1		395.7	4.0	6,316.1	1,683.1	(14.9)	(457.7)	19.0	2.6
Comprehensive income:
Net income	507.5	$507.5	-	-	-	506.5	-	-	-	1.0
Other comprehensive income (loss), net of tax:
Change in the value of derivative instruments, net of tax of $4.1	(5.8)	(5.8)	-	-	-	-	-	-	(5.8)	-
Employee benefit plan liability adjustments, net of tax of $6.1	8.7	8.7	-	-	-	-	-	-	8.7	-

Other comprehensive income	2.9	2.9

Comprehensive income	510.4	$510.4

Cash dividends declared	(298.8)		-	-	-	(298.8)	-	-	-	-
Issuances of common stock	90.0		4.5	-	90.0	-	-	-	-	-
Stock-based compensation	24.5		-	-	25.0	(0.5)	-	-	-	-
Purchases of common stock for treasury	(43.1)		-	-	-	-	(1.6)	(43.1)	-	-
Distributions paid to noncontrolling interests	(1.2)		-	-	-	-	-	-	-	(1.2)

Balance as of December 31, 2010	$7,848.9		400.2	$4.0	$6,431.1	$1,890.3	(16.5)	$(500.8)	$21.9	$2.4

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2010	2009	2008

Cash provided by operating activities:
Net income	$507.5	$496.5	$73.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	511.6	520.6	222.6
Landfill depletion and amortization	250.6	278.5	119.7
Amortization of intangible and other assets	71.5	70.6	11.8
Accretion	80.5	88.8	23.9
Non-cash interest expense – debt	52.4	92.1	10.1
Non-cash interest expense – other	48.1	58.1	0.5
Restructuring related charges	(2.0)	34.0	-
Stock-based compensation	24.5	15.0	24.0
Deferred tax provision (benefit)	61.3	(24.6)	(30.4)
Provision for doubtful accounts, net of adjustments	23.6	27.3	36.5
Excess income tax benefit from stock option exercises	(3.5)	(2.5)	2.8
Asset impairments	15.1	7.1	89.8
Loss on extinguishment of debt	160.8	134.1	-
Gain on disposition of assets, net	(11.2)	(147.1)	(1.4)
Other non-cash items	3.8	(0.1)	7.3
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	8.8	53.1	21.1
Prepaid expenses and other assets	(76.6)	(11.9)	15.8
Accounts payable	(34.9)	(6.9)	(164.5)
Restructuring and synergy related expenditures	(20.0)	(66.5)	-
Capping, closure and post-closure expenditures	(111.3)	(100.9)	(27.9)
Remediation expenditures	(50.5)	(56.2)	(43.3)
Other liabilities	(76.4)	(62.6)	119.9

Cash provided by operating activities	1,433.7	1,396.5	512.2

Cash used in investing activities:
Purchases of property and equipment	(794.7)	(826.3)	(386.9)
Proceeds from sales of property and equipment	37.4	31.8	8.2
Cash used in acquisitions and development projects, net of cash acquired	(58.9)	(0.1)	(553.8)
Cash proceeds from divestitures, net of cash divested	60.0	511.1	3.3
Change in restricted cash and marketable securities	66.3	41.6	(5.3)
Other	(0.6)	(0.6)	(0.2)

Cash used in investing activities	(690.5)	(242.5)	(934.7)

Cash (used in) provided by financing activities:
Proceeds from notes payable and long-term debt	1,193.5	1,472.6	1,453.4
Proceeds from issuance of senior notes, net of discount	1,499.4	1,245.4	-
Payments of notes payable and long-term debt	(3,090.3)	(3,583.9)	(740.6)
Premiums paid on extinguishment of debt	(30.4)	(47.3)	-
Fees paid to issue and retire senior notes and certain hedging relationships	(26.2)	(14.3)	-
Issuances of common stock	86.5	39.6	24.6
Excess income tax benefit from stock option exercises	3.5	2.5	4.5
Payment for deferred stock units	-	-	(4.0)
Equity issuance cost	-	-	(1.8)
Purchases of common stock for treasury	(43.1)	(1.0)	(138.4)
Cash dividends paid	(294.6)	(288.3)	(128.3)
Distributions paid to noncontrolling interests	(1.2)	-	-

Cash (used in) provided by financing activities	(702.9)	(1,174.7)	469.4

Increase (decrease) in cash and cash equivalents	40.3	(20.7)	46.9
Cash and cash equivalents at beginning of period	48.0	68.7	21.8

Cash and cash equivalents at end of period	$88.3	$48.0	$68.7

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the Company in this report) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions – Eastern, Midwestern, Southern, and Western, which we have identified as our reportable segments. We acquired Allied Waste Industries, Inc. (Allied) on December 5, 2008, and have included all of the operating results of Allied starting on that date in our consolidated financial statements. See Note 3, Business Acquisitions and Divestitures and Restructuring Charges, for additional information.

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

Management’s Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions and self-insurance, and our estimates of the fair values of the assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in the following discussion. Our actual results may differ significantly from our estimates.

Cash and Cash Equivalents

We consider liquid investments with an original maturity at the date of acquisition of three months or less to be cash equivalents.

We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, as such, do not represent short-term borrowings. As of December 31, 2010 and 2009, there were net book credit balances of $94.8 million and $89.9 million in our primary disbursement accounts which were reclassified as accounts payable on our consolidated balance sheets.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. No customer exceeded 5% of our outstanding accounts receivable balance at December 31, 2010 or 2009.

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

The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at beginning of year	$55.2	$65.7	$14.7
Additions charged to expense	23.6	27.3	36.5
Accounts written-off	(27.9)	(37.8)	(12.7)
Acquisitions	-	-	27.2

Balance at end of year	$50.9	$55.2	$65.7

In 2008, subsequent to the Allied acquisition, we recorded a provision for doubtful accounts of $14.2 million to adjust the allowance acquired from Allied to conform to Republic’s accounting policies. We also recorded $5.4 million to provide for specific bankruptcy exposures in 2008.

Restricted Cash and Restricted Marketable Securities

As of December 31, 2010, we had $172.8 million of restricted cash and restricted marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, and collection and recycling facilities. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets.

In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with municipal residential collection contracts, closure or post-

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.

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

We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Estimated
Useful
Lives

Buildings and improvements	7 - 40 years
Vehicles	5 - 12 years
Landfill equipment	7 - 10 years
Other equipment	3 - 15 years
Furniture and fixtures	5 - 12 years

Landfill development costs are also included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. (For additional information, see Note 8, Landfill and Environmental Costs.)

Capitalized Interest

We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

1.  Total construction costs are $50,000 or greater,

2.  The construction phase is one month or longer, and

3.  The assets have a useful life of one year or longer.

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.3 million, $7.8 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, accounts receivable, accounts payable, accrued liabilities, long-term debt and the assets in our defined benefit plan. The

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

We have determined the estimated fair values of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The fair value estimates are based on information available as of December 31, 2010 and 2009. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

The carrying value of cash and cash equivalents, restricted cash and marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturities of these instruments. See Note 9, Debt, and Note 15, Financial Instruments, for the fair value disclosures related to our long-term debt and financial instruments, respectively.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

airspace, inflation and applicable regulations. Changes in available airspace include but are not limited to changes due to the addition of airspace lying in probable expansion areas, airspace consumed and changes in engineering estimates.

Probable Expansion Airspace

We classify landfill disposal capacity as either permitted (having received the final permit from the applicable regulatory agency) or as probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in our calculation of total available disposal capacity, all of the following criteria must be met:

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

We continually monitor our progress toward obtaining permits for each of our sites with probable airspace. If we determine that a landfill expansion area no longer meets our criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to deplete costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly. In addition, any amounts capitalized for the probable expansion airspace are charged to expense in the period in which it is determined that the criteria are no longer met.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. These estimates are reviewed by management and are used by our operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 129 closed landfills.

A liability for an asset retirement obligation is recognized in the period in which it is incurred and is initially measured at fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to the passage of time are recognized as operating expenses in the consolidated statement of income and are referred to as accretion expense. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in the consolidated statement of income.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In connection with the 2008 annual review of our calculations with respect to landfill asset retirement obligations, we made a change in estimate, which is considered to be a change in accounting estimate that is effected by a change in accounting principle. This change, which we believe is preferable, was made to better align the estimated amount of waste to be placed in an area to be capped (which is used to calculate our capping rates) with the physical operation of our landfills. The expected costs related to our capping events did not change and we will continue to use separate rates for each capping event. This change resulted in a $32.6 million decrease in our capping asset retirement obligations and related assets. These assets will be amortized to expense prospectively. This change in estimate did not have a material impact on our consolidated financial position, results of operations or cash flows.

We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

In general, we engage third parties to perform most of our final capping, closure and post-closure activities. Accordingly, the fair value of these activities is based on quoted and actual prices paid for similar work. We also perform some of our final capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we add a profit margin to the estimated cost of such services to better reflect their fair value. If we perform these services internally, the added profit margin is recognized as a component of operating income in the period the obligation is settled.

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

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free interest rate. In general, the credit-adjusted, risk-free interest rate we used for liability recognition was 5.5% and 7.5% for the years ended December 31, 2010 and 2009, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.

Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is our credit-adjusted, risk-free interest rate in effect at the time the liabilities were recorded.

Changes due to revisions of the estimates of the amount or timing of the original undiscounted cash flows used to record a liability are recognized by increasing or decreasing the carrying amount of the asset retirement obligation liability and the carrying amount of the related asset. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free interest rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate that existed when the original liability was recognized.

We review our calculations with respect to landfill asset retirement obligations at least annually. If there is a significant change in the facts and circumstances related to a landfill during the year, we will review our calculations for the landfill as soon as practical after the change has occurred.

Environmental Operating Costs

In the normal course of business, we expense as incurred various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The initial liabilities recorded as part of the Allied acquisition were recorded using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding Allied’s remediation sites. In certain situations, we used external engineers and attorneys to assist in the development of our fair value estimates. As a result of that process, we increased the fair value of our remediation reserves assumed from Allied by $181.9 million. Any further adjustments to our remediation reserves resulting in changes in estimate or reserve settlements will be reflected currently in earnings in the periods in which such adjustments become known.

Goodwill and Other Intangible Assets

We annually test goodwill at December 31 for impairment or when an indicator of impairment exists. We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwestern, Southern, and Western. In determining fair value, we primarily utilize discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In preparing our annual test for impairment as of December 31, 2010, we determined that our indicated fair value of equity exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding at the closing market price on December 31, 2010. We believe one of the primary reconciling differences between the indicated fair value of equity and our market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2010, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of 120% to in excess of 170% and, as such, we noted no indicators of impairment at our reporting units.

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

Asset Impairments

We continually consider whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded in the consolidated statement of income in the period in which such impairment is identified. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results.

Self-Insurance Reserves

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the Allied acquisition have been recorded at estimated fair value, and, therefore, have been discounted to present value based on our estimate of the timing of the related cash flows.

As we are the primary obligor for payment of all claims, we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers are recorded in other assets.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer, materials recovery facilities and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition. For all acquisitions completed prior to December 31, 2008 (prior to the effective date of the new business combinations pronouncement), the cost of the acquired businesses was allocated to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates were revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, litigation and related legal fees were resolved or settled during the allocation period or prior to December 31, 2008, such items were included in the revised allocation of the

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

purchase price. After December 31, 2008 or the expiration of the allocation period, whichever was later, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

For all acquisitions completed after December 31, 2008, we recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (i) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (ii) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we were seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We will recognize third-party transaction related costs as expense currently in the period in which they are incurred.

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

Costs Associated with Exit Activities

We record costs associated with exit activities such as employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs.

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

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

estimable. If a contingent liability is only reasonably possible, we disclose the potential range of the loss, if estimable.

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

Revenue Recognition

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided. No single customer has individually accounted for more than 3% of our consolidated revenue or of our reportable segment revenue in any of the past three years.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making these determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income and recent financial operating results. If we determine that we would be able to realize a deferred income tax asset in the future in excess of its net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers, which we adopted effective January 1, 2010. Additionally, the guidance requires a rollforward of activities related to the purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will increase the level of disclosures in the financial statements related to fair value measurements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this new guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We adopted this new guidance on January 1, 2010 and the adoption did not have a material effect on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In January 2010, the FASB issued guidance to amend the accounting and reporting requirements for decreases in ownership of a subsidiary. This guidance requires that a decrease in the ownership interest of a subsidiary that does not result in a change of control be treated as an equity transaction. The guidance also expands the disclosure requirements about the deconsolidation of a subsidiary. We adopted this guidance effective January 1, 2010 and it did not have a material impact on our consolidated financial position or results of operations.

Goodwill Impairment Test

In December 2010, the FASB issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

3.	BUSINESS ACQUISITIONS AND DIVESTITURES AND RESTRUCTURING CHARGES

Acquisition of Allied Waste Industries, Inc.

Rationale for the Acquisition

We believe that the Allied acquisition results in a combined company that has greater financial strength, operational efficiencies, earning power and growth potential than either we or Allied would have on our own. We believe that there is a substantial strategic fit between the markets serviced by Republic, which are located predominantly in high-growth Sunbelt markets, and those served by Allied, which has a national footprint. Since our collection markets are highly complementary, the combined company is diversified across geographic markets, customer segments and service offerings. This balance will allow our combined company to capitalize on attractive business opportunities, mitigate geographic risk, and results in greater stability and predictability of revenue and free cash flow. We also believe that the acquisition will result in a number of important synergies, primarily from achieving greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Therefore, we believe that the premium we paid to effectuate the acquisition was reasonable.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In summary, the purchase price paid for the Allied acquisition and the allocation of the purchase price is as follows:

December 31,
2009

Purchase price:
Value of Republic common stock issued in exchange for Allied common stock outstanding	$6,112.9
Value of Republic stock options issued to replace Allied stock options	61.2
Cash paid to retire Allied’s credit facility	671.8
Debt, fair value	5,356.2
Less: cash acquired	(131.3)
Transaction costs	58.9

Total purchase price	12,129.7

Allocated as follows:
Current assets	909.9
Landfill development costs	2,600.0
Other property and equipment	2,262.3
Other assets	188.8
Current liabilities	(1,433.3)
Capping, closure and post-closure liabilities	(885.4)
Environmental liabilities	(390.0)
Deferred income taxes and other long-term tax liabilities	(637.2)
Other long-term liabilities	(231.8)

Net book value of assets acquired and liabilities assumed	2,383.3

Excess purchase price to be allocated	$9,746.4

Allocated as follows:
Goodwill	$9,199.6
Other intangible assets:
Customer relationships	420.0
Franchise agreements	60.0
Other municipal agreements	30.0
Tradenames	30.0
Favorable lease agreements	5.8
Non-compete agreements	1.0

Total allocated	$9,746.4

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

acquired is represented by Allied’s infrastructure of market-based collection routes and its related integrated waste transfer and disposal channels, whose value has been included in goodwill.

All of the goodwill and other intangible assets resulting from the Allied acquisition are not deductible for income tax purposes.

Pro Forma Information

The consolidated financial statements presented for Republic include the operating results of Allied from December 5, 2008, the date of the acquisition. The following pro forma information is presented assuming the acquisition had been completed as of January 1, 2008. The unaudited pro forma information presented has been prepared for illustrative purposes and is not intended to be indicative of the results of operations that would have actually occurred had the acquisition been consummated at the beginning of the periods presented or of future results of the combined operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that occur as a result of the integration and consolidation of the acquisition (in millions, except share and per share amounts).

Year Ended
December 31,
2008
(unaudited)

Revenue	$9,362.2
Net income	285.7
Basic earnings per share	0.76
Diluted earnings per share	0.75

The unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets, accretion of discounts to fair value associated with debt, environmental, self-insurance and other liabilities, accretion of capping, closure and post-closure obligations and amortization of the related assets, and provision for income taxes.

Restructuring Charges

As a result of the 2008 Allied acquisition, we committed to a restructuring plan related to our corporate overhead and other administrative and operating functions. The plan included closing our corporate office in Florida, consolidating administrative functions to Arizona, the former headquarters of Allied, and reducing staffing levels. The plan also included closing and consolidating certain operating locations and terminating certain leases. During the years ended December 31, 2010 and 2009, we incurred $11.4 million, net of adjustments, and $63.2 million, respectively, of restructuring and integration charges related to our integration of Allied. These charges and adjustments primarily related to severance and other employee termination and relocation benefits and consulting and professional fees. Substantially all the charges are recorded in our corporate segment. We do not expect to incur additional charges to complete our plan. We expect that the remaining charges will be paid during 2011.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables reflect the activity during the years ended December 31, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with the restructuring charges:

	Balance at				Balance at
	December 31,				December 31,
	2009	Additions	Payments	Adjustments	2010

Severance and other termination benefits	$19.6	$4.4	$(17.4)	$(3.8)	$2.8
Relocation	5.2	-	(1.5)	(2.6)	1.1

Total	$24.8	$4.4	$(18.9)	$(6.4)	$3.9

	Balance at				Balance at
	December 31,				December 31,
	2008	Additions	Payments	Adjustments	2009

Severance and other termination benefits	$12.5	$31.4	$(24.3)	$-	$19.6
Relocation	17.9	2.6	(15.3)	-	5.2

Total	$30.4	$34.0	$(39.6)	$-	$24.8

Accrued Liabilities Related to Allied

The following tables reflect the activity during the years ended December 31, 2010 and 2009 associated with the liabilities (included in other accrued liabilities) incurred in connection with termination benefits for employees who were employed by Allied at the date of the acquisition and notified that their employment was terminated:

	Balance at			Balance at
	December 31,			December 31,
	2009	Payments	Adjustments	2010

Severance and other termination benefits	$2.4	$(1.1)	$(1.0)	$0.3

	Balance at			Balance at
	December 31,			December 31,
	2008	Additions	Payments	2009

Severance and other termination benefits	$22.6	$6.7	$(26.9)	$2.4

The initial legal contingencies recorded as part of the Allied acquisition were estimated using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information obtained about the facts and circumstances surrounding various Allied legal matters, and as a result increased the legal reserves by $53.9 million. Any further adjustments to our Allied legal matter reserves resulting from changes in estimates or reserve settlements will be reflected in our consolidated statement of income in the periods in which such adjustments become known.

During 2009, we recorded additional liabilities for unfavorable contract and lease exit costs of $22.6 million and $7.7 million, respectively. The underlying lease agreements and contracts have remaining non-cancellable

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

terms ranging from 1 to 21 years. The following table reflects activity during the years ended December 31, 2010 and 2009 associated with unfavorable contracts and lease exit liabilities:

	Balance at			Balance at
	December 31,	Payments /		December 31,
	2009	Amortization	Adjustments	2010

Unfavorable contracts	$49.0	$(10.1)	$(1.3)	$37.6
Lease exit costs	6.4	(1.4)	-	5.0

Total	$55.4	$(11.5)	$(1.3)	$42.6

	Balance at			Balance at
	December 31,		Payments /	December 31,
	2008	Additions	Amortization	2009

Unfavorable contracts	$33.3	$22.6	$(6.9)	$49.0
Lease exit costs	-	7.7	(1.3)	6.4

Total	$33.3	$30.3	$(8.2)	$55.4

Other Acquisitions

In addition to the Allied acquisition, we acquired various other solid waste businesses and development projects during the years ended December 31, 2010 and 2008. We did not make any material acquisitions in 2009. The aggregate cash used in acquisitions for these transactions was $58.9 million and $13.4 million, respectively. In summary, the purchase price paid for these acquisitions (excluding Allied) and the allocation of the purchase price as of December 31 is as follows:

	2010	2008

Purchase price:
Cash used in acquisitions, net of cash acquired	$58.9	$13.4
Fair value of operations surrendered	44.0	-
Holdbacks	0.6	-

Total	$103.5	$13.4

Allocated as follows:
Working capital surplus	5.1	0.4
Property and equipment	40.8	5.7
Other liabilities, net	(6.1)	(1.3)

Net book value of assets acquired and liabilities assumed	39.8	4.8

Excess purchase price to be allocated	$63.7	$8.6

Allocated as follows:
Goodwill	$41.8	$1.7
Other intangible assets	21.9	6.9

Total allocated	$63.7	$8.6

Substantially all of the intangible assets recorded for these acquisitions are deductible for tax purposes.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Divestitures

In 2010, we divested of solid waste businesses in our Eastern and Midwestern regions and recognized a net loss of $4.0 million.

In October 2009, we divested a hauling operation in our Southern region and recognized a loss of $10.2 million.

As a condition of the Allied acquisition, the Department of Justice (DOJ) required us to divest of certain assets and related liabilities. During 2009, we completed our required divestitures and recognized a net gain of $153.5 million.

4.	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment as of December 31 is as follows:

	2010	2009

Other land	$391.9	$418.7
Non-depletable landfill land	158.0	142.7
Landfill development costs	4,575.2	4,230.9
Vehicles and equipment	4,142.1	3,792.4
Buildings and improvements	768.5	741.6
Construction-in-progress - landfill	133.2	245.1
Construction-in-progress - other	27.2	23.0

	10,196.1	9,594.4

Less: Accumulated depreciation, depletion and amortization:
Landfill development costs	(1,504.6)	(1,275.4)
Vehicles and equipment	(1,820.6)	(1,518.2)
Buildings and improvements	(172.4)	(143.1)

	(3,497.6)	(2,936.7)

Property and equipment, net	$6,698.5	$6,657.7

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill, Net

A summary of the activity and balances in our goodwill accounts, net, by operating segment is as follows:

	Balance at			Adjustments	Balance at
	December 31,			to	December 31,
	2009	Acquisitions	Divestitures	Acquisitions	2010

Eastern	$2,818.5	$0.1	$(24.0)	$(2.7)	$2,791.9
Midwestern	2,118.2	32.3	(18.9)	(2.0)	2,129.6
Southern	2,724.7	-	-	(2.9)	2,721.8
Western	3,005.7	9.4	-	(3.1)	3,012.0

Total	$10,667.1	$41.8	$(42.9)	$(10.7)	$10,655.3

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Balance at		Adjustments	Adjustments	Balance at
	December 31,		to	to Assets	December 31,
	2008	Divestitures	Acquisitions	Held for Sale	2009

Eastern	$2,772.5	$(11.2)	$45.0	$12.2	$2,818.5
Midwestern	2,083.8	-	34.7	(0.3)	2,118.2
Southern	2,715.6	(61.8)	48.6	22.3	2,724.7
Western	2,949.6	-	56.1	-	3,005.7

Total	$10,521.5	$(73.0)	$184.4	$34.2	$10,667.1

Adjustments to acquisitions for the year ended December 31, 2010 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

Adjustments to acquisitions for the year ended December 31, 2009 includes a $9.7 million adjustment for deferred taxes pertaining to prior years’ acquisitions.

Other Intangible Assets, Net

Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

	Gross Intangible Assets				Accumulated Amortization				Net
	Balance at		Adjustments	Balance at	Balance at	Additions	Adjustments	Balance at	Intangibles at
	December 31,		to	December 31,	December 31,	Charged	to	December 31,	December 31,
	2009	Acquisitions	Acquisitions	2010	2009	to Expense	Acquisitions	2010	2010

Customer relationships, franchise and other municipal agreements	$521.1	$16.0	$-	$537.1	$(70.5)	$(60.2)	$-	$(130.7)	$406.4
Trade names	30.0	-	-	30.0	(6.5)	(6.0)	-	(12.5)	17.5
Non-compete agreements	7.4	5.9	(0.4)	12.9	(6.5)	(1.0)	0.3	(7.2)	5.7
Other intangible assets	62.9	-	-	62.9	(37.9)	(3.3)	-	(41.2)	21.7

Total	$621.4	$21.9	$(0.4)	$642.9	$(121.4)	$(70.5)	$0.3	$(191.6)	$451.3

	Gross Intangible Assets				Accumulated Amortization				Net
	Balance at		Adjustments	Balance at	Balance at	Additions	Adjustments	Balance at	Intangibles at
	December 31,		to	December 31,	December 31,	Charged	to	December 31,	December 31,
	2008	Additions	Acquisitions	2009	2008	to Expense	Acquisitions	2009	2009

Customer relationships, franchise and other municipal agreements	$520.8	$0.2	$0.1	$521.1	$(10.9)	$(59.6)	$-	$(70.5)	$450.6
Trade names	30.0	-	-	30.0	(0.5)	(6.0)	-	(6.5)	23.5
Non-compete agreements	7.4	-	-	7.4	(5.6)	(0.9)	-	(6.5)	0.9
Other intangibles assets	57.2	-	5.7	62.9	(34.3)	(3.6)	-	(37.9)	25.0

Total	$615.4	$0.2	$5.8	$621.4	$(51.3)	$(70.1)	$-	$(121.4)	$500.0

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based on the amortizable assets recorded in the balance sheet at December 31, 2010, amortization expense for each of the next five years is estimated to be as follows:

2011	$71.4
2012	61.9
2013	61.0
2014	54.5
2015	54.3

6.	OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of December 31 is as follows:

	2010	2009

Inventories	$31.3	$33.7
Prepaid expenses	55.9	59.3
Other non-trade receivables	45.4	57.1
Income tax receivables	69.8	-
Other current assets	5.0	6.4

Total	$207.4	$156.5

Other current assets include the fair value of fuel and commodity hedges of $3.5 million and $5.0 million at December 31, 2010 and 2009, respectively. Other non-trade receivables include the fair value of interest rate swaps of $5.2 million at December 31, 2010. Our interest rate swaps expire in August 2010, and, as result, we reclassified their fair value from other assets to other non-trade receivables.

Other Assets

A summary of other assets as of December 31 is as follows:

	2010	2009

Deferred financing costs	$41.1	$32.4
Deferred compensation plan	27.4	15.2
Notes and other receivables	34.0	45.1
Other	135.4	117.4

Total	$237.9	$210.1

Notes and other receivables include the fair value of interest rate swaps of $9.9 million at December 31, 2009.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.	OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of December 31 is as follows:

	2010	2009

Accrued payroll and benefits	$158.4	$169.6
Accrued fees and taxes	111.8	114.4
Self-insurance reserves, current portion	112.7	110.9
Accrued dividends	76.7	72.4
Income taxes payable	-	70.0
Restructuring liabilities	3.9	24.8
Accrued professional fees and legal settlement reserves	53.1	59.0
Other	104.7	119.1

Total	$621.3	$740.2

Other accrued liabilities includes the fair value of fuel and commodity hedges of $8.4 million and $5.7 million at December 31, 2010 and 2009, respectively.

Other Long-Term Liabilities

A summary of other long-term liabilities as of December 31 is as follows:

	2010	2009

Deferred compensation liability	$27.7	$15.7
Pension and other postretirement liabilities	14.4	38.1
Contingent legal liabilities	105.8	112.0
Ceded insurance reserves	54.5	48.9
Other	103.1	64.5

Total	$305.5	$279.2

Self-Insurance Reserves

In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities assumed in the Allied acquisition have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period that they are paid.

Our liabilities for unpaid and incurred but not reported claims at December 31, 2010 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $417.2 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

known. The following table summarizes the activity in our self-insurance reserves for the years ended December 31:

	2010	2009	2008

Balance at beginning of year	$412.9	$408.1	$178.0
Additions charged to expense	364.9	481.3	203.0
Payments	(368.9)	(489.7)	(180.9)
Allied acquisition	-	-	206.8
Accretion expense	8.3	13.2	1.2

Balance at end of year	417.2	412.9	408.1
Less: Current portion	(112.7)	(110.9)	(173.6)

Long-term portion	$304.5	$302.0	$234.5

8.	LANDFILL AND ENVIRONMENTAL COSTS

As of December 31, 2010, we owned or operated 193 active solid waste landfills with total available disposal capacity of approximately 4.7 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 129 closed landfills.

Accrued Landfill and Environmental Costs

A summary of our landfill and environmental liabilities as of December 31 is as follows:

	2010	2009

Landfill final capping, closure and post-closure liabilities	$1,046.5	$1,074.5
Remediation	552.1	554.1

	1,598.6	1,628.6
Less: Current portion	(182.0)	(245.4)

Long-term portion	$1,416.6	$1,383.2

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2010	2009	2008

Asset retirement obligation liabilities, beginning of year	$1,074.5	$1,040.6	$277.7
Non-cash additions	31.4	32.5	20.5
Acquisitions and divestitures, net	(3.0)	72.3	813.1
Asset retirement obligation adjustments	(27.9)	(57.4)	(32.6)
Payments	(111.3)	(100.9)	(27.9)
Accretion expense	80.5	88.8	23.9
Other adjustments	2.3	(1.4)	(34.1)

Asset retirement obligation liabilities, end of period	1,046.5	1,074.5	1,040.6
Less: Current portion	(93.9)	(137.5)	(130.6)

Long-term portion	$952.6	$937.0	$910.0

The initial liabilities recorded as part of the Allied acquisition were developed using provisional amounts based upon information available at that time. During 2009, we gathered and assessed new information about

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the facts and circumstances surrounding our sites, and, as a result, increased the fair value of our closure and post-closure reserves by $72.3 million. The amounts we have recorded for these obligations are not comparable to the amounts Allied recorded. As part of the initial application of purchase accounting, we have recorded these obligations at their estimated fair values, inflated them to the expected payment date and then discounted the obligations using our credit-adjusted, risk-free rate at the time of the acquisition of 9.75%. Any further adjustments to our final capping, closure and post-closure liabilities will be reflected prospectively in our consolidated statement of income in the periods in which such adjustments become known.

We review our landfill asset retirement obligations annually. As a result, we recorded a net decrease in amortization expense of $10.2 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively, and a net increase in amortization expense of $0.6 million for the year ended December 31, 2008, primarily related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $59.1 million at December 31, 2010 and is included in restricted cash in our consolidated balance sheet.

The expected future payments for final capping, closure and post-closure as of December 31, 2010 are as follows:

2011	$93.9
2012	105.8
2013	98.9
2014	95.6
2015	95.4
Thereafter	4,559.9

$5,049.5

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2010.

Environmental Remediation Liabilities

We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at December 31, 2010 would be approximately $155 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2010	2009	2008

Remediation liabilities, beginning of year	$554.1	$389.9	$67.5
Other adjustments	1.5	181.9	208.1
Additions charged to expense	17.9	4.9	155.9
Payments	(50.5)	(56.2)	(43.3)
Accretion expense	29.1	33.6	1.7

Remediation liabilities, end of period	552.1	554.1	389.9
Less: Current portion	(88.1)	(107.9)	(102.8)

Long-term portion	$464.0	$446.2	$287.1

The expected undiscounted future payments for remediation costs as of December 31, 2010 are as follows:

2011	$88.1
2012	76.1
2013	61.9
2014	42.1
2015	29.5
Thereafter	430.9

$728.6

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2010 is $68.4 million, of which $7.1 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $59 million to $81 million.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of December 31, 2010 is $46.5 million, of which $2.5 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $36 million to $63 million.

Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. We also paid $1.0 million in sanctions related to the Consent Decree. RSSN is currently working with the Clark County Staff and Board of Commissioners to develop a mechanism to fund the costs to comply with the Consent Decree. However, we have not recorded any potential recoveries. The remediation liability for Sunrise recorded as of December 31, 2010 is $37.5 million, of which $23.0 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $29 million to $44 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2010 is $82.6 million, of which $8.4 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $46 million to $146 million.

It is reasonably possible that we will need to adjust the liabilities noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	DEBT

Our notes payable, capital leases and long-term debt at December 31, 2010 and 2009 are listed in the following table, and are presented net of unamortized discounts and premiums, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt we acquired as part of the Allied acquisition was recorded at fair value as of the acquisition date.

	2010	2009

$1.0 billion Revolver due 2012, Eurodollar and Base Rate borrowings	$50.0	$-
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	25.0	315.4
Receivables secured loans	-	300.0
Senior notes, fixed interest rate of 6.500%, due November 2010	-	216.5
Senior notes, fixed interest rate of 5.750%, due February 2011	261.7	252.5
Senior notes, fixed interest rate of 6.375%, due April 2011	215.1	209.1
Senior notes, fixed interest rate of 6.750%, due August 2011	392.0	396.4
Senior notes, fixed interest rate of 6.125%, due February 2014	-	379.3
Senior notes, fixed interest rate of 7.250%, due March 2015	-	540.2
Senior notes, fixed interest rate of 7.125%, due May 2016	535.5	526.7
Senior notes, fixed interest rate of 6.875%, due June 2017	663.9	654.4
Senior notes, fixed interest rate of 5.500%, due September 2019	645.8	645.5
Senior notes, fixed interest rate of 5.000%, due March 2020	849.9	-
Senior notes, fixed interest rate of 5.250%, due November 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due May 2021	93.4	93.1
Senior notes, fixed interest rate of 6.086%, due March 2035	249.8	249.4
Debentures, fixed interest rate of 7.400%, due September 2035	267.6	266.8
Senior notes, fixed interest rate of 6.200%, due March 2040	649.5	-
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.28% to 8.25%; maturities ranging from 2012 to 2035	1,151.8	1,223.7
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.00% to 11.90% maturing through 2042	92.6	93.6

Total debt	6,743.6	6,962.6
Less: Current portion	(878.5)	(543.0)

Long-term portion	$5,865.1	$6,419.6

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Credit Facilities

The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of December 31, 2010 and 2009, the interest rate for our borrowings under our Credit Facilities was 1.56% and 1.62%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We may pay dividends and repurchase common stock provided that we are in compliance with these covenants. We had $75.0 million and $300.0 million of Eurodollar Rate borrowings and nil and $15.4 million of Base Rate borrowings as of December 31, 2010 and 2009, respectively. We had $1,037.5 million and $1,634.0 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,637.5 million and $800.6 million of availability under our Credit Facilities at December 31, 2010 and 2009, respectively. We were in compliance with the covenants under our Credit Facilities at December 31, 2010.

Receivables Secured Loans

In March 2010, we repaid all borrowings and terminated our accounts receivable securitization program with two financial institutions that allowed us to borrow up to $300.0 million on a revolving basis under loan agreements secured by receivables. During the first quarter of 2010, we recorded a loss on extinguishment of debt of $0.2 million to write-off unamortized deferred issuance costs associated with this program.

Senior Notes and Debentures

In November 2010, our 6.50% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $221.6 million of principal due on these notes.

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes), with an unamortized discount of $0.1 million at December 31, 2010, and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes), with an unamortized discount of $0.5 million at December 31, 2010. The Notes are general senior unsecured obligations and mature on March 1, 2020 (in the case of the 2020 Notes) and March 1, 2040 (in the case of the 2040 Notes). Interest is payable semi-annually on March 1 and September 1. The Notes are guaranteed by each of our subsidiaries that also guarantees our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors.

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

In December 2009 we used cash on hand and incremental borrowings under our Credit Facilities to redeem $400.0 million of our 7.375% senior notes due 2014. The senior notes were redeemed at a price equal to 103.688% of the principal amount of the notes, plus accrued and unpaid interest. We incurred a loss of $46.0 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In November 2009, we issued $600.0 million of 5.250% senior notes due 2021. The notes are general senior unsecured obligations and mature on November 15, 2021. Interest is payable semi-annually on May 15 and November 15, beginning May 15, 2010. These senior notes are guaranteed by each of our subsidiaries that also guarantees our Credit Facilities. These guarantees are general senior unsecured obligations of the subsidiary guarantors. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) to redeem $450.0 million of our 7.875% Senior Notes due 2013 at 102.625%, and (ii) to redeem $230.0 million of our 4.250% Senior Convertible Debentures due 2034 at par. We incurred a loss of $51.9 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

In September 2009, we issued $650.0 million of 5.500% senior notes due 2019 with an unamortized discount of $4.2 million and $4.5 million at December 31, 2010 and 2009, respectively. The notes are general senior unsecured obligations and mature on September 15, 2019. Interest is payable semi-annually on March 15 and September 15, beginning March 15, 2010. The notes are guaranteed by each of our subsidiaries that also guarantee our Credit Facilities. These guarantees are general senior unsecured obligations of subsidiary guarantors. We used the net proceeds from the notes, cash on hand or incremental borrowings under our Credit Facilities as follows: (i) to tender for $325.5 million of certain outstanding senior notes maturing in 2010 and 2011 that were issued by us or one of our subsidiaries; (ii) approximately $250 million to reduce amounts outstanding under our Credit Facility, and (iii) approximately $105 million to remit estimated tax payments related to our divestiture of assets in connection with the Allied acquisition. We incurred a loss of $31.8 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

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

As of December 31, 2010 and 2009, the following are our other senior notes and debentures:

•	Senior notes totaling $261.7 million and $252.5 million, respectively, net of unamortized adjustment to fair value of $1.2 million and $10.3 million, respectively. These notes mature in 2011 and bear interest at a fixed rate of 5.750% which is payable semi-annually in February and August. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $215.1 million and $209.1 million, respectively, net of unamortized adjustment to fair value of $1.8 million and $7.9 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2011 and bear interest at a fixed rate of 6.375% which is payable semi-annually in April and October. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

•	Senior notes totaling $392.0 million and $396.4 million, respectively, net of unamortized discount of $0.2 million and $0.5 million, respectively, which is being amortized over the remaining term of the notes and the fair value of our interest rate swaps of $5.2 million and $9.9 million, respectively. These notes mature in 2011 and bear interest at a fixed rate of 6.750% which is payable semi-annually in February and August.

•	Senior notes totaling $535.5 million and $526.7 million, respectively, net of unamortized adjustment to fair value of $64.5 million and $73.3 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2016 and bear interest at a fixed rate of 7.125%

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

which is payable semi-annually in May and November. These senior notes have a make-whole call provision that is exercisable at any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price.

•	Senior notes totaling $663.9 million and $654.4 million, respectively, net of unamortized adjustment to fair value of $86.1 million and $95.6 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2017 and bear interest at a fixed rate of 6.875% which is payable semi-annually in June and December. These senior notes have a make-whole call provision that is exercisable at any time prior to June 1, 2012 at a stated redemption price. These notes may also be redeemed on or after June 1, 2012 at the stated redemption price.

•	Debentures totaling $93.4 million and $93.1 million, respectively, net of unamortized adjustment to fair value of $6.1 million and $6.4 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2021 and bear interest at a fixed rate of 9.250% which is payable semi-annually in May and November. These debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.

•	Senior notes totaling $249.8 million and $249.4 million, respectively, net of unamortized discount of $25.8 million and $26.3 million, respectively. During March 2005, we exchanged $275.7 million of our outstanding 7.125% notes due in 2009 for these 6.086% senior notes due in 2035. We paid $27.6 million in connection with the exchange, which is being amortized over the remaining term of the notes.

•	Debentures totaling $267.6 million and $266.8 million, respectively, net of unamortized adjustment to fair value of $92.4 million and $93.2 million, respectively, which is being amortized over the remaining term of the notes. These notes mature in 2035 and bear interest at a fixed rate of 7.400% which is payable semi-annually in March and September. These debentures are not subject to any sinking fund requirements and may be redeemed in whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of the future principal and interest payments discounted at a rate specified under the terms of the indenture.

Tax-Exempt Financings

As of December 31, 2010 and 2009, we had $1,151.8 million and $1,223.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. At December 31, 2010 and 2009, the total of the unamortized adjustment to fair value recorded in purchase accounting for the assumed tax-exempt financings from the Allied acquisition was $21.9 million and $49.0 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

During the year ended December 31, 2010, we refinanced $677.4 million and repaid $97.8 million of our tax-exempt financings resulting in a loss on extinguishment of debt of $28.5 million to write-off unamortized debt discounts and for professional fees paid to effectuate these transactions.

Approximately two-thirds of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with credit ratings of AA or better. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance these bonds using availability under our revolving Credit Facilities, if necessary.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2010, we had $170.0 million of restricted cash, of which $39.8 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt primarily includes capital lease liabilities of $91.8 million and $91.9 million as of December 31, 2010 and 2009, respectively, with maturities ranging from 2011 to 2042.

Future Maturities of Debt

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2010, excluding non-cash discounts, premiums, adjustments to fair value related to hedging transactions and adjustments to fair value recorded in purchase accounting totaling $299.5 million, are as follows:

2011	$872.0
2012	80.2
2013	40.6
2014	16.0
2015	25.7
Thereafter	6,008.6

$7,043.1

Fair Value of Debt

The fair value of our fixed rate senior notes using quoted market rates is $6.0 billion and $5.7 billion at December 31, 2010 and 2009, respectively. The carrying value of these fixed rate unsecured notes is $5.4 billion and $5.0 billion at December 31, 2010 and 2009, respectively. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Interest Paid

Interest paid was $417.8 million, $471.6 million and $93.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The components of interest expense are as follows:

	2010	2009	2008

Interest expense on debt and capital lease obligations	$413.2	$453.5	$123.9
Accretion of debt discounts	52.4	92.1	10.1
Accretion of remediation and risk reserves	48.1	58.1	0.5
Less: capitalized interest	(6.3)	(7.8)	(2.6)

Total interest expense	$507.4	$595.9	$131.9

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

As of December 31, 2010 and 2009, interest rate swap agreements are reflected at their fair value of $5.2 million and $9.9 million, respectively, and are included in other assets and as an adjustment to long-term debt in our consolidated balance sheets. During the years ended December 31, 2010, 2009 and 2008, we recorded net interest income of $8.5 million, $8.7 million and $3.8 million, respectively, related to our interest rate swap agreements, which is included in interest expense in our consolidated statements of income.

The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the years ended December 31, 2010, 2009 and 2008:

	Reduction to Interest Expense
	Due to Periodic Settlements
	of Active Swap Agreements
	Year Ended December 31,
Consolidated Statement of Income Classification	2010	2009	2008

Interest expense	$8.5	$8.7	$3.8

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

As of December 31, 2010 and 2009, there were no treasury lock cash flow hedges outstanding.

10.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31, are as follows:

	2010	2009	2008

Current:
Federal	$253.9	$337.3	$98.1
State	50.2	49.1	11.1
Federal and state deferred provision (benefit)	61.4	(24.6)	(30.4)
Non-current tax provision	4.0	6.7	6.6

Provision for income taxes	$369.5	$368.5	$85.4

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are as follows:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.4	3.4	3.5
Non-deductible expenses	2.1	2.6	3.9
Non-deductible merger related compensation	-	-	7.7
Uncertain tax position taxes and interest	0.3	0.8	4.2
Other, net	(0.7)	0.8	(0.7)

Effective income tax rate	42.1%	42.6%	53.6%

Our effective income tax rate is adversely impacted by expenses incurred which are non-deductible for tax purposes, disposition of assets that have little or no basis for tax, and accruals for penalties and interest on uncertain tax positions. During the years ended December 31, 2010 and 2009, we incurred charges of $13.1 million and $13.5 million, respectively, for dispositions of goodwill that had no corresponding tax basis. During the year ended December 31, 2008, we incurred expenses that were not tax deductible as a result of the Allied acquisition, including a tax charge of $12.3 million related to non-deductible compensation payouts. In addition, for the year ended December 31, 2008, lower pre-tax earnings contributed to the increase in our effective tax rate.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of the net deferred income tax asset and liability at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(721.7)	$(616.6)
Difference between book and tax basis of intangible assets	(702.0)	(704.3)

Total liabilities	$(1,423.7)	$(1,320.9)

Deferred tax assets relating to:
Difference between book and tax basis of other assets	$68.1	$68.5
Accruals not currently deductible	312.8	309.9
Environmental reserves	346.3	298.4
Deferred taxes on uncertain tax positions	76.1	83.2
Net operating loss carryforwards, state taxes	127.5	135.3
Other	2.3	21.8

Total assets	933.1	917.1
Valuation allowance	(120.1)	(126.5)

Net deferred tax asset	813.0	790.6

Net deferred tax liabilities	$(610.7)	$(530.3)

Changes in the deferred tax valuation allowance for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Valuation allowance, beginning of year	$126.5	$156.4	$27.5
Additions charged to income	8.3	5.2	0.7
Acquisitions	-	(2.5)	139.7
Usage	(10.4)	(9.3)	(11.5)
Expirations of state net operating losses	(0.3)	(17.8)	-
Other, net	(4.0)	(5.5)	-

Valuation allowance, end of year	$120.1	$126.5	$156.4

We have state net operating loss carryforwards with an estimated tax effect of $127.5 million available at December 31, 2010. These state net operating loss carryforwards expire at various times between 2011 and 2023. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, at December 31, 2010, we have provided a valuation allowance of $110.1 million for certain state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. We also provide valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. At December 31, 2010, we have provided a valuation allowance of $10.0 million for certain deferred tax assets.

We made income tax payments (net of refunds received) of approximately $418 million, $444 million, and $128 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2008,

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

approximately $32 million of federal tax payments were deferred and paid in 2009 as a result of the Allied acquisition.

The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2010	2009	2008

Balance at beginning of year	$242.2	$611.9	$23.2
Additions due to the Allied acquisition	-	13.3	582.9
Additions based on tax positions related to current year	2.8	3.9	10.6
Reductions for tax positions related to the current year	-	-	(5.1)
Additions for tax positions of prior years	7.5	5.6	2.0
Reductions for tax positions of prior years	(7.4)	(24.1)	(1.3)
Reductions for tax positions resulting from lapse of statute of limitations	(10.4)	(0.5)	(0.4)
Settlements	(11.9)	(367.9)	-

Balance at end of year	$222.8	$242.2	$611.9

New accounting guidance for business combinations became effective for our 2009 financial statements. This new guidance changed the treatment of acquired uncertain tax liabilities. Under previous guidance, changes in acquired uncertain tax liabilities were recognized through goodwill. Under the new guidance, subsequent changes in acquired unrecognized tax liabilities are recognized through the income tax provision. As of December 31, 2010, $206.5 million of the $222.8 million of unrecognized tax benefits related to tax positions taken by Allied prior to the 2008 acquisition.

Included in the balance at December 31, 2010 and 2009 are approximately $209.1 million and $217.6 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.

During 2010, the IRS concluded its examination of our 2005 and 2007 tax years. The conclusion of this examination reduced our gross unrecognized tax benefits by approximately $1.9 million. We also resolved various state matters during 2010 that, in the aggregate, reduced our gross unrecognized tax benefits by approximately $10.0 million.

During 2009, we settled our outstanding tax dispute related to Allied’s risk management companies (see – Risk Management Companies) with both the Department of Justice (DOJ) and the Internal Revenue Service (IRS). This settlement reduced our gross unrecognized tax benefits by approximately $299.6 million. During 2009, we also settled with the IRS, through an accounting method change, our outstanding tax dispute related to intercompany insurance premiums paid to Allied’s captive insurance company. This settlement reduced our gross unrecognized tax benefits by approximately $62.6 million. In addition to these federal matters, we also resolved various state matters that, in the aggregate, reduced our gross unrecognized tax benefits during 2009 by approximately $5.8 million.

We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we accrued interest of $19.2 million during 2010 and, in total as of December 31, 2010, have recognized a liability for penalties of $1.2 million and interest of $99.9 million. During 2009, we accrued interest of $24.5 million and, in total at December 31, 2009, had recognized a liability for penalties of $1.5 million and interest of $92.3 million. During 2008, we accrued penalties of $0.2 million and interest of $5.2 million and, in total at December 31, 2008, had recognized a liability for penalties of $88.1 million and interest of $180.0 million.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The increase in accrued interest during the year ended December 31, 2010 was due to the additional accrual of interest on existing uncertain tax positions. The decrease in accrued interest and penalties between 2009 and 2008 was driven mainly by the settlements discussed previously.

Gross unrecognized tax benefits that we expect to settle in the following twelve months cannot be reasonably estimated. It is likely, however, that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.

We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. We also have acquired Allied’s open tax periods as a result of the December 2008 acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2007.

Prior to the 2008 acquisition, the IRS had commenced an examination of our 2005 through 2007 tax years. During 2010, this examination was completed. Currently, the IRS is examining our 2008 tax year. We are also under state examination in various jurisdictions for various tax years. These state audits are ongoing.

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

Risk Management Companies

Prior to Allied’s acquisition of Browning-Ferris Industries (BFI) in July 1999, certain BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss for tax purposes.

In 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS disallowed all of the previously claimed capital loss. Subsequent to the IRS disallowance, we challenged the issue at both IRS appeals and in federal court. In December 2009, we reached a settlement with both the DOJ and the IRS for all tax years impacted by the issue. Under the settlement, the company resolved all remaining liability (including federal and state tax, penalty and interest) for approximately $125 million. During 2010, we paid approximately $111 million related to this settlement and expect to pay the remaining amounts in 2011 and 2012. While the final settlement amount was less than the amount previously accrued for this matter, the accrual and the adjustment thereto were reflected in our allocation of purchase price associated with the Allied acquisition and had no impact on our consolidated statement of income.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. We believe our position is supported by relevant technical authorities and strong business purpose and we intend to vigorously defend our position on

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

this matter. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through December 31, 2010 of approximately $71 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At December 31, 2010, the amount of the asserted penalty and penalty-related interest was approximately $49 million. The potential tax and interest (but not penalty or penalty-related interest) of a full adjustment for this matter have been fully reserved in our consolidated balance sheet at December 31, 2010. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse impact on our consolidated results of operations and cash flows.

Methane Gas

As part of its examination of Allied’s 2000 through 2008 federal income tax returns, the IRS reviewed Allied’s treatment of costs associated with its landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from operation of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.

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

Stock-Based Compensation

In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan) to replace the 1998 Plan when it expired. The 2007 Plan was approved by our stockholders in May 2007. We believe that such awards better align the interests of our employees with those of our stockholders. There were 3.9 million shares reserved for future grants under the 2007 Plan as of December 31, 2010.

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

In December 2008, the Board of Directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)). Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the acquisition. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the acquisition. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At December 31, 2010, there were approximately 15.3 million shares of common stock reserved for future grants under the 2006 Plan.

Stock Options

We use a binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2010, 2009 and 2008 were $5.28, $3.79 and $4.36 per option, respectively, which were calculated using the following weighted-average assumptions:

	2010	2009	2008

Expected volatility	28.6%	28.7%	27.3%
Risk-free interest rate	2.4%	1.4%	1.7%
Dividend yield	2.9%	3.1%	2.9%
Expected life (in years)	4.3	4.2	4.2
Contractual life (in years)	7	7	7
Expected forfeiture rate	3.0%	3.0%	3.0%

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the stock option activity for the years ended December 31, 2008, 2009 and 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise	Contractual Term	Intrinsic
	of Shares	Price per Share	(Years)	Value

Outstanding at December 31, 2007	7.7	$19.84
Granted:
Granted as replacement options for Allied’s outstanding stock options	7.6	25.77
Granted other	5.2	25.46
Exercised	(1.4)	15.93		$19.9

Forfeited or expired	(0.4)	42.07

Outstanding at December 31, 2008	18.7	23.57
Granted	0.3	21.03
Exercised	(2.1)	18.12		$17.8

Forfeited or expired	(1.8)	28.59

Outstanding at December 31, 2009	15.1	23.69
Granted	3.1	27.48
Exercised	(3.9)	21.73		$34.3

Forfeited or expired	(0.7)	27.38

Outstanding at December 31, 2010	13.6	$24.97	4.5	$68.4

Exercisable at December 31, 2010	8.7	$24.44	3.9	$48.8

Stock options granted in 2008 primarily include stock options granted as part of our annual grant to employees in February 2008, as part of our new annual grant program in December 2008 and as grants of replacement options for Allied’s outstanding stock options as of the effective date of the acquisition, in accordance with the terms of the merger agreement. In December 2008, we replaced Allied’s outstanding, vested and unvested stock options with Republic stock options with similar terms and conditions, and recorded a credit to additional-paid-in-capital of $61.2 million as part of the purchase price paid for the acquisition.

Additionally, as of the effective date of the Allied acquisition, all of Republic’s unvested stock options outstanding were vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $6.5 million in December 2008 to recognize the immediate vesting of the stock options.

During the years ended December 31, 2010, 2009 and 2008, compensation expense for stock options was $12.8 million, $7.8 million and $14.0 million, respectively.

As of December 31, 2010, total unrecognized compensation expense related to outstanding stock options was $10.1 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of stock options that vested in 2010, 2009 and 2008 was $4.0 million, $3.9 million and $21.5 million, respectively.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

We classified excess tax benefits of $3.5 million, $2.5 million and $4.5 million as cash flows from financing activities for the years ended December 31, 2010, 2009 and 2008, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

Other Stock Awards

The following table summarizes the restricted stock unit and restricted stock activity for the years ended December 31, 2008, 2009 and 2010

	Number of Restricted
	Stock Units and	Weighted-Average	Weighted-Average
	Shares of	Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value per	Contractual	Intrinsic
	(In Thousands)	Share	Term (Years)	Value

Unissued at December 31, 2007	399.2	$26.84
Granted	467.1	27.21
Vested and issued	(443.8)	29.67
Forfeited	(186.3)	25.27

Unissued at December 31, 2008	236.2	23.50
Granted	516.0	23.92
Vested and issued	(67.0)	23.28
Forfeited	(32.0)	23.50

Unissued at December 31, 2009	653.2	23.85
Granted	367.9	29.14
Vested and issued	(171.8)	22.63
Forfeited	-	-

Unissued at December 31, 2010	849.3	$26.39	0.6	$25.4

Vested and unissued at December 31, 2010	248.0	$26.23

During the year ended December 31, 2010, we awarded 92,894 restricted stock units to our non-employee directors under our 2007 Plan, of which 88,732 vested immediately. The remaining restricted stock units awarded during the year ended December 31, 2010 vest in three equal annual installments beginning on the anniversary date of the original grant. The directors receive the underlying shares only after their board service ends or a change in control occurs. During the year ended December 31, 2010, we awarded 210,437 restricted stock units to executives and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.

Additionally, during the year ended December 31, 2010, we awarded 64,579 shares of restricted stock to an executive that vest in four equal annual installments beginning on the anniversary date of the original grant. During the vesting period, the participant has voting rights and receives dividends declared and paid on the restricted stock, but the restricted stock may not be sold, assigned, transferred or otherwise encumbered. Granted but unvested restricted stock awards are forfeited if the participant resigns employment with us for other than good reason.

During the year ended December 31, 2009 and 2008 we awarded 320,354 and 36,000 restricted stock units, respectively, to our non-employee directors under our 1998 Plan. These restricted stock units vest immediately, but the directors receive the underlying shares only after their board service ends or a change in control

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

occurs, as defined by the 1998 Plan. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional stock units in lieu of dividends.

During the year ended December 31, 2009, we awarded 195,611 shares of restricted stock to executives and other officers and directors, of which 110,669 of the shares vested May 14, 2010 and 38,670 of the shares awarded vest effective January 31, 2012. Additionally, 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant. The remaining 15,904 shares awarded vested during 2009 and 3,454 shares vested during 2010. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Granted but unvested shares are forfeited if the participant resigns employment with us for other than good reason.

During the year ended December 31, 2008, we awarded 426,670 shares of restricted stock to our executive officers, of which 236,170 were granted as part of our 2007 Stock Incentive Plan. As of the effective date of the Allied acquisition, all of Republic’s remaining unvested restricted stock outstanding was vested in accordance with the change in control provisions of the 1998 Plan.

The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

As of the effective date of the Allied acquisition, all of Republic’s outstanding and unvested restricted stock was vested in accordance with the change in control provisions of the 1998 and 2007 Plans. We recorded compensation expense of $5.3 million in December 2008 to recognize the immediate vesting of the restricted stock. In addition, the restricted stock units were vested and a cash payment was made totaling $4.0 million based on the fair value of the restricted stock units as of the date of vesting.

During the years ended December 31, 2010, 2009 and 2008, compensation expense related to restricted stock units and restricted shares totaled $11.7 million, $7.2 million and $10.0 million, respectively.

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

Multi-Employer Pension Plans

We contribute to 28 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 22% of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

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

Our pension expense for multi-employer plans was $46.9 million, $43.0 million and $21.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (SERP) provides retirement benefits to certain of Allied’s employees and former employees. SERP participants whose employment with us has been severed as a result of the acquisition received cash settlements six months following their respective separation dates. Benefits for SERP participants who remain with Republic were frozen as of the effective date of the acquisition. However, these active participants will continue to accrue interest credits at the annual rate of 6.0% until they are eligible for retirement. SERP participants who retired prior to the acquisition will continue to receive their benefits in accordance with the original plan provisions which allow for a maximum of ten years of retirement benefits equal to 60% of each participant’s respective average base salary during the three consecutive full calendar years of employment immediately preceding their date of retirement. At December 31, 2010, there were one retired and two active participants in the plan. As the SERP is frozen, no assumptions are made about future compensation levels, and as such, there is no difference between the projected benefit and the accumulated benefit obligation.

We also assumed post-retirement medical obligations associated with the SERP totaling $1.8 million as of the acquisition date. Medical liabilities were $1.4 million at December 31, 2010 and 2009 and are included in the post retirement healthcare amounts in the table below.

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

The following table presents the accumulated benefit obligation and reconciliations of the changes in the projected benefit obligations, the plan assets and the accounting funded status of our defined benefit pension plan, SERP and post retirement healthcare plans for the years ended December 31, 2010 and 2009.

	Defined Benefit		Postretirement
	Pension Plan		Healthcare Plans		SERP
	2010	2009	2010	2009	2010	2009

Accumulated Benefit Obligation	$371.6	$364.7	$-	$-	$4.7	$4.7

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$364.7	$361.2	$2.4	$3.2	$4.7	$12.7
Service cost	0.2	0.2	-	-	-	-
Interest cost	20.5	20.2	0.1	0.2	0.3	0.5
Amendments	1.2	-	-	-	-	-
Actuarial loss (gain)	2.2	(1.8)	0.1	(0.5)	0.1	0.1
Benefits paid	(17.2)	(15.1)	(0.2)	(0.3)	(0.3)	(10.6)
Curtailment loss (gain)	-	-	-	(0.2)	-	2.0

Projected benefit obligation at end of year	$371.6	$364.7	$2.4	$2.4	$4.8	$4.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$333.3	$293.9	$-	$-	$-	$-
Actual return on plan assets	37.8	54.5	-	-	-	-
Employer contributions	10.0	-	0.2	0.3	0.3	10.6
Benefits paid	(17.2)	(15.1)	(0.2)	(0.3)	(0.3)	(10.6)

Fair value of plan assets at end of year	$363.9	$333.3	$-	$-	$-	$-

Unfunded status	$7.7	$31.4	$2.4	$2.4	$4.8	$4.7

Amounts recognized in the statement of financial position consist of:
Current liabilities	$-	$-	$0.2	$0.2	$0.3	$0.2
Noncurrent liabilities	7.7	31.4	2.2	2.2	4.5	4.5

Net amount recognized	$7.7	$31.4	$2.4	$2.4	$4.8	$4.7

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.75%	5.25%	5.75%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 and 2009 are as follows:

			Postretirement
	Pension		Healthcare
	Benefits		Plan		SERP
	2010	2009	2010	2009	2010	2009

Accumulated other comprehensive loss (income)
Net actuarial (gain) loss	$(40.2)	$(29.4)	$(0.2)	$(0.4)	$0.1	$0.1

The components of the net periodic benefit cost are summarized below:

	Defined Benefit			Postretirement
	Pension Plan			Healthcare Plans			SERP
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$0.2	$0.2	$-	$-	$-	$-	$-	$-	$-
Interest cost	20.5	20.2	1.8	0.1	0.2	-	0.3	0.5	0.1
Expected return on plan assets	(23.6)	(21.4)	(1.7)	-	-	-	-	-	-
Curtailment recognition	-	-	-	-	(0.2)	-	-	2.0	0.1

Net periodic benefit cost	$(2.9)	$(1.0)	$0.1	$0.1	$-	$-	$0.3	$2.5	$0.2

Weighted average assumptions used to determine net periodic benefit cost:

Discount rate	5.75%	5.75%	6.50%	5.75%	5.75%	6.50%	5.75%	5.75%	6.50%
Expected return on plan assets	7.25%	7.25%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A	N/A	N/A	N/A

We determine the discount rate used in the measurement of our obligations based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately ten years.

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

A one percentage point increase in the assumed health care cost trend rate would not have a material impact on the service and interest costs and would increase our postretirement benefit obligation by $0.1 million at December 31, 2010. A one percentage point decrease in the assumed health care cost trend rate would

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

decrease the service and interest costs by less than $0.1 million and would decrease our postretirement benefit obligation by $0.1 million at December 31, 2010.

Our pension contributions are made in accordance with funding standards established by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the PPA. We made a $10.0 million voluntary contribution to the Plan in 2010. No contributions were made in either 2009 or 2008, and we do not anticipate making any contributions during 2011.

Estimated future benefit payments for the next ten years under the Plan, the postretirement healthcare plan and the SERP are as follows:

	Defined Benefit	Postretirement
	Pension Plan	Healthcare Plans	SERP

2011	$40.0	$0.2	$0.3
2012	20.0	0.2	0.3
2013	21.3	0.2	0.3
2014	22.3	0.2	0.3
2015	23.0	0.2	0.3
2016 through 2020	125.2	1.3	5.2

The following table summarizes our target asset allocation for 2011 and actual asset allocation at December 31, 2010 and 2009 for our defined benefit pension plan:

		2010	2009
	Target	Actual	Actual
	Asset	Asset	Asset
	Allocation	Allocation	Allocation

Debt securities	60%	57%	48%
Equity securities	40	42	51
Cash	-	1	1

Total	100%	100%	100%

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

•	Money market accounts are valued at the net asset value of shares held by the Plan at year end. These investments are classified as Level 2 investments.

•	Registered Investment Companies are mutual funds and other commingled funds registered with the Securities and Exchange Commission. Mutual funds are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments. Other registered commingled funds are not publicly traded, but underlying assets (stocks and bonds) held in these funds are traded on active markets and the prices for these assets are readily observable. Holdings in other registered commingled funds are classified as Level 2 investments.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•	Limited partnerships invest in privately-held companies or privately held real estate assets. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on property appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnership interests are classified as Level 3 investments.

The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2010 and 2009:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Total as of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Money market account	$4.6	$-	$4.6	$-
Registered Investment Companies	358.8	151.9	206.9	-
Limited partnerships	0.5	-	-	0.5

Total assets	$363.9	$151.9	$211.5	$0.5

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Total as of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Money market account	$1.8	$-	$1.8	$-
Registered Investment Companies	330.9	215.8	115.1	-
Limited partnerships	0.6	-	-	0.6

Total assets	$333.3	$215.8	$116.9	$0.6

The following table summarizes the changes in the fair value of the Plan’s investment in Level 3 assets for the year ended December 31, 2010:

Limited
Partnerships
(Level 3)

Balance, beginning of the year	$0.6
Purchases, sales, issuances and settlements, (net)	(0.1)

Balance, end of the year	$0.5

Defined Contribution Plans

We maintain the Republic Services 401(k) Plan (401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the provisions of the 401(k) Plan, participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

In conjunction with the Allied acquisition, we acquired the Allied 401(k) Plan. Participants in the Allied 401(k) Plan are eligible for the same employer matching contribution as those under the 401(k) Plan effective January 1, 2009. Effective July 1, 2009, the 401(k) Plan and the Allied 401(k) Plan were merged to form the Republic Services, Inc. 401(k) Plan.

Total expense recorded for matching 401(k) contributions in 2010, 2009 and 2008 was $32.8 million, $30.5 million and $16.8 million, respectively.

Employee Stock Purchase Plan

Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase the Company’s common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2010, 2009 and 2008, issuances under this plan totaled 123,523 shares, 49,918 shares and 84,918 shares, respectively. At December 31, 2010, shares reserved for issuance to employees under this plan totaled 1.3 million and Republic held employee contributions of approximately $0.9 million for the purchase of common stock.

Incentive Compensation Plans

Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, earnings per share and return on invested capital to measure performance. In addition, in connection with the Allied acquisition, our board of directors has approved a synergy incentive plan that provides compensation that depends on our achieving targeted synergies of approximately $150 million by the end of 2010. Incentive awards are payable in cash.

12.	STOCKHOLDERS’ EQUITY

From 2000 through 2008, our board of directors authorized the repurchase of up to $2.6 billion of our common stock. As of December 31, 2008, we had paid $2.3 billion to repurchase 82.6 million shares of our common stock, of which 4.6 million shares were acquired during the year ended December 31, 2008 for $138.4 million. During the second quarter of 2008, we suspended our share repurchase program as a result of the pending Allied acquisition.

In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock. As of December 31, 2010, we used $41.1 million under the program to repurchase 1.4 million shares at an average cost per share of $28.46. We expect to use the remaining funds in this program to repurchase shares during 2011.

We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Cash dividends declared were $298.8 million, $288.7 million and $168.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we recorded a quarterly dividend payable of $76.7 million to stockholders of record at the close of business on January 3, 2011.

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

options, unvested restricted stock awards and unvested restricted stock units. In computing diluted earnings per share, we utilize the treasury stock method.

Earnings per share for the years ended December 31, 2010, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	2010	2009	2008

Basic earnings per share:
Net income attributable to Republic Services, Inc.	$506,500	$495,000	$73,800

Weighted average common shares outstanding	382,985	379,749	196,703

Basic earnings per share	$1.32	$1.30	$0.38

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$506,500	$495,000	$73,800

Weighted average common shares outstanding	382,985	379,749	196,703
Effect of dilutive securities:
Options to purchase common stock	1,895	1,172	1,646
Unvested restricted stock awards and restricted stock units	231	40	2

Weighted average common and common equivalent shares outstanding	385,111	380,961	198,351

Diluted earnings per share	$1.32	$1.30	$0.37

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	2,825	9,836	2,179

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.	SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the respective years ended December 31, 2010, 2009 and 2008 is shown in the following table:

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets

2010:
Eastern	$2,429.3	$(353.8)	$2,075.5	$205.5	$488.4	$175.3	$4,437.1
Midwestern	2,167.4	(400.5)	1,766.9	203.6	402.0	210.7	3,718.0
Southern	2,289.0	(311.7)	1,977.3	221.5	482.8	190.4	4,869.7
Western	2,684.6	(496.0)	2,188.6	218.2	521.2	222.3	5,518.5
Corporate entities	115.7	(17.4)	98.3	65.4	(355.3)	(4.0)	918.6

Total	$9,686.0	$(1,579.4)	$8,106.6	$914.2	$1,539.1	$794.7	$19,461.9

2009:
Eastern	$2,485.9	$(370.9)	$2,115.0	$214.3	$483.0	$199.1	$4,495.1
Midwestern	2,185.4	(408.4)	1,777.0	225.9	367.3	208.7	3,605.9
Southern	2,371.7	(325.5)	2,046.2	233.1	522.9	168.5	4,867.6
Western	2,652.4	(482.4)	2,170.0	234.9	582.0	180.5	5,461.2
Corporate entities	123.6	(32.7)	90.9	50.3	(365.4)	69.5	1,110.5

Total	$9,819.0	$(1,619.9)	$8,199.1	$958.5	$1,589.8	$826.3	$19,540.3

2008:
Eastern	$1,144.4	$(154.5)	$989.9	$95.1	$(2.0)	$95.7	$4,608.5
Midwestern	965.0	(193.3)	771.7	96.8	127.6	86.7	4,222.8
Southern	1,095.7	(125.5)	970.2	94.8	184.8	120.2	4,951.4
Western	1,161.1	(218.5)	942.6	79.7	155.1	75.6	5,705.4
Corporate entities	13.8	(3.1)	10.7	11.6	(182.3)	8.7	433.3

Total	$4,380.0	$(694.9)	$3,685.1	$378.0	$283.2	$386.9	$19,921.4

Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

Depreciation, amortization, depletion and accretion includes net decreases in amortization expense of $10.2 and $5.1 million recorded during 2010 and 2009, respectively, and a net increase of $0.6 million in 2008, related to changes in estimates and assumptions concerning the cost and timing of future final capping, closure and post-closure activities.

The following items are included in the above segment information:

•	Eastern Region. For the year ended December 31, 2010, operating income includes a $15.0 million loss from the disposition of assets. For the year ended December 31, 2009, operating income includes a $4.0 million net gain from the disposition of assets and $12.0 million of insurance proceeds related to remediation costs at the Countywide facility. For the year ended December 31, 2008, operating loss includes a $99.9 million charge for environmental conditions and a $75.9 million charge related to the anticipated loss of permitted airspace at the Countywide facility.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•	Midwestern Region. For the year ended December 31, 2010, operating income includes a $9.3 million net gain from the disposition of assets. For the year ended December 31, 2009, operating income includes a $27.1 million net gain from the disposition of assets.

•	Southern Region. For the year ended December 31, 2009, operating income includes a $29.8 million net gain from the disposition of assets.

•	Western Region. For the year ended December 31, 2009, operating income includes an $88.1 million net gain from the disposition of assets and remediation charges totaling $5.2 million related to environmental conditions at our closed disposal facility in California. For the year ended December 31, 2008, operating income includes charges totaling $55.9 million, consisting of $34.0 million at the Sunrise landfill and $21.9 million at our closed disposal facility in California for environmental conditions at each of these locations.

•	Corporate Entities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts and other typical administrative functions. For the year ended December 31, 2010, operating income includes an impairment loss of $14.4 million related to certain long-lived assets that are held and used. Included in our gain (loss) on disposition of assets and impairments, net for the year ended December 31, 2009 are transaction related expenses of $8.2 million from the disposition of assets in the other segments and a $3.7 million charge for the asset impairment associated with our former corporate office in Florida. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

The following table shows our total reported revenue by service line for the respective years ended December 31. Intercompany revenue has been eliminated.

	2010		2009		2008

Collection:
Residential	$2,173.9	26.8%	$2,187.0	26.7%	$966.0	26.2%
Commercial	2,486.8	30.7	2,553.4	31.1	1,161.4	31.5
Industrial	1,482.9	18.3	1,541.4	18.8	711.4	19.3
Other	29.6	0.4	26.9	0.3	23.2	0.7

Total collection	6,173.2	76.2	6,308.7	76.9	2,862.0	77.7
Transfer and disposal	2,998.9		3,113.5		1,343.4
Less: Intercompany	(1,521.6)		(1,564.1)		(683.5)

Transfer and disposal, net	1,477.3	18.2	1,549.4	18.9	659.9	17.9
Sale of materials	307.1	3.8	181.2	2.2	121.1	3.3
Other non-core	149.0	1.8	159.8	2.0	42.1	1.1

Other	456.1	5.6	341.0	4.2	163.2	4.4

Total revenue	$8,106.6	100.0%	$8,199.1	100.0%	$3,685.1	100.0%

Other revenue consists primarily of sales of recycled materials and revenue from National Accounts acquired from Allied. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.	FINANCIAL INSTRUMENTS

Fuel Hedges

We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

The following fuel hedges were outstanding during 2010 and 2009:

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

The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at December 31, 2010 and 2009 were current assets of $1.6 million and $3.2 million, respectively, and current liabilities of $1.9 million and $4.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2010 and 2009, net of tax, of $0.2 million and $1.0 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2010, 2009 and 2008 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income. Realized (losses) gains of $(2.0) million, $(7.3) million and $5.9 million related to these fuel hedges are included in cost of operations in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, respectively.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the years ended December 31, 2010, 2009 and 2008:

Amount of Gain
or (Loss)
Recognized in
Income on
	Amount of								Derivative
	Gain								(Ineffective
	or (Loss)							Location of Gain	Portion
	Recognized in							(Loss) Recognized	and
	OCI on				Amount of			in Income on	Amount Excluded
	Derivatives				Realized Gain			Derivative	from
	(Effective				or			(Ineffective Portion	Effectiveness
Derivatives in	Portion)				(Loss)			and Amount	Testing)
Cash Flow	Year Ended			Statement of	Year Ended			Excluded from	Year Ended
Hedging	December 31,			Income	December 31,			Effectiveness	December 31,
Relationships	2010	2009	2008	Classification	2010	2009	2008	Testing)	2010	2009	2008

Fuel hedges	$0.8	$6.1	$(13.9)	Cost of operations	$(2.0)	$(7.3)	$5.9	Other income, net	$-	$0.2	$(0.5)

Recycling Commodity Hedges

Our revenue from sale of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to the forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted commodity sales (commodity hedges).

The following commodity swaps were outstanding during 2010 and 2009:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton

May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	$105.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	102.00
May 16, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
May 16, 2008	January 1, 2009	December 31, 2010	OCC	1,000	103.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	106.00
April 28, 2008	January 1, 2009	December 31, 2010	OCC	1,000	110.00
April 28, 2008	January 1, 2009	December 31, 2010	ONP	1,000	103.00
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
September 23, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
September 28, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	115.00

If the price per short ton of the hedging instrument (average price) as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

price (multiplied by the notional short tons) from the counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the difference to the counter-party.

The fair values of our commodity swaps are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy).

On December 8, 2010, we entered into a two-year costless collar agreement on forecasted sales of 10,000 short tons of OCC a month. The agreement involves combining a purchased put option giving us the right to sell 10,000 short tons of OCC monthly for 24 months at an established floor strike price with a written call option obligating us to deliver 10,000 short tons of OCC monthly for 24 months at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents a costless collar. Under the agreement, no payment would be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty would be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of this agreement is to reduce the variability of the cash flows of the forecasted sales of OCC between two designated strike prices.

The following costless collar hedges were outstanding at December 31, 2010:

					Floor	Cap
				Notional Amount	Strike Price	Strike Price
			Transaction	(in Short Tons	Per Short	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton	Ton

December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are obtained from the third-party counter-party and are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).

The aggregated fair values of the outstanding commodity hedges at December 31, 2010 and 2009 were current assets of $1.9 million and $1.8 million, respectively, and current liabilities of $6.5 million and $0.8 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values of our commodity hedges as of December 31, 2010 and 2009, net of tax, of $(2.6) million and $0.6 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. The ineffective portions of the changes in fair values as of December 31, 2010 and 2009 were immaterial and have been recorded in other income (expense), net in our consolidated statements of income.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the years ended December 31, 2010, 2009 and 2008:

Amount of Gain
or (Loss)
Recognized in
Income on
Amount of	Derivative
Gain	(Ineffective
or (Loss)	Location of Gain	Portion
Recognized in	(Loss) Recognized	and
OCI on	Amount of	in Income on	Amount Excluded
Derivatives	Realized	Derivative	from
(Effective	Gain or	(Ineffective Portion	Effectiveness
Derivatives in	Portion)	(Loss)	and Amount	Testing)
Cash Flow	Year Ended	Statement of	Year Ended	Excluded from	Year Ended
Hedging	December 31,	Income	December 31,	Effectiveness	December 31,
Relationships	2010	2009	2008	Classification	2010	2009	2008	Testing)	2010	2009	2008

Recycling commodity hedges	$(3.2)	$(4.7)	$5.3	Revenue	$(2.6)	$5.1	$-	Other income, net	$(0.1)	$(0.1)	$0.2

Fair Value Measurements

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). Also, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of December 31, 2010 and 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Total as of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Restricted cash and marketable securities	$172.8	$172.8	$-	$-
Fuel hedges - other current assets	1.6	-	1.6	-
Commodity hedges - other current assets	1.9	-	1.9	-
Interest rate swaps - other non-trade receivables	5.2	-	5.2	-

Total assets	$181.5	$172.8	$8.7	$-

Liabilities:
Fuel hedges - other accrued liabilities	$1.9	$-	$1.9	$-
Commodity hedges - other accrued liabilities	6.5	-	6.5	-

Total liabilities	$8.4	$-	$8.4	$-

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Restricted cash and marketable securities	$240.5	$240.5	$-	$-
Fuel hedges - other current assets	3.2	-	3.2	-
Commodity hedges - other current assets	1.8	-	1.8	-
Interest rate swaps - other assets	9.9	-	9.9	-

Total assets	$255.4	$240.5	$14.9	$-

Liabilities:
Fuel hedges - other accrued liabilities	$4.9	$-	$4.9	$-
Commodity hedges - other accrued liabilities	0.8	-	0.8	-

Total liabilities	$5.7	$-	$5.7	$-

16.	COMMITMENTS AND CONTINGENCIES

General Legal Proceedings

We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below or in Note 10, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities-Self-Insurance Reserves; (ii) tax-related matters, which are discussed in Note 10, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $113 million relating to our outstanding legal proceedings as of December 31, 2010, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $121 million higher than the amount recorded as of December 31, 2010.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Countywide Matters

In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2010 is $68.4 million, of which $7.1 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $59 million to $81 million.

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

Litigation Related to Fuel and Environmental Fees

On July 8, 2009, CLN Properties, Inc. and Maevers Management Company, Inc. filed a complaint against Republic Services, Inc. and Allied Waste Industries, Inc. in the United States District Court in Arizona, in which plaintiffs complain about fuel recovery fees and environmental recovery fees. The complaint purports to

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

be filed on behalf of a nationwide class of similarly situated plaintiffs. The complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. The District Court denied plaintiffs’ motion for class certification on December 13, 2010. Plaintiffs filed a motion for reconsideration of that ruling, which the District Court also denied. Plaintiffs have not filed a timely interlocutory appeal, but could file an appeal after any judgment in this case. Based on the strength of the District Court’s opinion and the small amounts at issue with respect to the 10 remaining plaintiffs, we will no longer report on this case after this Form 10-K.

On July 23, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel/environmental recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery is underway. Plaintiff’s deadline for moving for class certification is August 12, 2011.

The plaintiffs in both actions have not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that these matters will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in both lawsuits.

Contracting Matter

We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in one of our markets. We reported the discovery to, and expect further discussions with, law enforcement authorities and other authorities. Such non-compliance could result in payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or markets. Based on the information currently available to us, including our expectation that our self-disclosure will be viewed favorably by the applicable authorities, we presently believe that the resolution of the matter, while it may have a material impact on our results of operations or cash flows in the period in which it is recognized or paid, will not have a material adverse effect on our consolidated financial position.

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

In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2010 is $82.6 million, of which $8.4 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $46 million to $146 million.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,300 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and briefing is complete. The parties have held one mediation session and expect to continue that session in April 2011. If the mediation is not successful, we intend to continue to defend this lawsuit vigorously.

Lease Commitments

We and our subsidiaries lease real property, equipment and software under various operating leases with terms from one month to twenty years. Rent expense during the years ended December 31, 2010, 2009 and 2008 was $51.6 million, $60.1 million and $19.3 million, respectively.

Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year at December 31, 2010 are as follows:

2011	$34.6
2012	25.3
2013	20.5
2014	16.6
2015	14.2
Thereafter	65.0

$176.2

Unconditional Purchase Commitments

Royalties

We have entered into agreements to pay royalties to prior landowners, lessors or host communities, based on waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfills.

Disposal Agreements

We have several agreements expiring at various dates through 2029 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.

Future minimum payments under unconditional purchase commitments, consisting primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements, and take-or-pay and

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

put-or-pay agreements, and (ii) other obligations including committed capital expenditures and consulting service agreements at December 31, 2010 are as follows:

2011	$219.8
2012	93.5
2013	70.4
2014	57.0
2015	25.6
Thereafter	257.7

$724.0

Restricted Cash and Other Financial Guarantees

We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and our performance under certain collection, landfill and transfer station contracts. We satisfy our financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our self-insurance program and collateral for certain performance obligations.

We had the following financial instruments and collateral in place to secure our financial assurances at December 31:

	2010	2009

Letters of credit	$1,077.0	$1,673.5
Surety bonds	2,622.3	2,211.0

The letters of credit utilize $1,037.5 million and $1,634.0 million as of December 31, 2010 and 2009, respectively, of availability under our Credit Facilities. Surety bonds expire on various dates through 2038.

These financial instruments are issued in the normal course of business and are not debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and self-insurance reserves as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

Our restricted cash deposits include, among other things, restricted cash held for capital expenditures under certain debt facilities, and restricted cash pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

at December 31. The following table summarizes our restricted cash and marketable securities as of December 31:

	2010	2009

Financing proceeds	$39.8	$93.1
Capping, closure and post-closure obligations	61.8	62.4
Self-insurance	63.8	65.1
Other	7.4	19.9

Total restricted cash and marketable securities	$172.8	$240.5

We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee had written surety bonds for us relating to our landfill operations for capping, closure and post-closure, of which $855.0 million and $775.2 million were outstanding as of December 31, 2010 and 2009, respectively. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $45.0 million and $67.4 million as of December 31, 2010 and 2009, respectively.

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

We have entered into agreements with property owners to guarantee the value of property that is adjacent to certain of our landfills. These agreements have varying terms. We do not believe that these contingent obligations will have a material effect on our consolidated financial position, results of operations or cash flows.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2010 and 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010:
Revenue	$1,957.7	$2,066.4	$2,061.7	$2,020.8
Operating income	381.3	400.8	367.6	389.4
Net income	65.2	159.9	134.5	147.9
Net income attributable to Republic Services, Inc.	65.0	159.7	134.2	147.6
Diluted earnings per common share	0.17	0.42	0.35	0.38

2009:
Revenue	$2,060.5	$2,066.1	$2,073.5	$1,999.0
Operating income (loss)	353.0	520.7	386.9	329.2
Net income (loss)	113.4	226.2	121.0	35.9
Net income attributable to Republic Services, Inc.	113.0	225.9	120.5	35.6
Diluted earnings per common share	0.30	0.59	0.32	0.09

During 2010 and 2009, we recorded a number of gains, charges (recoveries) and expenses that impacted our net income during each of the quarters as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2010:
Loss on extinguishment of debt	$132.3	$-	$19.4	$9.1	$160.8
Costs to achieve synergies	9.1	8.5	7.4	8.3	33.3
Restructuring charges	5.6	1.4	2.6	1.8	11.4
Loss (gain) on disposition of assets and impairments, net	0.5	1.1	25.5	(8.0)	19.1

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2009:
Loss on extinguishment of debt	$-	$-	$31.8	$102.3	$134.1
Costs to achieve synergies	12.9	10.1	8.9	9.9	41.8
Restructuring charges	31.3	12.3	12.3	7.3	63.2
Remediation (recoveries) charges	-	-	(8.9)	2.1	(6.8)
Loss (gain) on disposition of assets and impairments, net	$4.9	$(150.1)	$0.9	$7.3	$(137.0)

Costs to achieve synergies relate to those incremental costs incurred primarily for our synergy incentive plan as well as other integration costs. We also recorded losses on early extinguishment of debt associated with premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchases.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are the primary obligor under certain of the Senior Notes issued by us. However, we have no independent assets or operations, and therefore substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of December 31, 2010 and 2009, and condensed consolidating statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$14.5	$71.1	$2.7	$-	$88.3
Accounts receivable, net	-	800.6	28.3	-	828.9
Prepaid expenses and other current assets	112.0	74.8	20.6	-	207.4
Deferred tax assets	111.2	-	10.3	-	121.5

Total current assets	237.7	946.5	61.9	-	1,246.1
Restricted cash and marketable securities	39.8	47.0	86.0	-	172.8
Property and equipment, net	47.2	6,280.6	370.7	-	6,698.5
Goodwill, net	-	10,655.3	-	-	10,655.3
Other intangible assets, net	21.8	429.5	-	-	451.3
Investment and net advances to affiliate	13,513.9	40.9	149.1	(13,703.9)	-
Other assets	88.2	94.7	55.0	-	237.9

Total assets	$13,948.6	$18,494.5	$722.7	$(13,703.9)	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.7	$500.2	$16.6	$-	$606.5
Notes payable and current maturities of long-term debt	392.2	484.5	1.8	-	878.5
Deferred revenue	-	291.6	3.5	-	295.1
Accrued landfill and environmental costs, current portion	-	182.0	-	-	182.0
Accrued interest	61.4	31.7	-	-	93.1
Other accrued liabilities	222.3	200.5	198.5	-	621.3

Total current liabilities	765.6	1,690.5	220.4	-	2,676.5
Long-term debt, net of current maturities	4,090.8	1,760.0	14.3	-	5,865.1
Accrued landfill and environmental costs, net of current portion	-	1,148.1	268.5	-	1,416.6
Deferred income taxes and other long-term tax liabilities	1,053.3	-	(8.5)	-	1,044.8
Self-insurance reserves, net of current portion	-	97.7	206.8	-	304.5
Other long-term liabilities	192.4	58.6	54.5	-	305.5
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	-	-	-	4.0
Other equity	7,842.5	13,739.6	(35.7)	(13,703.9)	7,842.5

Total Republic Services, Inc. stockholders’ equity	7,846.5	13,739.6	(35.7)	(13,703.9)	7,846.5
Noncontrolling interests	-	-	2.4	-	2.4

Total stockholders’ equity	7,846.5	13,739.6	(33.3)	(13,703.9)	7,848.9

Total liabilities and stockholders’ equity	$13,948.6	$18,494.5	$722.7	$(13,703.9)	$19,461.9

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$-	$7,877.1	$298.5	$(69.0)	$8,106.6
Expenses:
Cost of operations	3.1	4,607.2	223.5	(69.0)	4,764.8
Depreciation, amortization and depletion	21.6	796.9	15.2	-	833.7
Accretion	-	38.1	42.4	-	80.5
Selling, general and administrative	198.5	645.1	14.4	-	858.0
(Gain) loss on disposition of assets and impairments, net	1.6	17.5	-	-	19.1
Restructuring charges	-	11.4	-	-	11.4

Operating (loss) income	(224.8)	1,760.9	3.0	-	1,539.1
Interest expense	(207.7)	(300.6)	0.9	-	(507.4)
Loss on extinguishment of debt	(4.7)	(155.9)	(0.2)	-	(160.8)
Interest income	(6.3)	(5.1)	12.1	-	0.7
Other (expense) income, net	(7.5)	12.6	0.3	-	5.4
Equity in earnings of subsidiaries, net of tax	437.2	21.0	3.4	(461.6)	-
Intercompany interest income (expense)	569.6	(626.1)	56.5	-	-

Income before income taxes	555.8	706.8	76.0	(461.6)	877.0
Provision for income taxes	49.3	292.2	28.0	-	369.5

Net income	506.5	414.6	48.0	(461.6)	507.5
Less: net income attributable to noncontrolling interests	-	-	(1.0)	-	(1.0)

Net income attributable to Republic Services, Inc.	$506.5	$414.6	$47.0	$(461.6)	$506.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	-	7,932.6	340.1	(73.6)	8,199.1
Expenses:
Cost of operations	3.8	4,689.9	224.1	(73.6)	4,844.2
Depreciation, amortization and depletion	14.6	834.8	20.3	-	869.7
Accretion	0.1	30.1	58.6	-	88.8
Selling, general and administrative	184.9	681.5	14.0	-	880.4
(Gain) loss on disposition of assets and impairments, net	12.0	(149.0)	-	-	(137.0)
Restructuring charges	-	63.2	-	-	63.2

Operating (loss) income	(215.4)	1,782.1	23.1	-	1,589.8
Interest expense	(99.7)	(493.8)	(2.4)	-	(595.9)
Loss on extinguishment of debt	(7.0)	(127.1)	-	-	(134.1)
Interest income	(2.4)	(2.1)	6.5	-	2.0
Other (expense) income, net	(0.7)	1.9	2.0	-	3.2
Equity in earnings of subsidiaries, net of tax	453.4	56.4	6.0	(515.8)	-
Intercompany interest income (expense)	514.0	(588.3)	74.3	-	-

Income before income taxes	642.2	629.1	109.5	(515.8)	865.0
Provision for income taxes	147.2	183.0	38.3	-	368.5

Net income	495.0	446.1	71.2	(515.8)	496.5
Less: net income attributable to noncontrolling interests	-	(1.5)	-	-	(1.5)

Net income attributable to Republic Services, Inc.	$495.0	$444.6	$71.2	$(515.8)	$495.0

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

	Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$-	$3,590.7	$99.9	$(5.5)	$3,685.1
Expenses:
Cost of operations	7.6	2,332.5	82.1	(5.5)	2,416.7
Depreciation, amortization and depletion	7.4	342.3	4.4	-	354.1
Accretion	-	19.7	4.2	-	23.9
Selling, general and administrative	135.2	294.8	4.7	-	434.7
(Gain) loss on disposition of assets and impairments, net	5.7	84.1	-	-	89.8
Restructuring charges	-	82.7	-	-	82.7

Operating (loss) income	(155.9)	434.6	4.5	-	283.2
Interest expense	(93.2)	(42.8)	4.1	-	(131.9)
Loss on extinguishment of debt	-	-	-	-	-
Interest income	4.0	4.3	1.3	-	9.6
Other (expense) income, net	(0.6)	(1.0)	-	-	(1.6)
Equity in earnings of subsidiaries, net of tax	258.5	3.0	(2.5)	(259.0)	-
Intercompany interest income (expense)	-	(7.4)	7.4	-	-

Income before income taxes	12.8	390.7	14.8	(259.0)	159.3
Provision for income taxes	(61.0)	140.1	6.3	-	85.4

Net income	73.8	250.6	8.5	(259.0)	73.9
Less: net income attributable to noncontrolling interests	-	(0.1)	-	-	(0.1)

Net income attributable to Republic Services, Inc.	$73.8	$250.5	$8.5	$(259.0)	$73.8

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash provided by (used in) operating activities:
Net income	$506.5	$414.6	$48.0	$(461.6)	$507.5
Equity in earnings of subsidiaries, net of taxes	(437.2)	(21.0)	(3.4)	461.6	-
Other adjustments	291.8	660.1	(25.7)	-	926.2

Cash provided by (used in) operating activities	361.1	1,053.7	18.9	-	1,433.7

Cash (used in) provided by investing activities:
Purchases of property and equipment	-	(771.1)	(23.6)	-	(794.7)
Proceeds from sales of property and equipment	-	37.4	-	-	37.4
Cash used in acquisitions and development projects, net of cash acquired	-	(58.9)	-	-	(58.9)
Cash proceeds from divestitures, net of cash divested	-	60.0	-	-	60.0
Change in restricted cash and marketable securities	27.9	37.0	1.4	-	66.3
Other	-	(0.6)	-	-	(0.6)
Change in investment and net advances to affiliate	(1,449.0)	(300.0)	-	1,749.0	-

Cash (used in) provided by investing activities	(1,421.1)	(996.2)	(22.2)	1,749.0	(690.5)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	1,193.5	-	-	-	1,193.5
Proceeds from issuance of senior notes, net of discount	1,499.4	-	-	-	1,499.4
Payments of notes payable and long-term debt	(1,446.3)	(1,342.4)	(301.6)	-	(3,090.3)
Premiums paid on extinguishment of debt	-	(30.4)	-	-	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(26.2)	-	-	-	(26.2)
Issuances of common stock	86.5	-	-	-	86.5
Excess income tax benefit from stock option exercises	3.5	-	-	-	3.5
Purchases of common stock for treasury	(43.1)	-	-	-	(43.1)
Cash dividends paid	(294.6)	-	-	-	(294.6)
Distributions paid to noncontrolling interests	-	-	(1.2)	-	(1.2)
Change in investment and net advances from parent	-	1,449.0	300.0	(1,749.0)	-

Cash provided by (used in) financing activities	972.7	76.2	(2.8)	(1,749.0)	(702.9)

Increase (decrease) in cash and cash equivalents	(87.3)	133.7	(6.1)	-	40.3
Cash and cash equivalents at beginning of period	101.8	(62.6)	8.8	-	48.0

Cash and cash equivalents at end of period	$14.5	$71.1	$2.7	$-	$88.3

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash provided by (used in) operating activities:
Net income	$495.0	446.1	$71.2	$(515.8)	$496.5
Equity in earnings of subsidiaries, net of taxes	(453.4)	(56.4)	(6.0)	515.8	-
Other adjustments	72.2	779.7	48.1	-	900.0

Cash provided by (used in) operating activities	113.8	1,169.4	113.3	-	1,396.5

Cash provided by (used in) investing activities:
Purchases of property and equipment	(15.0)	(790.7)	(20.6)	-	(826.3)
Proceeds from sales of property and equipment	-	31.8	-	-	31.8
Cash used in acquisitions, net of cash acquired	-	(0.1)	-	-	(0.1)
Cash proceeds from divestitures, net of cash divested	-	511.1	-	-	511.1
Change in restricted cash and marketable securities	28.4	17.4	(4.2)	-	41.6
Other	-	(0.6)	-	-	(0.6)
Change in investment and net advances to affiliate	(483.8)	(8.0)	-	491.8	-

Cash provided by (used in) investing activities	(470.4)	(239.1)	(24.8)	491.8	(242.5)

Cash (used in) provided by financing activities:
Proceeds from notes payable and long-term debt	1,378.6	-	94.0	-	1,472.6
Proceeds from issuance of senior notes, net of discount	1,245.4	-	-	-	1,245.4
Payments of notes payable and long-term debt	(1,969.3)	(1,420.6)	(194.0)	-	(3,583.9)
Premiums paid on extinguishment of debt	(4.4)	(42.9)	-	-	(47.3)
Fees paid to issue and retire senior notes and certain hedging relationships	(11.9)	(2.4)	-	-	(14.3)
Issuances of common stock	39.6	-	-	-	39.6
Excess income tax benefit from stock option exercises	2.5	-	-	-	2.5
Purchases of common stock for treasury	(1.0)	-	-	-	(1.0)
Cash dividends paid	(288.3)	-	-	-	(288.3)
Change in investment and net advances from parent	-	483.8	8.0	(491.8)	-

Cash (used in) provided by financing activities	391.2	(982.1)	(92.0)	(491.8)	(1,174.7)

Increase (decrease) in cash and cash equivalents	34.6	(51.8)	(3.5)	-	(20.7)
Cash and cash equivalents at beginning of period	67.2	(10.8)	12.3	-	68.7
Cash and cash equivalents at end of period	$101.8	$(62.6)	$8.8	$-	$48.0

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used in) provided by operating activities:
Net income	$73.8	$250.6	$8.5	$(259.0)	$73.9
Equity in earnings of subsidiaries, net of taxes	(258.5)	(3.0)	2.5	259.0	-
Other adjustments	(18.9)	589.6	(132.4)	-	438.3

Cash (used in) provided by operating activities	(203.6)	837.2	(121.4)	-	512.2

Cash provided by (used in) investing activities:
Purchases of property and equipment	(4.0)	(379.1)	(3.8)	-	(386.9)
Proceeds from sales of property and equipment	-	8.2	-	-	8.2
Cash used in acquisitions, net of cash acquired	-	(553.8)	-	-	(553.8)
Cash proceeds from divestitures, net of cash divested	-	3.3	-	-	3.3
Change in restricted cash and marketable securities	(0.2)	3.7	(8.8)	-	(5.3)
Other	-	(0.2)	-	-	(0.2)
Change in investment and net advances to affiliate	(213.0)	(146.5)	-	359.5	-

Cash provided by (used in) investing activities	(217.2)	(1,064.4)	(12.6)	359.5	(934.7)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	1,453.4	-	-	-	1,453.4
Payments of notes payable and long-term debt	(740.6)	-	-	-	(740.6)
Issuances of common stock	24.6	-	-	-	24.6
Excess income tax benefit from stock option exercises	4.5	-	-	-	4.5
Payment for deferred stock units	(4.0)	-	-	-	(4.0)
Equity issuance costs	(1.8)	-	-	-	(1.8)
Purchases of common stock for treasury	(138.4)	-	-	-	(138.4)
Cash dividends paid	(128.3)	-	-	-	(128.3)
Change in investment and net advances from parent	-	213.0	146.5	(359.5)	-

Cash provided by (used in) financing activities	469.4	213.0	146.5	(359.5)	469.4

Increase (decrease) in cash and cash equivalents	48.6	(14.2)	12.5	-	46.9
Cash and cash equivalents at beginning of period	18.6	3.4	(0.2)	-	21.8
Cash and cash equivalents at end of period	$67.2	$(10.8)	$12.3	$-	$68.7

19.	SUBSEQUENT EVENTS

Subsequent to December 31, 2010, we: (i) entered into certain interest rate locks with an aggregate notional amount in excess of $550.0 million to manage exposure to fluctuations in interest rates in anticipation of a planned issuance of senior notes in the first half of 2011 and (ii) financed the maturity of our $262.9 million 5.750% senior notes with proceeds from our Credit Facilities.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on the specified criteria.

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

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

The following table sets forth certain information regarding equity compensation plans as of December 31, 2010 (number of securities in millions):

Number of
Securities
Remaining
Available
	Number of		for Future Issuance
	Securities		Under Equity
	to be	Weighted Average	Compensation
	Issued Upon	Exercise Price of	Plans (excluding
	Exercise of	Outstanding	securities
	Outstanding Options	Options	reflected in
Plan Category	and Rights (b)	and Rights (c)	the first column) (d)

Equity compensation plans approved by security holders (a)	14.5	$24.98	20.5
Equity compensation plans not approved by security holders	-	-	-

Total	14.5	$24.98	20.5

(a)	Includes our Amended and Restated 1998 Stock Incentive Plan, 2006 Incentive Stock Plan and 2007 Stock Incentive Plan (the Plans). Also includes our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 13,638,111 stock options, 849,250 shares underlying restricted stock and restricted stock units, and 31,374 shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock and restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 19,182,511 shares under our Plans and 1,354,862 shares under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of June 22, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 23, 2008).
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 6, 2008).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 5, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated January 10, 2011).

Exhibit
Number	Description

4.1	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).
4.2	Indenture, dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.3	First Supplemental Indenture, dated as of August 15, 2001, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank Of New York, as trustee, including the form of 6.75% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 16, 2001).
4.4	Second Supplemental Indenture, dated as of March 21, 2005, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of 6.086% Notes due 2035 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
4.5	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of August 15, 2001, by and among Republic Services, Inc., Allied Waste Industries, Inc., the guarantors party thereto and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.6	Indenture, dated as of September 8, 2009, by and between Republic Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.7	First Supplemental Indenture, dated as of September 8, 2009, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2009).
4.8	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.9	First Supplemental Indenture, dated as of November 25, 2009, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.25% Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.10	Second Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.00% Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.11	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).

Exhibit
Number	Description

4.12	Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America N.A., as administrative agent, and the several financial institutions party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2007).
4.13	Amendment No. 1, dated as of September 18, 2008, to the Amended and Restated Credit Agreement dated as of April 26, 2007, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and each of the lenders signatory thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 24, 2008).
4.14	Amendment No. 2, dated as of April 27, 2010, to the Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.15	Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
4.16	Amendment No. 1, dated as of April 27, 2010, to the Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.17	Letter Agreement, dated as of December 2, 2008, by and among Republic Services, Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.18	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).
4.19	First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).
4.20	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.21	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).

Exhibit
Number	Description

4.22	Senior Indenture, dated as of December 23, 1998, by and among Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allied’s Registration Statement on Form S-4 (No. 333-70709)).
4.23	Eleventh Supplemental Indenture, dated as of November 10, 2003, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.5 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.24	Twelfth Supplemental Indenture, dated as of January 27, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 5 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 10.58 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.25	Fifteenth Supplemental Indenture, dated as of April 20, 2004, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.23 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4.26	Seventeenth Supplemental Indenture, dated as of May 17, 2006, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.27	Eighteenth Supplemental Indenture, dated as of March 12, 2007, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 7/8% Senior Notes due 2017 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 13, 2007).
4.28	Nineteenth Supplemental Indenture, dated as of December 2, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.29	Twentieth Supplemental Indenture, dated as of December 5, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.30	Twenty-First Supplemental Indenture, dated as of December 15, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 19, 2008).

Exhibit
Number		Description

4.31		Registration Rights Agreement, dated as of November 10, 2003, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $350.0 million aggregate principal amount of 6 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
4.32		Registration Rights Agreement, dated as of April 20, 2004, by and among Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $275.0 million aggregate principal amount of 6 3/8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.20 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
4.33		Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and the initial purchasers, relating to $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.02 of Allied’s Current Report on Form 8-K dated May 17, 2006).
4.34		The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.
10	.1+	Republic Services, Inc. 1998 Stock Incentive Plan, as amended and restated March 6, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10	.2+	Form of Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.3+	Form of Director Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.4+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (1-year vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.5+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (4-year vesting) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.6+	Form of Non-Employee Director Stock Unit Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.7+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10	.8+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.9+	Form of Stock Option Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.10+	Form of Restricted Stock Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
Number		Description

10	.11+	Form of Non-Employee Director Restricted Stock Units Agreement (3-year vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.12+	Form of Non-Employee Director Restricted Stock Units Agreement (immediate vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.13+	Form of Restricted Stock Unit Award Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 4, 2010).
10	.14+	Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.15+	First Amendment, effective January 30, 2007, to the Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.16+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the Commission on October 27, 2010).
10	.17+*	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011.
10	.18+	Republic Services, Inc. Executive Incentive Plan, effective May 14, 2009 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).
10	.19+	Republic Services, Inc. Synergy Incentive Plan, effective May 14, 2009 (under the Republic Services, Inc. Executive Incentive Plan) (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).
10	.20+	Consulting Agreement, dated as of December 3, 2008, by and between Harris W. Hudson and Republic Services, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.21+	Second Amended and Restated Employment Agreement, effective as of the effective time of the merger, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2009).
10	.22+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10	.23+	Retirement Agreement, dated June 25, 2010, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 28, 2010).
10	.24+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.25+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between Michael Cordesman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 5, 2008).

Exhibit
Number		Description

10	.26+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.27+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10	.28+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.29+	First Amendment, dated as of December 1, 2008, to the Amended and Restated Employment Agreement dated as of February 21, 2007 by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 5, 2008).
10	.30+	Consulting Agreement, dated as of December 15, 2008, by and between David A. Barclay and Republic Services, Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.31+	Executive Employment Agreement, dated as of March 2, 2007, by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.32+	First Amendment, dated as of December 31, 2008, to Executive Employment Agreement dated as of March 2, 2007 by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2009).
10	.33+	Employment Agreement, dated January 31, 2009, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 5, 2009).
10	.34+	Amended and Restated Employment Agreement, dated June 25, 2010, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 28, 2010).
10	.35+	Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc. (now superseded) (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.36+	Memorandum dated February 9, 2010, terminating Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc.( incorporated by reference to Exhibit 10.2 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.37+	Offer Letter dated August 17, 2009 to Michael Rissman from Republic Services, Inc. regarding general counsel position (incorporated by reference to Exhibit 10.3 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.38+	Non-Solicitation, Confidentiality and Arbitration Agreement, dated February 9, 2010, between Michael Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K filed on February 12, 2010).
10	.39+*	Offer Letter, dated June 28, 2010, as amended and restated December 29, 2010, by and between Kevin C. Walbridge and Republic Services, Inc.
10	.40+*	Relocation Expense Reimbursement Agreement, dated October 25, 2010, by and between Kevin C. Walbridge and Republic Services, Inc.

Exhibit
Number		Description

10	.41+	Employment Agreement, effective December 5, 2008, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K dated June 28, 2010).
10	.42+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).
10	.43+	First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.44+	Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.45+	Third Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.46+	Fourth Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.47+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.8 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.48+	First Amendment to the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, as amended and restated effective February 5, 2004 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.49+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated December 10, 2004).
10	.50+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).
10	.51+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.52+	Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10	.53+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.54+	Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number		Description

10	.55+	Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.56+	Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.57+	Form of Restricted Stock Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.58+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.59+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.60+	First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.61+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.62+	First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.63+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.64+	Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.65+	Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10	.66+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, effective August 1, 2003 (incorporated by reference to Exhibit 10.10 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10	.67+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, restated effective January 1, 2006 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated February 14, 2006).
10	.68+	Amended and Restated Schedule A, dated as of April 11, 2007, to the Allied Waste Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
Number		Description

10	.69+	Participation Agreement, effective July 1, 2006, by and between Allied Waste Industries, Inc. and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by Allied of certain goods and services (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.70		Amended and Restated Executive Employment Agreement, dated as of June 22, 2008, by and between Allied Waste Industries, Inc. and Timothy R. Donovan, as assumed by Republic Services, Inc. at the effective time of the merger (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.71+	Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10	.72+	Republic Services, Inc. Executive Separation Policy (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10	.73+	Standstill Agreement, dated November 3, 2010, by and among Republic Services, Inc., Cascade Investment, L.L.C., and the Bill & Melinda Gates Foundation Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2010).
18.1		Preferability Letter of Ernst & Young LLP (incorporated by reference to Exhibit 18.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer.
32	.2*	Section 1350 Certification of Chief Financial Officer.
101*		The following financial statements from the Republic Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) The Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

+	Indicates a management or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: February 18, 2011

By:	/s/ Donald W. Slager
Donald W. Slager
President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald W. Slager Donald W. Slager	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ Tod C. Holmes Tod C. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ Charles F. Serianni Charles F. Serianni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011

/s/ James E. O’Connor James E. O’Connor	Chairman of the Board of Directors	February 18, 2011

/s/ John W. Croghan John W. Croghan	Director	February 18, 2011

/s/ James W. Crownover James W. Crownover	Director	February 18, 2011

/s/ William J. Flynn William J. Flynn	Director	February 18, 2011

/s/ David I. Foley David I. Foley	Director	February 18, 2011

/s/ Michael Larson Michael Larson	Director	February 18, 2011

/s/ Nolan Lehmann Nolan Lehmann	Director	February 18, 2011

Signature	Title	Date

/s/ W. Lee Nutter W. Lee Nutter	Director	February 18, 2011

/s/ Ramon A. Rodriguez Ramon A. Rodriguez	Director	February 18, 2011

/s/ Allan C. Sorensen Allan C. Sorensen	Director	February 18, 2011

/s/ John M. Trani John M. Trani	Director	February 18, 2011

/s/ Michael W. Wickham Michael W. Wickham	Director	February 18, 2011