Form 10-Q
period 2011-03-31
REPUBLIC SERVICES, INC.
filed 2011-04-29
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 15, 2011, the registrant had outstanding 379,249,776 shares of Common Stock, par value $.01 per share (excluding treasury shares of 21,476,817).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67.9	$88.3
Accounts receivable, less allowance for doubtful accounts of $45.4 and $50.9, respectively	839.5	828.9
Prepaid expenses and other current assets	187.1	207.4
Deferred tax assets	115.8	121.5

Total current assets	1,210.3	1,246.1
Restricted cash and marketable securities	164.9	172.8
Property and equipment, net	6,693.6	6,698.5
Goodwill	10,657.2	10,655.3
Other intangible assets, net	435.0	451.3
Other assets	235.7	237.9

Total assets	$19,396.7	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431.6	$606.5
Notes payable and current maturities of long-term debt	615.7	878.5
Deferred revenue	316.4	295.1
Accrued landfill and environmental costs, current portion	180.0	182.0
Accrued interest	78.2	93.1
Other accrued liabilities	748.9	621.3

Total current liabilities	2,370.8	2,676.5
Long-term debt, net of current maturities	6,192.3	5,865.1
Accrued landfill and environmental costs, net of current portion	1,433.6	1,416.6
Deferred income taxes and other long-term liabilities	1,051.8	1,044.8
Self-insurance reserves, net of current portion	312.0	304.5
Other long-term liabilities	238.6	305.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 400.7 and 400.2 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,449.9	6,431.1
Retained earnings	1,972.5	1,890.3
Treasury stock, at cost (21.5 and 16.5 shares, respectively)	(648.7)	(500.8)
Accumulated other comprehensive income, net of tax	17.6	21.9

Total Republic Services, Inc. stockholders’ equity	7,795.3	7,846.5
Noncontrolling interests	2.3	2.4

Total stockholders’ equity	7,797.6	7,848.9

Total liabilities and stockholders’ equity	$19,396.7	$19,461.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$1,964.9	$1,957.7
Expenses:
Cost of operations	1,159.7	1,136.8
Depreciation, amortization and depletion	205.8	203.0
Accretion	19.7	20.2
Selling, general and administrative	203.9	210.3
(Gain) loss on disposition of assets and impairments, net	(0.4)	0.5
Restructuring charges	—	5.6

Operating income	376.2	381.3
Interest expense	(115.7)	(134.5)
Loss on extinguishment of debt	(1.8)	(132.3)
Interest income	0.2	—
Other income, net	1.1	1.7

Income before income taxes	260.0	116.2
Provision for income taxes	101.9	51.0

Net income	158.1	65.2
Net loss (income) attributable to noncontrolling interests	0.1	(0.2)

Net income attributable to Republic Services, Inc.	$158.2	$65.0

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.41	$0.17

Weighted average common shares outstanding	382.2	381.4

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.41	$0.17

Weighted average common and common equivalent shares outstanding	384.0	383.3

Cash dividends per common share	$0.20	$0.19

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

		Republic Services, Inc. Stockholders’ Equity
						Accumulated
						Other
				Additional		Comprehensive
		Common Stock		Paid-In	Retained	Income (Loss),	Treasury Stock		Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Amount	Interests
Balance as of December 31, 2010	$7,848.9	400.2	$4.0	$6,431.1	$1,890.3	$21.9	(16.5)	$(500.8)	$2.4
Net income	158.1	—	—	—	158.2	—	—	—	(0.1)
Other comprehensive loss	(4.3)	—	—	—	—	(4.3)	—	—	—
Cash dividends declared	(75.8)	—	—	—	(75.8)	—	—	—	—
Issuances of common stock	11.0	0.5	—	11.0	—	—	—	—	—
Stock-based compensation	7.6	—	—	7.8	(0.2)	—	—	—	—
Purchase of common stock for treasury	(147.9)	—	—	—	—	—	(5.0)	(147.9)	—

Balance as of March 31, 2011	$7,797.6	400.7	$4.0	$6,449.9	$1,972.5	$17.6	(21.5)	$(648.7)	$2.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities:
Net income	$158.1	$65.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	127.5	129.0
Landfill depletion and amortization	59.6	56.4
Amortization of intangible and other assets	18.7	17.6
Accretion	19.7	20.2
Non-cash interest expense — debt	10.1	16.2
Non-cash interest expense — other	12.1	12.2
Stock-based compensation	7.6	6.2
Deferred tax provision (benefit)	13.3	(50.8)
Provision for doubtful accounts, net of adjustments	0.4	2.5
Excess income tax benefit from stock option exercises	(0.7)	(0.8)
Asset impairments	0.4	0.1
Loss on extinguishment of debt	1.8	132.3
Gain on disposition of assets, net	(5.3)	(4.3)
Other non-cash items	(0.2)	1.3
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(11.4)	11.9
Prepaid expenses and other assets	23.9	13.2
Accounts payable	(45.9)	(99.2)
Restructuring and synergy related expenditures	(2.0)	(8.2)
Capping, closure and post-closure expenditures	(13.2)	(10.5)
Remediation expenditures	(8.5)	(11.5)
Other liabilities	67.7	0.1

Cash provided by operating activities	433.7	299.1

Cash used in investing activities:
Purchases of property and equipment	(297.2)	(208.4)
Proceeds from sales of property and equipment	6.9	5.9
Cash used in acquisitions, net of cash acquired	(16.5)	(0.8)
Cash proceeds from divestitures, net of cash divested	4.9	—
Change in restricted cash and marketable securities	7.9	18.6
Other	(0.3)	0.6

Cash used in investing activities	(294.3)	(184.1)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	486.5	731.5
Proceeds from issuance of senior notes, net of discount	—	1,499.4
Payments of notes payable and long-term debt	(431.1)	(2,198.4)
Premiums paid on extinguishment of debt	(1.5)	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(0.1)	(20.8)
Issuances of common stock	10.3	9.4
Excess income tax benefit from stock option exercises	0.7	0.8
Purchases of common stock for treasury	(147.9)	—
Cash dividends paid	(76.7)	(72.4)
Distributions paid to noncontrolling interests	—	(0.7)

Cash used in financing activities	(159.8)	(81.6)

(Decrease) increase in cash and cash equivalents	(20.4)	33.4
Cash and cash equivalents at beginning of period	88.3	48.0

Cash and cash equivalents at end of period	$67.9	$81.4

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
The accompanying unaudited consolidated financial statements include the accounts of Republic and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. Our investments in variable interest entities are not material to our consolidated financial statements.
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature, and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. You should read these interim financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
Management’s Estimates and Assumptions
In preparing our financial statements, we include numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, goodwill, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; and our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Goodwill Impairment Test
In December 2010, the FASB issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. We adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
During the three months ended March 31, 2011, we acquired various solid waste businesses to realize certain operational efficiencies and synergies. Cash paid for these acquisitions during the three months ended March 31, 2011 was $16.5 million and resulted in goodwill of $4.3 million and intangible assets of $1.8 million. The businesses acquired have aggregate annual revenues of approximately $16 million. Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.
A summary of the activity and balances in goodwill accounts by operating segment is as follows (in millions):

	Balance at			Adjustments	Balance at
	December 31,			to	March 31,
	2010	Acquisitions	Divestitures	Acquisitions	2011
Eastern	$2,791.9	$(0.1)	$—	$(0.1)	$2,791.7
Midwestern	2,129.6	4.4	—	—	2,134.0
Southern	2,721.8	—	—	(0.1)	2,721.7
Western	3,012.0	—	(2.1)	(0.1)	3,009.8

Total	$10,655.3	$4.3	$(2.1)	$(0.3)	$10,657.2

	Balance at			Adjustments	Balance at
	December 31,			to	March 31,
	2009	Acquisitions	Divestitures	Acquisitions	2010
Eastern	$2,818.5	$—	$—	$(0.4)	$2,818.1
Midwestern	2,118.2	—	—	(0.3)	2,117.9
Southern	2,724.7	—	—	(0.5)	2,724.2
Western	3,005.7	—	—	(0.5)	3,005.2

Total	$10,667.1	$—	$—	$(1.7)	$10,665.4

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows (in millions):

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,		March 31,	December 31,	Charged	March 31,	March 31,
	2010	Acquisitions	2011	2010	to Expense	2011	2011
Customer relationships, franchise and other municipal agreements	$537.1	$0.7	$537.8	$(130.7)	$(15.4)	$(146.1)	$391.7
Trade names	30.0	—	30.0	(12.5)	(1.5)	(14.0)	16.0
Non-compete agreements	12.9	1.1	14.0	(7.2)	(0.4)	(7.6)	6.4
Other intangible assets	62.9	—	62.9	(41.2)	(0.8)	(42.0)	20.9

Total	$642.9	$1.8	$644.7	$(191.6)	$(18.1)	$(209.7)	$435.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at	Adjustments	Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,	to	March 31,	December 31,	Charged	March 31,	March 31,
	2009	Acquisitions	2010	2009	to Expense	2010	2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.5	$521.6	$(70.5)	$(14.9)	$(85.4)	$436.2
Trade names	30.0	—	30.0	(6.5)	(1.5)	(8.0)	22.0
Non-compete agreements	7.4	0.1	7.5	(6.5)	(0.1)	(6.6)	0.9
Other intangibles assets	62.9	—	62.9	(37.9)	(0.9)	(38.8)	24.1

Total	$621.4	$0.6	$622.0	$(121.4)	$(17.4)	$(138.8)	$483.2

3. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2011 and December 31, 2010 is as follows (in millions):

	March 31,	December 31,
	2011	2010
Inventories	$36.3	$31.3
Prepaid expenses	59.7	55.9
Other non-trade receivables	77.4	45.4
Income tax receivable	—	69.8
Other current assets	13.7	5.0

Total	$187.1	$207.4

Other current assets include the fair value of fuel and commodity hedges of $6.9 million and $3.5 million as of March 31, 2011 and December 31, 2010, respectively. Other non-trade receivables include the fair value of our interest rate swaps and interest rate locks of $3.4 million and $5.2 million as of March 31, 2011 and December 31, 2010, respectively.
Other Assets
A summary of other assets as of March 31, 2011 and December 31, 2010 is as follows (in millions):

	March 31,	December 31,
	2011	2010
Deferred financing costs	$39.8	$41.1
Deferred compensation plan	30.2	27.4
Notes and other receivables	34.8	34.0
Reinsurance receivable	52.2	54.5
Other	78.7	80.9

Total	$235.7	$237.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
4. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2011 and December 31, 2010 is as follows (in millions):

	March 31,	December 31,
	2011	2010
Accrued payroll and benefits	$143.2	$158.4
Accrued fees and taxes	113.1	111.8
Self-insurance reserves, current portion	114.3	112.7
Accrued dividends	75.8	76.7
Synergy incentive plan	68.1	—
Current tax liabilities	65.0	—
Restructuring liabilities	1.7	3.9
Accrued professional fees and legal settlement reserves	54.3	53.1
Other	113.4	104.7

Total	$748.9	$621.3

Other accrued liabilities include the fair value of fuel and commodity hedges of $6.3 million and $8.4 million as of March 31, 2011 and December 31, 2010, respectively. In addition, other accrued liabilities include the fair value of interest rate locks of $13.1 million as of March 31, 2011.
We expect to pay incentives earned under the synergy plan during the first quarter of 2012.
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2011 and December 31, 2010 is as follows (in millions):

	March 31,	December 31,
	2011	2010
Deferred compensation liability	$35.6	$27.7
Pension and other postretirement liabilities	13.6	14.4
Contingent legal liabilities	102.7	105.8
Ceded insurance reserves	52.2	54.5
Other	34.5	103.1

Total	$238.6	$305.5

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
Our liabilities for unpaid and incurred but not reported claims at March 31, 2011 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $426.3 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
Accrued Liabilities Associated with the Allied Acquisition
We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
tables reflect activity during the three months ended March 31, 2011 and 2010 associated with unfavorable contracts and lease exit liabilities (in millions):

	Balance at		Balance at
	December 31,	Payments /	March 31,
	2010	Amortization	2011
Unfavorable contracts	$37.6	$(2.3)	$35.3
Lease exit costs	5.0	(0.9)	4.1

Total	$42.6	$(3.2)	$39.4

	Balance at		Balance at
	December 31,	Payments /	March 31,
	2009	Amortization	2010
Unfavorable contracts	$49.0	$(2.5)	$46.5
Lease exit costs	6.4	(0.5)	5.9

Total	$55.4	$(3.0)	$52.4

5. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2011, we owned or operated 195 active solid waste landfills with total available disposal capacity of approximately 4.7 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 129 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of March 31, 2011 and December 31, 2010 is as follows (in millions):

	March 31,	December 31,
	2011	2010
Landfill final capping, closure and post-closure liabilities	$1,061.7	$1,046.5
Remediation	551.9	552.1

	1,613.6	1,598.6
Less: Current portion	(180.0)	(182.0)

Long-term portion	$1,433.6	$1,416.6

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2011 (in millions):

	2011	2010
Asset retirement obligation liabilities, beginning of year	$1,046.5	$1,074.5
Non-cash additions	7.6	7.2
Acquisitions and other adjustments	2.7	0.5
Asset retirement obligation adjustments	(1.6)	(5.4)
Payments	(13.2)	(10.5)
Accretion expense	19.7	20.2

Asset retirement obligation liabilities, end of period	1,061.7	1,086.5
Less: Current portion	(92.9)	(135.7)

Long-term portion	$968.8	$950.8

Annually, in the fourth quarter, we review our calculations for asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $59.5 million and $59.1 million as of March 31, 2011 and December 31, 2010, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at March 31, 2011 would be approximately $147 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31 (in millions):

	2011	2010
Remediation liabilities, beginning of year	$552.1	$554.1
Acquisitions and other adjustments	—	1.5
Additions charged to expense	—	2.3
Payments	(8.5)	(11.5)
Accretion expense	8.3	7.3

Remediation liabilities, end of period	551.9	553.7
Less: Current portion	(87.1)	(105.3)

Long-term portion	$464.8	$448.4

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2011 is $65.5 million, of which $4.2 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $56 million to $78 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of March 31, 2011 is $46.2 million, of which $2.3 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $36 million to $63 million.
Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of March 31, 2011 is $37.0 million, of which $14.1 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $28 million to $43 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2011 is $82.9 million, of which $4.2 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $45 million to $145 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Environmental Operating Costs
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as costs of operations in the period in which they are incurred.
6. DEBT
Our notes payable, capital leases and long-term debt as of March 31, 2011 and December 31, 2010 are listed in the following table in millions, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting. The debt assumed as part of our acquisition of Allied was recorded at fair value as of the acquisition date.

	March 31, 2011	December 31, 2010
$1.0 billion Revolver due 2012, Eurodollar and Base Rate borrowings	$192.0	$50.0
$1.75 billion Revolver due 2013, Eurodollar and Base Rate borrowings	210.0	25.0
Senior notes, fixed interest rate of 5.750%, due February 2011	—	261.7
Senior notes, fixed interest rate of 6.375%, due April 2011	216.6	215.1
Senior notes, fixed interest rate of 6.750%, due August 2011	390.0	392.0
Senior notes, fixed interest rate of 7.125%, due May 2016	537.9	535.5
Senior notes, fixed interest rate of 6.875%, due June 2017	666.5	663.9
Senior notes, fixed interest rate of 5.500%, due September 2019	645.9	645.8
Senior notes, fixed interest rate of 5.000%, due March 2020	849.9	849.9
Senior notes, fixed interest rate of 5.250%, due November 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due May 2021	88.8	93.4
Senior notes, fixed interest rate of 6.086%, due March 2035	249.9	249.8
Debentures, fixed interest rate of 7.400%, due September 2035	267.8	267.6
Senior notes, fixed interest rate of 6.200%, due March 2040	649.5	649.5
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.22% to 8.25%; maturities ranging from 2012 to 2035	1,151.3	1,151.8
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.00% to 11.90% maturing through 2042	91.9	92.6

Total debt	6,808.0	6,743.6
Less: Current portion	(615.7)	(878.5)

Long-term portion	$6,192.3	$5,865.1

Credit Facilities
The $1.0 billion revolving credit facility due April 2012 and the $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). As of March 31, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.58% and 1.56%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We may pay dividends and repurchase common stock provided that we are in compliance with these covenants. We had $402.0 million and $75.0 million of Eurodollar Rate borrowings as of March 31, 2011 and December 31, 2010, respectively. We had $990.6 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,357.4 million and $1,637.5 million of availability under our Credit Facilities at March 31, 2011 and December 31, 2010, respectively. We were in compliance with the covenants under our Credit Facilities at March 31, 2011.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Senior Notes and Debentures
During the three months ended March 31, 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes. Additionally, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes) and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the Notes). The Notes are general senior unsecured obligations and are guaranteed by each of our subsidiaries that also guarantees our Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. We used the net proceeds from the Notes to retire certain outstanding debt and to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During the first quarter of 2010, we incurred a loss of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.
As of March 31, 2011 and December 31, 2010, our senior notes and debentures totaled $5,162.8 million and $5,424.2 million, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $274.3 million and $282.9 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $3.1 million and $5.2 million, respectively.
Tax-Exempt Financings
As of March 31, 2011 and December 31, 2010, we had $1,151.3 million and $1,151.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of March 31, 2011 and December 31, 2010, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $21.2 million and $21.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
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
As of March 31, 2011, we had $162.1 million of restricted cash, of which $29.4 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt includes capital lease liabilities of $91.3 million and $91.8 million as of March 31, 2011 and December 31, 2010, respectively, with maturities ranging from 2011 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates was $5.7 billion and $6.0 billion at March 31, 2011 and December 31, 2010, respectively. The carrying value of our fixed rate senior notes was $5.2 billion and $5.4 billion at March 31, 2011 and December 31, 2010, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.
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
Interest Rate Swap and Lock Agreements
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
As of March 31, 2011 and December 31, 2010, interest rate swap agreements are reflected at their fair value of $3.1 million and $5.2 million in other non-trade receivables and as an adjustment to notes payable and current maturities of long term debt in our consolidated balance sheets.
The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements on our results of operations for the three months ended March 31 (in millions):

	Reduction to Interest Expense
	Due to Periodic Settlements
	of Active Swap Agreements
	Three Months Ended March 31,
Consolidated Statement of Income Classification	2011	2010
Interest expense	$2.2	$2.2
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three months ended March 31, 2011 we entered into a number of interest rate lock agreements maturing May 31, 2011, having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of a planned issuance of senior notes in the second quarter 2011. Upon expected issuance of the notes, we will terminate the interest rate locks and settle with our counterparties. This transaction is accounted for as a cash flow hedge.
The fair values of our interest rate locks as of March 31, 2011 are obtained from third-party counter parties and are determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
fair value hierarchy). The aggregated fair values of the outstanding interest rate locks at March 31, 2011 were current assets of $0.3 million and current liabilities of $13.1 million and have been recorded in other non-trade receivables and other accrued liabilities in our consolidated balance sheets, respectively. As of March 31, 2011, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income was $7.4 million, net of $5.4 million of tax.
During the first quarter of 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of our $850.0 million senior notes at a fixed interest rate of 5.00% and our $650.0 million senior notes at a fixed interest rate of 6.20%. Upon issuance of the notes, we terminated the interest rate lock agreements and paid $7.0 million to the counter parties. The interest rate lock transaction was accounted for as a cash flow hedge. For the quarter ended March 31, 2011, we increased interest expense by $0.1 million with an offset to other accumulated income as part of the amortization of the interest rate locks.
The following table summarizes the impact of our interest rate locks on our comprehensive income for the three months ended March 31 (in millions):

	Amount of Gain
	or (Loss)
	Recognized in
	OCI on
	Derivatives
	(Effective Portion)
	2011	2010
Interest rate locks	$(7.4)	$(3.7)
7. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests loss (income), for the three months ended March 31, 2011 and 2010 was 39.2% and 44.0%, respectively. We record income tax expense based upon our anticipated full year effective income tax rate. Income taxes were a net refund of $49.8 million and a net payment of $61.4 million for the three months ended March 31, 2011 and 2010, respectively. We received a refund of $50 million in February 2011, due to the December 2010 tax law change for bonus depreciation.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We have acquired Allied Waste’s open tax periods as a result of the 2008 merger. Consequently, we are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2008.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2011, we have accrued a liability for penalties of $0.8 million and interest (including interest on penalties) of $101.8 million related to our uncertain tax positions.
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
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. This issue is currently before the Appeals division of the IRS. We believe our position is supported by relevant technical authorities and strong business purpose. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of $156.2 million plus accrued interest through March 31, 2011 of approximately $75 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At March 31, 2011,

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
the amount of the asserted penalty and penalty-related interest was approximately $49 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have an adverse impact on our consolidated results of operations and cash flows.
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
8. EQUITY BASED COMPENSATION
Available Shares
We currently have 0.9 million and 15.3 million shares of common stock reserved for future grants under our 2007 Stock Incentive Plan (the 2007 Plan) and our 2006 Incentive Stock Plan (the 2006 Plan), respectively.
Options
We use a binomial option-pricing model to fair value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. During the three months ended March 31, 2011 and 2010, the weighted-average estimated fair values of stock options granted were $5.35 and $5.24 per option, respectively, which were calculated using the following weighted-average assumptions:

	2011	2010
Expected volatility	27.3%	28.6%
Risk-free interest rate	1.7%	2.4%
Dividend yield	2.7%	2.9%
Expected life (in years)	4.4	4.3
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the stock option activity for the three months ended March 31, 2011:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(in millions)	Price per Share	(years)	(in millions)
Outstanding at December 31, 2010	13.6	$24.97
Granted	2.8	29.87
Exercised	(0.4)	22.67		$3.3

Forfeited or expired	(0.1)	29.29

Outstanding at March 31, 2011	15.9	$25.87	4.8	$67.8

Exercisable at March 31, 2011	9.3	$24.73	3.9	$50.4

During the three months ended March 31, 2011 and 2010, compensation expense for stock options was $3.8 million and $2.1 million, respectively.
As of March 31, 2011, total unrecognized compensation expense related to outstanding stock options was $21.2 million, which will be recognized over a weighted average period of 2.1 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the three months ended March 31, 2011:

	Number of
	Restricted Stock	Weighted-Average	Weighted-Average
	Units and Shares of	Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value per	Contractual	Intrinsic
	(in thousands)	Share	Term (years)	Value
Unissued at December 31, 2010	849.3	$26.39
Granted	164.2	30.03
Vested and Issued	(79.1)	24.19
Forfeited	—	—

Unissued at March 31, 2011	934.4	$27.22	0.7	$28.1

Vested and unissued at March 31, 2011	513.8	$27.15

During the three months ended March 31, 2011, our non-employee directors were awarded 82,500 restricted stock units under our 2007 Plan, which vested immediately. During the three months ended March 31, 2011, we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 5,049 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the three months ended March 31, 2011 and 2010, compensation expense related to restricted stock units and restricted stock totaled $3.8 million and $4.1 million, respectively.
9. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock. Through March 31, 2011, we used $188.5 million under the program to repurchase 6.4 million shares at an average cost per share of $29.25. We expect to use the remaining funds in this program to repurchase shares during 2011.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Cash dividends declared were $75.8 million and $72.5 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we recorded a quarterly dividend payable of $75.8 million to stockholders of record at the close of business on April 1, 2011.
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock and unvested restricted stock units. In computing diluted earnings per share, we utilize the treasury stock method.
Earnings per share for the three months ended March 31 are calculated as follows (in thousands, except per share amounts):

	2011	2010
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$158,200	$65,000

Weighted average common shares outstanding	382,172	381,428

Basic earnings per share	$0.41	$0.17

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$158,200	$65,000

Weighted average common shares outstanding	382,172	381,428
Effect of dilutive securities:
Options to purchase common stock	1,706	1,723
Unvested restricted stock awards	102	130

Weighted average common and common equivalent shares outstanding	383,980	383,281

Diluted earnings per share	$0.41	$0.17

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	3,238	5,403
10. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS
A summary of comprehensive income for the three months ended March 31 is as follows (in millions):

	2011	2010
Net Income	$158.1	$65.2
Change in value, settlements and amortization of interest rate locks, net of tax	(7.4)	(3.7)
Change in value of commodity hedges, net of tax	0.6	(3.2)
Change in value of fuel hedges, net of tax	2.5	—
Employee benefit plan liability adjustments, net of tax	—	0.1

Comprehensive income	153.8	58.4
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.2)

Comprehensive income attributable to Republic Services, Inc.	$153.9	$58.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The effective tax rates used to calculate the changes in other comprehensive income shown in the table above were 41.5% and 42.0% for 2011 and 2010, respectively.
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges at March 31, 2011:

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
The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at March 31, 2011 and December 31, 2010 were current assets of $4.2 million and $1.6 million, respectively, and current liabilities of $0.2 million and $1.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three months ended March 31 (in millions):

						Location of Gain	Amount of Gain or (Loss)
						(Loss) Recognized	Recognized in
	Amount of Gain					in Income on Derivative	Income on Derivative
	or (Loss)					(Ineffective Portion	(Ineffective Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	2011	2010		2011	2010		2011	2010
Fuel hedges	$2.5	$—	Cost of operations	$(0.1)	$(0.9)	Other income, net	$0.1	$—
Recycling Commodity Hedges
Our revenue from sales of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges).

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes our outstanding commodity hedges at March 31, 2011:

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
On December 8, 2010 and January 19, 2011, we entered into costless collar agreements on forecasted sales of 15,000 short tons of OCC a month. The agreements involve combining a purchased put option giving us the right to sell 15,000 short tons of OCC monthly at an established floor strike price with a written call option obligating us to deliver 15,000 short tons of OCC monthly at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, no payments would be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty would be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC between two designated strike prices.
The following costless collar hedges were outstanding at March 31, 2011:

					Floor	Cap
				Notional Amount	Strike Price	Strike Price
			Transaction	(in Short Tons	Per Short	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton	Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are obtained from the third-party counter party and are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding commodity hedges at March 31, 2011 and December 31, 2010 were current assets of $2.8 million and $1.9 million, respectively, and current liabilities of $6.2 million and $6.5 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three months ended March 31 (in millions):

						Location of Gain	Amount of Gain or (Loss)
						(Loss) Recognized	Recognized in
	Amount of Gain					in Income on Derivative	Income on Derivative
	or (Loss)					(Ineffective Portion	(Ineffective Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	2011	2010		2011	2010		2011	2010
Recycling commodity hedges	$0.6	$(3.2)	Revenue	$(1.9)	$(0.9)	Other income, net	$—	$(0.2)
Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
As of March 31, 2011 and December 31, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$164.9	$164.9	$—	$—
Fuel hedges — other current assets	4.2	—	4.2	—
Commodity hedges — other current assets	2.8	—	2.8	—
Interest rate locks — other non-trade receivables	0.3		0.3
Interest rate swaps — other non-trade receivables	3.1	—	3.1	—

Total assets	$175.3	$164.9	$10.4	$—

Liabilities:
Fuel hedges — other accrued liabilities	$0.2	$—	$0.2	$—
Commodity hedges — other accrued liabilities	6.2	—	6.2	—
Interest rate locks — other accrued liabilities	13.1	—	13.1	—

Total liabilities	$19.5	$—	$19.5	$—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$172.8	$172.8	$—	$—
Fuel hedges — other current assets	1.6	—	1.6	—
Commodity hedges — other current assets	1.9	—	1.9	—
Interest rate swaps — other assets	5.2	—	5.2	—

Total assets	$181.5	$172.8	$8.7	$—

Liabilities:
Fuel hedges — other accrued liabilities	$1.9	$—	$1.9	$—
Commodity hedges — other accrued liabilities	6.5	—	6.5	—

Total liabilities	$8.4	$—	$8.4	$—

11. SEGMENT REPORTING
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2011 and 2010 is shown in the following tables (in millions):

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended March 31, 2011:
Eastern	$584.0	$(82.6)	$501.4	$51.4	$117.7	$48.5	$4,423.9
Midwestern	505.3	(86.4)	418.9	51.5	80.4	37.9	3,708.6
Southern	570.8	(76.1)	494.7	54.8	119.4	55.4	4,869.8
Western	642.0	(113.2)	528.8	55.3	123.0	57.3	5,494.9
Corporate entities	25.1	(4.0)	21.1	12.5	(64.3)	98.1	899.5

Total	$2,327.2	$(362.3)	$1,964.9	$225.5	$376.2	$297.2	$19,396.7

Three Months Ended March 31, 2010:
Eastern	$585.2	$(83.1)	$502.1	$51.6	$128.2	$37.1	$4,471.8
Midwestern	503.3	(88.5)	414.8	51.9	88.7	57.7	3,629.2
Southern	565.7	(76.1)	489.6	57.6	120.5	32.5	4,837.9
Western	644.6	(118.8)	525.8	49.5	130.6	24.0	5,443.0
Corporate entities	31.1	(5.7)	25.4	12.6	(86.7)	57.1	1,083.4

Total	$2,329.9	$(372.2)	$1,957.7	$223.2	$381.3	$208.4	$19,465.3

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows our total reported revenue by service line for the three months ended March 31 (in millions of dollars or as a percentage of revenue):

	2011		2010
Collection:
Residential	$525.7	26.7%	$534.7	27.3%
Commercial	618.1	31.5	621.5	31.7
Industrial	353.6	18.0	348.1	17.8
Other	7.9	0.4	6.9	0.4

Total collection	1,505.3	76.6	1,511.2	77.2

Transfer and disposal	674.1		692.4
Less: Intercompany	(344.9)		(357.5)

Transfer and disposal, net	329.2	16.8	334.9	17.1

Sale of materials	97.9	5.0	71.6	3.7
Other non-core	32.5	1.6	40.0	2.0

Other	130.4	6.6	111.6	5.7

Total revenue	$1,964.9	100.0%	$1,957.7	100.0%

Other revenue consists primarily of sales of recycled materials and revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below or in Note 7, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 4, Other Liabilities-Self-Insurance Reserves; (ii) tax-related matters, which are discussed in Note 7, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 5, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $115 million relating to our outstanding legal proceedings as of March 31, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $119 million higher than the amount recorded as of March 31, 2011.
Countywide Matters
In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2011 is $65.5 million, of which $4.2 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $56 million to $78 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around Countywide sued Republic Services, Inc. and Republic-Ohio for alleged negligence and nuisance. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. The court has consolidated the two actions. We have assumed both the defense and the liability of the Waste Management entities in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs’ qualified statutory nuisance claims. We will continue to vigorously defend against the plaintiffs’ allegations in the consolidated action.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of $9.0 million. We have appealed, oral argument was held in the Court of Appeals on February 14, 2011, and we are awaiting the court’s ruling. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
Litigation Related to Fuel and Administrative Fees
On November 20, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery is underway. Plaintiff’s deadline for moving for class certification is November 10, 2011. Plaintiff has not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that this matter will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in this lawsuit.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2011 is $82.9 million, of which $4.2 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $45 million to $145 million.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,400 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance.
Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. Discovery is ongoing. We intend to vigorously defend against the plaintiffs’ allegations in this action.
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and oral argument is scheduled for August, 2011. The parties have held one mediation session and expect to hold additional sessions. If the mediation is not successful, we intend to continue to defend this lawsuit vigorously.
Multi-Employer Pension Plans
We contribute to 28 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20% of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Furthermore, under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded, multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. In the near future, as to any one or more of these plans, we may voluntarily withdraw from the plan, there may be a mass withdrawal of employees contributing to the plan or the plan may terminate. We could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial condition, results of operations or cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	March 31,	December 31,
	2011	2010
Financing proceeds	$29.4	$39.8
Capping, closure and post-closure obligations and other	62.2	61.8
Self-insurance	66.8	63.8
Other	6.5	7.4

Total restricted cash and marketable securities	$164.9	$172.8

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
13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are the primary obligor under certain of the Senior Notes issued by us. Substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% wholly owned direct or indirect subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of income for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets
(in millions)

	March 31, 2011
			Non -
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33.5	$32.0	$2.4	$—	$67.9
Accounts receivable, net	—	814.2	25.3	—	839.5
Prepaid expenses and other current assets	79.8	81.7	25.6	—	187.1
Deferred tax assets	105.6	—	10.2	—	115.8

Total current assets	218.9	927.9	63.5	—	1,210.3
Restricted cash and marketable securities	29.4	46.5	89.0	—	164.9
Property and equipment, net	46.8	6,277.7	369.1	—	6,693.6
Goodwill	—	10,657.2	—	—	10,657.2
Other intangible assets, net	20.2	414.8	—	—	435.0
Investment and net advances to affiliate	13,894.3	39.0	149.9	(14,083.2)	—
Other assets	88.2	94.8	52.7	—	235.7

Total assets	$14,297.8	$18,457.9	$724.2	$(14,083.2)	$19,396.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123.5	$292.7	$15.4	$—	$431.6
Notes payable and current maturities of long-term debt	390.1	223.8	1.8	—	615.7
Deferred revenue	—	313.0	3.4	—	316.4
Accrued landfill and environmental costs, current portion	—	180.0	—	—	180.0
Accrued interest	30.4	47.8	—	—	78.2
Other accrued liabilities	348.0	210.3	190.6	—	748.9

Total current liabilities	892.0	1,267.6	211.2	—	2,370.8
Long-term debt, net of current maturities	4,418.1	1,759.7	14.5	—	6,192.3
Accrued landfill and environmental costs, net of current portion	—	1,163.8	269.8	—	1,433.6
Deferred income taxes and other long-term tax liabilities	1,060.4	—	(8.6)	—	1,051.8
Self-insurance reserves, net of current portion	—	89.9	222.1	—	312.0
Other long-term liabilities	132.0	54.4	52.2	—	238.6
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,791.3	14,122.5	(39.3)	(14,083.2)	7,791.3

Total Republic Services, Inc. stockholders’ equity	7,795.3	14,122.5	(39.3)	(14,083.2)	7,795.3
Noncontrolling interests	—	—	2.3	—	2.3

Total stockholders’ equity	7,795.3	14,122.5	(37.0)	(14,083.2)	7,797.6

Total liabilities and stockholders’ equity	$14,297.8	$18,457.9	$724.2	$(14,083.2)	$19,396.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets
(in millions)

	December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$71.1	$2.7	$—	$88.3
Accounts receivable, net	—	800.6	28.3	—	828.9
Prepaid expenses and other current assets	112.0	74.8	20.6	—	207.4
Deferred tax assets	111.2	—	10.3	—	121.5

Total current assets	237.7	946.5	61.9	—	1,246.1
Restricted cash and marketable securities	39.8	47.0	86.0	—	172.8
Property and equipment, net	47.2	6,280.6	370.7	—	6,698.5
Goodwill	—	10,655.3	—	—	10,655.3
Other intangible assets, net	21.8	429.5	—	—	451.3
Investment and net advances to affiliate	13,513.9	40.9	149.1	(13,703.9)	—
Other assets	88.2	94.7	55.0	—	237.9

Total assets	$13,948.6	$18,494.5	$722.7	$(13,703.9)	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.7	$500.2	$16.6	$—	$606.5
Notes payable and current maturities of long-term debt	392.2	484.5	1.8	—	878.5
Deferred revenue	—	291.6	3.5	—	295.1
Accrued landfill and environmental costs, current portion	—	182.0	—	—	182.0
Accrued interest	61.4	31.7	—	—	93.1
Other accrued liabilities	222.3	200.5	198.5	—	621.3

Total current liabilities	765.6	1,690.5	220.4	—	2,676.5
Long-term debt, net of current maturities	4,090.8	1,760.0	14.3	—	5,865.1
Accrued landfill and environmental costs, net of current portion	—	1,148.1	268.5	—	1,416.6
Deferred income taxes and other long-term tax liabilities	1,053.3	—	(8.5)	—	1,044.8
Self-insurance reserves, net of current portion	—	97.7	206.8	—	304.5
Other long-term liabilities	192.4	58.6	54.5	—	305.5
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,842.5	13,739.6	(35.7)	(13,703.9)	7,842.5

Total Republic Services, Inc. stockholders’ equity	7,846.5	13,739.6	(35.7)	(13,703.9)	7,846.5
Noncontrolling interests	—	—	2.4	—	2.4

Total stockholders’ equity	7,846.5	13,739.6	(33.3)	(13,703.9)	7,848.9

Total liabilities and stockholders’ equity	$13,948.6	$18,494.5	$722.7	$(13,703.9)	$19,461.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income
(in millions)

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,915.4	$64.8	$(15.3)	$1,964.9
Expenses:
Cost of operations	2.3	1,124.1	48.6	(15.3)	1,159.7
Depreciation, amortization and depletion	5.4	196.1	4.3	—	205.8
Accretion	—	19.5	0.2	—	19.7
Selling, general and administrative	39.6	156.7	7.6	—	203.9
(Gain) loss on disposition of assets and impairments, net	(0.4)	—	—	—	(0.4)

Operating income	(46.9)	419.0	4.1	—	376.2
Interest expense	(56.4)	(59.7)	0.4	—	(115.7)
Loss on extinguishment of debt	—	(1.8)	—	—	(1.8)
Interest income	(1.8)	(1.3)	3.3	—	0.2
Other income, net	(3.1)	2.7	1.5	—	1.1
Equity in earnings of subsidiaries	338.2	3.4	0.8	(342.4)	—
Intercompany interest income (expense)	(199.5)	197.1	2.4	—	—

Income before income taxes	30.5	559.4	12.5	(342.4)	260.0
Provision for income taxes	(127.7)	225.0	4.6	—	101.9

Net income	158.2	334.4	7.9	(342.4)	158.1

Less: net loss attributable to noncontrolling interests	—	—	0.1	—	0.1

Net income attributable to Republic Services, Inc.	$158.2	$334.4	$8.0	$(342.4)	$158.2

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,902.4	$70.8	$(15.5)	$1,957.7
Expenses:
Cost of operations	1.2	1,103.3	47.8	(15.5)	1,136.8
Depreciation, amortization and depletion	5.0	195.2	2.8	—	203.0
Accretion	—	4.4	15.8	—	20.2
Selling, general and administrative	52.5	154.6	3.2	—	210.3
(Gain) loss on disposition of assets and impairments, net	—	0.5	—	—	0.5
Restructuring charges	—	5.6	—	—	5.6

Operating income	(58.7)	438.8	1.2	—	381.3
Interest expense	(42.5)	(92.7)	0.7	—	(134.5)
Loss on extinguishment of debt	(0.1)	(132.0)	(0.2)	—	(132.3)
Interest income	(0.3)	0.2	0.1	—	—
Other income, net	1.5	0.1	0.1	—	1.7
Equity in earnings of subsidiaries	51.6	7.9	0.9	(60.4)	—
Intercompany interest income (expense)	123.3	(143.3)	20.0	—	—

Income before income taxes	74.8	79.0	22.8	(60.4)	116.2
Provision for income taxes	9.8	32.2	9.0	—	51.0

Net income	65.0	46.8	13.8	(60.4)	65.2

Less: net income attributable to noncontrolling interests	—	(0.2)	—	—	(0.2)

Net income attributable to Republic Services, Inc.	$65.0	$46.6	$13.8	$(60.4)	$65.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows
(in millions)

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (Used in) Provided by Operating Activities:
Net income	$158.2	$334.4	$7.9	$(342.4)	$158.1
Equity in earnings of subsidiaries, net of taxes	(338.2)	(3.4)	(0.8)	342.4	—
Other adjustments	117.5	156.7	1.4	—	275.6

Cash (Used in) Provided by Operating Activities	(62.5)	487.7	8.5	—	433.7

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(291.8)	(5.4)	—	(297.2)
Proceeds from sales of property and equipment	—	6.9	—	—	6.9
Cash used in acquisitions, net of cash acquired	—	(16.5)	—	—	(16.5)
Cash proceeds from divestitures, net of cash divested	—	4.9	—	—	4.9
Change in restricted cash and marketable securities	10.4	0.5	(3.0)	—	7.9
Other	—	(0.3)	—	—	(0.3)
Change in investment and net advances to affiliate	(42.2)	—	—	42.2	—

Cash (Used in) Provided by Investing Activities	(31.8)	(296.3)	(8.4)	42.2	(294.3)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	486.5	—	—	—	486.5
Payments of notes payable and long-term debt	(159.5)	(271.2)	(0.4)	—	(431.1)
Premiums paid on extinguishment of debt	—	(1.5)	—	—	(1.5)
Fees paid to issue and retire senior notes and certain hedging relationships	(0.1)	—	—	—	(0.1)
Issuances of common stock	10.3	—	—	—	10.3
Excess income tax benefit from stock option exercises	0.7	—	—	—	0.7
Purchases of common stock for treasury	(147.9)	—	—	—	(147.9)
Cash dividends paid	(76.7)	—	—	—	(76.7)
Change in investment and net advances from parent	—	42.2	—	(42.2)	—

Cash Provided by (Used in) Financing Activities	113.3	(230.5)	(0.4)	(42.2)	(159.8)

Increase (Decrease) in Cash and Cash Equivalents	19.0	(39.1)	(0.3)	—	(20.4)
Cash and Cash Equivalents at Beginning of Period	14.5	71.1	2.7	—	88.3

Cash and Cash Equivalents at End of Period	$33.5	$32.0	$2.4	$—	$67.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows
(in millions)

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided by (Used in) Operating Activities:
Net income	$65.0	46.8	$13.8	$(60.4)	$65.2
Equity in earnings of subsidiaries, net of taxes	(51.6)	(7.9)	(0.9)	60.4	—
Other adjustments	(11.8)	259.3	(13.6)	—	233.9

Cash Provided by (Used in) Operating Activities	1.6	298.2	(0.7)	—	299.1

Cash Provided by (Used in) Investing Activities:
Purchases of property and equipment	—	(208.4)	—	—	(208.4)
Proceeds from sales of property and equipment	—	5.9	—	—	5.9
Cash used in acquisitions, net of cash acquired	—	(0.8)	—	—	(0.8)
Change in restricted cash and marketable securities	7.8	1.6	9.2	—	18.6
Other	—	0.6	—	—	0.6
Change in investment and net advances to affiliate	(1,402.0)	(300.0)	(4.1)	1,706.1	—

Cash Provided by (Used in) Investing Activities	(1,394.2)	(501.1)	5.1	1,706.1	(184.1)

Cash (Used in) Provided by Financing Activities:
Proceeds from notes payable and long-term debt	731.5	—	—	—	731.5
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(847.6)	(1,050.8)	(300.0)	—	(2,198.4)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—	—	—	(20.8)
Issuances of common stock	9.4	—	—	—	9.4
Excess income tax benefit from stock option exercises	0.8	—	—	—	0.8
Cash dividends paid	(72.4)	—	—	—	(72.4)
Distributions paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Change in investment and net advances from parent	—	1,406.1	300.0	(1,706.1)	—

Cash (Used in) Provided by Financing Activities	1,300.3	324.9	(0.7)	(1,706.1)	(81.6)

Increase (Decrease) in Cash and Cash Equivalents	(92.3)	122.0	3.7	—	33.4
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$9.5	$59.4	$12.5	$—	$81.4

14. SUBSEQUENT EVENTS
In the second quarter of 2011, we entered into certain financing transactions:
•	We notified the registered holders of our 7.125% Senior Notes due 2016 (the 7.125% Senior Notes) that we will redeem all of the notes outstanding in May 2011. The 7.125% Senior Notes will be redeemed at a price equal to 103.563% of the principal amount, of which $600.0 million is outstanding, plus accrued and unpaid interest. We expect to incur a charge upon extinguishment of the 7.125% Senior Notes of $82.7 million, of which $21.4 million is the cash premium.

•	Our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) was amended and restated to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that will allow us to increase availability under the Amended and Restated Credit Facility, at our option, by an aggregate amount up to $500 million, through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). The Amended and Restated Credit Facility contains customary affirmative and negative covenants, including, among other things, covenants requiring that we maintain certain financial ratios. We have the ability under the covenants in the Amended and Restated Credit Facility to pay dividends and to repurchase our common stock provided that we are in compliance with the covenants. Substantially all of our subsidiaries guarantee all obligations under the Amended and Restated Credit Facility.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2, to our existing $1.75 billion credit facility (the Existing Credit Facility), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility with those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.

•	Lastly, we commenced a cash tender offer to purchase during the second quarter of 2011 any and all of our 9.250% Debentures due 2021 (the 9.250% Debentures) and our 7.400% Debentures due 2035 (the 7.400% Debentures) outstanding. The 9.250% Debentures and the 7.400% Debentures will be purchased at a fixed spread pricing formula linked to the yield on a Referenced U.S. Treasury Security, plus accrued and unpaid interest. The actual amount of cash that may be received by a tendering holder will be affected by changes in such yield. We currently have $94.5 million and $360.0 million outstanding on the 9.250% and 7.400% Debentures, respectively. With respect to the Debentures tendered for purchase, we will incur a charge upon extinguishment for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the purchase in the second quarter of 2011.

We intend to use incremental borrowings under our revolving credit facility and cash on hand to fund the redemptions. We may also explore capital market opportunities to fund the redemptions if market conditions are favorable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 343 collection companies in 40 states and Puerto Rico. We own or operate 201 transfer stations, 195 active solid waste landfills and 74 recycling facilities. We also operate 73 landfill gas and renewable energy projects.
Revenue for the three months ended March 31, 2011 increased to $1,964.9 million compared to $1,957.7 million for the same period in 2010. Core price for the three months ended March 31, 2011 increased 1.0%, fuel surcharges increased 0.6% and commodity revenue increased 1.0%. Offsetting this revenue growth of 2.6% were decreases of 1.4% due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto effective December 31, 2010, 0.7% from volume declines and 0.1% related to divestitures.
The following table summarizes our operating revenue, costs and expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	2011		2010
Revenue	$1,964.9	100.0%	$1,957.7	100.0%
Expenses:
Cost of operations	1,159.7	59.0	1,136.8	58.1
Depreciation, amortization and depletion of property and equipment	187.1	9.5	185.4	9.5
Amortization of other intangible assets and other assets	18.7	1.0	17.6	0.9
Accretion	19.7	1.0	20.2	1.0
Selling, general and administrative	203.9	10.4	210.3	10.7
(Gain) loss on disposition of assets and impairments, net	(0.4)	—	0.5	—
Restructuring charges	—	—	5.6	0.3

Operating income	$376.2	19.1%	$381.3	19.5%

Our pre-tax income was $260.0 million for the three months ended March 31, 2011 versus $116.2 million for the comparable 2010 period. Our net income attributable to Republic Services, Inc. was $158.2 million for the three months ended March 31, 2011, or $0.41 per diluted share, versus $65.0 million, or $0.17 per diluted share for the comparable 2010 period.
During each of the three month periods ended March 31, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	2011			2010
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$260.0	$158.2	$0.41	$116.2	$65.0	$0.17
Loss on extinguishment of debt	1.8	1.1	0.01	132.3	83.4	0.22
Costs to achieve synergies	—	—	—	9.1	5.5	0.01
Restructuring charges	—	—	—	5.6	3.4	0.01
(Gain) loss on disposition of assets and impairments, net	(0.4)	0.4	—	0.5	0.3	—

Adjusted	$261.4	$159.7	$0.42	$263.7	$157.6	$0.41

We believe that the presentation of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share, which are not measures determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), provide an understanding of operational activities before the financial impact of certain non-operational items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Loss on extinguishment of debt. During the three months ended March 31, 2011, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.
During the three months ended March 31, 2010, we retired senior notes maturing in 2014 and 2015. We incurred a loss on extinguishment of debt of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes. Separately, we incurred a loss of $0.2 million in the first quarter of 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program which was terminated.
Costs to achieve synergies. During the three months ended March 31, 2010, we incurred $9.1 million of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily related to a synergy incentive plan as well as other integration costs. We expect to pay incentives earned under the plan during the first quarter of 2012.
Restructuring charges. During the three months ended March 31, 2010, we incurred $5.6 million of restructuring and integration charges related to our merger with Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of March 31, 2011, $1.9 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011.
(Gain) loss on disposition of assets and impairments, net. During the three months ended March 31, 2011, we recorded a net gain on the disposition of assets and impairments of $0.4 million primarily related to a divestiture in our Western Region. During the three months ended March 31, 2010, we recorded a net loss of $0.5 million for certain legal expenses and other costs for various acquisition and divestiture transaction activities.
Recent Developments
In the second quarter of 2011, we entered into certain financing transactions:
•	We notified the registered holders of our 7.125% Senior Notes due 2016 (the 7.125% Senior Notes) that we will redeem all of the notes outstanding in May 2011. The 7.125% Senior Notes will be redeemed at a price equal to 103.563% of the principal amount, of which $600.0 million is outstanding, plus accrued and unpaid interest. We expect to incur a charge upon extinguishment of the 7.125% Senior Notes of $82.7 million, of which $21.4 million is the cash premium.

•	Our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) was amended and restated to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that will allow us to increase availability under the Amended and Restated Credit Facility, at our option, by an aggregate amount up to $500 million, through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). The Amended and Restated Credit Facility contains customary affirmative and negative covenants, including, among other things, covenants requiring that we maintain certain financial ratios. We have the ability under the covenants in the Amended and Restated Credit Facility to pay dividends and to repurchase our common stock provided that we are in compliance with the covenants. Substantially all of our subsidiaries guarantee all obligations under the Amended and Restated Credit Facility.

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2, to our existing $1.75 billion credit facility (the Existing Credit Facility), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility with those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.

•	Lastly, we commenced a cash tender offer to purchase during the second quarter of 2011 any and all of our 9.250% Debentures due 2021 (the 9.250% Debentures) and our 7.400% Debentures due 2035 (the 7.400% Debentures) outstanding. The 9.250% Debentures and the 7.400% Debentures will be purchased at a fixed spread pricing formula linked to the yield on a Referenced U.S. Treasury Security, plus accrued and unpaid interest. The actual amount of cash that may be received by a tendering holder will be affected by changes in such yield. We currently have $94.5 million and $360.0 million outstanding on the 9.250% and 7.400% Debentures, respectively. With respect to the Debentures tendered for purchase, we will incur a charge upon extinguishment for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the purchase in the second quarter of 2011.

We intend to use incremental borrowings under our revolving credit facility and cash on hand to fund the redemption and tender offer. We may also explore capital market opportunities to fund the redemption and tender offer if market conditions are favorable.
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
The following table reflects our revenue by service line for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	2011		2010
Collection:
Residential	$525.7	26.7%	$534.7	27.3%
Commercial	618.1	31.5	621.5	31.7
Industrial	353.6	18.0	348.1	17.8
Other	7.9	0.4	6.9	0.4

Total collection	1,505.3	76.6	1,511.2	77.2

Transfer and disposal	674.1		692.4
Less: Intercompany	(344.9)		(357.5)

Transfer and disposal, net	329.2	16.8	334.9	17.1

Sale of materials	97.9	5.0	71.6	3.7
Other non-core	32.5	1.6	40.0	2.0

Other	130.4	6.6	111.6	5.7

Total revenue	$1,964.9	100.0%	$1,957.7	100.0%

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
The following table reflects changes in our core revenue for the three months ended March 31:

	2011	2010
Core price	1.0%	2.2%
Fuel surcharges	0.6	0.3
Commodities	1.0	1.8

Total price	2.6	4.3

Volume	(0.7)	(7.0)

San Mateo and Toronto contract losses	(1.4)	—

Total internal growth	0.5	(2.7)

Acquisitions / divestitures, net	(0.1)	(2.3)

Total	0.4%	(5.0)%

During the three months ended March 31, 2011, our total price increased 2.6% primarily due to core price increases and commodity price increases. Our San Mateo County contract and our transportation and disposal contract with the City of Toronto ended effective December 31, 2010 which reduced our internal revenue growth by 1.4%. Our collection and transfer station lines of business continue to experience declines in volume due to the challenging economic environment; however our landfill line of business experienced positive volume growth primarily due to special waste volumes.

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
The following table summarizes the major components of our cost of operations for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	2011		2010
Labor and related benefits	$377.3	19.2%	$375.7	19.2%
Transfer and disposal costs	148.8	7.6	155.5	7.9
Maintenance and repairs	147.4	7.5	146.4	7.5
Transportation and subcontract costs	98.5	5.0	113.6	5.8
Fuel	118.3	6.0	94.7	4.8
Franchise fees and taxes	91.8	4.7	93.8	4.8
Landfill operating costs	27.9	1.4	28.3	1.4
Risk management	47.9	2.4	38.3	2.0
Cost of goods sold	33.2	1.7	23.2	1.2
Other	68.6	3.5	67.3	3.5

Total cost of operations	$1,159.7	59.0%	$1,136.8	58.1%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations as a percentage of revenue increased 0.9% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily as a result of the following:
•	Average fuel costs per gallon for the three months ended March 31, 2011 were $3.63 versus $2.85 for the comparable 2010 period, an increase of $0.78 or 27%.

•	Risk management costs increased as we experienced lower favorable actuarial development during the three months ended March 31, 2011 than during the comparable 2010 period.

•	Cost of goods sold increased primarily as a result of changes in the market prices of commodities for the three months ended March 31, 2011 versus the comparable 2010 period. Average prices for old corrugated cardboard (OCC) for the three months ended March 31, 2011 were $161.85 per ton versus $145.02 per ton for the comparable 2010 period, an increase of $16.83 or 11.6%. Average prices of old newspaper (ONP) for the three months ended March 31, 2011 were $146.87 per ton versus $103.32 per ton for the comparable 2010 period, an increase of $43.55 per ton or 42.2%.
Partially offset by:
•	Transportation and subcontract costs decreased during the three months ended March 31, 2011 versus the comparable 2010 period primarily due to the loss of transportation and disposal contract with the City of Toronto.

During the three months ended March 31, 2011, approximately 66%, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), compared to 68% for the comparable 2010 period. The decline in internalization is primarily due to the loss of certain contracts.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	2011		2010
Depreciation and amortization of property and equipment	$127.5	6.5%	$129.0	6.6%
Landfill depletion and amortization	59.6	3.0	56.4	2.9

Depreciation, amortization and depletion expense	$187.1	9.5%	$185.4	9.5%

Depreciation, amortization and depletion expenses for property and equipment were $187.1 million and $185.4 million or, 9.5% as a percentage of revenue, for the three months ended March 31, 2011 and 2010, respectively.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $18.7 million and $17.6 million or, as a percentage of revenue, 1.0% and 0.9% for the three months ended March 31, 2011 and 2010, respectively. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.
Accretion Expenses
Accretion expenses were $19.7 million and $20.2 million or, as a percentage of revenue, 1.0% for the three months ended March 31, 2011 and 2010, respectively. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table provides the components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	2011		2010
Salaries	$135.7	6.9%	$133.8	6.8%
Provision for doubtful accounts	0.4	—	2.5	0.1
Costs to achieve synergies	—	—	9.1	0.5
Other	67.8	3.5	64.9	3.3

Total selling, general and administrative expenses	$203.9	10.4%	$210.3	10.7%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, care should be taken when comparing our selling, general and administrative expenses by cost component to that of other companies.

The provision for doubtful accounts decreased 0.1%, as a percentage of revenue, for the three months ended March 31, 2011 versus the comparable 2010 period, due primarily to lower provisions required for customer accounts.
During the three months ended March 31, 2010, we incurred $9.1 million of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. All costs related to the synergy plan have been accrued as of December 31, 2010. We expect to pay incentives earned under the plan during the first quarter of 2012.
(Gain) Loss on Disposition of Assets and Impairments, Net
During the three months ended March 31, 2011, we recorded a net gain on the disposition of assets and impairments of $0.4 million primarily related to a divestiture in our Western Region. During the three months ended March 31, 2010, we recorded $0.5 million for certain legal expenses and other costs for various acquisition and divestiture transaction activities.
Restructuring Charges
During the three months ended March 31, 2010, we incurred $5.6 million of restructuring and integration charges related to our merger with Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of March 31, 2011, $1.9 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011. We did not incur any such charges during the three months ended March 31, 2011.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied for the three months ended March 31 (in millions):

	2011	2010
Interest expense on debt and capital lease obligations	$94.7	$107.0
Accretion of debt discounts	10.1	16.2
Accretion of remediation and risk reserves	12.1	12.2
Less: capitalized interest	(1.2)	(0.9)

Total interest expense	$115.7	$134.5

The decrease in interest expense and accretion of debt discounts during the three months ended March 31, 2011 versus the comparable 2010 period is primarily due to refinancing certain of our higher interest rate debt in 2010. Cash paid for interest was $111.2 million and $120.1 million for the three months ended March 31, 2011 and 2010, respectively.
The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is amortized as interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of March 31, 2011 on the outstanding debt assumed from Allied are as follows:

		Expected
		Amortization
	Remaining	Over the Next
	Discount	Twelve Months
$275.0 million 6.375% senior notes due April 2011	$0.3	$0.3
$600.0 million 7.125% senior notes due May 2016	62.1	9.9
$750.0 million 6.875% senior notes due June 2017	83.5	10.6
$99.5 million 9.250% debentures due May 2021	5.7	0.4
$360.0 million 7.400% debentures due September 2035	92.2	0.9
Other, maturing 2014 through 2018	21.2	2.7

Total	$265.0	$24.8

Loss on extinguishment of debt
During the three months ended March 31, 2011, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.
During the three months ended March 31, 2010, we retired senior notes maturing in 2014 and 2015. We incurred a loss on extinguishment of debt of $132.1 million for premiums paid to repurchase debt, to write-off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes. Separately, we incurred a loss of $0.2 million in the first quarter of 2010 related to the write-off of unamortized deferred issuance costs associated with the accounts receivable securitization program which was terminated.
Income Taxes
Our provision for income taxes was $101.9 million and $51.0 million for the three months ended March 31, 2011 and 2010, respectively. Our effective income tax rate was 39.2% and 44.0% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2010 was higher than anticipated due to the loss on extinguishment of debt which lowered pre-tax earnings.
In the future we may choose to divest of certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.
Reportable Segments
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three months ended March 31, 2011 and 2010 is shown in the following table (in millions of dollars and as a percentage of revenue):

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Three Months Ended March 31, 2011:
Eastern	$501.4	$51.4	$(0.9)	$117.7	23.5%
Midwestern	418.9	51.5	(0.5)	80.4	19.2
Southern	494.7	54.8	(0.1)	119.4	24.1
Western	528.8	55.3	1.6	123.0	23.3
Corporate entities	21.1	12.5	0.3	(64.3)	—

Total	$1,964.9	$225.5	$0.4	$376.2	19.1%

Three Months Ended March 31, 2010:
Eastern	$502.1	$51.6	$(0.4)	$128.2	25.5%
Midwestern	414.8	51.9	—	88.7	21.4
Southern	489.6	57.6	—	120.5	24.6
Western	525.8	49.5	(0.1)	130.6	24.8
Corporate entities	25.4	12.6	—	(86.7)	—

Total	$1,957.7	$223.2	$(0.5)	$381.3	19.5%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2011 with 2010 are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
Eastern Region
Revenue for the three months ended March 31, 2011 benefited from core price growth in all lines of business except residential collection versus the comparable 2010 period. We experienced volume increases in all lines of business except commercial collection and transfer station.
For the three months ended March 31, 2011, operating margins were 23.5% versus 25.5% for the comparable 2010 period. The decrease in operating margins for the three months ended March 31, 2011 versus the comparable 2010 period is due primarily to higher fuel and risk management costs, and remediation costs due to a first quarter of 2010 insurance recovery. These costs were partially offset by lower disposal, subcontract and transportation costs as a result of a decline in subcontract volumes and an increase in landfill special waste which carries little to no associated disposal cost.
Midwestern Region
Revenue for the three months ended March 31, 2011 benefited from core price growth in all lines of business and an increase in commodity revenue. These increases were offset by volume declines including the expiration of the City of Toronto transportation and disposal contract.
For the three months ended March 31, 2011, operating margins were 19.2% versus 21.4% for the comparable 2010 period. The decrease in operating margins is due primarily to higher fuel, costs of commodities sold and legal settlements.
Southern Region

Revenue for the three months ended March 31, 2011 benefited from core price growth in all collection lines of business and an increase in commodity revenues. These increases were partially offset by volume declines in our commercial and residential collection lines of business.
For the three months ended March 31, 2011, operating margins were 24.1%, versus 24.6% for the comparable 2010 period. The decrease in operating margins for the three months ended March 31, 2011 versus the comparable 2010 period is due primarily to higher fuel and risk management and costs of commodities sold, partially offset by lower disposal costs due to an increase in landfill special waste which carries little to no associated disposal cost .
Western Region
Revenue for the three months ended March 31, 2011 benefited from core price growth in all lines of business and an increase in commodity revenues. Offsetting these increases were volume declines primarily related to the loss of the San Mateo contract. Included in the net volume decline was an increase in landfill special waste.
For the three months ended March 31, 2011, operating margins were 23.3% versus 24.8% for the comparable 2010 period. The decrease in operating margins is due primarily to higher fuel and risk management costs and the impact of a $5.7 million first quarter of 2010 favorable adjustment to amortization expense for asset retirement obligations. These cost increases were partially offset by lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract.
Corporate Entities
For the three months ended March 31, 2011, operating income improved $22.4 million. During the three months ended March 31, 2010, we incurred $9.1 million of incremental costs to achieve our synergy plan and $5.6 million of restructuring and integration charges related to our merger with Allied that are recorded in our corporate segment. We did not incur these expenses during the comparable 2011 period.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the three months ended March 31, 2011:

	Balance	Landfills	Permits		Balance
	as of	Acquired,	Granted,		as of
	December 31,	Net of	Net of	Airspace	March 31,
	2010	Divestitures	Closures	Consumed	2011
Cubic yards (in millions):
Permitted airspace	4,595.5	8.5	9.8	(18.3)	4,595.5
Probable expansion airspace	149.1	—	—	—	149.1

Total cubic yards (in millions)	4,744.6	8.5	9.8	(18.3)	4,744.6

Number of sites:
Permitted airspace	193	2	—		195

Probable expansion airspace	8	—	—		8

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
As of March 31, 2011, we owned or operated 195 active solid waste landfills with total available disposal capacity estimated to be 4.7 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2011, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.1 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the three months ended March 31, 2011, total available airspace increased by 18.3 million cubic yards due to new expansions and an acquisition offset by 18.3 million cubic yards of airspace consumed.
As of March 31, 2011, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 47 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 55 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2011, accrued final capping, closure and post-closure costs were $1,061.7 million, of which $92.9 million is current and $968.8 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2011 is $65.5 million, of which $4.2 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $56 million to $78 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 at which time we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of March 31, 2011 is $46.2 million, of which $2.3 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $36 million to $63 million.
Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of March 31, 2011 is $37.0 million, of which $14.1 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $28 million to $43 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2011 is $82.9 million, of which $4.2 million is expected to be paid during 2011. We believe the reasonably possible range of loss for remediation costs is $45 million to $145 million.
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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the three months ended March 31, 2011 and the future expected investment as of March 31, 2011 (in millions):

				Non-cash		Adjustments
	Balance			Additions	Transfers	for	Balance
	as of		Acquisitions	for Asset	and	Asset	as of
	December 31,	Capital	Net of	Retirement	Other	Retirement	March 31,
	2010	Additions	Divestitures	Obligations	Adjustments	Obligations	2011
Non-depletable landfill land	$158.0	$—	$—	$—	$—	$—	$158.0
Landfill development costs	4,575.2	0.2	9.4	7.6	47.7	(1.6)	4,638.5
Construction-in-progress - landfill	133.2	32.2	—	—	(48.8)	—	116.6
Accumulated depletion and amortization	(1,504.6)	(59.8)	—	—	—	0.1	(1,564.3)

Net investment in landfill land and development costs	$3,361.8	$(27.4)	$9.4	$7.6	$(1.1)	$(1.5)	$3,348.8

	Balance
	as of	Expected	Total
	March 31,	Future	Expected
	2011	Investment	Investment
Non-depletable landfill land	$158.0	$—	$158.0
Landfill development costs	4,638.5	6,373.3	11,011.8
Construction-in-progress landfill	116.6	—	116.6
Accumulated depletion and amortization	(1,564.3)	—	(1,564.3)

Net investment in landfill land and development costs	$3,348.8	$6,373.3	$9,722.1

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31:

	2011	2010
Number of landfills owned or operated	195	190

Net investment, excluding non-depletable land (in millions)	$3,190.8	$3,160.5
Total estimated available disposal capacity (in millions of cubic yards)	4,744.6	4,655.6

Net investment per cubic yard	$0.67	$0.68

Landfill depletion and amortization expense (in millions)	$59.6	$56.4
Accretion expense (in millions)	19.7	20.2

	$79.3	$76.6

Airspace consumed (in millions of cubic yards)	18.3	19.3

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.33	$3.97

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions.
During the three months ended March 31, 2011, our weighted-average compaction rate was approximately 1,800 pounds per cubic yard based on our three-year historical moving average as compared to 1,700 pounds per cubic yard for the three months ended March 31, 2010. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of March 31, 2011, we expect to spend an estimated additional $6.4 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.6 billion or $2.02 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2011 and 2010 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	7.6	—	—
Acquisition and other adjustments	—	2.7	—	—
Asset retirement obligation adjustments	—	(1.6)	—	—
Accretion expense	—	19.7	8.3	1.5
Additions charged to expense	0.4	—	—	102.0
Payments or usage	(5.9)	(13.2)	(8.5)	(94.4)

Balance, March 31, 2011	45.4	1,061.7	551.9	426.3
Less: Current portion	(45.4)	(92.9)	(87.1)	(114.3)

Long-term portion	$—	$968.8	$464.8	$312.0

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash additions	—	7.2	—	—
Acquisition and other adjustments	—	0.5	1.5	—
Accretion expense	—	(5.4)	—	—
Additions charged to expense	—	20.2	7.3	2.1
Transfers to assets held for sale	2.5	—	2.3	86.3
Payments or usage	(5.0)	(10.5)	(11.5)	(87.5)

Balance, March 31, 2010	52.7	1,086.5	553.7	413.8
Less: Current portion	(52.7)	(135.7)	(105.3)	(113.5)

Long-term portion	$—	$950.8	$448.4	$300.3

As of March 31, 2011, accounts receivable were $839.5 million, net of allowance for doubtful accounts of $45.4 million, resulting in days sales outstanding of 39, or 24 days net of deferred revenue. In addition, at March 31, 2011, our accounts receivable in excess of 90 days old totaled $52.7 million, or 5.96% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2011 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments	Impairments,
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	March 31,
	2010	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2011
Other land	$391.9	$—	$(0.4)	$0.3	$—	$—	$—	$391.8
Non-depletable landfill land	158.0	—	—	—	—	—	—	158.0
Landfill development costs	4,575.2	0.2	—	9.4	7.6	(1.6)	47.7	4,638.5
Vehicles and equipment	4,142.1	131.6	(25.9)	(1.8)	—	—	(0.4)	4,245.6
Buildings and improvements	768.5	0.8	—	2.4	—	—	7.4	779.1
Construction-in-progress - landfill	133.2	32.2	—	—	—	—	(48.8)	116.6
Construction-in-progress - other	27.2	4.2	—	—	—	—	(7.4)	24.0

Total	$10,196.1	$169.0	$(26.3)	$10.3	$7.6	$(1.6)	$(1.5)	$10,353.6

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	March 31,
	2010	Expense	Retirements	Divestitures	Obligations	2011
Landfill development costs	$(1,504.6)	$(59.8)	$—	$—	$0.1	$(1,564.3)
Vehicles and equipment	(1,820.6)	(119.8)	22.4	3.5	—	(1,914.5)
Buildings and improvements	(172.4)	(8.8)	—	—	—	(181.2)

Total	$(3,497.6)	$(188.4)	$22.4	$3.5	$0.1	$(3,660.0)

Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2011 and 2010 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$433.7	$299.1
Net cash used in investing activities	(294.3)	(184.1)
Net cash used in financing activities	(159.8)	(81.6)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2011 and 2010 are summarized below:
Earnings increase. Our net income increased by $92.9 million during the three months ended March 31, 2011 versus the comparable 2010 period. During the three months ended March 31, 2010, we incurred a loss of $132.3 million during the three months ended March 31, 2010 for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes versus $1.8 million incurred during the current quarter.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities increased our cash flow from operations by $10.6 million in 2011 versus a decrease of $104.2 million in 2010, primarily as a result of the following:
•	During the three months ended March 31, 2011 we received a net income tax refund of $49.8 million primarily due to the December 2010 tax law change for bonus depreciation. During the three month ended March 31, 2010 we paid $60.1 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•	Cash paid for interest was $8.9 million lower during the three months ended March 31, 2011 than the comparable prior-year period primarily due to refinancing our higher interest rate debt in the second half of 2009 and the first quarter of 2010 and the timing of interest payments.
Cash paid for restructuring and synergy related charges was $6.2 million lower during the three months ended March 31, 2011 than the comparable prior-year period.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2011 and 2010 are summarized below:
Capital expenditures. Capital expenditures during the three months ended March 31, 2011 were $297.2 million, compared with $208.4 million in the comparable 2010 period. During 2011, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2011 to be approximately $750 million, which excludes $120 million of property and equipment received during 2010 but paid for during 2011.
Cash used in acquisitions. During the three months ended March 31, 2011, we acquired various solid waste businesses for which we paid $16.5 million.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $7.9 million and $18.6 million to our investing activities during the three months ended March 31, 2011 and 2010, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for future business acquisitions.
Cash Flows Provided by (Used in) Financing Activities
The most significant items affecting the comparison of our cash flows from financing activities for the three months ended March 31, 2011 and 2010 are summarized below:
Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $55.4 million during the three months ended March 31, 2011 versus net proceeds of $32.5 million in the comparable 2010 period.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax-exempt financings as well as purchasing and retiring certain indebtedness were $1.6 million during the three months ended March 31, 2011 versus $51.2 million in the comparable 2010 period.
Purchases of common stock for treasury. In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011. Through March 31, 2011, we repurchased 6.4 million shares of our stock for $188.5 million at a weighted average cost per share of $29.25. During the three months ended March 31, 2011, we repurchased 5.0 million shares for $147.4 million at a weighted average cost per share of $29.48.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends paid were $76.7 million and $72.4 million for the three months ended March 31, 2011 and 2010, respectively.
Financial Condition
As of March 31, 2011, we had $67.9 million of cash and cash equivalents, and $164.9 million of restricted cash deposits and restricted marketable securities, including $29.4 million of restricted cash held for capital expenditures under certain debt facilities.
Our $1.0 billion revolving credit facility due April 2012 and our $1.75 billion revolving credit facility due September 2013 (collectively, Credit Facilities) bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings

(all as defined in the agreements). As of March 31, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.58% and 1.56%, respectively. Our Credit Facilities are also subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $402.0 million and $75.0 million of Eurodollar Rate borrowings as of March 31, 2011 and December 31, 2010, respectively. We had $990.6 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,357.4 million and $1,637.5 million of availability under our Credit Facilities at March 31, 2011 and December 31, 2010, respectively.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At March 31, 2011, our EBITDA to interest ratio was 4.86 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.85 compared to the 3.25 maximum allowed by the covenants. At March 31, 2011, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2011.
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
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three months ended March 31, 2011 we entered into a number of interest rate lock agreements maturing May 31, 2011, having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of a planned issuance of senior notes in the second quarter 2011. Upon expected issuance of the notes, we will terminate the interest rate locks and settle with our counterparties.
At March 31, 2011, we had $1,151.3 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at prevailing market rates ranging from 0.22% to 8.25% at March 31, 2011 and have maturities ranging from 2012 to 2035. As of March 31, 2011, we had $29.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
During the three months ended March 31, 2011, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.
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
In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the write off of the relative portion of unamortized note discounts and debt issue costs.
Refer to Recent Developments for certain financing transactions occurring in the second quarter of 2011.

Credit Rating
We have received investment grade credit ratings. As of March 31, 2011, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively. On April 21, 2011 Moody’s raised our outlook from Stable to Positive.
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
The following table calculates our free cash flow for the three months ended March 31 (in millions):

	2011	2010
Cash provided by operating activities	$433.7	$299.1
Purchases of property and equipment	(297.2)	(208.4)
Proceeds from sales of property and equipment	6.9	5.9

Free cash flow	$143.4	$96.6

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table provides a reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three months ended March 31 (in millions):

	2011	2010
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$297.2	$208.4
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(128.2)	(80.1)

Property and equipment received during the period	$169.0	$128.3

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our unaudited consolidated statements of cash flows.
We believe that the presentation of free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade credit rating and minimizing debt, paying cash dividends and repurchasing common stock, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

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
Contingencies
For a description of our commitments and contingencies, see Note 5, Landfill and Environmental Costs, Note 7, Income Taxes, and Note 12, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about the expected benefits of the merger and our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the impact on us of our substantial indebtedness, including on our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements;

•	general economic and market conditions, including the current global economic and financial market crisis, inflation and changes in commodity pricing, fuel, labor, risk and health insurance and other variable costs that are generally not within our control, and our exposure to credit and counterparty risk;

•	whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, and projected costs and expenses related to our landfills and property and equipment (including our estimates of the fair values of the assets and liabilities acquired in our acquisition of Allied), and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste industry;

•	the fact that price increases to our customers may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

•	our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;

•	severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies; and

•	acts of war, riots or terrorism, including the events taking place in the Middle East and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by $1.4 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the three months ended March 31, 2011 and 2010 were $97.9 million and $71.6 million, respectively.
See Note 10, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our recycling commodities hedges.
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At March 31, 2011, we had $1.3 billion of floating rate debt and $0.2 billion of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 6, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the period covered by this Form 10-Q identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below or in Note 7 to our unaudited consolidated financial statements, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 4 to our unaudited consolidated financial statements, Other Liabilities-Self-Insurance Reserves; (ii) tax-related matters, which are discussed in Note 7 to our unaudited consolidated financial statements, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 5 to our unaudited consolidated financial statements, Landfill and Environmental Costs. Please see our unaudited consolidated financial statements included in this Form 10-Q under Item 1 for information about these matters.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $115 million relating to our outstanding legal proceedings as of March 31, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $119 million higher than the amount recorded as of March 31, 2011.
General Legal Proceedings
Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around Countywide sued Republic Services, Inc. and Republic-Ohio for alleged negligence and nuisance. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, have been named as defendants as well. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. The court has consolidated the two actions. We have assumed both the defense and the liability of the Waste Management entities in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs’ qualified statutory public nuisance claims. We will continue to vigorously defend against the plaintiffs’ allegations in the consolidated action.

Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of $9.0 million. We have appealed, oral argument was held in the Court of Appeals on February 14, 2011, and we are awaiting the court’s ruling. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
Litigation Related to Fuel and Administrative Fees
On November 20, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery is underway. Plaintiff’s deadline for moving for class certification is November 10, 2011. Plaintiff has not specified the amount of damages sought. Although the range of reasonably possible loss cannot be estimated, we do not believe that this matter will have a material impact on our consolidated financial positions, results of operations or cash flows. We will continue to vigorously defend the claims in this lawsuit.
Proxy Disclosure Matter
In late 2009, a stockholder sued Republic Services, Inc. in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (EIP) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP does not comply with Section 162(m) of the Internal Revenue Code. Defendants’ motions to dismiss plaintiff’s complaint have been fully briefed. On March 30, 2011, the court granted the company’s motion to dismiss the proxy disclosure claim with prejudice for failure to state a claim, and dismissed the derivative action without prejudice for lack of jurisdiction. The rules grant plaintiff 30 days in which to file a notice of appeal.
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

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,400 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. Discovery is ongoing. We intend to vigorously defend against the plaintiffs’ allegations in this action.
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and oral argument is scheduled for August, 2011. The parties have held one mediation session and expect to hold additional sessions. If the mediation does not resolve the matter, we intend to continue to defend this lawsuit vigorously.
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
On March 2, 2011, the U.S. Environmental Protection Agency (EPA) Region IX and the San Joaquin Valley Air Pollution Control District filed a civil action against Forward, Inc. in the U.S. District Court for the Northern District of California. The complaint seeks civil penalties of up to $75,000 for each day of alleged violation, an order directing Forward to comply with various Clean Air Act regulations and the landfill’s Title V permit, and unspecified injunctive relief. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, submitting inaccurate compliance certifications, and operating a compost facility and associated equipment without a permit. We are undergoing nonbinding mediation with the agencies as we continue to vigorously defend against the allegations.
Sunshine Canyon Matter
On November 17, 2009, the South Coast Air Quality Management District (SCAQMD) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints and notices of violation alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The SCAQMD’s independent Hearing Board held a series of public hearings between December 2009 and March 2010, after which it issued a final order (Order) that requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. In July 2010, the Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. While the District prosecutor’s office has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty. In September 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring the implementation of certain corrective measures aimed at reducing odors. Since September 2010 and continuing into 2011, Sunshine Canyon has received several Notices of Violation from the SCAQMD based on confirmed odor complaints from the neighborhood near the landfill.
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
Queen Creek Matter
The Maricopa County Air Quality Department issued a Notice of Violation (NOV) to the Maricopa County Solid Waste Department in March 2010 and to the Town of Queen Creek (Queen Creek) and Allied Waste Industries (Arizona), Inc. (Allied Waste) in October 2010 relating to the Queen Creek Landfill (Landfill). The NOV alleges violations of the Clean Air Act relating to the Landfill while it was in operation. The Landfill was owned by Maricopa County and operated by Allied Waste under contract with Queen Creek between 1996 and 2007, at which time it was closed. The NOV alleges the failure to design, install and operate a landfill gas collection control system, failure to timely apply for an air quality permit, and failure to provide required reports relating to landfill capacity, status and closure. Under the terms of several intergovernmental agreements between Maricopa County and Queen Creek, Maricopa County agreed to be responsible for the majority of activities that are the subject of the NOVs and to indemnify Queen Creek and its contractors for Maricopa County’s failure to meet its obligations under the agreements. We will vigorously defend against the allegations and seek indemnification from Maricopa County.
ITEM 1A. RISK FACTORS.
There were no material changes during the three months ended March 31, 2011 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2011:

			Total Number of	Approximate Dollar
	Total Number of		Shares Purchased as	Value of Shares that
	Shares (or Units)	Average Price Paid	Part of Publicly	May Yet Be Purchased
	Purchased (a)	per Share (a)	Announced Program (b)	Under the Program (c)
January	16,189	$29.86	—	$358,860,447
February	1,905,213	29.75	1,905,213	$302,171,850
March	3,094,792	29.31	3,093,481	$211,506,760

	5,016,194	$29.48	4,998,694

(a)	Our board of directors has approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. Share repurchases under the 2010 Program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the 2010 Program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2010 Program may be extended, suspended or discontinued at any time.

(b)	The total number of shares purchased during the first quarter of 2011 includes: (i) 4,998,694 shares of common stock purchased pursuant to the 2010 Program; and (ii) 17,500 shares of common stock surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees. We expect to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

(c)	Shares that may be purchased under the program excludes 17,500 shares of common stock surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.
Date: April 28, 2011	By:	/s/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2011	By:	/s/ CHARLES F. SERIANNI
Charles F. Serianni
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)