Form 10-Q
period 2011-06-30
REPUBLIC SERVICES, INC.
filed 2011-07-29
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
OR

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 1-14267
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	65-0716904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18500 NORTH ALLIED WAY
PHOENIX, ARIZONA	85054
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 20, 2011, the registrant had outstanding 376,530,530 shares of Common Stock, par value $.01 per share (excluding treasury shares of 25,219,427).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320.5	$88.3
Accounts receivable, less allowance for doubtful accounts of $47.1 and $50.9, respectively	872.3	828.9
Prepaid expenses and other current assets	169.6	207.4
Deferred tax assets	117.2	121.5

Total current assets	1,479.6	1,246.1
Restricted cash and marketable securities	160.1	172.8
Property and equipment, net	6,702.7	6,698.5
Goodwill	10,640.2	10,655.3
Other intangible assets, net	439.2	451.3
Other assets	260.2	237.9

Total assets	$19,682.0	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476.8	$606.5
Notes payable and current maturities of long-term debt	397.8	878.5
Deferred revenue	304.9	295.1
Accrued landfill and environmental costs, current portion	187.9	182.0
Accrued interest	84.4	93.1
Other accrued liabilities	752.2	621.3

Total current liabilities	2,204.0	2,676.5
Long-term debt, net of current maturities	6,907.7	5,865.1
Accrued landfill and environmental costs, net of current portion	1,433.8	1,416.6
Deferred income taxes and other long-term tax liabilities	975.7	1,044.8
Self-insurance reserves, net of current portion	299.6	304.5
Other long-term liabilities	194.5	305.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 401.6 and 400.2 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,477.1	6,431.1
Retained earnings	1,943.5	1,890.3
Treasury stock, at cost (25.1 and 16.5 shares, respectively)	(763.7)	(500.8)
Accumulated other comprehensive income, net of tax	3.8	21.9

Total Republic Services, Inc. stockholders’ equity	7,664.7	7,846.5
Noncontrolling interests	2.0	2.4

Total stockholders’ equity	7,666.7	7,848.9

Total liabilities and stockholders’ equity	$19,682.0	$19,461.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$2,086.6	$2,066.4	$4,051.5	$4,024.1
Expenses:
Cost of operations	1,237.8	1,218.3	2,397.5	2,355.1
Depreciation, amortization and depletion	208.6	213.8	414.4	416.8
Accretion	19.5	20.2	39.2	40.4
Selling, general and administrative	200.1	210.8	404.0	421.1
Loss on disposition of assets and impairments, net	19.4	1.1	19.0	1.6
Restructuring charges	—	1.4	—	7.0

Operating income	401.2	400.8	777.4	782.1
Interest expense	(111.4)	(130.5)	(227.1)	(265.0)
Loss on extinguishment of debt	(199.5)	—	(201.3)	(132.3)
Interest income	0.1	0.1	0.3	0.1
Other income, net	0.9	(0.1)	2.0	1.6

Income before income taxes	91.3	270.3	351.3	386.5
Provision for income taxes	45.1	110.4	147.0	161.4

Net income	46.2	159.9	204.3	225.1
Net loss (income) attributable to noncontrolling interests	0.3	(0.2)	0.4	(0.4)

Net income attributable to Republic Services, Inc.	$46.5	$159.7	$204.7	$224.7

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.12	$0.42	$0.54	$0.59

Weighted average common shares outstanding	378.2	382.5	380.2	382.0

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.12	$0.42	$0.54	$0.59

Weighted average common and common equivalent shares outstanding	380.2	384.7	382.1	384.0

Cash dividends per common share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

		Republic Services, Inc. Stockholders’ Equity
								Accumulated
								Other
				Additional				Comprehensive
		Common Stock		Paid-In	Retained	Treasury Stock		Income (Loss),	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2010	$7,848.9	400.2	$4.0	$6,431.1	$1,890.3	(16.5)	$(500.8)	$21.9	$2.4
Net income	204.3	—	—	—	204.7	—	—	—	(0.4)
Other comprehensive loss	(18.1)	—	—	—	—	—	—	(18.1)	—
Cash dividends declared	(151.1)	—	—	—	(151.1)	—	—	—	—
Issuances of common stock	33.5	1.4	—	33.5	—	—	—	—	—
Stock-based compensation	12.1	—	—	12.5	(0.4)	—	—	—	—
Purchase of common stock for treasury	(262.9)	—	—	—	—	(8.6)	(262.9)	—	—

Balance as of June 30, 2011	$7,666.7	401.6	$4.0	$6,477.1	$1,943.5	(25.1)	$(763.7)	$3.8	$2.0

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities:
Net income	$204.3	$225.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	256.0	255.9
Landfill depletion and amortization	120.8	125.7
Amortization of intangible and other assets	37.6	35.2
Accretion	39.2	40.4
Non-cash interest expense — debt	16.1	28.6
Non-cash interest expense — other	24.5	24.2
Stock-based compensation	12.1	12.0
Deferred tax benefit	(58.3)	(58.3)
Provision for doubtful accounts, net of adjustments	6.1	10.3
Excess income tax benefit from stock option exercises	(2.1)	(1.8)
Asset impairments	39.4	0.5
Loss on extinguishment of debt	201.3	132.3
Gain on disposition of assets, net	(29.8)	(6.5)
Other non-cash items	(5.1)	0.8
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(47.6)	(43.9)
Prepaid expenses and other assets	32.0	(1.8)
Accounts payable	(33.1)	(62.8)
Restructuring and synergy related expenditures	(2.7)	(13.0)
Capping, closure and post-closure expenditures	(35.2)	(28.0)
Remediation expenditures	(16.2)	(23.4)
Other liabilities	36.3	(56.7)

Cash provided by operating activities	795.6	594.8

Cash used in investing activities:
Purchases of property and equipment	(481.7)	(385.4)
Proceeds from sales of property and equipment	16.3	12.6
Cash used in acquisitions, net of cash acquired	(28.0)	(0.8)
Cash proceeds from divestitures, net of cash divested	10.4	—
Change in restricted cash and marketable securities	12.7	(76.0)
Other	(1.9)	0.1

Cash used in investing activities	(472.2)	(449.5)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	819.5	1,020.2
Proceeds from issuance of senior notes, net of discount	1,844.9	1,499.4
Payments of notes payable and long-term debt	(2,228.3)	(2,494.8)
Premiums paid on extinguishment of debt	(86.8)	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(58.6)	(20.8)
Issuances of common stock	31.4	34.3
Excess income tax benefit from stock option exercises	2.1	1.8
Purchases of common stock for treasury	(262.9)	(1.4)
Cash dividends paid	(152.5)	(144.9)
Distributions paid to noncontrolling interests	—	(0.7)

Cash used in financing activities	(91.2)	(137.3)

Increase in cash and cash equivalents	232.2	8.0
Cash and cash equivalents at beginning of period	88.3	48.0

Cash and cash equivalents at end of period	$320.5	$56.0

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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany accounts and transactions have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. You should read these interim financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
Management’s Estimates and Assumptions
In preparing our financial statements, we include numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, final capping, closure and post-closure costs and the recoverability of goodwill; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; and our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Goodwill Impairment Test
In December 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. We adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial position or results of operations.
Other Comprehensive Income
In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We will adopt this new presentation standard as of the beginning of 2012. The adoption of this standard will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.
2. BUSINESS ACQUISITIONS, DISPOSITION OF ASSETS AND ASSET IMPAIRMENTS
Acquisitions
We acquired various solid waste businesses during the six months ended June 30, 2011 and 2010. These acquisitions resulted in cash used of $28.0 million and $0.8 million, respectively. The purchase price paid for these acquisitions and the allocation of the purchase price as of June 30 are as follows (in millions):

	2011	2010
Purchase price:
Cash used in acquisitions, net of cash acquired	$28.0	$0.8
Fair value of operations surrendered	47.8	—
Holdbacks	1.0	0.5

Total	76.8	1.3

Allocated as follows:
Working capital	6.4	—
Property and equipment	41.6	0.9
Other liabilities, net	(6.5)	(0.2)

Net book value of assets acquired and liabilities assumed	41.5	0.7

Excess purchase price to be allocated	$35.3	$0.6

Excess purchase price to be allocated as follows:
Other intangible assets	24.5	0.6
Goodwill	10.8	—

Total allocated	$35.3	$0.6

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.
Disposition of Assets and Asset Impairments
We disposed of various solid waste assets during the three and six months ended June 30, 2011. These divestitures resulted in cash proceeds of $5.5 million and $10.4 million, respectively. The components of the loss on disposition of assets and impairments, net during the three and six months ended June 30, 2011 are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Gain on the disposition of businesses	$(17.1)	$(17.1)
Southern Region landfill asset impairment	28.5	28.5
Western Region asset impairment	7.2	7.2
All other, net	0.8	0.4

Loss on disposition of assets and impairments, net	$19.4	$19.0

We disposed of businesses in three markets in our Southern Region during the three months ended June 30, 2011, resulting in a gain of $17.1 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.5 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Separately, during the three months ended June 30, 2011, we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill in our Western Region.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by operating segment is as follows (in millions):

	Balance at			Adjustments	Balance at
	December 31,			to	June 30,
	2010	Acquisitions	Divestitures	Acquisitions	2011
Eastern	$2,791.9	$3.6	$(0.7)	$(0.5)	$2,794.3
Midwestern	2,129.6	4.8	—	—	2,134.4
Southern	2,721.8	2.4	(19.5)	(0.4)	2,704.3
Western	3,012.0	—	(4.3)	(0.5)	3,007.2

Total	$10,655.3	$10.8	$(24.5)	$(1.4)	$10,640.2

	Balance at			Adjustments	Balance at
	December 31,			to	June 30,
	2009	Acquisitions	Divestitures	Acquisitions	2010
Eastern	$2,818.5	$—	$—	$(1.4)	$2,817.1
Midwestern	2,118.2	—	—	(1.1)	2,117.1
Southern	2,724.7	—	—	(1.5)	2,723.2
Western	3,005.7	—	—	(1.7)	3,004.0

Total	$10,667.1	$—	$—	$(5.7)	$10,661.4

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows (in millions):

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at		Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,		June 30,	December 31,	Charged	June 30,	June 30,
	2010	Acquisitions	2011	2010	to Expense	2011	2011
Customer relationships, franchise and other municipal agreements	$537.1	$21.6	$558.7	$(130.7)	$(31.2)	$(161.9)	$396.8
Trade names	30.0	—	30.0	(12.5)	(3.0)	(15.5)	14.5
Non-compete agreements	12.9	2.9	15.8	(7.2)	(0.9)	(8.1)	7.7
Other intangible assets	62.9	—	62.9	(41.2)	(1.5)	(42.7)	20.2

Total	$642.9	$24.5	$667.4	$(191.6)	$(36.6)	$(228.2)	$439.2

	Gross Intangible Assets			Accumulated Amortization			Net
	Balance at	Adjustments	Balance at	Balance at	Additions	Balance at	Intangibles at
	December 31,	to	June 30,	December 31,	Charged	June 30,	June 30,
	2009	Acquisitions	2010	2009	to Expense	2010	2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.5	$521.6	$(70.5)	$(29.8)	$(100.3)	$421.3
Trade names	30.0	—	30.0	(6.5)	(3.0)	(9.5)	20.5
Non-compete agreements	7.4	0.1	7.5	(6.5)	(0.4)	(6.9)	0.6
Other intangibles assets	62.9	—	62.9	(37.9)	(1.7)	(39.6)	23.3

Total	$621.4	$0.6	$622.0	$(121.4)	$(34.9)	$(156.3)	$465.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2011 and December 31, 2010 is as follows (in millions):

	June 30,	December 31,
	2011	2010
Inventories	$34.4	$31.3
Prepaid expenses	51.4	55.9
Other non-trade receivables	69.8	45.4
Income tax receivable	6.3	69.8
Other current assets	7.7	5.0

Total	$169.6	$207.4

Other non-trade receivables include the fair value of our interest rate swaps of $1.0 million and $5.2 million as of June 30, 2011 and December 31, 2010, respectively. Other current assets include the fair value of fuel and commodity hedges of $4.6 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively.
Other Assets
A summary of other assets as of June 30, 2011 and December 31, 2010 is as follows (in millions):

	June 30,	December 31,
	2011	2010
Deferred financing costs	$57.9	$41.1
Deferred compensation plan	36.7	27.4
Notes and other receivables	35.3	34.0
Reinsurance receivable	51.8	54.5
Other	78.5	80.9

Total	$260.2	$237.9

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2011 and December 31, 2010 is as follows (in millions):

	June 30,	December 31,
	2011	2010
Accrued payroll and benefits	$169.9	$158.4
Accrued fees and taxes	119.0	111.8
Self-insurance reserves, current portion	121.0	112.7
Accrued dividends	75.3	76.7
Synergy incentive plan	68.1	—
Current tax liabilities	24.5	—
Restructuring liabilities	0.6	3.9
Accrued professional fees and legal settlement reserves	70.9	53.1
Other	102.9	104.7

Total	$752.2	$621.3

Other accrued liabilities include the fair value of fuel and commodity hedges of $7.2 million and $8.4 million as of June 30, 2011 and December 31, 2010, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012. The synergy incentive plan was fully accrued and was included in Other Long-Term Liabilities as of December 31, 2010 in the accompanying consolidated balance sheet.
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2011 and December 31, 2010 is as follows (in millions):

	June 30,	December 31,
	2011	2010
Deferred compensation liability	$37.2	$27.7
Pension and other postretirement liabilities	6.1	14.4
Contingent legal liabilities	74.0	105.8
Ceded insurance reserves	51.8	54.5
Synergy incentive plan	—	68.1
Other	25.4	35.0

Total	$194.5	$305.5

Self-Insurance Reserves
In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the acquisition of Allied Waste Industries, Inc. (Allied) have been recorded at our estimate of fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to interest expense through the period they are paid.
Our liabilities for unpaid and incurred but not reported claims at June 30, 2011 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $420.6 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
Accrued Liabilities Associated with the Allied Acquisition
We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following tables reflect activity during the six months ended June 30, 2011 and 2010 associated with unfavorable contracts and lease exit liabilities included in other accrued liabilities (in millions):

	Balance at			Balance at
	December 31,	Payments /		June 30,
	2010	Amortization	Adjustments	2011
Unfavorable contracts	$37.6	$(5.0)	$(5.3)	$27.3
Lease exit costs	5.0	(1.2)	(0.6)	3.2

Total	$42.6	$(6.2)	$(5.9)	$30.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Balance at			Balance at
	December 31,	Payments /		June 30,
	2009	Amortization	Adjustments	2010
Unfavorable contracts	$49.0	$(5.4)	$—	$43.6
Lease exit costs	6.4	(1.0)	—	5.4

Total	$55.4	$(6.4)	$—	$49.0

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2011, we owned or operated 193 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of June 30, 2011 and December 31, 2010 is as follows (in millions):

	June 30,	December 31,
	2011	2010
Landfill final capping, closure and post-closure liabilities	$1,066.3	$1,046.5
Remediation	555.4	552.1

	1,621.7	1,598.6
Less: Current portion	(187.9)	(182.0)

Long-term portion	$1,433.8	$1,416.6

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30 (in millions):

	2011	2010
Asset retirement obligation liabilities, beginning of year	$1,046.5	$1,074.5
Non-cash additions	16.4	15.6
Acquisitions and other adjustments	14.4	(0.7)
Asset retirement obligation adjustments	(15.0)	(7.6)
Payments	(35.2)	(28.0)
Accretion expense	39.2	40.4

Asset retirement obligation liabilities, end of period	1,066.3	1,094.2
Less: Current portion	(96.7)	(123.7)

Long-term portion	$969.6	$970.5

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $50.7 million and $59.1 million as of June 30, 2011 and December 31, 2010, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at June 30, 2011 would be approximately $141 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30 (in millions):

	2011	2010
Remediation liabilities, beginning of year	$552.1	$554.1
Acquisitions and other adjustments	—	1.5
Additions charged to expense	3.0	2.6
Payments	(16.2)	(23.4)
Accretion expense	16.5	14.5

Remediation liabilities, end of period	555.4	549.3
Less: Current portion	(91.2)	(102.2)

Long-term portion	$464.2	$447.1

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of June 30, 2011 is $63.9 million, of which $4.6 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $55 million to $76 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 in which we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of June 30, 2011 is $45.7 million, of which $2.4 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $36 million to $62 million.
Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of June 30, 2011 is $36.8 million, of which $24.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $28 million to $43 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2011 is $83.7 million, of which $8.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $44 million to $144 million.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as costs of operations in the period in which they are incurred.
7. DEBT
Our notes payable, capital leases and long-term debt as of June 30, 2011 and December 31, 2010 are listed in the following table in millions, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting.

	June 30, 2011	December 31, 2010
$1.75 billion Revolver due 2013, amended to $1.25 billion due 2013	$—	$25.0
$1.0 billion Revolver due 2012, amended to $1.25 billion due 2016	—	50.0
Senior notes, fixed interest rate of 5.750%, due February 2011	—	261.7
Senior notes, fixed interest rate of 6.375%, due April 2011	—	215.1
Senior notes, fixed interest rate of 6.750%, due August 2011	388.0	392.0
Senior notes, fixed interest rate of 7.125%, due May 2016	—	535.5
Senior notes, fixed interest rate of 6.875%, due June 2017	669.1	663.9
Senior notes, fixed interest rate of 3.800%, due May 2018	699.8	—
Senior notes, fixed interest rate of 5.500%, due September 2019	646.0	645.8
Senior notes, fixed interest rate of 5.000%, due March 2020	849.9	849.9
Senior notes, fixed interest rate of 5.250%, due November 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due May 2021	33.2	93.4
Senior notes, fixed interest rate of 4.750%, due May 2023	548.6	—
Senior notes, fixed interest rate of 6.086%, due March 2035	250.1	249.8
Debentures, fixed interest rate of 7.400%, due September 2035	132.0	267.6
Senior notes, fixed interest rate of 6.200%, due March 2040	649.5	649.5
Senior notes, fixed interest rate of 5.700%, due May 2041	596.6	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.08% to 8.25%; maturities ranging from 2013 to 2035	1,151.7	1,151.8
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.00% to 11.90% maturing through 2042	91.0	92.6

Total debt	7,305.5	6,743.6
Less: Current portion	(397.8)	(878.5)

Long-term portion	$6,907.7	$5,865.1

Loss on Extinguishment of Debt
During the three and six months ended June 30, 2011 and 2010, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Cash Paid	Non-cash	Total
			in Loss on	Loss on	Loss on
		Principal	Extinguishment	Extinguishment	Extinguishment
	Quarter	Repaid	of Debt	of Debt	of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3

Loss on extinguishment of debt for the six months ended June 30, 2011			$87.8	$113.5	$201.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3

Loss on extinguishment of debt for the six months ended June 30, 2010			$30.5	$101.8	$132.3

Credit Facilities
In April 2011, we amended and restated our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that will allow us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). Substantially all of our subsidiaries guarantee all obligations under the Amended and Restated Credit Facility.
Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2 to our existing $1.75 billion credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility with those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.
As of December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.56%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to maintain certain financial and other covenants. We may pay dividends and repurchase common stock provided that we are in compliance with these covenants. We had no borrowings under our Credit Facilities at June 30, 2011. We had $75.0 million of Eurodollar Rate borrowings as of December 31, 2010. We had $923.4 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,576.6 million and $1,637.5 million of availability under our Credit Facilities, at June 30, 2011 and December 31, 2010, respectively. We were in compliance with the covenants under our Credit Facilities at June 30, 2011.
Senior Notes and Debentures
During the three months ended June 30, 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, and together with the 3.800% Notes and the 4.750% Notes, the Notes). The Notes are unsecured and unsubordinated obligations and are guaranteed by each of our subsidiaries that also guarantees the Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. We used the net proceeds from the Notes as follows (i) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (ii) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (iii) $221.8 million to purchase $180.7 million of

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (iv) $619.0 million to repay borrowings under our revolving credit facilities; and (v) the remainder for general corporate purposes.
During the three months ended June 30, 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.
During the three months ended March 31, 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040 (the 2020 and 2040 Notes). We used the net proceeds to retire certain outstanding debt and to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
As of June 30, 2011 and December 31, 2010, our senior notes and debentures totaled $6,062.8 million and $5,424.2 million, respectively, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $163.6 million and $282.9 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $1.0 million and $5.2 million, respectively.
Tax-Exempt Financings
As of June 30, 2011 and December 31, 2010, we had $1,151.7 million and $1,151.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of June 30, 2011 and December 31, 2010, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $20.6 million and $21.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
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
As of June 30, 2011, we had $160.1 million of restricted cash and marketable securities, of which $29.2 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt includes capital lease liabilities of $90.0 million and $91.8 million as of June 30, 2011 and December 31, 2010, respectively, with maturities ranging from 2011 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes using quoted market rates was $6.5 billion and $6.0 billion at June 30, 2011 and December 31, 2010, respectively. The carrying value of our fixed rate senior notes was $6.1 billion and $5.4 billion at June 30, 2011 and December 31, 2010, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.
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
No additional liability has been recorded for these guarantees mentioned above because the underlying obligations are reflected in our consolidated balance sheets.
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
As of June 30, 2011 and December 31, 2010, interest rate swap agreements are reflected at their fair value of $1.0 million and $5.2 million, respectively, in other non-trade receivables and as an adjustment to notes payable and current maturities of long term debt in our consolidated balance sheets.
The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements on our results of operations for the three and six months ended June 30 (in millions):

	Reduction to interest expense
	due to periodic settlements
	of active swap agreements
Consolidated Statement of Income Classification	Three Months Ended June 30,
	2011	2010
Interest expense	$2.2	$2.1

	Six Months Ended June 30,
	2011	2010
Interest expense	$4.4	$4.3
From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three and six months ended June 30, 2011, we entered into a number of interest rate lock agreements having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the Notes. Upon issuance of the Notes in the second quarter of 2011, we terminated the interest rate locks and paid $36.5 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $36.2 million, or $21.2 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt. We expect to amortize $1.4 million over the next twelve months as a yield adjustment of the Notes. This transaction was accounted for as a cash flow hedge. As of June 30, 2011, no interest rate lock cash flow hedges were outstanding.
During the first quarter of 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of the 2020 and 2040 Notes. Upon issuance of these notes, we terminated the interest rate locks and paid approximately $7.0 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $6.4 million or $3.7 million net of tax. The effective portion of the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
interest rate locks will be amortized as an increase to interest expense over the life of the issued debt, of which $0.3 million is scheduled to be amortized over the next twelve months as a yield adjustment to the 2020 and 2040 Notes.
The following table summarizes the gain (loss) on our interest rate locks (settlement and amortization) included in comprehensive income for the three and six months ended June 30, net of tax (in millions):

	Amount of Gain or (Loss)
	Recognized in OCI on
	Derivatives (Effective Portion)
	Three Months Ended June 30,
	2011	2010
Interest rate locks	$(13.6)	$0.1

	Six Months Ended June 30,
	2011	2010
Interest rate locks	$(21.0)	$(3.6)
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2011 was 49.3% and 41.8%, respectively. For the three months ended June 30, 2011, our effective tax rate was negatively impacted by the write-off of book goodwill with no corresponding tax basis and the impact of lower pre-tax book earnings as a result of the loss on extinguishment of debt. For the three and six months ended June 30, 2010 our effective tax rate was 40.9% and 41.8%, respectively. We record income tax expense based upon our anticipated full year effective income tax rate.
Income taxes paid, net of refunds received were $107.4 million and $284.4 million for the six months ended June 30, 2011 and 2010, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We have also acquired Allied’s open tax periods as a result of the 2008 merger. Consequently, we are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2009.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2011, we have accrued a liability for penalties of $0.8 million and interest (including interest on penalties) of $106.0 million related to our uncertain tax positions.
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
Exchange of Partnership Interests
In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. This issue is currently before the Appeals division of the IRS. We believe our position is supported by relevant technical authorities and strong business purpose. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of $156.2 million plus accrued interest through June 30, 2011 of approximately $78.0 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At June 30, 2011, the amount of the asserted penalty and penalty-related interest was approximately $49.8 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have an adverse impact on our consolidated results of operations or cash flows.

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
9. STOCK BASED COMPENSATION
Available Shares
In March 2011, our Board of Directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the Company’s stockholders in May 2011. We currently have 22.0 million shares of common stock reserved for future grants under our Amended and Restated Plan.
Stock Options
We use a binomial option pricing model to fair value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. During the six months ended June 30, 2011 and 2010, the weighted-average estimated fair values of stock options granted were $5.35 and $5.25 per option, respectively, which were calculated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2011	2010
Expected volatility	27.3%	28.6%
Risk-free interest rate	1.7%	2.4%
Dividend yield	2.7%	2.9%
Expected life (in years)	4.4	4.3
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%
The following table summarizes the stock option activity for the six months ended June 30, 2011:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(in millions)	Price per Share	(years)	(in millions)
Outstanding at December 31, 2010	13.6	$24.97
Granted	2.9	$29.87
Exercised	(1.3)	$22.73		$11.6

Forfeited or expired	(0.2)	$30.35

Outstanding at June 30, 2011	15.0	$26.04	4.6	$72.4

Exercisable at June 30, 2011	8.3	$24.90	3.8	$49.8

During the six months ended June 30, 2011 and 2010, compensation expense for stock options was $7.1 million and $6.2 million, respectively.
As of June 30, 2011, total unrecognized compensation expense related to outstanding stock options was $17.5 million, which will be recognized over a weighted average period of 1.9 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the six months ended June 30, 2011:

	Number of
	Restricted Stock	Weighted Average	Weighted Average
	Units and Shares of	Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value per	Contractual	Intrinsic
	(in thousands)	Share	Term (years)	Value
Unissued at December 31, 2010	849.3	$26.39
Granted	169.4	$30.02
Vested and Issued	(134.8)	$25.74
Forfeited	(8.1)	$24.97

Unissued at June 30, 2011	875.8	$27.21	0.6	$27.0

Vested and unissued at June 30, 2011	477.8	$27.21

During the six months ended June 30, 2011, our non-employee directors were awarded 82,500 restricted stock units, which vested immediately. During the six months ended June 30, 2011, we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 10,217 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the six months ended June 30, 2011 and 2010, compensation expense related to restricted stock units and restricted stock totaled $5.0 million and $5.8 million, respectively.
10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock. From November 2010 to June 30, 2011, we repurchased 10.1 million shares of our stock for $303.2 million at a weighted average cost per share of $30.08. We expect to use the remaining funds in this program to repurchase shares during the remainder of 2011.
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Cash dividends declared were $151.1 million

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
and $145.3 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we recorded a quarterly dividend payable of $75.3 million to stockholders of record at the close of business on July 1, 2011.
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
Earnings per share for the three and six months ended June 30 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$46,500	$159,700	$204,700	$224,700

Weighted average common shares outstanding	378,197	382,509	380,185	381,968

Basic earnings per share	$0.12	$0.42	$0.54	$0.59

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$46,500	$159,700	$204,700	$224,700

Weighted average common shares outstanding	378,197	382,509	380,185	381,968
Effect of dilutive securities:
Options to purchase common stock	1,826	2,112	1,766	1,918
Unvested restricted stock awards	143	89	122	110

Weighted average common and common equivalent shares outstanding	380,166	384,710	382,073	383,996

Diluted earnings per share	$0.12	$0.42	$0.54	$0.59

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	3,660	3,940	3,202	4,492
11. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS
A summary of comprehensive income for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$46.2	$159.9	$204.3	$225.1
Change in value, settlements and amortization of interest rate locks, net of tax	(13.6)	0.1	(21.0)	(3.6)
Change in value of commodity hedges, net of tax	(1.0)	1.1	(0.4)	(2.1)
Change in value of fuel hedges, net of tax	(0.9)	(1.4)	1.6	(1.4)
Employee benefit plan liability adjustments, net of tax	1.7	—	1.7	0.1

Comprehensive income	32.4	159.7	186.2	218.1
Less: comprehensive loss (income) attributable to noncontrolling interests	0.3	(0.2)	0.4	(0.4)

Comprehensive income attributable to Republic Services, Inc.	$32.7	$159.5	$186.6	$217.7

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
The following table summarizes our outstanding fuel hedges at June 30, 2011:

			Notional Amount
			(in Gallons	Contract Price
Inception Date	Commencement Date	Termination Date	per Month)	per Gallon
November 5, 2007	January 5, 2009	December 30, 2013	60,000	$3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
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
The fair values of our fuel hedges are obtained from third-party counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at June 30, 2011 and December 31, 2010 were current assets of $2.8 million and $1.6 million, respectively, and current liabilities of $0.3 million and $1.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and six months ended June 30 (in millions):

						Location of Gain	Amount of Gain or (Loss)
						(Loss) Recognized	Recognized in
	Amount of Gain					in Income on Derivative	Income on Derivative
	or (Loss)					(Ineffective Portion	(Ineffective Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Fuel hedges	$(0.9)	$(1.4)	Cost of operations	$0.5	$(0.4)	Other expense, net	$0.0	$0.1

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Fuel hedges	$1.6	$(1.4)	Cost of operations	$0.4	$(1.3)	Other income, net	$0.1	$0.1

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
The following table summarizes our outstanding commodity swaps at June 30, 2011:

				Notional Amount	Contract Price
			Transaction	(in Short Tons	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	$76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
September 23, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
September 28, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	115.00
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
We entered into costless collar agreements on forecasted sales of 21,000 short tons of OCC and ONP a month. The agreements involve combining a purchased put option giving us the right to sell 21,000 short tons of OCC and ONP monthly at an established floor strike price with a written call option obligating us to deliver 21,000 short tons of OCC and ONP monthly at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, no payments would be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we would be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty would be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.
The following costless collar hedges were outstanding at June 30, 2011:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

					Floor	Cap
				Notional Amount	Strike Price	Strike Price
			Transaction	(in Short Tons	Per Short	Per Short
Inception Date	Commencement Date	Termination Date	Hedged	per Month)	Ton	Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are obtained from the third-party counter party and are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding commodity hedges at June 30, 2011 and December 31, 2010 were current assets of $1.8 million and $1.9 million, respectively, and current liabilities of $6.9 million and $6.5 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and six months ended June 30 (in millions):

						Location of Gain	Amount of Gain or (Loss)
						(Loss) Recognized	Recognized in
	Amount of Gain					in Income on Derivative	Income on Derivative
	or (Loss)					(Ineffective Portion	(Ineffective Portion and
Derivatives in	Recognized in					and Amount	Amount Excluded
Cash Flow	OCI on		Statement of	Amount of		Excluded from	from
Hedging	Derivatives		Income	Realized Gain or		Effectiveness	Effectiveness
Relationships	(Effective Portion)		Classification	(Loss)		Testing)	Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Recycling commodity hedges	$(1.0)	$1.1	Revenue	$(2.1)	$(0.9)	Other income, net	$—	$0.1

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Recycling commodity hedges	$(0.4)	$(2.1)	Revenue	$(4.0)	$(1.8)	Other income, net	$—	$(0.1)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As of June 30, 2011 and December 31, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$160.1	$160.1	$—	$—
Fuel hedges — other current assets	2.8	—	2.8	—
Commodity hedges — other current assets	1.8	—	1.8	—
Interest rate swaps — other non-trade receivables	1.0	—	1.0	—

Total assets	$165.7	$160.1	$5.6	$—

Liabilities:
Fuel hedges — other accrued liabilities	$0.3	$—	$0.3	$—
Commodity hedges — other accrued liabilities	6.9	—	6.9	—

Total liabilities	$7.2	$—	$7.2	$—

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash and marketable securities	$172.8	$172.8	$—	$—
Fuel hedges — other current assets	1.6	—	1.6	—
Commodity hedges — other current assets	1.9	—	1.9	—
Interest rate swaps — other assets	5.2	—	5.2	—

Total assets	$181.5	$172.8	$8.7	$—

Liabilities:
Fuel hedges — other accrued liabilities	$1.9	$—	$1.9	$—
Commodity hedges — other accrued liabilities	6.5	—	6.5	—

Total liabilities	$8.4	$—	$8.4	$—

12. SEGMENT REPORTING
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2011 and 2010 is shown in the following tables (in millions):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Three Months Ended June 30, 2011:
Eastern	$633.4	$(96.3)	$537.1	$47.6	$136.7	$54.4	$4,450.7
Midwestern	571.3	(104.5)	466.8	54.8	96.4	60.0	3,798.9
Southern	594.6	(80.4)	514.2	57.2	110.3	45.2	4,876.7
Western	664.1	(120.2)	543.9	55.7	117.9	56.6	5,498.4
Corporate entities	28.9	(4.3)	24.6	12.8	(60.1)	(31.7)	1,057.3

Total	$2,492.3	$(405.7)	$2,086.6	$228.1	$401.2	$184.5	$19,682.0

Three Months Ended June 30, 2010:
Eastern	$626.6	$(94.4)	$532.2	$52.9	$122.6	$43.9	$4,481.6
Midwestern	567.5	(109.8)	457.7	54.7	100.7	60.1	3,665.3
Southern	584.7	(81.6)	503.1	57.4	119.7	46.3	4,845.5
Western	671.1	(124.8)	546.3	56.2	131.3	57.2	5,479.9
Corporate entities	31.0	(3.9)	27.1	12.8	(73.5)	(30.5)	1,099.1

Total	$2,480.9	$(414.5)	$2,066.4	$234.0	$400.8	$177.0	$19,571.4

				Depreciation,
				Amortization,	Operating
	Gross	Intercompany	Net	Depletion and	Income	Capital
	Revenue	Revenue	Revenue	Accretion	(Loss)	Expenditures	Total Assets
Six Months Ended June 30, 2011:
Eastern	$1,217.3	$(178.9)	$1,038.4	$99.0	$254.4	$114.3	$4,450.7
Midwestern	1,076.6	(190.9)	885.7	106.4	176.8	115.2	3,798.9
Southern	1,165.4	(156.6)	1,008.8	112.0	229.9	105.6	4,876.7
Western	1,306.1	(233.4)	1,072.7	111.0	240.9	123.9	5,498.4
Corporate entities	54.1	(8.2)	45.9	25.2	(124.6)	22.7	1,057.3

Total	$4,819.5	$(768.0)	$4,051.5	$453.6	$777.4	$481.7	$19,682.0

Six Months Ended June 30, 2010:
Eastern	$1,211.9	$(177.6)	$1,034.3	$104.5	$250.8	$85.0	$4,481.6
Midwestern	1,070.8	(198.2)	872.6	106.6	189.5	121.4	3,665.3
Southern	1,150.3	(157.6)	992.7	115.0	240.3	84.8	4,845.5
Western	1,315.7	(243.6)	1,072.1	105.6	261.9	93.2	5,479.9
Corporate entities	62.0	(9.6)	52.4	25.5	(160.4)	1.0	1,099.1

Total	$4,810.7	$(786.6)	$4,024.1	$457.2	$782.1	$385.4	$19,571.4

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
The following table shows our total reported revenue by service line for the three and six months ended June 30 (in millions of dollars or as a percentage of revenue):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Collection:
Residential	$537.6	25.7%	$546.2	26.4%	$1,063.3	26.2%	$1,080.9	26.9%
Commercial	627.6	30.1	622.7	30.1	1,245.6	30.7	1,244.2	30.9
Industrial	390.6	18.7	383.2	18.6	744.2	18.4	731.3	18.2
Other	8.0	0.4	7.0	0.4	15.9	0.4	13.8	0.3

Total collection	1,563.8	74.9	1,559.1	75.5	3,069.0	75.7	3,070.2	76.3

Transfer and disposal	766.5		791.4		1,440.7		1,483.8
Less: Intercompany	(387.2)		(400.3)		(732.1)		(757.8)

Transfer and disposal, net	379.3	18.2	391.1	18.9	708.6	17.5	726.0	18.0

Sale of recycling materials	107.8	5.2	77.1	3.7	205.6	5.1	148.8	3.7
Other non-core	35.7	1.7	39.1	1.9	68.3	1.7	79.1	2.0

Other	143.5	6.9	116.2	5.6	273.9	6.8	227.9	5.7

Total revenue	$2,086.6	100.0%	$2,066.4	100.0%	$4,051.5	100.0%	$4,024.1	100.0%

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
13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below or in Note 8, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities-Self-Insurance Reserves; (ii) tax-related matters, which are discussed in Note 8, Income Taxes; and (iii) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $111 million relating to our outstanding legal proceedings as of June 30, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $110 million higher than the amount recorded as of June 30, 2011.
Countywide Matters
In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
as of June 30, 2011 is $63.9 million, of which $4.6 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $55 million to $76 million.
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
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of up to $9.0 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Both sides are now pursuing an appeal to the Ohio Supreme Court. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2011 is $83.7 million, of which $8.0 million is expected to be paid during 2011. The reasonably possible range of loss for remediation costs is $44 million to $144 million.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,400 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On April 29, 2011, plaintiffs filed a motion for leave to amend their complaint to seek punitive damages. Briefing on that motion is ongoing.
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
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and oral argument is scheduled for August, 2011. The parties are working towards resolving the lawsuit through a negotiated settlement. If these efforts are not successful, we intend to continue to defend this lawsuit vigorously.
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
Restricted Cash and Marketable Securities
Our restricted cash deposits and marketable securities include, among other things, restricted cash held for capital expenditures under certain debt facilities, restricted cash and marketable securities used to settle claims related to our self insurance programs, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, as follows (in millions):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	June 30,	December 31,
	2011	2010
Financing proceeds	$29.2	$39.8
Capping, closure and post-closure obligations	53.5	61.8
Self-insurance	70.5	63.8
Other	6.9	7.4

Total restricted cash and marketable securities	$160.1	$172.8

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
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are the primary obligor under certain of the Senior Notes issued by us. Substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% wholly owned direct or indirect subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Balance Sheets
(in millions)

	June 30, 2011
			Non -
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15.6	$301.8	$3.1	$—	$320.5
Accounts receivable, net	—	845.0	27.3	—	872.3
Prepaid expenses and other current assets	70.3	77.5	21.8	—	169.6
Deferred tax assets	106.9	—	10.3	—	117.2

Total current assets	192.8	1,224.3	62.5	—	1,479.6
Restricted cash and marketable securities	29.2	47.4	83.5	—	160.1
Property and equipment, net	50.1	6,283.1	369.5	—	6,702.7
Goodwill	—	10,640.2	—	—	10,640.2
Other intangible assets, net	18.6	420.6	—	—	439.2
Investment and net advances to affiliate	15,161.0	32.6	150.5	(15,344.1)	—
Other assets	111.8	96.0	52.4	—	260.2

Total assets	$15,563.5	$18,744.2	$718.4	$(15,344.1)	$19,682.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157.6	$307.3	$11.9	$—	$476.8
Notes payable and current maturities of long-term debt	388.6	7.4	1.8	—	397.8
Deferred revenue	—	301.2	3.7	—	304.9
Accrued landfill and environmental costs, current portion	—	187.9	—	—	187.9
Accrued interest	72.7	11.6	0.1	—	84.4
Other accrued liabilities	336.9	229.7	185.6	—	752.2

Total current liabilities	955.8	1,045.1	203.1	—	2,204.0
Long-term debt, net of current maturities	5,861.3	1,032.4	14.0	—	6,907.7
Accrued landfill and environmental costs, net of current portion	—	1,163.6	270.2	—	1,433.8
Deferred income taxes and other long-term tax liabilities	984.3	—	(8.6)	—	975.7
Self-insurance reserves, net of current portion	—	83.2	216.4	—	299.6
Other long-term liabilities	97.4	45.3	51.8	—	194.5
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,660.7	15,374.6	(30.5)	(15,344.1)	7,660.7

Total Republic Services, Inc. stockholders’ equity	7,664.7	15,374.6	(30.5)	(15,344.1)	7,664.7
Noncontrolling interests	—	—	2.0	—	2.0

Total stockholders’ equity	7,664.7	15,374.6	(28.5)	(15,344.1)	7,666.7

Total liabilities and stockholders’ equity	$15,563.5	$18,744.2	$718.4	$(15,344.1)	$19,682.0

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income
(in millions)

	Three Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$2,030.7	$74.1	$(18.2)	$2,086.6
Expenses:
Cost of operations	1.5	1,201.5	53.0	(18.2)	1,237.8
Depreciation, amortization and depletion	5.8	198.1	4.7	—	208.6
Accretion	—	19.3	0.2	—	19.5
Selling, general and administrative	33.0	163.9	3.2	—	200.1
(Gain) loss on disposition of assets and impairments, net	(2.0)	21.4	—	—	19.4

Operating (loss) income	(38.3)	426.5	13.0	—	401.2
Interest expense	(69.3)	(41.9)	(0.2)	—	(111.4)
Loss on extinguishment of debt	(1.9)	(197.6)	—	—	(199.5)
Interest income	(2.6)	(1.2)	3.9	—	0.1
Other (expense) income, net	(4.4)	5.2	0.1	—	0.9
Equity in earnings of subsidiaries	111.4	2.2	0.7	(114.3)	—
Intercompany interest income (expense)	5.5	(9.0)	3.5	—	—

Income before income taxes	0.4	184.2	21.0	(114.3)	91.3
Provision for income taxes	(46.1)	83.4	7.8	—	45.1

Net income	46.5	100.8	13.2	(114.3)	46.2
Net loss attributable to noncontrolling interests	—	—	0.3	—	0.3

Net income attributable to Republic Services, Inc.	$46.5	$100.8	$13.5	$(114.3)	$46.5

	Six Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$3,946.1	$138.9	$(33.5)	$4,051.5
Expenses:
Cost of operations	3.8	2,325.6	101.6	(33.5)	2,397.5
Depreciation, amortization and depletion	11.2	394.2	9.0	—	414.4
Accretion	—	38.8	0.4	—	39.2
Selling, general and administrative	72.6	320.6	10.8	—	404.0
(Gain) loss on disposition of assets and impairments, net	(2.4)	21.4	—	—	19.0

Operating (loss) income	(85.2)	845.5	17.1	—	777.4
Interest expense	(125.7)	(101.6)	0.2	—	(227.1)
Loss on extinguishment of debt	(1.9)	(199.4)	—	—	(201.3)
Interest income	(4.4)	(2.5)	7.2	—	0.3
Other (expense) income, net	(7.5)	7.9	1.6	—	2.0
Equity in earnings of subsidiaries	449.6	5.6	1.5	(456.7)	—
Intercompany interest income (expense)	(194.0)	188.1	5.9	—	—

Income before income taxes	30.9	743.6	33.5	(456.7)	351.3
Provision for income taxes	(173.8)	308.4	12.4	—	147.0

Net income	204.7	435.2	21.1	(456.7)	204.3
Net income attributable to noncontrolling interests	—	—	0.4	—	0.4

Net income attributable to Republic Services, Inc.	$204.7	$435.2	$21.5	$(456.7)	$204.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Income
(in millions)

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$2,009.9	$73.9	$(17.4)	$2,066.4
Expenses:
Cost of operations	2.0	1,176.6	57.1	(17.4)	1,218.3
Depreciation, amortization and depletion	5.3	204.3	4.2	—	213.8
Accretion	—	4.4	15.8	—	20.2
Selling, general and administrative	44.7	163.4	2.7	—	210.8
(Gain) loss on disposition of assets and impairments, net	(0.1)	1.2	—	—	1.1
Restructuring charges	—	1.4	—	—	1.4

Operating (loss) income	(51.9)	458.6	(5.9)	—	400.8
Interest expense	(55.5)	(75.1)	0.1	—	(130.5)
Interest income	(1.8)	(2.8)	4.7	—	0.1
Other (expense) income, net	(0.1)	0.2	(0.2)	—	(0.1)
Equity in earnings of subsidiaries	140.1	4.8	0.7	(145.6)	—
Intercompany interest income (expense)	143.1	(162.9)	19.8	—	—

Income before income taxes	173.9	222.8	19.2	(145.6)	270.3
Provision for income taxes	14.2	89.2	7.0	—	110.4

Net income	159.7	133.6	12.2	(145.6)	159.9
Net income attributable to noncontrolling interests	—	(0.2)	—	—	(0.2)

Net income attributable to Republic Services, Inc.	$159.7	$133.4	$12.2	$(145.6)	$159.7

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$3,912.2	$144.8	$(32.9)	$4,024.1
Expenses:
Cost of operations	3.2	2,279.9	104.9	(32.9)	2,355.1
Depreciation, amortization and depletion	10.3	399.5	7.0	—	416.8
Accretion	—	8.8	31.6	—	40.4
Selling, general and administrative	97.2	318.0	5.9	—	421.1
Loss on disposition of assets and impairments, net	—	1.6	—	—	1.6
Restructuring charges	—	7.0	—	—	7.0

Operating (loss) income	(110.7)	897.4	(4.6)	—	782.1
Interest expense	(97.9)	(167.8)	0.7	—	(265.0)
Loss on extinguishment of debt	(0.1)	(132.0)	(0.2)	—	(132.3)
Interest income	(2.0)	(2.7)	4.8	—	0.1
Other (expense) income, net	1.3	0.4	(0.1)	—	1.6
Equity in earnings of subsidiaries	191.7	12.7	1.6	(206.0)	—
Intercompany interest income (expense)	266.4	(306.2)	39.8	—	—

Income before income taxes	248.7	301.8	42.0	(206.0)	386.5
Provision for income taxes	24.0	121.4	16.0	—	161.4

Net income	224.7	180.4	26.0	(206.0)	225.1
Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)

Net income attributable to Republic Services, Inc.	$224.7	$180.0	$26.0	$(206.0)	$224.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows
(in millions)

	Six Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (Used in) Provided by Operating Activities:
Net income	$204.7	$435.2	$21.1	$(456.7)	$204.3
Equity in earnings of subsidiaries, net of taxes	(449.6)	(5.6)	(1.5)	456.7	—
Other adjustments	(277.6)	878.8	(9.9)	—	591.3

Cash (Used in) Provided by Operating Activities	(522.5)	1,308.4	9.7	—	795.6

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(470.7)	(11.0)	—	(481.7)
Proceeds from sales of property and equipment	—	16.3	—	—	16.3
Cash used in acquisitions, net of cash acquired	—	(28.0)	—	—	(28.0)
Cash proceeds from divestitures, net of cash divested	—	10.4	—	—	10.4
Change in restricted cash and marketable securities	10.6	(0.4)	2.5	—	12.7
Other	—	(1.9)	—	—	(1.9)
Change in investment and net advances to affiliate	(817.1)	—	—	817.1	—

Cash (Used in) Provided by Investing Activities	(806.5)	(474.3)	(8.5)	817.1	(472.2)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	819.5	—	—	—	819.5
Proceeds from issuance of senior notes, net of discount	1,844.9	—	—	—	1,844.9
Payments of notes payable and long-term debt	(894.5)	(1,333.0)	(0.8)	—	(2,228.3)
Premiums paid on extinguishment of debt	—	(86.8)	—	—	(86.8)
Fees paid to issue and retire senior notes and certain hedging relationships	(57.9)	(0.7)	—	—	(58.6)
Issuances of common stock	31.4	—	—	—	31.4
Excess income tax benefit from stock option exercises	2.1	—	—	—	2.1
Purchases of common stock for treasury	(262.9)	—	—	—	(262.9)
Cash dividends paid	(152.5)	—	—	—	(152.5)
Change in investment and net advances from parent	—	817.1	—	(817.1)	—

Cash Provided by (Used in) Financing Activities	1,330.1	(603.4)	(0.8)	(817.1)	(91.2)

Increase in Cash and Cash Equivalents	1.1	230.7	0.4	—	232.2
Cash and Cash Equivalents at Beginning of Period	14.5	71.1	2.7	—	88.3

Cash and Cash Equivalents at End of Period	$15.6	$301.8	$3.1	$—	$320.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Condensed Consolidating Statements of Cash Flows
(in millions)

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (Used in) Provided by Operating Activities:
Net income	$224.7	$180.4	$26.0	$(206.0)	$225.1
Equity in earnings of subsidiaries, net of taxes	(191.7)	(12.7)	(1.6)	206.0	—
Other adjustments	(67.3)	357.0	80.0	—	369.7

Cash (Used in) Provided by Operating Activities	(34.3)	524.7	104.4	—	594.8

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(378.1)	(7.3)	—	(385.4)
Proceeds from sales of property and equipment	—	12.6	—	—	12.6
Cash used in acquisitions, net of cash acquired	—	(0.8)	—	—	(0.8)
Change in restricted cash and marketable securities	9.4	8.3	(93.7)	—	(76.0)
Other	—	0.1	—	—	0.1
Change in investment and net advances to affiliate	(1,315.4)	(300.0)	(4.3)	1,619.7	—

Cash (Used in) Provided by Investing Activities	(1,306.0)	(657.9)	(105.3)	1,619.7	(449.5)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,020.2	—	—	—	1,020.2
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(1,139.7)	(1,054.3)	(300.8)	—	(2,494.8)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(20.8)	—	—	—	(20.8)
Issuances of common stock	34.3	—	—	—	34.3
Excess income tax benefit from stock option exercises	1.8	—	—	—	1.8
Purchases of common stock for treasury	(1.4)	—	—	—	(1.4)
Cash dividends paid	(144.9)	—	—	—	(144.9)
Distributions paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Change in investment and net advances from parent	—	1,319.7	300.0	(1,619.7)	—

Cash Provided by (Used in) Financing Activities	1,248.9	235.0	(1.5)	(1,619.7)	(137.3)

(Decrease) Increase in Cash and Cash Equivalents	(91.4)	101.8	(2.4)	—	8.0
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$10.4	$39.2	$6.4	$—	$56.0

15. SUBSEQUENT EVENTS
At its regular quarterly meeting held in July 2011, our board of directors approved a 10% increase in our regular quarterly dividend to $0.22 per share. The quarterly dividend of $0.22 per share will be paid on October 17, 2011 to stockholders of record on October 3, 2011.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 343 collection companies in 39 states and Puerto Rico. We own or operate 197 transfer stations, 193 active solid waste landfills and 72 recycling facilities. We also operate 70 landfill gas and renewable energy projects.
Revenue for the six months ended June 30, 2011 increased to $4,051.5 million compared to $4,024.1 million for the same period in 2010. Core price for the six months ended June 30, 2011 increased 1.0%, fuel surcharges increased 0.9% and commodity revenue increased 1.2%. Offsetting this revenue growth of 3.1% were decreases of 1.4% due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto effective December 31, 2010, 0.9% from volume declines and 0.1% related to divestitures.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenue	$2,086.6	100.0%	$2,066.4	100.0%	$4,051.5	100.0%	$4,024.1	100.0%
Expenses:
Cost of operations	1,237.8	59.3	1,218.3	58.9	2,397.5	59.2	2,355.1	58.5
Depreciation, amortization and depletion of property and equipment	189.7	9.1	196.2	9.5	376.8	9.3	381.6	9.5
Amortization of other intangible assets and other assets	18.9	0.9	17.6	0.8	37.6	0.8	35.2	0.9
Accretion	19.5	1.0	20.2	1.0	39.2	1.0	40.4	1.0
Selling, general and administrative	200.1	9.6	210.8	10.2	404.0	10.0	421.1	10.5
Loss on disposition of assets and impairments, net	19.4	0.9	1.1	0.1	19.0	0.5	1.6	—
Restructuring charges	—	—	1.4	0.1	—	—	7.0	0.2

Operating income	$401.2	19.2%	$400.8	19.4%	$777.4	19.2%	$782.1	19.4%

Our pre-tax income was $91.3 million and $351.3 million for the three and six months ended June 30, 2011, respectively, versus $270.3 million and $386.5 million for the comparable 2010 periods, respectively. Our net income attributable to Republic Services, Inc. was $46.5 million and $204.7 million for the three and six months ended June 30, 2011, or $0.12 and $0.54 per diluted share, respectively, versus $159.7 million and $224.7 million, or $0.42 and $0.59 per diluted share for the comparable 2010 periods, respectively.
During each of the three and six month periods ended June 30, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share. These items primarily consist of the following (in millions, except per share data):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$91.3	$46.5	$0.12	$270.3	$159.7	$0.42
Loss on extinguishment of debt	199.5	120.3	0.32	—	—	—
Costs to achieve synergies	—	—	—	8.5	5.3	0.01
Restructuring charges	—	—	—	1.4	0.8	—
Loss on disposition of assets and impairments, net	19.4	18.1	0.05	1.1	0.6	—

Adjusted	$310.2	$184.9	$0.49	$281.3	$166.4	$0.43

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$351.3	$204.7	$0.54	$386.5	$224.7	$0.59
Loss on extinguishment of debt	201.3	121.4	0.32	132.3	83.4	0.22
Costs to achieve synergies	—	—	—	17.5	10.7	0.02
Restructuring charges	—	—	—	7.0	4.3	0.01
Loss on disposition of assets and impairments, net	19.0	18.4	0.04	1.6	0.9	—

Adjusted	$571.6	$344.5	$0.90	$544.9	$324.0	$0.84

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
Loss on Extinguishment of Debt. During the three and six months ended June 30, 2011 and 2010, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Costs to achieve synergies. During the three and six months ended June 30, 2010, we incurred $8.5 million and $17.5 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily related to a synergy incentive plan as well as other integration costs. We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012.
Restructuring charges. During the three and six months ended June 30, 2010, we incurred $1.4 million and $7.0 million, respectively, of restructuring and integration charges related to our merger with Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of June 30, 2011, $0.6 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011.
Loss on Disposition of Assets and Impairments, Net. During the three and six months ended June 30, 2011, we recorded a loss on disposition of assets and impairments, net of $19.4 million and $19.0 million, respectively. For more detailed discussion of the components of these costs, see our “Loss on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
At its regular quarterly meeting held in July 2011, our board of directors approved a 10% percent increase in our regular quarterly dividend to $0.22 per share. The quarterly dividend of $0.22 per share will be paid on October 17, 2011 to stockholders of record on October 3, 2011.
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from sales of recyclable materials and revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and six months ended June 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Collection:
Residential	$537.6	25.7%	$546.2	26.4%	$1,063.3	26.2%	$1,080.9	26.9%
Commercial	627.6	30.1	622.7	30.1	1,245.6	30.7	1,244.2	30.9
Industrial	390.6	18.7	383.2	18.6	744.2	18.4	731.3	18.2
Other	8.0	0.4	7.0	0.4	15.9	0.4	13.8	0.3

Total collection	1,563.8	74.9	1,559.1	75.5	3,069.0	75.7	3,070.2	76.3

Transfer and disposal	766.5		791.4		1,440.7		1,483.8
Less: Intercompany	(387.2)		(400.3)		(732.1)		(757.8)

Transfer and disposal, net	379.3	18.2	391.1	18.9	708.6	17.5	726.0	18.0

Sale of recycling materials	107.8	5.2	77.1	3.7	205.6	5.1	148.8	3.7
Other non-core	35.7	1.7	39.1	1.9	68.3	1.7	79.1	2.0

Other	143.5	6.9	116.2	5.6	273.9	6.8	227.9	5.7

Total revenue	$2,086.6	100.0%	$2,066.4	100.0%	$4,051.5	100.0%	$4,024.1	100.0%

Approximately 50% of our annual revenue is restricted as to the amount of certain pricing changes. Such restrictions on price increases include but are not limited to the following:
•	Price changes based upon fluctuation in a specific index as defined in the contract;
•	Fixed price increases based on stated contract terms; or
•	Price changes based on cost plus a specific profit margin or other measurement.
Of these restricted pricing arrangements, approximately 70% are based on a consumer price index, 20% are fixed arrangements and the remainder are based upon a cost plus or other specific arrangement. The consumer price index varies from either a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.
The following table reflects changes in our core revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Core price	1.0%	1.6%	1.0%	1.9%
Fuel surcharges	1.1	1.1	0.9	0.7
Recycling Commodities	1.3	1.5	1.2	1.7

Total price	3.4	4.2	3.1	4.3

Volume	(1.0)	(3.3)	(0.9)	(5.2)

San Mateo and Toronto contract losses	(1.4)	—	(1.4)	—

Total internal growth	1.0	0.9	0.8	(0.9)

Acquisitions / divestitures, net	—	(0.9)	(0.1)	(1.6)

Total	1.0%	0.0%	0.7%	(2.5)%

During the three and six months ended June 30, 2011, our total price increased 3.4% and 3.1% primarily due to core price increases, fuel surcharges price increases, and commodity price increases. Our San Mateo County contract and our transportation and disposal contract with the City of Toronto expired effective December 31, 2010, which reduced our internal revenue growth by 1.4%. Our collection and transfer station lines of business continue to experience declines in volume due to the challenging economic environment; however, our landfill line of business experienced positive volume growth primarily due to special waste volumes.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Labor and related benefits	$383.5	18.4%	$383.7	18.6%	$760.7	18.8%	$759.4	18.9%
Transfer and disposal costs	167.6	8.0	174.1	8.4	316.3	7.8	329.6	8.2
Maintenance and repairs	158.1	7.6	155.0	7.5	305.5	7.5	301.4	7.5
Transportation and subcontract costs	113.3	5.4	122.2	5.9	212.0	5.2	235.8	5.9
Fuel	136.7	6.6	103.3	5.0	255.0	6.3	198.0	4.9
Franchise fees and taxes	100.8	4.8	101.4	4.9	192.5	4.8	195.3	4.9
Landfill operating costs	30.9	1.5	36.5	1.8	58.8	1.5	64.7	1.6
Risk management	42.1	2.0	44.8	2.2	90.0	2.2	83.1	2.1
Cost of goods sold	38.7	1.9	27.7	1.3	72.0	1.8	50.9	1.3
Other	66.1	3.1	69.6	3.3	134.7	3.3	136.9	3.2

Total cost of operations	$1,237.8	59.3%	$1,218.3	58.9%	$2,397.5	59.2%	$2,355.1	58.5%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations as a percentage of revenue increased 0.4% and 0.7% for the three and six months ended June 30, 2011, respectively, versus the comparable 2010 periods, primarily as a result of the following:
•	Average fuel costs per gallon for the three and six months ended June 30, 2011 were $4.01 and $3.81, respectively, versus $3.03 and $2.94 for the comparable 2010 periods, an increase of $0.98 and $0.87 or 32.3% and 29.6%, respectively.

•	Cost of goods sold increased primarily as a result of changes in the market prices of commodities for the three and six months ended June 30, 2011 versus the comparable 2010 period. Average prices for old corrugated cardboard (OCC) for the three and six months ended June 30, 2011 were $162.61 per ton and $162.24 per ton, respectively, versus $134.64 per ton and $139.70 per ton for the comparable 2010 periods, an increase of $27.97 per ton and $22.54 per ton or 20.8% and 16.1%, respectively. Average prices of old newspaper (ONP) for the three and six months ended June 30, 2011 were $152.09 per ton and $149.55 per ton, respectively versus $111.08 per ton and $107.14 per ton for the comparable 2010 periods, an increase of $41.01 per ton and $42.41 per ton or 36.9% and 39.6%, respectively.
The increases were partially offset by:
•	Transfer and disposal costs decreased during the three and six months ended June 30, 2011 versus the comparable 2010 periods primarily due to the divestiture of a New York transfer station in 2010.

•	Transportation and subcontract costs decreased during the three and six months ended June 30, 2011 versus the comparable 2010 periods primarily due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto.
During the three and six months ended June 30, 2011, approximately 66%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), versus 67% and 68% for the comparable 2010 periods.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Depreciation and amortization of property and equipment	$128.5	6.2%	$126.9	6.1%	$256.0	6.3%	$255.9	6.4%
Landfill depletion and amortization	61.2	2.9	69.3	3.4	120.8	3.0	125.7	3.1

Depreciation, amortization and depletion expense	$189.7	9.1%	$196.2	9.5%	$376.8	9.3%	$381.6	9.5%

Depreciation, amortization and depletion expenses for property and equipment were $189.7 million and $376.8 million or, as a percentage of revenue, 9.1% and 9.3% for the three and six months ended June 30, 2011, respectively, versus $196.2 million and $381.6 million or, as a percentage of revenue, 9.5% for the comparable 2010 periods. The decrease in landfill depletion and amortization as a percentage of revenue for the three months ended June 30, 2011 versus the comparable 2010 period is due primarily to a favorable adjustment to landfill depletion and amortization expense for asset retirement obligations of $7.4 million.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $18.9 million and $37.6 million or, as a percentage of revenue, 0.9% and 0.8% for the three and six months ended June 30, 2011, respectively, versus $17.6 million and $35.2 million or, as a percentage of revenue, 0.8% and 0.9% for the comparable 2010 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.
Accretion Expenses
Accretion expenses were $19.5 million and $39.2 million or, as a percentage of revenue, 1.0% for the three and six months ended June 30, 2011, respectively, versus $20.2 million and $40.4 million or, as a percentage of revenue, 1.0% for the comparable 2010 periods. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but exclude any such amounts recorded as restructuring charges.
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Salaries	$130.1	6.2%	$134.3	6.5%	$265.8	6.6%	$268.2	6.7%
Provision for doubtful accounts	5.6	0.3	7.8	0.4	6.1	0.2	10.3	0.3
Costs to achieve synergies	—	—	8.5	0.4	—	—	17.5	0.4
Other	64.4	3.1	60.2	2.9	132.1	3.2	125.1	3.1

Total selling, general and administrative expenses	$200.1	9.6%	$210.8	10.2%	$404.0	10.0%	$421.1	10.5%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
During the three and six months ended June 30, 2010, we incurred $8.5 million and $17.5 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. All costs related to the synergy plan have been accrued as of December 31, 2010. We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012.
Loss on Disposition of Assets and Impairments, Net
During the three and six months ended June 30, 2011 we recorded a loss on disposition of assets and impairments, net of $19.4 million and $19.0 million, respectively. The components of the loss on disposition of assets and impairments, net during the three and six months ended June 30, 2011 are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Gain on the disposition of businesses	$(17.1)	$(17.1)
Southern Region landfill asset impairment	28.5	28.5
Western Region asset impairment	7.2	7.2
All other, net	0.8	0.4

Loss on disposition of assets and impairments, net	$19.4	$19.0

We disposed of businesses in three markets in our Southern Region during the three months ended June 30, 2011, resulting in a gain of $17.1 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.5 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs.
Separately, we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and goodwill in our Western Region.
During the three and six months ended June 30, 2010, we recorded a net loss of $1.1 million and $1.6 million, respectively, for certain legal expenses and other costs for various divestiture transaction activities.
Restructuring Charges
During the three and six months ended June 30, 2010, we incurred $1.4 million and $7.0 million, respectively, of restructuring and integration charges related to our merger with Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of June 30, 2011, $0.6 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011. We did not incur any such charges during the three and six months ended June 30, 2011.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense on debt and capital lease obligations	$94.8	$107.4	$189.6	$214.4
Accretion of debt discounts	6.0	12.4	16.1	28.6
Accretion of remediation and risk reserves	12.4	12.0	24.5	24.2
Less: capitalized interest	(1.8)	(1.3)	(3.1)	(2.2)

Total interest expense	$111.4	$130.5	$227.1	$265.0

The decrease in interest expense and accretion of debt discounts during the three and six months ended June 30, 2011 versus the comparable 2010 periods is primarily due to refinancing certain of our higher interest rate debt in 2010. Cash paid for interest was $200.9 million and $209.1 million for the six months ended June 30, 2011 and 2010, respectively.

The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is amortized as interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of June 30, 2011 on the outstanding debt assumed from Allied are as follows:

		Expected
		Amortization
	Remaining	Over the Next
	Discount	Twelve Months
$750.0 million 6.875% senior notes due June 2017	$80.9	$10.9
$99.5 million 9.250% debentures due May 2021	2.1	0.1
$360.0 million 7.400% debentures due September 2035	45.2	0.5
Other, maturing 2014 through 2018	20.6	2.8

Total	$148.8	$14.3

Loss on Extinguishment of Debt
During the three and six months ended June 30, 2011 and 2010, we completed the following financing transactions resulting in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

			Cash Paid	Non-cash	Total
			in Loss on	Loss on	Loss on
		Principal	Extinguishment	Extinguishment	Extinguishment
	Quarter	Repaid	of Debt	of Debt	of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3

Loss on extinguishment of debt for the six months ended June 30, 2011			$87.8	$113.5	$201.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3

Loss on extinguishment of debt for the six months ended June 30, 2010			$30.5	$101.8	$132.3

See also our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income Taxes
Our provision for income taxes was $45.1 million and $147.0 million for the three and six months ended June 30, 2011, respectively, versus $110.4 million and $161.4 million for the comparable 2010 periods. Our effective income tax rate was 49.3% and 41.8% for the three and six months ended June 30, 2011, respectively, versus 40.9% and 41.8% for the comparable 2010 periods. The effective tax rate for the three months ended June 30, 2011 was higher than expected due to the write-off of book goodwill with no corresponding tax basis and the impact of lower pre-tax book earnings as a result of the loss on extinguishment of debt.
In the future we may choose to divest of certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.

Reportable Segments
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2011 and 2010 is shown in the following table (in millions of dollars and as a percentage of revenue):

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Three Months Ended June 30, 2011:
Eastern	$537.1	$47.6	$(2.7)	$136.7	25.5%
Midwestern	466.8	54.8	(0.1)	96.4	20.7
Southern	514.2	57.2	(11.5)	110.3	21.5
Western	543.9	55.7	(7.0)	117.9	21.7
Corporate entities	24.6	12.8	1.9	(60.1)	—

Total	$2,086.6	$228.1	$(19.4)	$401.2	19.2%

Three Months Ended June 30, 2010:
Eastern	$532.2	$52.9	$(0.2)	$122.6	23.0%
Midwestern	457.7	54.7	(0.4)	100.7	22.0
Southern	503.1	57.4	(0.4)	119.7	23.8
Western	546.3	56.2	(0.1)	131.3	24.0
Corporate entities	27.1	12.8	—	(73.5)	—

Total	$2,066.4	$234.0	$(1.1)	$400.8	19.4%

			Gain (Loss) on
		Depreciation,	Disposition of
		Amortization,	Assets, Net	Operating
	Net	Depletion and	and Asset	Income	Operating
	Revenue	Accretion	Impairment	(Loss)	Margin
Six Months Ended June 30, 2011:
Eastern	$1,038.4	$99.0	$(3.7)	$254.4	24.5%
Midwestern	885.7	106.4	(0.6)	176.8	20.0
Southern	1,008.8	112.0	(11.6)	229.9	22.8
Western	1,072.7	111.0	(5.4)	240.9	22.5
Corporate entities	45.9	25.2	2.3	(124.6)	—

Total	$4,051.5	$453.6	$(19.0)	$777.4	19.2%

Six Months Ended June 30, 2010:
Eastern	$1,034.3	$104.5	$(0.6)	$250.8	24.2%
Midwestern	872.6	106.6	(0.5)	189.5	21.7
Southern	992.7	115.0	(0.4)	240.3	24.2
Western	1,072.1	105.6	(0.1)	261.9	24.4
Corporate entities	52.4	25.5	—	(160.4)	—

Total	$4,024.1	$457.2	$(1.6)	$782.1	19.4%

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

Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2011 with 2010 are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
Eastern Region
Revenue for the three and six months ended June 30, 2011 benefited from core price growth in all lines of business except residential collection. We experienced volume increases in our residential collection and landfill lines of business.
For the three and six months ended June 30, 2011, operating margins were 25.5% and 24.5%, respectively, versus 23.0% and 24.2% for the comparable 2010 periods. The increase in operating margins is due primarily to a favorable adjustment to landfill depletion and amortization expense for asset retirement obligations of $6.9 million and renegotiation and settlement of certain landfill operating maintenance agreements of $5.2 million. During the three and six months ended June 30, 2011, margins were favorably impacted by lower disposal, subcontract and transportation costs as a result of a decline in subcontracted volumes. These favorable items were partially offset by higher fuel and risk management costs.
Midwestern Region
Revenue for the three and six months ended June 30, 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenue. These increases were offset by volume declines in all lines of business, except for commercial and industrial collection, in part due to the expiration of the City of Toronto transportation and disposal contract.
For the three and six months ended June 30, 2011, operating margins were 20.7% and 20.0%, respectively, versus 22.0% and 21.7% for the comparable 2010 periods. The decrease in operating margins is due primarily to higher fuel costs and legal settlements, partially offset by lower disposal, subcontract and transportation costs as a result of a decline in subcontracted volumes.
Southern Region
Revenue for the three and six months ended June 30, 2011 benefited from core price growth in all collection lines of business, except residential, and an increase in landfill core price growth. These increases were partially offset by volume declines in our commercial and residential collection lines of business.
For the three and six months ended June 30, 2011, operating margins were 21.5% and 22.8%, respectively, versus 23.8% and 24.2% for the comparable 2010 periods. The decrease in operating margins is due primarily to the early closure of a landfill site resulting in an impairment charge of $28.5 million for the write-off of the remaining landfill assets and the acceleration of capping, closure and post-closure costs partially offset by a gain of $17.1 million relating to the disposition of businesses in three markets. Additionally, margins were affected by higher fuel costs, partially offset by lower disposal costs, during both the three and six months ended June 30, 2011 versus the same comparable 2010 periods.
Western Region
Revenue for the three and six months ended June 30, 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenues. Offsetting these increases were volume declines in all lines of business, primarily due to the expiration of our San Mateo County contract.
For the three and six months ended June 30, 2011, operating margins were 21.7% and 22.5%, respectively, versus 24.0% and 24.4% for the comparable 2010 periods. The decrease in operating margins is due primarily to a $7.2 million charge related to expected losses from the divestiture of a business and the write-off of goodwill associated with that business. Higher fuel costs during the three and six months ended June 30, 2011 and the impact of a $5.7 million first quarter 2010 favorable adjustment to landfill depletion and amortization expense for asset retirement obligations were partially offset by lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract.
Corporate Entities
For the three and six months ended June 30, 2011, operating loss improved $13.4 million and $35.8 million, respectively, versus the comparable 2010 periods. During the three and six months ended June 30, 2010, we incurred $8.5 million and $17.5 million, respectively, of incremental costs to achieve our synergy plan and $1.4 million and $7.0 million, respectively, of restructuring and integration charges related to our merger with Allied that are recorded in our corporate segment, as well as accruals for litigation costs. We did not incur these expenses during the comparable 2011 periods.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills owned or operated by us for the six months ended June 30, 2011:

	Balance	Landfills	Permits		Balance
	as of	Acquired,	Granted,		as of
	December 31,	Net of	Net of	Airspace	June 30,
	2010	Divestitures	Closures	Consumed	2011
Cubic yards (in millions):
Permitted airspace	4,595.5	7.9	47.9	(38.9)	4,612.4
Probable expansion airspace	149.1	—	(8.5)	—	140.6

Total cubic yards (in millions)	4,744.6	7.9	39.4	(38.9)	4,753.0

Number of sites:
Permitted airspace	193	1	(1)		193

Probable expansion airspace	8	—	(1)		7

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.
As of June 30, 2011, we owned or operated 193 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2011, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the six months ended June 30, 2011, total available airspace increased by 47.3 million cubic yards, net, primarily due to recovery of past permitted airspace at our Countywide landfill of approximately 20 million cubic yards coupled with new expansions, net of closure and acquisitions, net of divestiture, offset by 38.9 million cubic yards of airspace consumed.
As of June 30, 2011, seven of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 48 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 54 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2011, accrued final capping, closure and post-closure costs were 1,066.3 million, of which $96.7 million is current and $969.6 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of June 30, 2011 is $63.9 million, of which $4.6 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $55 million to $76 million.
West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 in which we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of June 30, 2011 is $45.7 million, of which $2.4 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $36 million to $62 million.
Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of June 30, 2011 is $36.8 million, of which $24.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $28 million to $43 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2011 is $83.7 million, of which $8.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $44 million to $144 million.
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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the six months ended June 30, 2011 and the future expected investment as of June 30, 2011 (in millions):

				Non-cash	Impairments,	Adjustments
	Balance			Additions	Transfers	for	Balance
	as of		Acquisitions	for Asset	and	Asset	as of
	December 31,	Capital	Net of	Retirement	Other	Retirement	June 30,
	2010	Additions	Divestitures	Obligations	Adjustments	Obligations	2011
Non-depletable landfill land	$158.0	$0.7	$—	$—	$(1.5)	$—	$157.2
Landfill development costs	4,575.2	1.2	8.7	16.4	37.0	(15.0)	4,623.5
Construction-in-progress — landfill	133.2	106.4	(0.4)	—	(74.9)	—	164.3
Accumulated depletion and amortization	(1,504.6)	(108.7)	0.5	—	—	6.7	(1,606.1)

Net investment in landfill land and development costs	$3,361.8	$(0.4)	$8.8	$16.4	$(39.4)	$(8.3)	$3,338.9

	Balance
	as of	Expected	Total
	June 30,	Future	Expected
	2011	Investment	Investment
Non-depletable landfill land	$157.2	$—	$157.2
Landfill development costs	4,623.5	6,325.6	10,949.1
Construction-in-progress — landfill	164.3	—	164.3
Accumulated depletion and amortization	(1,606.1)	—	(1,606.1)

Net investment in landfill land and development costs	$3,338.9	$6,325.6	$9,664.5

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the six months ended June 30:

	Six Months Ended June 30,
	2011	2010
Number of landfills owned or operated	193	191

Net investment, excluding non-depletable land (in millions)	$3,181.7	$3,157.8
Total estimated available disposal capacity (in millions of cubic yards)	4,753.0	4,640.7

Net investment per cubic yard	$0.67	$0.68

Landfill depletion and amortization expense (in millions)	$120.8	$125.7
Accretion expense (in millions)	39.2	40.4

	$160.0	$166.1

Airspace consumed (in millions of cubic yards)	38.9	41.6

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.11	$3.99

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions.
During the six months ended June 30, 2011, our weighted-average compaction rate was approximately 1,800 pounds per cubic yard based on our three-year historical moving average as compared to 1,700 pounds per cubic yard for the six months ended June 30, 2010. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of June 30, 2011, we expect to spend an estimated additional $6.3 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.5 billion or $2.00 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2011 and 2010 (in millions):

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	16.4	—	—
Acquisition and other adjustments	—	14.4	—	—
Asset retirement obligation adjustments	—	(15.0)	—	—
Accretion expense	—	39.2	16.5	2.9
Additions charged to expense	6.1	—	3.0	190.8
Payments or usage	(9.9)	(35.2)	(16.2)	(190.3)

Balance, June 30, 2011	47.1	1,066.3	555.4	420.6
Less: Current portion	(47.1)	(96.7)	(91.2)	(121.0)

Long-term portion	$—	$969.6	$464.2	$299.6

	Allowance for	Final Capping,
	Doubtful	Closure and		Self-
	Accounts	Post-Closure	Remediation	Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash additions	—	15.6	—	—
Acquisition and other adjustments	—	(0.7)	1.5	—
Accretion expense	—	(7.6)	—	—
Additions charged to expense	—	40.4	14.5	4.2
Transfers to assets held for sale	10.3	—	2.6	177.5
Payments or usage	(13.0)	(28.0)	(23.4)	(173.5)

Balance, June 30, 2010	52.5	1,094.2	549.3	421.1
Less: Current portion	(52.5)	(123.7)	(102.2)	(119.5)

Long-term portion	$—	$970.5	$447.1	$301.6

As of June 30, 2011, accounts receivable were $872.3 million, net of allowance for doubtful accounts of $47.1 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. In addition, at June 30, 2011, our accounts receivable in excess of 90 days old totaled $47.4 million, or 5.15% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2011 (in millions):

	Gross Property and Equipment
					Non-Cash	Adjustments	Impairments,
	Balance				Additions	for	Transfers	Balance
	as of			Acquisitions,	for Asset	Asset	and	as of
	December 31,	Capital		Net of	Retirement	Retirement	Other	June 30,
	2010	Additions	Retirements	Divestitures	Obligations	Obligations	Adjustments	2011
Other land	$391.9	$0.8	$(1.5)	$1.4	$—	$—	$(5.2)	$387.4
Non-depletable landfill land	158.0	0.7	—	—	—	—	(1.5)	157.2
Landfill development costs	4,575.2	1.2	—	8.7	16.4	(15.0)	37.0	4,623.5
Vehicles and equipment	4,142.1	262.3	(69.7)	0.4	—	—	2.5	4,337.6
Buildings and improvements	768.5	4.8	(1.9)	2.0	—	—	5.7	779.1
Construction-in-progress — landfill	133.2	106.4	—	(0.4)	—	—	(74.9)	164.3
Construction-in-progress — other	27.2	11.4	—	—	—	—	(9.1)	29.5

Total	$10,196.1	$387.6	$(73.1)	$12.1	$16.4	$(15.0)	$(45.5)	$10,478.6

	Accumulated Depreciation, Amortization and Depletion
					Adjustments
	Balance	Additions			for	Balance
	as of	Charged		Acquisitions,	Asset	as of
	December 31,	to		Net of	Retirement	June 30,
	2010	Expense	Retirements	Divestitures	Obligations	2011
Landfill development costs	$(1,504.6)	$(108.7)	$—	$0.5	$6.7	$(1,606.1)
Vehicles and equipment	(1,820.6)	(240.4)	62.4	17.2	—	(1,981.4)
Buildings and improvements	(172.4)	(17.2)	1.0	0.2	—	(188.4)

Total	$(3,497.6)	$(366.3)	$63.4	$17.9	$6.7	$(3,775.9)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2011 and 2010 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$795.6	$594.8
Net cash used in investing activities	(472.2)	(449.5)
Net cash used in financing activities	(91.2)	(137.3)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2011 and 2010 are summarized below:
Earnings decrease. Our net income decreased by $20.8 million during the six months ended June 30, 2011 versus the comparable 2010 period. During the six months ended June 30, 2011, we incurred a loss of $201.3 million for premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchase of the senior notes versus $132.3 million incurred during the six months ended June 30, 2010.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $66.5 million in the six months ended June 30, 2011 versus a decrease of $229.6 million in the comparable 2010 period, primarily as a result of the following:
•	During the six months ended June 30, 2011, we received a net income tax refund of $49.8 million primarily due to the December 2010 tax law change for bonus depreciation. During the six months ended June 30, 2010 we paid $110.6 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•	Total cash paid for taxes, net of refunds received was $107.4 million and $284.4 million for the six months ended June 30, 2011 and 2010, respectively.

•	Cash paid for restructuring and synergy related charges was $10.3 million lower during the six months ended June 30, 2011 than the comparable 2010 period.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2011 and 2010 are summarized below:
Capital expenditures. Capital expenditures during the six months ended June 30, 2011 were $481.7 million, compared with $385.4 million in the comparable 2010 period. During 2011, we expect our capital expenditures to approximate $870 million. However, we expect property and equipment received during 2011 to be approximately $750 million, which excludes $120 million of property and equipment received during 2010 but paid for during 2011.
Cash used in acquisitions. During the six months ended June 30, 2011, we acquired various solid waste businesses for which we paid $28.0 million. We had no significant acquisitions during the six month period ended June 30, 2010.
Cash proceeds from divestitures. During the six months ended June 30, 2011, we divested of certain assets in our Southern, Western and Eastern Regions for which we received $10.4 million. We had no significant divestitures during the six month period ended June 30, 2010.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $12.7 million to our investing activities during the six months ended June 30, 2011. Changes in our restricted cash and marketable securities balances for the six months ended June 30, 2010 decreased our cash used in investing activities by $76.0 million due to funding of premiums used to settle claims related to our self-insurance programs. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our Credit Facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2011 and 2010 are summarized below:
Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $436.1 million during the six months ended June 30, 2011 versus net proceeds of $24.8 million in the comparable 2010 period. See also our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax-exempt financings as well as purchasing and retiring certain indebtedness were $145.4 million during the six months ended June 30, 2011 versus $51.2 million in the comparable 2010 period.
Purchases of common stock for treasury. In November 2010, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock. From November 2010 to June 30, 2011, we repurchased 10.1 million shares of our stock for $303.2 million at a weighted average cost per share of $30.08. During the six months ended June 30, 2011, we repurchased 8.6 million shares for $262.1 million at a weighted average cost per share of $30.35.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2010, the board of directors approved an increase in the quarterly dividend to $0.20 per share. Dividends paid were $152.5 million and $144.9 million for the six months ended June 30, 2011 and 2010, respectively.
Financial Condition
As of June 30, 2011, we had $320.5 million of cash and cash equivalents, and $160.1 million of restricted cash deposits and restricted marketable securities, including $29.2 million of restricted cash held for capital expenditures under certain debt facilities.
Credit Facilities
In April 2011, we amended and restated our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that will allow us to increase availability, at our option, by an aggregate amount up to $500 million, through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2, to our existing $1.75 billion credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility with those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.
As of December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.56%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had no borrowings under our Credit Facilities at June 30, 2011. We had $75.0 million of Eurodollar Rate borrowings as of December 31, 2010. We had $923.4 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,576.6 million and $1,637.5 million of availability under our Credit Facilities at June 30, 2011 and December 31, 2010, respectively.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At June 30, 2011, our EBITDA to interest ratio was 4.86 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.19 compared to the 3.50 maximum allowed by the covenants. At June 30, 2011, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2011.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Senior Notes and Debentures
During the three months ended June 30, 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, and together with the 3.800% Notes and the 4.750% Notes, the Notes). The Notes are unsecured and unsubordinated obligations and are guaranteed by each of our subsidiaries that also guarantees the Credit Facilities. These guarantees are general senior unsecured obligations of our subsidiary guarantors. We used the net proceeds from the Notes as follows (i) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (ii) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (iii) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (iv) $619.0 million to repay borrowings under our revolving credit facilities; and (v) the remainder for general corporate purposes.
During the three and six months ended June 30, 2011 and 2010 we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

			Cash Paid	Non-cash	Total
			in Loss on	Loss on	Loss on
		Principal	Extinguishment	Extinguishment	Extinguishment
	Quarter	Repaid	of Debt	of Debt	of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3

Loss on extinguishment of debt for the six months ended June 30, 2011			$87.8	$113.5	$201.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3

Loss on extinguishment of debt for the six months ended June 30, 2010			$30.5	$101.8	$132.3

During the three months ended June 30, 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.
During the three months ended March 31, 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040. We used the net proceeds to retire certain outstanding debt and to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
Tax-Exempt Financings
At June 30, 2011, we had $1,151.7 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at prevailing market rates ranging from 0.08% to 8.25% at June 30, 2011 and have maturities ranging from 2012 to 2035. As of June 30, 2011, we had $29.2 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.
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
Intended Uses of Cash
We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and our availability to draw from our Credit Facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in an impairment charge in the period in which the debt is repurchased and retired. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the write off of the relative portion of unamortized note discounts and deferred issuance costs.
Credit Rating
We have received investment grade credit ratings. As of June 30, 2011, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash provided by operating activities	$361.9	$295.7	$795.6	$594.8
Purchases of property and equipment	(184.5)	(177.0)	(481.7)	(385.4)
Proceeds from sales of property and equipment	9.4	6.7	16.3	12.6

Free cash flow	$186.8	$125.4	$330.2	$222.0

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere herein.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table provides a reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$184.5	$177.0	$481.7	$385.4
Adjustments for property and equipment received during the prior period but paid for in the following period, net	34.1	22.6	(94.1)	(57.5)

Property and equipment received during the period	$218.6	$199.6	$387.6	$327.9

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
Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 13, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

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
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the six months ended June 30, 2011 and 2010 was $205.6 million and $148.8 million, respectively.
See Note 11, Other Comprehensive Income and Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our fuel and recycling commodity hedges.
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At June 30, 2011, we had $866.5 million of floating rate debt and $210.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $11 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $111 million relating to our outstanding legal proceedings as of June 30, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $110 million higher than the amount recorded as of June 30, 2011.
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
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of up to $9.0 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Both sides are now pursuing an appeal to the Ohio Supreme Court. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.
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
Proxy Disclosure Matter
In late 2009, a stockholder sued Republic Services, Inc. in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan (EIP) that was approved by our stockholders at the 2009 annual meeting. The lawsuit is styled as a combined proxy disclosure claim and derivative action. We are a defendant only with respect to the proxy disclosure claim, which seeks only to require us to make additional disclosures regarding the EIP and to hold a new stockholder vote prior to making any payments under the EIP. The derivative claim is purportedly brought on behalf of our company against all of our directors and the individuals who were executive officers at the time of the 2009 annual meeting and alleges, among other things, breach of fiduciary duty. That claim also seeks injunctive relief and seeks to recoup on behalf of our company an unspecified amount of the incentive compensation that may be paid to our executives under the EIP, as well as the amount of any tax deductions that may be lost if the EIP does not comply with Section 162(m) of the Internal Revenue Code. Defendants’ motions to dismiss plaintiff’s complaint have been fully briefed. On March 30, 2011, the court granted the company’s motion to dismiss the proxy disclosure claim with prejudice for failure to state a claim, and dismissed the derivative action without prejudice for lack of jurisdiction. No appeal was filed and the dismissal is therefore considered final.
Compensation Matter
Shortly after the dismissal of his lawsuit in the Proxy Disclosure Matter discussed above, the same plaintiff sued Republic Services, Inc., its directors, and several executive officers in the Court of Chancery in Delaware. His new lawsuit, filed in May 2011, challenges certain compensation decisions that were made by the Board of Directors or its Compensation Committee. The lawsuit is purportedly brought on behalf of our company against all of our directors and several executive officers. In particular, the plaintiff’s complaint: (1) challenges certain payments totaling $3.05 million to our former Chief Executive Officer, James O’Connor, under his June 25, 2010 Retirement Agreement; (2) contends that the company committed “waste” by awarding restricted stock units that vest over time (which typically would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); and (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010. The complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses the company purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants will defend the lawsuit vigorously and have filed motions to dismiss the complaint.
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,400 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC

and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On April 29, 2011, plaintiffs filed a motion for leave to amend their complaint to seek punitive damages. Briefing on that motion is ongoing.
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
Livingston Matter
On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We have filed a notice of appeal with respect to the class certification order and oral argument is scheduled for August, 2011. The parties are working toward resolving the lawsuit through a negotiated settlement. If these efforts are not successful, we intend to continue to defend this lawsuit vigorously.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $100,000 or More
Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe that the monetary sanctions will not equal or exceed $100,000. We are disclosing the following matters in accordance with that requirement:
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
Lorain County Landfill Matter
Since 2006, the Lorain County Landfill located in Lorain, Ohio has agreed to two consensual Director’s Final Findings and Orders (DFFO’s) issued by the Ohio Environmental Protection Agency related to operational issues, including odor nuisances. The Ohio Attorney General’s office has advised us that it intends to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc., which has operated and maintained the landfill’s gas collection system, for violations that are alleged to continue to occur in violation of the DFFOs and are related to continuing alleged nuisance odors. We are engaging in discussions with representatives of the Attorney General’s office to attempt to amicably resolve the State’s issues and to negotiate a consent order that would be filed with the common pleas court. The Attorney General’s office has communicated an initial settlement demand to Lorain County Landfill, LLC. We understand that the Attorney General’s Office also is seeking a penalty against Lorain County LFG Power Station Energy Developments, Inc. The Attorney General’s office also is seeking injunctive relief related to ongoing landfill operations, including the landfill gas collection and control system. Settlement discussions with the Attorney General’s office are ongoing.
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
ITEM 1A. RISK FACTORS.
There were no material changes during the six months ended June 30, 2011 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2011:

			Total Number of	Approximate Dollar
	Total Number of		Shares Purchased as	Value of Shares that
	Shares (or Units)	Average Price Paid	Part of Publicly	May Yet Be Purchased
	Purchased (a)	per Share (a)	Announced Program (b)	Under the Program (c)
April 2011	37,474	$29.27	37,412	$210,411,727
May 2011	2,362,220	$32.06	2,362,220	$134,679,790
June 2011	1,242,916	$30.66	1,236,209	$96,770,392

	3,642,610	$31.56	3,635,841

(a)	Our board of directors has approved a share repurchase program pursuant to which we may repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. Share repurchases under the 2010 Program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the 2010 Program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2010 Program may be extended, suspended or discontinued at any time.

(b)	The total number of shares purchased during the three months ended June 30, 2011 includes: (i) 3,635,841 shares of common stock purchased pursuant to the 2010 Program; and (ii) 6,769 shares of common stock surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees. We expect to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

(c)	Shares that may be purchased under the program excludes shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED).
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
4.1	Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 21, 2011).

4.2	Amendment No. 2 to Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent, and each of the lenders signatory thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated April 21, 2011).

4.3	Second Supplemental Indenture, dated as of May 9, 2011, to the Indenture, dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s

Exhibit
Number	Description of Exhibit
Current Report on Form 8-K dated May 9, 2011).

4.4	Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture, dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.5	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture, dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).

10.1+	Republic Services Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 1, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management or compensatory plan or arrangement.

*	Filed herewith

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: July 28, 2011	By:	/s/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2011	By:	/s/ CHARLES F. SERIANNI
Charles F. Serianni
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)