Form 10-Q
period 2011-09-30
REPUBLIC SERVICES, INC.
filed 2011-10-28
CIK 1060391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

On October 17, 2011, the registrant had outstanding 370,363,917 shares of Common Stock, par value $.01 per share (excluding treasury shares of 31,604,909).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.6	$88.3
Accounts receivable, less allowance for doubtful accounts of $46.1 and $50.9, respectively	901.3	828.9
Prepaid expenses and other current assets	175.9	207.4
Deferred tax assets	104.6	121.5

Total current assets	1,254.4	1,246.1
Restricted cash and marketable securities	160.5	172.8
Property and equipment, net	6,708.9	6,698.5
Goodwill	10,646.7	10,655.3
Other intangible assets, net	427.6	451.3
Other assets	258.1	237.9

Total assets	$19,456.2	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515.2	$606.5
Notes payable and current maturities of long-term debt	9.7	878.5
Deferred revenue	306.8	295.1
Accrued landfill and environmental costs, current portion	190.2	182.0
Accrued interest	82.8	93.1
Other accrued liabilities	752.8	621.3

Total current liabilities	1,857.5	2,676.5
Long-term debt, net of current maturities	7,021.6	5,865.1
Accrued landfill and environmental costs, net of current portion	1,413.5	1,416.6
Deferred income taxes and other long-term tax liabilities	1,069.7	1,044.8
Self-insurance reserves, net of current portion	301.1	304.5
Other long-term liabilities	178.3	305.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 401.9 and 400.2 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,486.0	6,431.1
Retained earnings	2,055.3	1,890.3
Treasury stock, at cost (31.1 and 16.5 shares, respectively)	(930.7)	(500.8)
Accumulated other comprehensive (loss) income, net of tax	(2.2)	21.9

Total Republic Services, Inc. stockholders’ equity	7,612.4	7,846.5
Noncontrolling interests	2.1	2.4

Total stockholders’ equity	7,614.5	7,848.9

Total liabilities and stockholders’ equity	$19,456.2	$19,461.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$2,116.2	$2,061.7	$6,167.7	$6,085.8
Expenses:
Cost of operations	1,260.0	1,224.9	3,657.5	3,580.0
Depreciation, amortization and depletion	215.0	211.6	629.4	628.4
Accretion	19.4	20.1	58.6	60.5
Selling, general and administrative	207.5	209.4	611.5	630.5
Loss on disposition of assets and impairments, net	5.8	25.5	24.8	27.1
Restructuring charges	—	2.6	—	9.6

Operating income	408.5	367.6	1,185.9	1,149.7
Interest expense	(108.3)	(122.0)	(335.4)	(387.0)
Loss on extinguishment of debt	(6.0)	(19.4)	(207.3)	(151.7)
Interest income	—	0.4	0.3	0.5
Other income, net	1.8	3.1	3.8	4.7

Income before income taxes	296.0	229.7	647.3	616.2
Provision for income taxes	102.4	95.2	249.4	256.6

Net income	193.6	134.5	397.9	359.6
Net (income) loss attributable to noncontrolling interests	(0.1)	(0.3)	0.3	(0.7)

Net income attributable to Republic Services, Inc.	$193.5	$134.2	$398.2	$358.9

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.52	$0.35	$1.05	$0.94

Weighted average common shares outstanding	373.2	384.0	377.9	382.6

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.52	$0.35	$1.05	$0.93

Weighted average common and common equivalent shares outstanding	374.7	386.1	379.6	384.7

Cash dividends per common share	$0.22	$0.20	$0.62	$0.58

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions)

		Republic Services, Inc. Stockholders’ Equity
								Accumulated
								Other
				Additional				Comprehensive
		Common Stock		Paid-In	Retained	Treasury Stock		Income (Loss),	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2010	$7,848.9	400.2	$4.0	$6,431.1	$1,890.3	(16.5)	$(500.8)	$21.9	$2.4
Net income (loss)	397.9	—	—	—	398.2	—	—	—	(0.3)
Other comprehensive loss	(24.1)	—	—	—	—	—	—	(24.1)	—
Cash dividends declared	(232.7)	—	—	—	(232.7)	—	—	—	—
Issuances of common stock	38.0	1.7	—	38.0	—	—	—	—	—
Stock-based compensation	16.4	—	—	16.9	(0.5)	—	—	—	—
Purchase of common stock for treasury	(429.9)	—	—	—	—	(14.6)	(429.9)	—	—

Balance as of September 30, 2011	$7,614.5	401.9	$4.0	$6,486.0	$2,055.3	(31.1)	$(930.7)	$(2.2)	$2.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities:
Net income	$397.9	$359.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	384.3	384.0
Landfill depletion and amortization	188.0	191.5
Amortization of intangible and other assets	57.1	52.9
Accretion	58.6	60.5
Non-cash interest expense - debt	20.9	40.9
Non-cash interest expense - other	37.2	36.2
Stock-based compensation	16.4	18.3
Deferred tax benefit	(18.9)	(1.7)
Provision for doubtful accounts, net of adjustments	10.9	14.4
Excess income tax benefit from stock option exercises	(2.4)	(2.9)
Asset impairments	45.9	11.5
Loss on extinguishment of debt	207.3	151.7
(Gain) loss on disposition of assets, net	(34.8)	5.8
Other non-cash items	(6.7)	0.9
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(80.7)	(48.6)
Prepaid expenses and other assets	24.5	(36.9)
Accounts payable	6.3	(81.1)
Restructuring and synergy related expenditures	(2.9)	(15.8)
Capping, closure and post-closure expenditures	(73.3)	(62.2)
Remediation expenditures	(26.7)	(32.2)
Other liabilities	77.9	(83.1)

Cash provided by operating activities	1,286.8	963.7

Cash used in investing activities:
Purchases of property and equipment	(696.1)	(571.4)
Proceeds from sales of property and equipment	23.4	17.4
Cash used in business acquisitions and development projects, net of cash acquired	(40.8)	(21.4)
Cash proceeds from divestitures, net of cash divested	14.2	50.6
Change in restricted cash and marketable securities	12.3	33.0
Other	(2.2)	(0.6)

Cash used in investing activities	(689.2)	(492.4)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,137.5	1,069.5
Proceeds from issuance of senior notes, net of discount	1,844.9	1,499.4
Payments of notes payable and long-term debt	(2,827.6)	(2,763.3)
Premiums paid on extinguishment of debt	(89.6)	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(58.8)	(23.7)
Issuances of common stock	35.6	67.1
Excess income tax benefit from stock option exercises	2.4	2.9
Purchases of common stock for treasury	(429.9)	(1.4)
Cash dividends paid	(227.8)	(217.7)
Distributions paid to noncontrolling interests	—	(1.2)

Cash used in financing activities	(613.3)	(398.8)

(Decrease) increase in cash and cash equivalents	(15.7)	72.5
Cash and cash equivalents at beginning of period	88.3	48.0

Cash and cash equivalents at end of period	$72.6	$120.5

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

Management’s Estimates and Assumptions

In preparing our financial statements, we include numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, landfill development costs, final capping, closure and post-closure costs, and the recoverability of goodwill; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; and our liabilities for environmental remediation, employee benefit plans, stock-based compensation, deferred taxes, uncertain tax positions and self-insurance. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Our actual results may differ significantly from our estimates.

New Accounting Pronouncements

Goodwill Impairment Test

In December 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance that modifies the requirements of the Step 1 goodwill impairment test for reporting units with zero or negative carrying amounts. We adopted this guidance effective January 1, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued a new accounting standard update to allow the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. The adoption of this standard will not impact our consolidated financial position or results of operations.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Other Comprehensive Income

In June 2011, the FASB issued a new accounting standard update on the presentation of comprehensive income. The updated standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We will adopt this presentation standard as of the beginning of 2012, or when applicable. It will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

Multi-employer Pension Plans

In September 2011, the FASB issued a new accounting standard update requiring companies participating in multi-employer pension plans to disclose more information about their involvement in those plans. Retrospective application of the disclosures is required. This guidance is effective for fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of this guidance on its multi-employer pension plan disclosures.

2. BUSINESS ACQUISITIONS, DISPOSITION OF ASSETS AND ASSET IMPAIRMENTS

Acquisitions

We acquired various solid waste businesses during the nine months ended September 30, 2011 and 2010. The aggregate cash used in these acquisitions, net of cash acquired, was $40.8 million and $21.4 million, respectively.  The purchase price paid for these acquisitions during the nine months ended September 30 and the preliminary allocation of the purchase price as of September 30 are as follows (in millions):

	2011	2010
Purchase price:
Cash used in acquisitions, net of cash acquired	$40.8	$21.4
Fair value of operations surrendered	47.8	—
Holdbacks	0.8	0.6

Total	89.4	22.0

Allocated as follows:
Working capital	7.0	0.5
Property and equipment	43.9	9.3
Other liabilities, net	(8.5)	(0.9)

Value of assets acquired and liabilities assumed	42.4	8.9

Excess purchase price to be allocated	$47.0	$13.1

Excess purchase price to be allocated as follows:
Other intangible assets	32.0	3.0
Goodwill	15.0	10.1

Total allocated	$47.0	$13.1

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Disposition of Assets and Asset Impairments

The components of the loss on disposition of assets and impairments, net during the three and nine months ended September 30, 2011 are as follows (in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Eastern Region asset impairment	$5.9	$5.9
Gain on the disposition of businesses	—	(17.1)
Southern Region landfill asset impairment	0.3	28.8
Western Region asset impairment	—	7.2
All other, net	(0.4)	—

Loss on disposition of assets and impairments, net	$5.8	$24.8

During the nine months ended September 30, 2011, we disposed of businesses in three markets in our Southern Region, resulting in a gain of $17.1 million. In connection with these dispositions, we closed a landfill site, resulting in an asset impairment charge of $28.8 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill in our Western Region. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss. Proceeds from dispositions of solid waste assets were $14.2 million for the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2010, we recorded a net loss on the disposition of assets and impairments of $25.5 million and $27.1 million, respectively. In August 2010, we divested hauling operations and two transfer stations in our Eastern Region for aggregate proceeds of approximately $50 million and recognized a loss on disposition of $14.7 million. Additionally, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

A summary of the activity and balances in goodwill accounts by operating segment is as follows (in millions):

	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at September 30, 2011
Eastern	$2,791.9	$7.0	$(0.7)	$(0.2)	$2,798.0
Midwestern	2,129.6	4.8	—	0.7	2,135.1
Southern	2,721.8	2.8	(19.5)	(0.1)	2,705.0
Western	3,012.0	0.4	(3.6)	(0.2)	3,008.6

Total	$10,655.3	$15.0	$(23.8)	$0.2	$10,646.7

	Balance at December 31, 2009	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at September 30, 2010
Eastern	$2,818.5	$—	$(20.5)	$(2.5)	$2,795.5
Midwestern	2,118.2	0.9	—	(1.9)	2,117.2
Southern	2,724.7	—	—	(2.6)	2,722.1
Western	3,005.7	9.2	—	(2.9)	3,012.0

Total	$10,667.1	$10.1	$(20.5)	$(9.9)	$10,646.8

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Other Intangible Assets, Net

Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 2 to 23 years. A summary of the activity and balances by intangible asset type is as follows (in millions):

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at September 30, 2011
	Balance at December 31, 2010	Acquisitions	Balance at September 30, 2011	Balance at December 31, 2010	Additions Charged to Expense	Balance at September 30, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$28.3	$565.4	$(130.7)	$(47.4)	$(178.1)	$387.3
Trade names	30.0	—	30.0	(12.5)	(4.5)	(17.0)	13.0
Non-compete agreements	12.9	3.7	16.6	(7.2)	(1.5)	(8.7)	7.9
Other intangible assets	62.9	—	62.9	(41.2)	(2.3)	(43.5)	19.4

Total	$642.9	$32.0	$674.9	$(191.6)	$(55.7)	$(247.3)	$427.6

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at September 30, 2010
	Balance at December 31, 2009	Acquisitions	Balance at September 30, 2010	Balance at December 31, 2009	Additions Charged to Expense	Balance at September 30, 2010
Customer relationships, franchise and other municipal agreements	$521.1	$0.9	$522.0	$(70.5)	$(44.8)	$(115.3)	$406.7
Trade names	30.0	—	30.0	(6.5)	(4.5)	(11.0)	19.0
Non-compete agreements	7.4	2.1	9.5	(6.5)	(0.5)	(7.0)	2.5
Other intangibles assets	62.9	—	62.9	(37.9)	(2.5)	(40.4)	22.5

Total	$621.4	$3.0	$624.4	$(121.4)	$(52.3)	$(173.7)	$450.7

4. OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	2011	2010
Inventories	$37.8	$31.3
Prepaid expenses	62.6	55.9
Other non-trade receivables	38.6	45.4
Income tax receivable	32.8	69.8
Other current assets	4.1	5.0

Total	$175.9	$207.4

The fair value of our interest rate swaps, which matured in August 2011, of $5.2 million is included in other non-trade receivables as of December 31, 2010. Other current assets include the fair value of fuel and commodity hedges of $2.2 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively.

Other Assets

A summary of other assets as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	2011	2010
Deferred financing costs	$56.3	$41.1
Deferred compensation plan	33.9	27.4
Notes and other receivables	34.5	34.0
Reinsurance receivable	53.8	54.5
Other	79.6	80.9

Total	$258.1	$237.9

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	2011	2010
Accrued payroll and benefits	$147.3	$158.4
Accrued fees and taxes	127.5	111.8
Self-insurance reserves, current portion	119.1	112.7
Accrued dividends	81.6	76.7
Synergy incentive plan	68.1	—
Current tax liabilities	18.6	—
Restructuring liabilities	0.4	3.9
Accrued professional fees and legal settlement reserves	81.8	53.1
Other	108.4	104.7

Total	$752.8	$621.3

Other accrued liabilities include the fair value of fuel and commodity hedges of $14.2 million and $8.4 million as of September 30, 2011 and December 31, 2010, respectively.

We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012. The synergy incentive plan was fully accrued and was included in other long-term liabilities as of December 31, 2010.

Other Long-Term Liabilities

A summary of other long-term liabilities as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	2011	2010
Deferred compensation liability	$31.4	$27.7
Pension and other postretirement liabilities	5.2	14.4
Contingent legal liabilities	61.6	105.8
Ceded insurance reserves	53.8	54.5
Synergy incentive plan	—	68.1
Other	26.3	35.0

Total	$178.3	$305.5

Self-Insurance Reserves

In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the acquisition of Allied Waste Industries, Inc. (Allied) have been recorded at our estimate of fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to non-cash interest expense through the period they are paid.

Our liabilities for unpaid and incurred but not reported claims at September 30, 2011 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $420.2 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Accrued Liabilities Associated with the Allied Acquisition

We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 21 years. The following tables reflect activity during the nine months ended September 30, 2011 and 2010 associated with unfavorable contracts and lease exit liabilities included in other accrued and other long-term liabilities (in millions):

	Balance at December 31, 2010	Payments / Amortization	Adjustments	Balance at September 30, 2011
Unfavorable contracts	$37.6	$(7.2)	$(5.3)	$25.1
Lease exit costs	5.0	(1.3)	(0.6)	3.1

Total	$42.6	$(8.5)	$(5.9)	$28.2

	Balance at December 31, 2009	Payments / Amortization	Adjustments	Balance at September 30, 2010
Unfavorable contracts	$49.0	$(7.7)	$(1.3)	$40.0
Lease exit costs	6.4	(1.2)	—	5.2

Total	$55.4	$(8.9)	$(1.3)	$45.2

6. LANDFILL AND ENVIRONMENTAL COSTS

As of September 30, 2011, we owned or operated 192 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 129 closed landfills.

Accrued Landfill and Environmental Costs

A summary of landfill and environmental liabilities as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	2011	2010
Landfill final capping, closure and post-closure liabilities	$1,048.8	$1,046.5
Remediation	554.9	552.1

	1,603.7	1,598.6
Less: Current portion	(190.2)	(182.0)

Long-term portion	$1,413.5	$1,416.6

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30 (in millions):

	2011	2010
Asset retirement obligation liabilities, beginning of year	$1,046.5	$1,074.5
Non-cash additions	25.5	23.8
Acquisitions and other adjustments	15.1	1.7
Asset retirement obligation adjustments	(23.6)	(10.6)
Payments	(73.3)	(62.2)
Accretion expense	58.6	60.5

Asset retirement obligation liabilities, end of period	1,048.8	1,087.7
Less: Current portion	(104.1)	(113.3)

Long-term portion	$944.7	$974.4

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.

The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $54.5 million and $61.8 million as of September 30, 2011 and December 31, 2010, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.

Environmental Remediation Liabilities

We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at September 30, 2011 would be approximately $131 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30 (in millions):

	2011	2010
Remediation liabilities, beginning of year	$552.1	$554.1
Acquisitions and other adjustments	—	1.5
Additions charged to expense	4.7	4.6
Payments	(26.7)	(32.2)
Accretion expense (non-cash interest expense)	24.8	21.8

Remediation liabilities, end of period	554.9	549.8
Less: Current portion	(86.1)	(100.4)

Long-term portion	$468.8	$449.4

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of September 30, 2011 is $63.0 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $75 million.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 in which we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of September 30, 2011 is $45.1 million, of which $1.2 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $35 million to $62 million.

Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of September 30, 2011 is $37.0 million, of which $25.5 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $27 million to $42 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of September 30, 2011 is $84.0 million, of which $7.6 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $43 million to $143 million.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

7. DEBT

Our notes payable, capital leases and long-term debt as of September 30, 2011 and December 31, 2010 are listed in the following table in millions, and are presented net of unamortized discounts, adjustments to fair value related to hedging transactions and the unamortized portion of adjustments to fair value recorded in purchase accounting.

	September 30, 2011	December 31, 2010
$1.75 billion revolver due 2013, amended to $1.25 billion due 2013	$35.0	$25.0
$1.0 billion revolver due 2012, amended to $1.25 billion due 2016	85.0	50.0
Senior notes, fixed interest rate of 5.750%, due February 2011	—	261.7
Senior notes, fixed interest rate of 6.375%, due April 2011	—	215.1
Senior notes, fixed interest rate of 6.750%, due August 2011	—	392.0
Senior notes, fixed interest rate of 7.125%, due May 2016	—	535.5
Senior notes, fixed interest rate of 6.875%, due June 2017	671.7	663.9
Senior notes, fixed interest rate of 3.800%, due May 2018	699.8	—
Senior notes, fixed interest rate of 5.500%, due September 2019	646.1	645.8
Senior notes, fixed interest rate of 5.000%, due March 2020	849.9	849.9
Senior notes, fixed interest rate of 5.250%, due November 2021	600.0	600.0
Debentures, fixed interest rate of 9.250%, due May 2021	33.3	93.4
Senior notes, fixed interest rate of 4.750%, due May 2023	548.6	—
Senior notes, fixed interest rate of 6.086%, due March 2035	250.2	249.8
Debentures, fixed interest rate of 7.400%, due September 2035	123.2	267.6
Senior notes, fixed interest rate of 6.200%, due March 2040	649.5	649.5
Senior notes, fixed interest rate of 5.700%, due May 2041	596.6	—
Tax-exempt bonds and other tax-exempt financings; fixed and floating interest rates ranging from 0.13% to 8.25%; maturities ranging from 2012 to 2035	1,152.3	1,151.8
Other debt unsecured and secured by real property, equipment and other assets; interest rates ranging from 5.00% to 11.90%; maturing through 2042	90.1	92.6

Total debt	7,031.3	6,743.6
Less: Current portion	(9.7)	(878.5)

Long-term portion	$7,021.6	$5,865.1

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2011 and 2010, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Amendments to credit facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
$360.0 million 7.400% debentures due September 2035	Third	12.0	2.8	3.2	6.0

Loss on extinguishment of debt for the nine months ended September 30, 2011			$90.6	$116.7	$207.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3
Refinancing and retirement of various industrial revenue bonds	Third	20.8	—	19.4	19.4

Loss on extinguishment of debt for the nine months ended September 30, 2010			$30.5	$121.2	$151.7

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

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2 to our existing $1.75 billion credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.

As of September 30, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.51% and 1.56%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of September 30, 2011 and December 31, 2010, we had $120.0 million and $75.0 million of Eurodollar Rate borrowings, respectively. We had $919.6 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,460.4 million and $1,637.5 million of availability under our Credit Facilities, at September 30, 2011 and December 31, 2010, respectively. We were in compliance with the covenants under our Credit Facilities at September 30, 2011.

Senior Notes and Debentures

During the three months ended September 30, 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

As of September 30, 2011 and December 31, 2010, our senior notes and debentures totaled $5,668.9 million and $5,424.2 million, respectively, net of unamortized discounts and adjustments to fair value recorded in purchase accounting for the debt assumed from Allied of $157.5 million and $282.9 million, respectively, which is being amortized over the remaining term of the notes, and adjustments to fair value related to our interest rate swap agreements of $5.2 million at December 31, 2010.

Tax-Exempt Financings

As of September 30, 2011 and December 31, 2010, we had $1,152.3 million and $1,151.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of September 30, 2011 and December 31, 2010, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $19.9 million and $21.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

Approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance these bonds using availability under our revolving Credit Facilities, if necessary.

As of September 30, 2011, we had $160.5 million of restricted cash and marketable securities, of which $25.4 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt includes capital lease liabilities of $89.2 million and $91.8 million as of September 30, 2011 and December 31, 2010, respectively, with maturities ranging from 2013 to 2042.

Fair Value of Debt

The fair value of our fixed rate senior notes using quoted market rates was $6.4 billion and $6.0 billion at September 30, 2011 and December 31, 2010, respectively. The carrying value of our fixed rate senior notes was $5.7 billion and $5.4 billion at September 30, 2011 and December 31, 2010, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.

Guarantees

Substantially all of our subsidiaries have guaranteed our obligations under the Credit Facilities.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Interest Rate Swap and Lock Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements, with a total notional value of $210.0 million, matured in August 2011. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%.

The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements for the three and nine months ended September 30 (in millions):

Consolidated Statement of Income Classification	Reduction to interest expense due to periodic settlements of active swap agreements Three Months Ended September 30,
	2011	2010
Interest expense	$1.0	$2.1

	Nine Months Ended September 30,
	2011	2010
Interest expense	$5.4	$6.4

From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the first and second quarters of 2011, we entered into a number of interest rate lock agreements having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the Notes. Upon issuance of the Notes in the second quarter of 2011, we terminated the interest rate locks and paid $36.5 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $36.2 million, or $21.2 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt. We expect to amortize $1.4 million over the next twelve months as a yield adjustment of the Notes. This transaction was accounted for as a cash flow hedge. As of September 30, 2011, no interest rate lock cash flow hedges were outstanding.

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the gain (loss) on our interest rate locks (settlement and amortization) included in comprehensive income for the three and nine months ended September 30, net of tax (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Three Months Ended September 30,
	2011	2010
Interest rate locks	$0.3	$0.1

	Nine Months Ended September 30,
	2011	2010
Interest rate locks	$(20.7)	$(3.5)

8. INCOME TAXES

Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2011 was 34.6% and 38.5%, respectively. The effective tax rate for the three months ended September 30, 2011 was lower than anticipated primarily due to the realization of approximately $19 million of tax credits and lower state rates due to changes in estimates, of which approximately $4 million related to our disposition of assets. For the three and nine months ended September 30, 2010 our effective tax rate was 41.5% and 41.7%, respectively. We record income tax expense based upon our anticipated full year effective income tax rate.

Income taxes paid, net of refunds, were $131.8 million and $330.6 million for the nine months ended September 30, 2011 and 2010, respectively.

We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We have also acquired Allied’s open tax periods as a result of the 2008 merger. Consequently, we are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2010.

We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2011, we have accrued a liability for penalties of $0.7 million and interest (including interest on penalties) of $110.4 million related to our uncertain tax positions.

We believe that the liabilities for uncertain tax positions recorded are adequate. However, during the next twelve months we believe it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. We are unable to estimate a range at this time. A significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. This issue is currently before the Appeals Division of the IRS. We believe our position is supported by relevant technical authorities and strong business purpose. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of $156.2 million plus accrued interest through September 30, 2011 of approximately $80.7 million. In addition, the IRS has asserted a penalty of 20% of the additional income tax due. At September 30, 2011, the amount of the asserted penalty and penalty-related interest was approximately $50.6 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter have been fully reserved in our consolidated balance sheets. The successful assertion by the IRS of penalty and penalty-related interest in connection with this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

We are contesting this issue at the Appeals Division of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

9. STOCK BASED COMPENSATION

Available Shares

In March 2011, our Board of Directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the Company’s stockholders in May 2011. We currently have 22.1 million shares of common stock reserved for future grants under our Amended and Restated Plan.

Stock Options

We use a binomial option-pricing model to fair value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. During the nine months ended September 30, 2011 and 2010, the weighted-average estimated fair values of stock options granted were $5.35 and $5.27 per option, respectively, which were calculated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	27.3%	28.6%
Risk-free interest rate	1.7%	2.4%
Dividend yield	2.7%	2.9%
Expected life (in years)	4.4	4.3
Contractual life (in years)	7	7
Expected forfeiture rate	3.0%	3.0%

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	13.6	$24.97
Granted	2.9	$29.86
Exercised	(1.5)	$22.43		$13.2

Forfeited or expired	(0.4)	$28.79

Outstanding at September 30, 2011	14.6	$26.10	4.4	$38.6

Exercisable at September 30, 2011	8.2	$25.02	3.5	$29.2

During the nine months ended September 30, 2011 and 2010, compensation expense for stock options was $10.2 million and $9.6 million, respectively.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of September 30, 2011, total unrecognized compensation expense related to outstanding stock options was $13.2 million, which will be recognized over a weighted average period of 1.8 years.

Other Stock Awards

The following table summarizes the restricted stock unit and restricted stock activity for the nine months ended September 30, 2011:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unissued at December 31, 2010	849.3	$26.39
Granted	174.3	$30.01
Vested and Issued	(226.0)	$26.95
Forfeited	(8.1)	$24.97

Unissued at September 30, 2011	789.5	$27.04	0.5	$22.2

Vested and unissued at September 30, 2011	389.8	$26.87

During the nine months ended September 30, 2011, our non-employee directors were awarded 82,500 restricted stock units, which vested immediately. During the nine months ended September 30, 2011, we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 15,119 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.

The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

During the nine months ended September 30, 2011 and 2010, compensation expense related to restricted stock units and restricted stock totaled $6.2 million and $8.7 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to September 30, 2011, we repurchased 16.0 million shares of our stock for $470.2 million at a weighted average cost per share of $29.30.

We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Cash dividends declared were $232.7 million and $222.1 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we recorded a quarterly dividend payable of $81.6 million to stockholders of record at the close of business on October 3, 2011.

Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock and unvested restricted stock units. In computing diluted earnings per share, we utilize the treasury stock method.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Earnings per share for the three and nine months ended September 30 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$193,500	$134,200	$398,200	$358,900

Weighted average common shares outstanding	373,182	384,007	377,850	382,648

Basic earnings per share	$0.52	$0.35	$1.05	$0.94

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$193,500	$134,200	$398,200	$358,900

Weighted average common shares outstanding	373,182	384,007	377,850	382,648
Effect of dilutive securities:
Options to purchase common stock	1,351	2,018	1,628	1,951
Unvested restricted stock awards	162	53	136	91

Weighted average common and common equivalent shares outstanding	374,695	386,078	379,614	384,690

Diluted earnings per share	$0.52	$0.35	$1.05	$0.93

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	5,215	2,294	3,462	3,112

11. OTHER COMPREHENSIVE INCOME AND FINANCIAL INSTRUMENTS

A summary of comprehensive income for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$193.6	$134.5	$397.9	$359.6
Change in value, settlements and amortization of interest rate locks, net of tax	0.3	0.1	(20.7)	(3.5)
Change in value of commodity hedges, net of tax	0.6	(1.0)	0.2	(3.1)
Change in value of fuel hedges, net of tax	(6.1)	1.2	(4.5)	(0.2)
Employee benefit plan liability adjustments, net of tax	(0.8)	2.4	0.9	2.5

Comprehensive income	187.6	137.2	373.8	355.3
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	(0.3)	0.3	(0.7)

Comprehensive income attributable to Republic Services, Inc.	$187.5	$136.9	$374.1	$354.6

The effective tax rates used to calculate the changes in other comprehensive income shown in the table above were 41.3% and 42.0% for 2011 and 2010, respectively.

Fuel Hedges

We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes our outstanding fuel hedges at September 30, 2011:

Inception Date	Commencement Date	Termination Date	Notional Amount (in Gallons per Month)	Contract Price per Gallon
November 5, 2007	January 5, 2009	December 30, 2013	60,000	$3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 - 4.17
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
August 8, 2011	July 1, 2012	December 31, 2012	500,000	3.84
August 8, 2011	January 1, 2013	December 31, 2013	500,000	3.83
August 8, 2011	January 1, 2014	December 31, 2014	500,000	3.82
August 8, 2011	July 2, 2012	December 31, 2012	500,000	3.84
August 8, 2011	January 7, 2013	December 30, 2013	500,000	3.82
August 9, 2011	July 1, 2012	December 31, 2012	250,000	3.80
August 9, 2011	January 1, 2013	December 31, 2013	250,000	3.83
August 9, 2011	January 1, 2014	December 31, 2014	250,000	3.82
August 9, 2011	January 6, 2014	December 29, 2014	500,000	3.83
September 30, 2011	January 6, 2014	December 29, 2014	250,000	3.69
September 30, 2011	January 7, 2013	December 30, 2013	250,000	3.70

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

The fair values of our fuel hedges are obtained from counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at September 30, 2011 and December 31, 2010 were current assets of $1.2 million and $1.6 million, respectively, and current liabilities of $9.1 million and $1.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain or (Loss)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Fuel hedges	$(6.1)	$1.2	Cost of operations	$0.3	$(0.6)	Other expense, net	$(0.1)	$0.1

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Fuel hedges	$(4.5)	$(0.2)	Cost of operations	$0.7	$(1.9)	Other income, net	$—	$—

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The following table summarizes our outstanding commodity swaps at September 30, 2011:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Contract Price Per Short Ton
December 8, 2009	January 1, 2010	December 31, 2011	ONP	2,000	$76.00
December 10, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
December 11, 2009	January 1, 2010	December 31, 2011	OCC	2,000	82.00
January 5, 2010	January 1, 2010	December 31, 2011	ONP	2,000	84.00
January 6, 2010	January 1, 2010	December 31, 2011	OCC	1,000	90.00
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	90.00
September 23, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
September 28, 2010	January 1, 2011	December 31, 2011	ONP	1,000	95.00
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	115.00

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

The fair values of our commodity swaps are obtained from counter-parties and are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy).

We entered into costless collar agreements on forecasted sales of up to 25,000 short tons of OCC and ONP a month. The agreements involve combining a purchased put option giving us the right to sell up to 25,000 short tons of OCC and ONP monthly at an established floor strike price with a written call option obligating us to deliver up to 25,000 short tons of OCC and ONP monthly at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, no payments will be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we will be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty will be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following costless collar hedges were outstanding at September 30, 2011:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are obtained from the counter party and are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).

The aggregated fair values of the outstanding commodity hedges at September 30, 2011 and December 31, 2010 were current assets of $1.0 million and $1.9 million, respectively, and current liabilities of $5.1 million and $6.5 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The following table summarizes the impact of our commodity hedges on our results of operations and comprehensive income for the three and nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain or (Loss)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Recycling commodity hedges	$0.6	$(1.0)	Revenue	$(2.8)	$(0.2)	Other income, net	$—	$(0.1)

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Recycling commodity hedges	$0.2	$(3.1)	Revenue	$(6.8)	$(2.0)	Other income, net	$—	$(0.2)

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Fair Value Measurements

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of September 30, 2011 and December 31, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	Fair Value Measurements Using
	Total as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash and marketable securities	$160.5	$160.5	$—	$—
Fuel hedges - other current assets	1.2	—	1.2	—
Commodity hedges - other current assets	1.0	—	1.0	—

Total assets	$162.7	$160.5	$2.2	$—

Liabilities:
Fuel hedges - other accrued liabilities	$9.1	$—	$9.1	$—
Commodity hedges - other accrued liabilities	5.1	—	5.1	—

Total liabilities	$14.2	$—	$14.2	$—

	Fair Value Measurements Using
	Total as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash and marketable securities	$172.8	$172.8	$—	$—
Fuel hedges - other current assets	1.6	—	1.6	—
Commodity hedges - other current assets	1.9	—	1.9	—
Interest rate swaps - other assets	5.2	—	5.2	—

Total assets	$181.5	$172.8	$8.7	$—

Liabilities:
Fuel hedges - other accrued liabilities	$1.9	$—	$1.9	$—
Commodity hedges - other accrued liabilities	6.5	—	6.5	—

Total liabilities	$8.4	$—	$8.4	$—

12. SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2011 and 2010 is shown in the following tables (in millions):

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended September 30, 2011:
Eastern	$638.6	$(95.6)	$543.0	$52.7	$121.3	$56.8	$4,472.2
Midwestern	578.0	(103.2)	474.8	54.6	101.2	55.3	3,812.7
Southern	598.8	(80.0)	518.8	57.6	118.6	57.2	4,892.5
Western	670.7	(117.1)	553.6	56.7	125.7	60.1	5,520.9
Corporate entities	30.1	(4.1)	26.0	12.8	(58.3)	(15.0)	757.9

Total	$2,516.2	$(400.0)	$2,116.2	$234.4	$408.5	$214.4	$19,456.2

Three Months Ended September 30, 2010:
Eastern	$618.8	$(90.3)	$528.5	$52.4	$107.3	$40.1	$4,429.7
Midwestern	562.6	(107.3)	455.3	54.3	95.3	41.8	3,661.1
Southern	576.5	(79.6)	496.9	55.3	115.9	57.0	4,860.7
Western	684.1	(127.2)	556.9	56.6	125.3	62.1	5,521.1
Corporate entities	28.4	(4.3)	24.1	13.1	(76.2)	(15.0)	985.4

Total	$2,470.4	$(408.7)	$2,061.7	$231.7	$367.6	$186.0	$19,458.0

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended September 30, 2011:
Eastern	$1,856.0	$(274.5)	$1,581.5	$151.7	$375.7	$172.0	$4,472.2
Midwestern	1,654.6	(294.2)	1,360.4	161.0	278.0	171.1	3,812.7
Southern	1,764.0	(236.4)	1,527.6	169.6	348.5	164.4	4,892.5
Western	1,976.8	(350.5)	1,626.3	167.7	366.6	184.8	5,520.9
Corporate entities	84.2	(12.3)	71.9	38.0	(182.9)	3.8	757.9

Total	$7,335.6	$(1,167.9)	$6,167.7	$688.0	$1,185.9	$696.1	$19,456.2

Nine Months Ended September 30, 2010:
Eastern	$1,830.7	$(267.9)	$1,562.8	$156.9	$358.0	$124.9	$4,429.7
Midwestern	1,633.3	(305.5)	1,327.8	160.8	284.9	160.0	3,661.1
Southern	1,726.9	(237.2)	1,489.7	170.3	356.1	144.9	4,860.7
Western	1,999.8	(370.8)	1,629.0	162.2	387.3	158.6	5,521.1
Corporate entities	90.3	(13.8)	76.5	38.7	(236.6)	(17.0)	985.4

Total	$7,281.0	$(1,195.2)	$6,085.8	$688.9	$1,149.7	$571.4	$19,458.0

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table shows our total reported revenue by service line for the three and nine months ended September 30 (in millions of dollars or as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Collection:
Residential	$538.3	25.4%	$548.4	26.6%	$1,601.6	26.0%	$1,629.2	26.8%
Commercial	625.9	29.6	624.6	30.3	1,871.5	30.3	1,868.8	30.7
Industrial	397.5	18.8	387.4	18.8	1,141.7	18.5	1,118.8	18.4
Other	8.5	0.4	7.3	0.4	24.4	0.4	21.1	0.3

Total collection	1,570.2	74.2	1,567.7	76.1	4,639.2	75.2	4,637.9	76.2

Transfer and disposal	778.5		778.2		2,219.0		2,262.0
Less: Intercompany	(380.8)		(394.5)		(1,112.8)		(1,152.4)

Transfer and disposal, net	397.7	18.8	383.7	18.6	1,106.2	17.9	1,109.6	18.2
Sale of recycling materials	111.4	5.3	72.2	3.5	317.0	5.2	221.0	3.6
Other non-core	36.9	1.7	38.1	1.8	105.3	1.7	117.3	2.0

Other	148.3	7.0	110.3	5.3	422.3	6.9	338.3	5.6

Total revenue	$2,116.2	100.0%	$2,061.7	100.0%	$6,167.7	100.0%	$6,085.8	100.0%

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

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $113 million relating to our outstanding legal proceedings as of September 30, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $107 million higher than the amount recorded as of September 30, 2011.

Countywide Matters

In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of September 30, 2011 is $63.0 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $75 million.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Luri Matter

On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of up to $9.0 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. The Ohio Supreme Court has granted plaintiff’s and defendants’ petitions for review of the appellate decision. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of September 30, 2011 is $84.0 million, of which $7.6 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $43 million to $143 million.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,550 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On April 29, 2011, plaintiffs filed a motion for leave to amend their complaint to seek punitive damages, and that motion is fully briefed.

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

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a proposed settlement agreement on September 15, 2011. The Court preliminarily approved the agreement on September 26, 2011 and will conduct a fairness hearing on December 8, 2011.

Multi-Employer Pension Plans

We contribute to 28 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20% of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans. In general, these plans are managed by boards of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain trustees. We generally are not represented on the boards of trustees.

Under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded, multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. In the near future, as to any one or more of these plans, we may voluntarily withdraw from the plan, there may be a mass withdrawal of employees contributing to the plan or the plan may terminate. We could have adjustments to our estimates for these matters in the near term that could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Restricted Cash and Marketable Securities

Our restricted cash deposits and marketable securities include, among other things, restricted cash held for capital expenditures under certain debt facilities, restricted cash and marketable securities used to settle claims related to our self insurance programs, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills are as follows (in millions):

	September 30, 2011	December 31, 2010
Financing proceeds	$25.4	$39.8
Capping, closure and post-closure obligations	54.5	61.8
Self-insurance	73.4	63.8
Other	7.2	7.4

Total restricted cash and marketable securities	$160.5	$172.8

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

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are the primary obligor under certain of the Senior Notes issued by us. Substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% wholly owned direct or indirect subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any. As such, we present condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Balance Sheets

(in millions)

	September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11.5	$58.1	$3.0	$—	$72.6
Accounts receivable, net	—	835.1	66.2	—	901.3
Prepaid expenses and other current assets	68.3	84.2	23.4	—	175.9
Deferred tax assets	94.4	—	10.2	—	104.6

Total current assets	174.2	977.4	102.8	—	1,254.4
Restricted cash and marketable securities	25.4	48.8	86.3	—	160.5
Property and equipment, net	52.4	6,155.8	500.7	—	6,708.9
Goodwill	—	10,646.7	—	—	10,646.7
Other intangible assets, net	16.9	410.7	—	—	427.6
Investment and net advances to affiliate	14,962.9	68.0	151.4	(15,182.3)	—
Other assets	107.1	96.6	54.4	—	258.1

Total assets	$15,338.9	$18,404.0	$895.6	$(15,182.3)	$19,456.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195.4	$297.4	$22.4	$—	$515.2
Notes payable and current maturities of long-term debt	0.6	7.5	1.6	—	9.7
Deferred revenue	—	304.8	2.0	—	306.8
Accrued landfill and environmental costs, current portion	—	190.2	—	—	190.2
Accrued interest	60.5	22.3	—	—	82.8
Other accrued liabilities	363.3	203.8	185.7	—	752.8

Total current liabilities	619.8	1,026.0	211.7	—	1,857.5
Long-term debt, net of current maturities	5,981.5	1,026.9	13.2	—	7,021.6
Accrued landfill and environmental costs, net of current portion	—	1,142.5	271.0	—	1,413.5
Deferred income taxes and other long-term tax liabilities	1,078.3	—	(8.6)	—	1,069.7
Self-insurance reserves, net of current portion	—	76.9	224.2	—	301.1
Other long-term liabilities	46.9	77.7	53.7	—	178.3
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,608.4	15,054.0	128.3	(15,182.3)	7,608.4

Total Republic Services, Inc. stockholders’ equity	7,612.4	15,054.0	128.3	(15,182.3)	7,612.4
Noncontrolling interests	—	—	2.1	—	2.1

Total stockholders’ equity	7,612.4	15,054.0	130.4	(15,182.3)	7,614.5

Total liabilities and stockholders’ equity	$15,338.9	$18,404.0	$895.6	$(15,182.3)	$19,456.2

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Balance Sheets

(in millions)

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

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

(in millions)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,028.3	$107.7	$(19.8)	$2,116.2
Expenses:
Cost of operations	1.5	1,185.8	92.5	(19.8)	1,260.0
Depreciation, amortization and depletion	5.7	198.3	11.0	—	215.0
Accretion	—	19.2	0.2	—	19.4
Selling, general and administrative	33.1	166.9	7.5	—	207.5
Loss on disposition of assets and impairments, net	1.3	4.5	—	—	5.8

Operating (loss) income	(41.6)	453.6	(3.5)	—	408.5
Interest expense	(75.5)	(32.7)	(0.1)	—	(108.3)
Loss on extinguishment of debt	—	(6.0)	—	—	(6.0)
Interest income	(1.5)	(1.9)	3.4	—	—
Other (expense) income, net	(4.7)	6.5	—	—	1.8
Equity in earnings of subsidiaries	199.8	3.1	0.8	(203.7)	—
Intercompany interest income (expense)	112.6	(130.3)	17.7	—	—

Income before income taxes	189.1	292.3	18.3	(203.7)	296.0
Provision for income taxes	(4.4)	100.0	6.8	—	102.4

Net income	193.5	192.3	11.5	(203.7)	193.6
Net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)

Net income attributable to Republic Services, Inc.	$193.5	$192.3	$11.4	$(203.7)	$193.5

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,974.4	$246.6	$(53.3)	$6,167.7
Expenses:
Cost of operations	5.3	3,511.4	194.1	(53.3)	3,657.5
Depreciation, amortization and depletion	16.9	592.5	20.0	—	629.4
Accretion	—	58.0	0.6	—	58.6
Selling, general and administrative	105.7	487.5	18.3	—	611.5
(Gain) loss on disposition of assets and impairments, net	(1.1)	25.9	—	—	24.8

Operating (loss) income	(126.8)	1,299.1	13.6	—	1,185.9
Interest expense	(201.2)	(134.3)	0.1	—	(335.4)
Loss on extinguishment of debt	(1.9)	(205.4)	—	—	(207.3)
Interest income	(5.9)	(4.4)	10.6	—	0.3
Other (expense) income, net	(12.2)	14.4	1.6	—	3.8
Equity in earnings of subsidiaries	649.4	8.7	2.3	(660.4)	—
Intercompany interest income (expense)	(81.4)	57.8	23.6	—	—

Income before income taxes	220.0	1,035.9	51.8	(660.4)	647.3
Provision for income taxes	(178.2)	408.4	19.2	—	249.4

Net income	398.2	627.5	32.6	(660.4)	397.9
Net income attributable to noncontrolling interests	—	—	0.3	—	0.3

Net income attributable to Republic Services, Inc.	$398.2	$627.5	$32.9	$(660.4)	$398.2

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Income

(in millions)

	Three Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,000.8	$79.7	$(18.8)	$2,061.7
Expenses:
Cost of operations	0.4	1,175.5	67.8	(18.8)	1,224.9
Depreciation, amortization and depletion	5.6	201.6	4.4	—	211.6
Accretion	—	9.5	10.6	—	20.1
Selling, general and administrative	48.1	158.3	3.0	—	209.4
Loss on disposition of assets and impairments, net	—	25.5	—	—	25.5
Restructuring charges	—	2.6	—	—	2.6

Operating (loss) income	(54.1)	427.8	(6.1)	—	367.6
Interest expense	(53.9)	(68.2)	0.1	—	(122.0)
Loss on extinguishment of debt	(1.4)	(18.0)	—	—	(19.4)
Interest income	—	0.2	0.2	—	0.4
Other (expense) income, net	2.1	0.9	0.1	—	3.1
Equity in earnings of subsidiaries	104.6	4.3	1.0	(109.9)	—
Intercompany interest income (expense)	152.6	(166.9)	14.3	—	—

Income before income taxes	149.9	180.1	9.6	(109.9)	229.7
Provision for income taxes	15.7	75.9	3.6	—	95.2

Net income	134.2	104.2	6.0	(109.9)	134.5
Net income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)

Net income attributable to Republic Services, Inc.	$134.2	$104.2	$5.7	$(109.9)	$134.2

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,913.1	$224.5	$(51.8)	$6,085.8
Expenses:
Cost of operations	3.7	3,455.4	172.7	(51.8)	3,580.0
Depreciation, amortization and depletion	15.8	601.2	11.4	—	628.4
Accretion	—	18.3	42.2	—	60.5
Selling, general and administrative	145.3	476.3	8.9	—	630.5
Loss on disposition of assets and impairments, net	—	27.1	—	—	27.1
Restructuring charges	—	9.6	—	—	9.6

Operating (loss) income	(164.8)	1,325.2	(10.7)	—	1,149.7
Interest expense	(151.8)	(236.1)	0.9	—	(387.0)
Loss on extinguishment of debt	(1.5)	(150.0)	(0.2)	—	(151.7)
Interest income	(2.0)	(2.5)	5.0	—	0.5
Other (expense) income, net	3.4	1.3	—	—	4.7
Equity in earnings of subsidiaries	296.3	17.0	2.6	(315.9)	—
Intercompany interest income (expense)	419.0	(473.1)	54.1	—	—

Income before income taxes	398.6	481.8	51.7	(315.9)	616.2
Provision for income taxes	39.7	197.3	19.6	—	256.6

Net income	358.9	284.5	32.1	(315.9)	359.6
Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)

Net income attributable to Republic Services, Inc.	$358.9	$284.5	$31.4	$(315.9)	$358.9

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

(in millions)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash (Used in) Provided by Operating Activities:
Net income	$398.2	$627.5	$32.6	$(660.4)	$397.9
Equity in earnings of subsidiaries, net of taxes	(649.4)	(8.7)	(2.3)	660.4	—
Other adjustments	(172.3)	1,054.7	6.5	—	888.9

Cash (Used in) Provided by Operating Activities	(423.5)	1,673.5	36.8	—	1,286.8

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(661.1)	(35.0)	—	(696.1)
Proceeds from sales of property and equipment	—	23.4	—	—	23.4
Cash used in acquisitions, net of cash acquired	—	(40.8)	—	—	(40.8)
Cash proceeds from divestitures, net of cash divested	—	14.2	—	—	14.2
Change in restricted cash and marketable securities	14.4	(1.8)	(0.3)	—	12.3
Other	—	(2.2)	—	—	(2.2)
Change in investment and net advances to affiliate	(419.2)	—	—	419.2	—

Cash (Used in) Provided by Investing Activities	(404.8)	(668.3)	(35.3)	419.2	(689.2)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,137.5	—	—	—	1,137.5
Proceeds from issuance of senior notes, net of discount	1,844.9	—	—	—	1,844.9
Payments of notes payable and long-term debt	(1,479.5)	(1,346.9)	(1.2)	—	(2,827.6)
Premiums paid on extinguishment of debt	—	(89.6)	—	—	(89.6)
Fees paid to issue and retire senior notes and certain hedging relationships	(57.9)	(0.9)	—	—	(58.8)
Issuances of common stock	35.6	—	—	—	35.6
Excess income tax benefit from stock option exercises	2.4	—	—	—	2.4
Purchases of common stock for treasury	(429.9)	—	—	—	(429.9)
Cash dividends paid	(227.8)	—	—	—	(227.8)
Change in investment and net advances from parent	—	419.2	—	(419.2)	—

Cash Provided by (Used in) Financing Activities	825.3	(1,018.2)	(1.2)	(419.2)	(613.3)

(Decrease) Increase in Cash and Cash Equivalents	(3.0)	(13.0)	0.3	—	(15.7)
Cash and Cash Equivalents at Beginning of Period	14.5	71.1	2.7	—	88.3

Cash and Cash Equivalents at End of Period	$11.5	$58.1	$3.0	$—	$72.6

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating Statements of Cash Flows

(in millions)

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash Provided by (Used in) Operating Activities:
Net income	$358.9	$284.5	$32.1	$(315.9)	$359.6
Equity in earnings of subsidiaries, net of taxes	(296.3)	(17.0)	(2.6)	315.9	—
Other adjustments	99.6	533.2	(28.7)	—	604.1

Cash Provided by (Used in) Operating Activities	162.2	800.7	0.8	—	963.7

Cash (Used in) Provided by Investing Activities:
Purchases of property and equipment	—	(559.7)	(11.7)	—	(571.4)
Proceeds from sales of property and equipment	—	17.4	—	—	17.4
Cash used in acquisitions, net of cash acquired	—	(21.4)	—	—	(21.4)
Cash proceeds from divestitures, net of cash divested	—	50.6	—	—	50.6
Change in restricted cash and marketable securities	(6.6)	31.9	7.7	—	33.0
Other	—	(0.6)	—	—	(0.6)
Change in investment and net advances to affiliate	(1,164.0)	(300.0)	—	1,464.0	—

Cash (Used in) Provided by Investing Activities	(1,170.6)	(781.8)	(4.0)	1,464.0	(492.4)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable and long-term debt	1,069.5	—	—	—	1,069.5
Proceeds from issuance of senior notes, net of discount	1,499.4	—	—	—	1,499.4
Payments of notes payable and long-term debt	(1,397.3)	(1,064.8)	(301.2)	—	(2,763.3)
Premiums paid on extinguishment of debt	—	(30.4)	—	—	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(23.7)	—	—	—	(23.7)
Issuances of common stock	67.1	—	—	—	67.1
Excess income tax benefit from stock option exercises	2.9	—	—	—	2.9
Purchases of common stock for treasury	(1.4)	—	—	—	(1.4)
Cash dividends paid	(217.7)	—	—	—	(217.7)
Distributions paid to noncontrolling interest	—	—	(1.2)	—	(1.2)
Change in investment and net advances from parent	—	1,164.0	300.0	(1,464.0)	—

Cash Provided by (Used in) Financing Activities	998.8	68.8	(2.4)	(1,464.0)	(398.8)

(Decrease) Increase in Cash and Cash Equivalents	(9.6)	87.7	(5.6)	—	72.5
Cash and Cash Equivalents at Beginning of Period	101.8	(62.6)	8.8	—	48.0

Cash and Cash Equivalents at End of Period	$92.2	$25.1	$3.2	$—	$120.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 339 collection companies in 39 states and Puerto Rico. We own or operate 193 transfer stations, 192 active solid waste landfills and 73 recycling facilities. We also operate 70 landfill gas and renewable energy projects.

Revenue for the nine months ended September 30, 2011 increased to $6,167.7 million compared to $6,085.8 million for the same period in 2010. Core price for the nine months ended September 30, 2011 increased 0.9%, fuel surcharges increased 1.0%, and commodity revenue increased 1.4%. Offsetting this revenue growth of 3.3% were decreases of 1.4% due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto effective December 31, 2010, 0.5% from volume declines and 0.1% related to divestitures.

The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenue	$2,116.2	100.0%	$2,061.7	100.0%	$6,167.7	100.0%	$6,085.8	100.0%
Expenses:
Cost of operations	1,260.0	59.6	1,224.9	59.4	3,657.5	59.3	3,580.0	58.8
Depreciation, amortization and depletion of property and equipment	195.5	9.2	193.9	9.4	572.3	9.3	575.5	9.4
Amortization of other intangible assets and other assets	19.5	0.9	17.7	0.9	57.1	0.9	52.9	0.9
Accretion	19.4	0.9	20.1	1.0	58.6	1.0	60.5	1.0
Selling, general and administrative	207.5	9.8	209.4	10.2	611.5	9.9	630.5	10.4
Loss on disposition of assets and impairments, net	5.8	0.3	25.5	1.2	24.8	0.4	27.1	0.4
Restructuring charges	—	—	2.6	0.1	—	—	9.6	0.2

Operating income	$408.5	19.3%	$367.6	17.8%	$1,185.9	19.2%	$1,149.7	18.9%

Our pre-tax income was $296.0 million and $647.3 million for the three and nine months ended September 30, 2011, respectively, versus $229.7 million and $616.2 million for the comparable 2010 periods, respectively. Our net income attributable to Republic Services, Inc. was $193.5 million and $398.2 million for the three and nine months ended September 30, 2011, or $0.52 and $1.05 per diluted share, respectively, versus $134.2 million and $358.9 million, or $0.35 and $0.93 per diluted share for the comparable 2010 periods, respectively.

During each of the three and nine month periods ended September 30, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Income Taxes” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$296.0	$193.5	$0.52	$229.7	$134.2	$0.35
Loss on extinguishment of debt	6.0	5.8	0.01	19.4	9.2	0.02
Costs to achieve synergies	—	—	—	7.4	4.5	0.01
Restructuring charges	—	—	—	2.6	1.6	0.01
Loss on disposition of assets and impairments, net	5.8	(0.8)	—	25.5	23.3	0.06

Adjusted	$307.8	$198.5	$0.53	$284.6	$172.8	$0.45

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$647.3	$398.2	$1.05	$616.2	$358.9	$0.93
Loss on extinguishment of debt	207.3	127.3	0.33	151.7	92.5	0.24
Costs to achieve synergies	—	—	—	25.0	15.3	0.04
Restructuring charges	—	—	—	9.6	5.9	0.02
Loss on disposition of assets and impairments, net	24.8	17.6	0.05	27.1	24.2	0.06

Adjusted	$879.4	$543.1	$1.43	$829.6	$496.8	$1.29

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

Loss on Extinguishment of Debt. During the three and nine months ended September 30, 2011 and 2010, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Costs to achieve synergies. During the three and nine months ended September 30, 2010, we incurred $7.4 million and $25.0 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily related to a synergy incentive plan as well as other integration costs. We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012.

Restructuring charges. During the three and nine months ended September 30, 2010, we incurred $2.6 million and $9.6 million, respectively, of restructuring and integration charges related to our acquisition of Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of September 30, 2011, $0.4 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011.

Loss on Disposition of Assets and Impairments, Net. During the three and nine months ended September 30, 2011, we recorded a loss on disposition of assets and impairments, net of $5.8 million and $24.8 million, respectively. For more detailed discussion of the components of these costs, see our “Loss on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, see our “Income Taxes” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table reflects our revenue by service line for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Collection:
Residential	$538.3	25.4%	$548.4	26.6%	$1,601.6	26.0%	$1,629.2	26.8%
Commercial	625.9	29.6	624.6	30.3	1,871.5	30.3	1,868.8	30.7
Industrial	397.5	18.8	387.4	18.8	1,141.7	18.5	1,118.8	18.4
Other	8.5	0.4	7.3	0.4	24.4	0.4	21.1	0.3

Total collection	1,570.2	74.2	1,567.7	76.1	4,639.2	75.2	4,637.9	76.2
Transfer and disposal	778.5		778.2		2,219.0		2,262.0
Less: Intercompany	(380.8)		(394.5)		(1,112.8)		(1,152.4)

Transfer and disposal, net	397.7	18.8	383.7	18.6	1,106.2	17.9	1,109.6	18.2
Sale of recycling materials	111.4	5.3	72.2	3.5	317.0	5.2	221.0	3.6
Other non-core	36.9	1.7	38.1	1.8	105.3	1.7	117.3	2.0

Other	148.3	7.0	110.3	5.3	422.3	6.9	338.3	5.6

Total revenue	$2,116.2	100.0%	$2,061.7	100.0%	$6,167.7	100.0%	$6,085.8	100.0%

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

Of these restricted pricing arrangements, approximately 70% are based on a consumer price index, 20% are fixed arrangements with the remainder based upon a cost plus or other specific arrangement. The consumer price index varies from either a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.

The following table reflects changes in our core revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Core price	0.7%	1.5%	0.9%	1.7%
Fuel surcharges	1.2	0.5	1.0	0.7
Recycling Commodities	1.7	0.6	1.4	1.4

Total price	3.6	2.6	3.3	3.8
Volume	0.3	(2.5)	(0.5)	(4.3)
San Mateo and Toronto contract losses	(1.4)	—	(1.4)	—

Total internal growth	2.5	0.1	1.4	(0.5)
Acquisitions / divestitures, net	0.1	(0.7)	(0.1)	(1.3)

Total	2.6%	(0.6)%	1.3%	(1.8)%

During the three and nine months ended September 30, 2011, our total price increased 3.6% and 3.3% primarily due to core price increases, increases in fuel surcharges, and commodity price increases. Our San Mateo County contract and our transportation and disposal contract with the City of Toronto ended effective December 31, 2010, which reduced our internal revenue growth by 1.4%. Volume growth for the three months ended September 30, 2011 was positive primarily due to special waste and construction and demolition volumes in our landfill line of business, partially offset by decreases in the collection and transfer station lines of business due to the challenging economic environment.

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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Labor and related benefits	$387.7	18.3%	$392.9	19.1%	$1,148.4	18.6%	$1,152.3	18.9%
Transfer and disposal costs	166.9	7.9	173.8	8.4	483.2	7.8	503.7	8.3
Maintenance and repairs	166.0	7.8	158.4	7.7	471.4	7.6	459.8	7.6
Transportation and subcontract costs	118.2	5.6	118.6	5.8	330.2	5.4	354.1	5.8
Fuel	133.3	6.3	101.8	4.9	388.2	6.3	299.8	4.9
Franchise fees and taxes	103.7	4.9	101.2	4.9	296.2	4.8	296.5	4.9
Landfill operating costs	34.0	1.6	31.2	1.5	92.9	1.5	95.9	1.6
Risk management	39.9	1.9	52.5	2.5	129.9	2.1	135.6	2.2
Cost of goods sold	41.8	2.0	24.7	1.2	113.8	1.9	75.6	1.2
Other	68.5	3.2	69.8	3.4	203.3	3.3	206.7	3.4

Total cost of operations	$1,260.0	59.5%	$1,224.9	59.4%	$3,657.5	59.3%	$3,580.0	58.8%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.

Our cost of operations as a percentage of revenue increased 0.1% and 0.5% for the three and nine months ended September 30, 2011, respectively, versus the comparable 2010 periods, primarily as a result of the following:

•

Average fuel costs per gallon for the three and nine months ended September 30, 2011 were $3.87 and $3.84, respectively, versus $2.94 for the comparable 2010 periods, an increase of $0.93 and $0.90 or 31.6% and 30.6%, respectively.

•

Cost of goods sold increased primarily as a result of changes in the market prices of commodities for the three and nine months ended September 30, 2011 versus the comparable 2010 periods. Average prices for old corrugated cardboard (OCC) for the three and nine months ended September 30, 2011 were $172.57 per ton and $165.04 per ton, respectively, versus $132.72 per ton and $137.33 per ton for the comparable 2010 periods, an increase of $39.85 per ton and $27.71 per ton or 30.0% and 20.2%, respectively. Average prices of old newspaper (ONP) for the three and nine months ended September 30, 2011 were $152.93 per ton and $150.59 per ton, respectively, versus $104.40 per ton and $106.24 per ton for the comparable 2010 periods, an increase of $48.53 per ton and $44.35 per ton or 46.5% and 41.7%, respectively.

The increases were partially offset by:

•	A decline in labor and related benefits primarily due to increased productivity primarily due to automation of our residential fleet and lower collection volumes.

•

A decline in transfer and disposal costs during the three and nine months ended September 30, 2011 versus the comparable 2010 periods primarily due to the divestiture of transfer stations in 2010 as well as overall lower collection volumes.

•

A decline in transportation and subcontract costs during the three and nine months ended September 30, 2011 versus the comparable 2010 periods primarily due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto. Partially offsetting these decreases in the three months ended September 30, 2011 were increases due to subcontract expenses and fuel surcharges related to project work with certain of our National Accounts customers.

•

A decline in risk management costs as we experienced higher favorable actuarial development during the three months ended September 30, 2011 versus the comparable 2010 period. Our insurance premium costs also decreased during the three and nine months ended September 30, 2011 versus the comparable 2010 periods due to our continued focus on safety as well as increased retention limits in certain of our insurance programs.

During the three and nine months ended September 30, 2011, approximately 66% of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization), versus 67% for the comparable 2010 periods.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Depreciation and amortization of property and equipment	$128.3	6.0%	$128.1	6.2%	$384.3	6.2%	$384.0	6.3%
Landfill depletion and amortization	67.2	3.2	65.8	3.2	188.0	3.1	191.5	3.1

Depreciation, amortization and depletion expense	$195.5	9.2%	$193.9	9.4%	$572.3	9.3%	$575.5	9.4%

Depreciation, amortization and depletion expenses for property and equipment were $195.5 million and $572.3 million or, as a percentage of revenue, 9.2% and 9.3% for the three and nine months ended September 30, 2011, respectively, versus $193.9 million and $575.5 million or, as a percentage of revenue, 9.4% for the comparable 2010 periods.

Amortization of Other Intangible and Other Assets

Amortization of intangible and other assets was $19.5 million and $57.1 million or, as a percentage of revenue, 0.9% for the three and nine months ended September 30, 2011, versus $17.7 million and $52.9 million or, as a percentage of revenue, 0.9% for the comparable 2010 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, tradenames and, to a lesser extent, non-compete agreements.

Accretion Expenses

Accretion expenses were $19.4 million and $58.6 million or, as a percentage of revenue, 0.9% and 1.0% for the three and nine months ended September 30, 2011, respectively, versus $20.1 million and $60.5 million or, as a percentage of revenue, 1.0% for the comparable 2010 periods. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

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

The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Salaries	$133.7	6.3%	$134.0	6.5%	$399.5	6.5%	$402.2	6.6%
Provision for doubtful accounts	4.8	0.2	4.1	0.2	10.9	0.2	14.4	0.2
Costs to achieve synergies	—	—	7.4	0.4	—	—	25.0	0.4
Other	69.0	3.3	63.9	3.1	201.1	3.2	188.9	3.2

Total selling, general and administrative expenses	$207.5	9.8%	$209.4	10.2%	$611.5	9.9%	$630.5	10.4%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.

During the three and nine months ended September 30, 2010, we incurred $7.4 million and $25.0 million, respectively, of incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily relate to a synergy incentive plan as well as other integration costs. All costs related to the synergy plan have been accrued as of December 31, 2010. We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012.

Loss on Disposition of Assets and Impairments, Net

During the three and nine months ended September 30, 2011, we recorded a loss on disposition of assets and impairments, net of $5.8 million and $24.8 million, respectively. The components of the loss on disposition of assets and impairments, net during the three and nine months ended September 30, 2011 are as follows (in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Eastern Region asset impairment	$5.9	$5.9
Gain on the disposition of businesses	—	(17.1)
Southern Region landfill asset impairment	0.3	28.8
Western Region asset impairment	—	7.2
All other, net	(0.4)	—

Loss on disposition of assets and impairments, net	$5.8	$24.8

During the nine months ended September 30, 2011, we disposed of businesses in three markets in our Southern Region resulting in a gain of $17.1 million. In connection with these dispositions, we closed a landfill resulting in an asset impairment charge of $28.8 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill in our Western Region. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss. Proceeds from dispositions of solid waste assets were $14.2 million for the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2010, we recorded a net loss on the disposition of assets and impairments of $25.5 million and $27.1 million, respectively. In August 2010, we divested hauling operations and two transfer stations in our Eastern Region for aggregate proceeds of approximately $50 million and recognized a loss on disposition of $14.7 million. Additionally, we recorded an impairment loss of $11.5 million related to certain long lived assets that are held and used.

Restructuring Charges

During the three and nine months ended September 30, 2010, we incurred $2.6 million and $9.6 million, respectively, of restructuring and integration charges related to our acquisition of Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of September 30, 2011, $0.4 million remains accrued for severance and other employee termination benefits. We expect that the majority of these charges will be paid during 2011. We did not incur any such charges during the three and nine months ended September 30, 2011.

Interest Expense

The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense on debt and capital lease obligations	$93.1	$99.6	$282.6	$314.0
Accretion of debt discounts	4.8	12.3	20.9	40.9
Accretion of remediation and risk reserves	12.7	12.0	37.2	36.2
Less: capitalized interest	(2.3)	(1.9)	(5.3)	(4.1)

Total interest expense	$108.3	$122.0	$335.4	$387.0

The decrease in interest expense and accretion of debt discounts during the three and nine months ended September 30, 2011 versus the comparable 2010 periods is primarily due to refinancing certain of our higher interest rate debt in 2010 and 2011. Cash paid for interest was $295.1 million and $326.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is amortized as interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of September 30, 2011 on the outstanding debt assumed from Allied are as follows:

	Remaining Discount	Expected Amortization Over the Next Twelve Months
$750.0 million 6.875% senior notes due June 2017	$78.3	$11.1
$99.5 million 9.250% debentures due May 2021	2.1	0.1
$360.0 million 7.400% debentures due September 2035	42.1	0.4
Other, maturing 2014 through 2018	19.9	2.9

Total	$142.4	$14.5

Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2011 and 2010, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Amendments to credit facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
$360.0 million 7.400% debentures due September 2035	Third	12.0	2.8	3.2	6.0

Loss on extinguishment of debt for the nine months ended September 30, 2011			$90.6	$116.7	$207.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3
Refinancing and retirement of various industrial revenue bonds	Third	20.8	—	19.4	19.4

Loss on extinguishment of debt for the nine months ended September 30, 2010			$30.5	$121.2	$151.7

For a more detailed discussion, see also our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

Our provision for income taxes was $102.4 million and $249.4 million for the three and nine months ended September 30, 2011, respectively, versus $95.2 million and $256.6 million for the comparable 2010 periods. Our effective income tax rate was 34.6% and 38.5% for the three and nine months ended September 30, 2011, respectively, versus 41.5% and 41.7% for the comparable 2010 periods. The effective tax rate for the three months ended September 30, 2011 was lower than anticipated primarily due to the realization of approximately $19 million of tax credits and lower state rates due to changes in estimates, of which approximately $4 million related to our disposition of assets.

In the future we may choose to divest of certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.

Reportable Segments

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2011 and 2010 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2011:
Eastern	$543.0	$52.7	$(5.3)	$121.3	22.3%
Midwestern	474.8	54.6	0.4	101.2	21.3
Southern	518.8	57.6	(0.2)	118.6	22.9
Western	553.6	56.7	0.5	125.7	22.7
Corporate entities	26.0	12.8	(1.2)	(58.3)	—

Total	$2,116.2	$234.4	$(5.8)	$408.5	19.3%

Three Months Ended September 30, 2010:
Eastern	$528.5	$52.4	$(15.8)	$107.3	20.3%
Midwestern	455.3	54.3	(0.4)	95.3	20.9
Southern	496.9	55.3	1.5	115.9	23.3
Western	556.9	56.6	(0.3)	125.3	22.5
Corporate entities	24.1	13.1	(10.5)	(76.2)	—

Total	$2,061.7	$231.7	$(25.5)	$367.6	17.8%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2011:
Eastern	$1,581.5	$151.7	$(8.9)	$375.7	23.8%
Midwestern	1,360.4	161.0	(0.2)	278.0	20.4
Southern	1,527.6	169.6	(11.9)	348.5	22.8
Western	1,626.3	167.7	(4.9)	366.6	22.5
Corporate entities	71.9	38.0	1.1	(182.9)	—

Total	$6,167.7	$688.0	$(24.8)	$1,185.9	19.2%

Nine Months Ended September 30, 2010:
Eastern	$1,562.8	$156.9	$(16.4)	$358.0	22.9%
Midwestern	1,327.8	160.8	(0.8)	284.9	21.5
Southern	1,489.7	170.3	1.1	356.1	23.9
Western	1,629.0	162.2	(0.4)	387.3	23.8
Corporate entities	76.5	38.7	(10.6)	(236.6)	—

Total	$6,085.8	$688.9	$(27.1)	$1,149.7	18.9%

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

Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2011 with the comparable 2010 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.

Eastern Region

Revenue for the three and nine months ended September 30, 2011 benefited from core price growth in all lines of business except residential collection and an increase in commodity recycling revenue. Volume increases in our residential collection and landfill lines of business also helped to increase our revenue.

For the three and nine months ended September 30, 2011, operating margins were 22.3% and 23.8%, respectively, versus 20.3% and 22.9% for the comparable 2010 periods.

The increase in operating margins for the three months ended September 30, 2011 versus the comparable 2010 period is due primarily to favorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $2.3 million in 2011 as well as lower subcontract and transportation costs as a result of a decline in subcontracted volumes, lower risk management costs and a lower loss on the disposition of assets and impairments. During the three months ended September 30, 2011 we recorded losses on the disposition of assets and impairments of $5.3 million versus $15.8 million for the comparable 2010 period. These favorable items were partially offset by higher fuel costs.

The increase in operating margins for the nine months ended September 30, 2011 versus the comparable 2010 period is due primarily to favorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $9.0 million versus $0.2 million in 2010 as well as lower disposal, subcontract and transportation costs as a result of a decline in subcontracted volumes and a lower loss on the disposition of assets and impairments. During the nine months ended September 30, 2011 we recorded losses on the disposition of assets and impairments of $8.9 million versus $16.4 million for the comparable 2010 period. These favorable items were partially offset by higher fuel costs.

Midwestern Region

Revenue for the three and nine months ended September 30, 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenue. These increases were offset by volume declines in residential collection and transfer and disposal lines of business, in part due to the expiration of the City of Toronto transportation and disposal contract.

For the three and nine months ended September 30, 2011, operating margins were 21.3% and 20.4%, respectively, versus 20.9% and 21.5% for the comparable 2010 periods.

The increase in operating margins for the three months ended September 30, 2011 versus the comparable 2010 period is due primarily to lower disposal, subcontract and transportation costs as a result of a decline in subcontracted volumes and lower risk management costs. These favorable items were partially offset by higher fuel and higher sales and marketing costs.

The decrease in operating margins for the nine months ended September 30, 2011 versus the comparable 2010 period is due primarily to higher fuel and sales and marketing costs and legal settlements partially offset by lower disposal, subcontract and transportation costs.

Southern Region

Revenue for the three and nine months ended September 30, 2011 benefited from core price growth in all lines of business, except residential collection and transfer, an increase in landfill volume and an increase in commodity recycling revenue. These increases were partially offset by volume declines in our residential collection line of business.

For the three and nine months ended September 30, 2011, operating margins were 22.9% and 22.8%, respectively, versus 23.3% and 23.9% for the comparable 2010 periods.

The decrease in operating margins for the three months ended September 30, 2011 versus the comparable 2010 period is due primarily to higher fuel and truck maintenance costs partially offset by lower disposal and risk management costs.

The decrease in operating margins for the nine months ended September 30, 2011 versus the comparable 2010 period is due primarily to the early closure of a landfill resulting in an impairment charge of $28.8 million for the write-off of the remaining landfill assets and the acceleration of capping, closure and post-closure obligations, partially offset by a gain of $17.1 million relating to the disposition of businesses in three markets during the second quarter of 2011. Additionally, margins were affected by higher fuel costs, partially offset by lower disposal costs, during the nine months ended September 30, 2011 versus the comparable 2010 period.

Western Region

Revenue for the three and nine months ended September 30, 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenues. Partially offsetting these increases were volume declines in all lines of business, primarily due to the expiration of our San Mateo County contract.

For the three and nine months ended September 30, 2011, operating margins were 22.7% and 22.5%, respectively, versus 22.5% and 23.8% for the comparable 2010 periods.

The increase in operating margins for the three months ended September 30, 2011 versus the comparable 2010 period is due primarily to lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract and lower risk management costs, partially offset by higher fuel costs.

The decrease in operating margins for the nine months ended September 30, 2011 versus the comparable 2010 period is due primarily to losses on dispositions of assets and impairments during the nine months ended September 30, 2011 of $4.9 million from the divestiture of a business versus $0.4 million for the comparable 2010 period and higher fuel costs in the current period. Additionally, in the first quarter of 2010, there was a favorable $5.7 million adjustment to landfill depletion and amortization expense for asset retirement obligations. These unfavorable items were partially offset by lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract.

Corporate Entities

For the three and nine months ended September 30, 2011, operating loss improved $17.9 million and $53.7 million, respectively, versus the comparable 2010 periods. During the three and nine months ended September 30, 2010, we incurred $7.4 million and $25.0 million, respectively, of incremental costs to achieve our synergy plan and $2.6 million and $9.6 million, respectively, of restructuring and integration charges related to our acquisition of Allied, as well as higher litigation costs in the prior year periods. Additionally, during the nine months ended September 30, 2010, we recorded an impairment loss of $11.5 million related to certain long lived assets that were held and used. We did not incur these expenses during the comparable 2011 periods.

Landfill and Environmental Matters

Available Airspace

The following table reflects landfill airspace activity for active landfills owned or operated by us for the nine months ended September 30, 2011:

	Balance as of December 31, 2010	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30 2011
Cubic yards (in millions):
Permitted airspace	4,595.5	—	7.9	64.1	(60.1)	0.6	4,608.0
Probable expansion airspace	149.1	49.2	—	(18.0)	—	—	180.3

Total cubic yards (in millions)	4,744.6	49.2	7.9	46.1	(60.1)	0.6	4,788.3

Number of sites:
Permitted airspace	193		1	(2)			192

Probable expansion airspace	8	3	—	(2)			9

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

As of September 30, 2011, we owned or operated 192 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2011, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the nine months ended September 30, 2011, total available airspace increased by 43.7 million cubic yards, net, primarily due to new expansions and the recovery of past permitted airspace at our Countywide Landfill of approximately 20 million cubic yards, net, offset by 60.1 million cubic yards of airspace consumed.

As of September 30, 2011, nine of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 48 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 55 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.

Final Capping, Closure and Post-Closure Costs

As of September 30, 2011, accrued final capping, closure and post-closure costs were $1,048.8 million, of which $104.1 million is current and $944.7 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.

Environmental Remediation Liabilities

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of September 30, 2011 is $63.0 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $75 million.

West Contra Costa County Landfill. In 2006, we were issued an Enforcement Order by the California Department of Toxic Substance Control (DTSC) for the Class 1 Hazardous waste cell at the West Contra Costa County Landfill (West County). Subsequently, we entered into a Consent Agreement with DTSC in 2007 in which we agreed to undertake certain remedial actions. The remediation liability for West County recorded as of September 30, 2011 is $45.1 million, of which $1.2 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $35 million to $62 million.

Sunrise Landfill. In August 2008, Republic Services of Southern Nevada (RSSN), signed a Consent Decree with the EPA, the Bureau of Land Management and Clark County, Nevada related to the Sunrise Landfill. Under the Consent Decree, RSSN has agreed to perform certain remedial actions at the Sunrise Landfill for which RSSN and Clark County were otherwise jointly and severally liable. The remediation liability for Sunrise recorded as of September 30, 2011 is $37.0 million, of which $25.5 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $27 million to $42 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of September 30, 2011 is $84.0 million, of which $7.6 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $43 million to $143 million.

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

Investment in Landfills

The following tables reflect changes in our investment in landfills for the nine months ended September 30, 2011 and the future expected investment as of September 30, 2011 (in millions):

	Balance as of December 31, 2010	Capital Additions	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2011
Non-depletable landfill land	$158.0	$0.7	$—	$—	$(0.9)	$—	$157.8
Landfill development costs	4,575.2	2.3	8.7	25.5	55.9	(23.6)	4,644.0
Construction-in-progress - landfill	133.2	199.8	(0.4)	—	(94.1)	—	238.5
Accumulated depletion and amortization	(1,504.6)	(199.0)	0.5	—	19.5	10.3	(1,673.3)

Net investment in landfill land and development costs	$3,361.8	$3.8	$8.8	$25.5	$(19.6)	$(13.3)	$3,367.0

	Balance as of September 30, 2011	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$157.8	$—	$157.8
Landfill development costs	4,644.0	6,298.4	10,942.4
Construction-in-progress - landfill	238.5	—	238.5
Accumulated depletion and amortization	(1,673.3)	—	(1,673.3)

Net investment in landfill land and development costs	$3,367.0	$6,298.4	$9,665.4

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the nine months ended September 30:

	Nine Months Ended September 30,
	2011	2010
Number of landfills owned or operated	192	193

Net investment, excluding non-depletable land (in millions)	$3,209.2	$3,159.8
Total estimated available disposal capacity (in millions of cubic yards)	4,788.3	4,723.3

Net investment per cubic yard	$0.67	$0.67

Landfill depletion and amortization expense (in millions)	$188.0	$191.5
Accretion expense (in millions)	58.6	60.5

	$246.6	$252.0
Airspace consumed (in millions of cubic yards)	60.1	63.3

Depletion, amortization and accretion expense per cubic yard of airspace	$4.10	$3.98

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions.

During the nine months ended September 30, 2011, our weighted-average compaction rate was approximately 1,800 pounds per cubic yard based on our three-year historical moving average as compared to 1,700 pounds per cubic yard for the nine months ended September 30, 2010. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of September 30, 2011, we expect to spend an estimated additional $6.3 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.5 billion or $1.99 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2011 and 2010 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	25.5	—	—
Acquisition and other adjustments	—	15.1	—	—
Asset retirement obligation adjustments	—	(23.6)	—	—
Accretion expense	—	58.6	24.8	4.4
Additions charged to expense	10.9	—	4.7	275.0
Payments or usage	(15.7)	(73.3)	(26.7)	(276.4)

Balance, September 30, 2011	46.1	1,048.8	554.9	420.2
Less: Current portion	(46.1)	(104.1)	(86.1)	(119.1)

Long-term portion	$—	$944.7	$468.8	$301.1

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2009	$55.2	$1,074.5	$554.1	$412.9
Non-cash additions	—	23.8	—	—
Acquisition and other adjustments	—	1.7	1.5	—
Asset retirement obligation adjustments	—	(10.6)	—	—
Accretion expense	—	60.5	21.8	6.3
Additions charged to expense	14.4	—	4.6	280.0
Payments or usage	(20.8)	(62.2)	(32.2)	(290.2)

Balance, September 30, 2010	48.8	1,087.7	549.8	409.0
Less: Current portion	(48.8)	(113.3)	(100.4)	(117.8)

Long-term portion	$—	$974.4	$449.4	$291.2

As of September 30, 2011, accounts receivable were $901.3 million, net of allowance for doubtful accounts of $46.1 million, resulting in days sales outstanding of 39, or 26 days net of deferred revenue. In addition, at September 30, 2011, our accounts receivable in excess of 90 days old totaled $49.7 million, or 5.25% of gross receivables outstanding.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2011 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2011
Other land	$391.9	$0.8	$(1.6)	$(1.0)	$—	$—	$(11.3)	$378.8
Non-depletable landfill land	158.0	0.7	—	—	—	—	(0.9)	157.8
Landfill development costs	4,575.2	2.3	—	8.7	25.5	(23.6)	55.9	4,644.0
Vehicles and equipment	4,142.1	344.5	(120.5)	0.7	—	—	9.2	4,376.0
Buildings and improvements	768.5	6.8	(2.0)	1.7	—	—	10.5	785.5
Construction-in-progress - landfill	133.2	199.8	—	(0.4)	—	—	(94.1)	238.5
Construction-in-progress - other	27.2	46.9	—	(0.1)	—	—	(20.7)	53.3

Total	$10,196.1	$601.8	$(124.1)	$9.6	$25.5	$(23.6)	$(51.4)	$10,633.9

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2010	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2011
Landfill development costs	$(1,504.6)	$(199.0)	$—	$0.5	$10.3	$19.5	$(1,673.3)
Vehicles and equipment	(1,820.6)	(360.1)	108.4	18.1	—	(0.3)	(2,054.5)
Buildings and improvements	(172.4)	(26.4)	1.0	0.3	—	0.3	(197.2)

Total	$(3,497.6)	$(585.5)	$109.4	$18.9	$10.3	$19.5	$(3,925.0)

Liquidity and Capital Resources

The major components of changes in cash flows for the nine months ended September 30, 2011 and 2010 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$1,286.8	$963.7
Net cash used in investing activities	(689.2)	(492.4)
Net cash used in financing activities	(613.3)	(398.8)

Cash Flows Provided by Operating Activities

The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2011 and 2010 are summarized below:

Earnings increase. Our net income increased by $38.3 million during the nine months ended September 30, 2011 versus the comparable 2010 period.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $74.9 million in the nine months ended September 30, 2011 versus a decrease of $359.9 million in the comparable 2010 period, primarily as a result of the following:

•

During the nine months ended September 30, 2011, we received a net income tax refund of $49.8 million primarily due to the December 2010 tax law change for bonus depreciation. During the nine months ended September 30, 2010 we paid $110.6 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•	Total cash paid for taxes was $131.8 million and $330.6 million for the nine months ended September 30, 2011 and 2010, respectively, including items mentioned in the proceeding paragraph.

•	Cash paid for restructuring and synergy related charges was $12.9 million lower during the nine months ended September 30, 2011 than the comparable 2010 period.

•

Cash paid for interest was $31.8 million lower during the nine months ended September 30, 2011 than the comparable 2010 period due to reductions in debt balances and refinancing of our higher interest rate debt.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities

The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 are summarized below:

Capital expenditures. Capital expenditures during the nine months ended September 30, 2011 were $696.1 million, compared with $571.4 million in the comparable 2010 period. During 2011, we expect our capital expenditures to approximate $985 million. However, we expect property and equipment received during 2011 to be approximately $865 million, which excludes $120 million of property and equipment received during 2010 but paid for during 2011.

Cash used in acquisitions. During the nine months ended September 30, 2011, we acquired various solid waste businesses for which we paid $40.8 million. During the nine months ended September 30, 2010, we completed three acquisitions of businesses for which we paid $21.4 million.

Cash proceeds from divestitures. During the nine months ended September 30, 2011, we divested of certain assets in our Southern, Western and Eastern Regions for which we received $14.2 million. During the nine month period ended September 30, 2010, we received $50.6 million in cash proceeds, net of cash divested, primarily related to assets sold in our Eastern Region.

Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $12.3 million and $33.0 million to our investing activities during the nine months ended September 30, 2011 and 2010, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our Credit Facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used in Financing Activities

The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2011 and 2010 are summarized below:

Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $154.8 million during the nine months ended September 30, 2011 versus net payments of $194.4 million in the comparable 2010 period. For a more detailed discussion, see our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax-exempt financings as well as purchasing and retiring certain indebtedness and certain hedging relationships were $148.4 million during the nine months ended September 30, 2011 versus $54.1 million in the comparable 2010 period.

Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to September 30, 2011, we repurchased 16.0 million shares of our stock for $470.2 million at a weighted average cost per share of $29.30. During the nine months ended September 30, 2011, we repurchased 14.6 million shares for $429.1 million at a weighted average cost per share of $29.39.

Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Dividends paid were $227.8 million and $217.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Financial Condition

As of September 30, 2011, we had $72.6 million of cash and cash equivalents, and $160.5 million of restricted cash deposits and restricted marketable securities, including $25.4 million of restricted cash held for capital expenditures under certain debt facilities.

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

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2, to our existing $1.75 billion credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.25 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 2 does not extend the maturity date under the Existing Credit Facility, which matures in September 2013. Substantially all of our subsidiaries continue to guarantee all obligations under the Existing Credit Facility.

As of September 30, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 1.51% and 1.56%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of September 30, 2011 and December 31, 2010, we had $120.0 million and $75.0 million of Eurodollar Rate borrowings, respectively. We had $919.6 million and $1,037.5 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,460.4 million and $1,637.5 million of availability under our Credit Facilities, at September 30, 2011 and December 31, 2010, respectively.

The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At September 30, 2011, our EBITDA to interest ratio was 5.09 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.02 compared to the 3.50 maximum allowed by the covenants. At September 30, 2011, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2011.

EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

Senior Notes and Debentures

During the three months ended September 30, 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.

During the three and nine months ended September 30, 2011 and 2010, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Amendments to credit facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
$360.0 million 7.400% debentures due September 2035	Third	12.0	2.8	3.2	6.0

Loss on extinguishment of debt for the nine months ended September 30, 2011			$90.6	$116.7	$207.3

2010:
Accounts receivable securitization program	First	$300.0	$—	$0.2	$0.2
$425.0 million 6.125% senior notes due February 2014	First	425.0	8.7	44.1	52.8
$600.0 million 7.250% senior notes due March 2015	First	600.0	21.8	57.5	79.3
Refinancing and retirement of various industrial revenue bonds	Third	20.8	—	19.4	19.4

Loss on extinguishment of debt for the nine months ended September 30, 2010			$30.5	$121.2	$151.7

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

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 and $650.0 million of 6.20% senior notes due 2040. We used the net proceeds to retire certain outstanding debt, to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.

Tax-Exempt Financings

At September 30, 2011, we had $1,152.3 million of tax-exempt bonds and other tax-exempt financings outstanding. Borrowings under these bonds and other financings bear interest based on fixed or floating interest rates at prevailing market rates ranging from 0.08% to 8.25% at September 30, 2011 and have maturities ranging from 2012 to 2035. As of September 30, 2011, we had $25.4 million of restricted cash related to proceeds from tax-exempt bonds and other tax-exempt financings. This restricted cash will be used to reimburse capital expenditures under the terms of the agreements.

Approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.

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

We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in a charge to earnings in the period in which the debt is repurchased and retired related to premiums paid to effectuate the repurchase and the write off of the relative portion of unamortized note discounts and deferred issuance costs.

Credit Rating

We have received investment grade credit ratings. As of September 30, 2011, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.

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

The following table calculates our free cash flow for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash provided by operating activities	$491.2	$368.9	$1,286.8	$963.7
Purchases of property and equipment	(214.4)	(186.0)	(696.1)	(571.4)
Proceeds from sales of property and equipment	7.1	4.8	23.4	17.4

Free cash flow	$283.9	$187.7	$614.1	$409.7

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table provides a reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$214.4	$186.0	$696.1	$571.4
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(0.2)	21.6	(94.3)	(36.0)

Property and equipment received during the period	$214.2	$207.6	$601.8	$535.4

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

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into contracts or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we cannot charge such fees to all customers.

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

Commodities Price Risk

We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the nine months ended September 30, 2011 and 2010 was $317.0 million and $221.0 million, respectively.

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

At September 30, 2011, we had approximately $866 million of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.

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

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $113 million relating to our outstanding legal proceedings as of September 30, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $107 million higher than the amount recorded as of September 30, 2011.

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

Luri Matter

On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008 and 5% for 2009, and is accruing at a rate of 4% thereafter. Management anticipates that post-judgment interest could accrue through the middle of 2012 for a total of up to $9.0 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. The Ohio Supreme Court has granted plaintiff’s and defendants’ petitions for review of the appellate decision. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.

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

Compensation Matter

Shortly after the dismissal of his 2009 lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan, the same stockholder sued Republic Services, Inc., its directors, and several executive officers in the Court of Chancery in Delaware. His new lawsuit, filed in May 2011, challenges certain compensation decisions that were made by the Board of Directors or its Compensation Committee. The lawsuit is purportedly brought on behalf of our company against all of our directors and several executive officers. In particular, the plaintiff’s amended complaint: (1) challenges certain payments totaling $3.05 million to be made to our former Chief Executive Officer, James O’Connor, under his June 25, 2010 Retirement Agreement; (2) contends that the company committed “waste” by awarding restricted stock units that vest over time (which typically would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that the Company may not pay any bonuses under its Synergy Incentive Plan because net earnings have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses the company purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants will defend the lawsuit vigorously and have filed motions to dismiss the amended complaint.

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

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,550 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On April 29, 2011, plaintiffs filed a motion for leave to amend their complaint to seek punitive damages, and that motion is fully briefed.

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

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the CECOS hazardous waste facility located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a proposed settlement agreement on September 15, 2011. The Court preliminarily approved the agreement on September 26, 2011 and will conduct a fairness hearing on December 8, 2011.

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

There were no material changes during the nine months ended September 30, 2011 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2011:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2011	265,814	$29.76	265,814	$88,860,900
August 2011	4,986,957	$27.75	4,986,957	$700,483,987
September 2011	716,411	$28.92	716,411	$679,767,478

	5,969,182		5,969,182

(a)	In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). The 2011 Program was publicly announced on August 15, 2011. Previously, our board of directors approved a share repurchase program pursuant to which we were authorized to repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. The authorization under the 2011 Program was in addition to the authorization then remaining under the 2010 Program. During the third quarter of 2011, we completed our share purchases under the 2010 Program. Share repurchases under the programs may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the programs, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time.
(b)	The total number of shares purchased during the three months ended September 30, 2011 includes: (i) 3,468,008 shares of common stock purchased pursuant to the 2010 Program and (ii) 2,501,174 shares of common stock purchased pursuant to the 2011 Program.
(c)	Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

10.1* +	Form of Republic Services, Inc. Non-NEO Stock Option Agreement

10.2* +	Form of Republic Services, Inc. NEO Stock Option Agreement

10.3* +	Form of Republic Services, Inc. Non-NEO Restricted Stock Agreement

10.4* +	Form of Republic Services, Inc. NEO Restricted Stock Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management or compensatory plan or arrangement
*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: October 27, 2011	By:	/s/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2011	By:	/s/ CHARLES F. SERIANNI
Charles F. Serianni Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)