Form 10-K
period 2011-12-31
REPUBLIC SERVICES, INC.
filed 2012-02-17
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-14267

REPUBLIC SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0716904
(State of Incorporation)	(I.R.S. Employer Identification No.)

18500 North Allied Way Phoenix, Arizona	85054 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (480) 627-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $11.6 billion.

As of January 27, 2012, the registrant had outstanding 370,074,090 shares of Common Stock (excluding treasury shares of 32,194,080).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic”, “the company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 334 collection operations in 39 states and Puerto Rico. We own or operate 194 transfer stations, 191 active solid waste landfills and 74 materials recovery facilities. We also operate 69 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996. On December 5, 2008, we acquired all the issued and outstanding shares of Allied Waste Industries, Inc. (Allied) in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value.

Based on analysts’ reports and industry trade publications, we believe the United States non-hazardous solid waste services industry generates annual revenue of approximately $54 billion, of which approximately 60% is generated by publicly owned waste companies. We believe that we and one other public waste company generated in excess of 60% of the publicly owned companies’ total revenue. Additionally, industry data indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 17% and 22%, respectively, of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.

Our operations are national in scope, but the physical collection and disposal of waste is very much a local business and the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we can drive greater overall operating efficiency across the company, while maintaining day-to-day operating decisions at the local level, closest to the customer. We implement this strategy through an organizational structure that groups our operations within a corporate, region, area and division structure. We manage our operations through four geographic operating regions that are also our reportable segments: Eastern, Midwestern, Southern and Western. Each of our regions is organized into several operating areas and each area contains multiple divisions or operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe this structure facilitates the integration of our operations within each region, which is a critical component of our operating strategy. It also allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.

We had revenue of $8.2 billion, $8.1 billion and $8.2 billion and operating income of $1.6 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2011, 2010 and 2009, respectively. A number of items impacted our 2011, 2010 and 2009 financial results. For a description of these items, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Consolidated Results of Operations, in this Form 10-K.

We continue to focus on enhancing stockholder value by implementing our operating and cash utilization strategies. We have developed and implemented incentive programs that help focus our entire company on realizing key performance metrics, including increasing free cash flow, achieving targeted earnings, and maintaining and improving returns on invested capital. Our operating and cash utilization strategies are described further below.

Operating Strategy

We seek to leverage existing assets and revenue growth to increase operating margins and enhance stockholder value. Our operating strategy for accomplishing these goals includes the following:

•	using the extensive industry knowledge and experience of our executive management team,

•	using a decentralized management structure in overseeing day-to-day operations,

•	using our strong, integrated operating platform, and

•	implementing major initiatives aimed at improving the quality of our service and our operating margins.

Experienced Executive Management Team

We believe we have one of the most experienced executive management teams in the solid waste industry.

Donald W. Slager became our CEO and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied acquisition in December 2008 until then. Mr. Slager resumed the role of principal operating executive in November 2011. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 31 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.

Tod C. Holmes has served as our Chief Financial Officer since August 1998. Mr. Holmes served as our Vice President of Finance from June 1998 until August 1998 and as Vice President of Finance of our former parent company’s Solid Waste Group from January 1998 until June 1998. From 1987 to 1998, Mr. Holmes served in various management positions with Browning-Ferris Industries, Inc., including Vice President, Investor Relations from 1996 to 1998, Divisional Vice President, Collection Operations from 1995 to 1996, Divisional Vice President and Regional Controller – Northern Region from 1993 to 1995, and Divisional Vice President and Assistant Corporate Controller from 1991 to 1993. Mr. Holmes has over 24 years of experience in the solid waste industry.

Jeffrey A. Hughes was named Executive Vice President, Human Resources in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until Allied’s merger with Republic in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 24 years of experience in the solid waste industry.

Michael P. Rissman has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2009. Previously, Mr. Rissman had served as acting General Counsel and Corporate Secretary from March 2009. Mr. Rissman joined Allied as Vice President and Deputy General Counsel in July 2007 and continued in the same positions at Republic following the Allied acquisition in December 2008. Prior to joining Allied, Mr. Rissman was a partner at Mayer Brown LLP, in Chicago, where he worked from 1990 until coming to Allied in 2007.

Our regional senior vice presidents have an average of 26 years of experience in the industry.

Decentralized Management Structure

We rely on a decentralized management structure to minimize administrative overhead costs and to more efficiently manage our day-to-day operations. Our local management has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. Each regional management team includes a senior vice president, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe that our strong regional management teams allow us to more effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our regional management teams and area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. Compensation for area management teams is primarily based on improving operating income, free cash flow and return on invested capital generated in each manager’s geographic area of responsibility. In addition, through long-term incentive programs, including stock options, we believe we have achieved one of the lowest turnover levels in the industry for our local management teams. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions, areas and divisions throughout our operations to continue improving operating margins.

Strong, Integrated Operating Platform

We believe we have created a company with a strong, national operating platform. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through diversion to our materials recovery facilities for processing or disposal. Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volumes.

We also seek to acquire solid waste collection operations in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills from time to time in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the years ended December 31, 2011, 2010 and 2009, approximately 66%, 67% and 68%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization). In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities (flow control). This provides us with an opportunity to effectively compete in these markets without investing in landfill capacity.

Our Priorities and Major Initiatives to Generate Cash Value

Our priorities are designed to deliver total waste stream solutions, including recycling, to our customers while creating sustainable economic value for our stockholders. We believe focusing on the following priorities and major initiatives will improve profitability and generate value for our stockholders:

•

Safety.  Safety remains our highest priority for all of our employees and the communities we serve. Our long-standing commitment to safety is unwavering. We will continue to improve our driver safety training program and reward our people for operating in a safe and conscientious manner in all our lines of business.

•

People.  We work to create and maintain an environment that attracts, develops and retains people who assure our success with customers, differentiate us from our competitors and allow us to be an employer of choice for top talent.

•

Durability.  We believe our decentralized management structure provides us with a competitive advantage by allowing us to quickly respond to and meet customer’s needs and to stay in touch with local businesses and municipalities. However, functions such as fleet maintenance and customer service are areas where we believe we can continue to build durable, consistent processes across all operating divisions. Through standardization of core functions, we believe we can minimize variability in our maintenance facilities, resulting in a safer fleet of vehicles with lower operating costs and increased efficiency. By converting certain of our residential routes to automated single driver side-load service, we believe we can more efficiently service our customers, improve safety, increase productivity and reduce labor costs. Through 2011, we converted approximately 60% of our residential routes. Approximately 25% of our vehicle purchases during 2011 were vehicles fueled by natural gas. We expect that using natural gas will reduce our overall fleet operating costs.

•

Customer Experience.  We strive to provide the highest level of customer service. Our policy is to periodically visit each commercial account to ensure customer service and satisfaction. In addition to visiting existing customers, a salesperson develops a base of prospective customers within each market. We also have municipal marketing representatives who are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.

We will continue to invest in our vehicles, other equipment, landfills, recycling and other facilities to ensure the highest level of service to our customers and the communities we serve. In addition, we continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices.

We will continue to exceed our customers’ expectations through consistently delivering high quality service and an expanded use of technology to make it easier to do business with us. Our technology eventually will allow more customers to access information and perform functions like changing service requests and making payments over the internet that were previously done with the assistance of a customer service representative. By increasing the ease of use and functionality of our web-based market presence, we believe we will enhance customer satisfaction and retention while we lower our costs.

•

Targeted Profitable Growth.  Our growth strategy focuses on increasing revenue, gaining market share and enhancing stockholder value through internal growth in price and volume as well as through development activities, acquisitions and improving our operating margins. The key components of our growth strategy are:

¡

Price Growth.  We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in vehicles, other equipment, landfills, and other facilities.

¡

Volume Growth.  Growth through increases in our customer base and services provided is the most capital efficient means for us to grow our business. We seek to obtain long-term contracts for collecting solid waste with exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we have the opportunity to grow our contracted revenue base at the same rate as the underlying population growth in these markets. In addition, we believe that by securing a base of long-term recurring revenue, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions. We work to increase volumes while ensuring that prices charged for such services provide an appropriate return on our capital investment.

¡	Sales and Marketing Activities. We manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. We provide a National

Accounts program in response to the needs of our national and regional clients, centralizing services to effectively manage their needs, such as minimizing their costs and contributing to their sustainability efforts. Our sales and marketing employees in the field are compensated using a commission structure that is focused on generating high levels of quality revenue. These employees directly solicit business from existing and new commercial, industrial, municipal and residential customers. When training sales personnel, we emphasize increased price structures as well as the use of a customer relationship management system that assists in tracking sales opportunities. It also tracks renewal periods for potential commercial, industrial and franchise contracts. We believe our National Accounts program offers an opportunity for sales growth over the next several years.

¡

Development Activities.  We seek to identify opportunities to further our position as an integrated service provider in markets where we are not fully integrated. Where appropriate, we seek to obtain permits to build transfer stations, materials recovery facilities, and landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

¡

Acquisitions.  Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies and the waste and recycling operations and facilities of municipal and other local governmental authorities that complement our existing business platform. We believe our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements, and the limited number of exit strategies for privately held companies. We believe our ability to acquire operations and facilities from municipalities that are privatizing is enhanced, as they increasingly seek to raise capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. The consolidation of acquired businesses into existing operations reduces costs by decreasing capital and expenses used for truck routing, personnel, equipment and vehicle maintenance, inventories and back-office administration. Generally, we consolidate our acquired administrative centers to reduce our general and administrative costs.

For certain risks related to our operating strategy, see Item 1A, Risk Factors, in this Form 10-K.

Cash Utilization Strategy

Key components of our cash utilization strategy include generating and growing free cash flow and sustaining or improving our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (U.S. GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of stockholder value and provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes:

•	internal growth and acquisitions,

•	share repurchases,

•	dividends, and a

•	strong capital structure.

We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable and accounts payable.

Internal Growth and Acquisitions

Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects both to support growth and to achieve acceptable rates of return. We develop previously non-permitted materials recovery facilities, transfer stations and landfills. We also expand our existing materials recovery facilities, transfer stations and landfills, when possible. We supplement this organic growth with acquisitions of operating assets, such as landfills, transfer stations, materials recovery facilities and tuck-in acquisitions of collection and disposal operations in existing markets. We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through integrating additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets.

Share Repurchases

In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to December 31, 2011, we used $500.8 million under these programs to repurchase 17.1 million shares at a weighted average cost per share of $29.21. We expect to use the remaining funds, totaling $649.2 million, to repurchase our outstanding shares of common stock throughout 2012 and 2013.

Dividends

In July 2003, our Board of Directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in the third quarter of 2011 to $0.22 per share, representing a compound annual growth rate of approximately 24%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance stockholder value.

Strong Capital Structure

Debt. Following our December 5, 2008 Allied acquisition, we initiated a debt reduction program that, to date, has resulted in a net reduction in borrowings of $0.8 billion funded by cash flow from operations and proceeds from disposition of assets. We also refinanced $4.5 billion in senior notes and $869.4 million in tax-exempt financings, which reduced the average coupon rate on our senior notes and tax-exempt financings, on a weighted average basis, by more than 155 basis points while extending our debt maturities and giving greater stability to our capital structure. We anticipate taking further advantage of capital market opportunities to mitigate our financial risk by issuing new debt and using the proceeds to repay existing debt. Early extinguishment of debt will result in a charge in the period in which the debt is repaid.

Credit Ratings. We believe that a key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB by Standard & Poor’s, BBB by Fitch and Baa3 by Moody’s as of December 31, 2011. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates. Our cash utilization strategy will continue to focus on maintaining our investment grade credit ratings.

For certain risks related to our cash utilization strategy, see Item 1A, Risk Factors, in this Form 10-K.

Operations

Our operations primarily consist of providing collection, transfer station and disposal of non-hazardous solid waste and the recovery and recycling of certain materials.

Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers through 334 collection operations. In 2011, 75% of our revenue was derived from collection services. Within the collection line of business, 35% of our revenue is from services provided to municipal and residential customers, 40% is from services provided to commercial customers, and 25% is from services provided to industrial and other customers.

Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. We typically perform residential solid waste collection services under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in the respective municipalities. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential solid waste collection services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. We typically perform commercial collection services under one- to three-year service agreements, and we determine fees by considerations such as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, transportation costs, the distance and cost of disposal.

We also provide waste collection services to industrial and construction facilities on a contractual basis with terms ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and home building sectors. We collect the containers or compacted waste and transport the waste to either a landfill or a transfer station for disposal.

Transfer Services.  We own or operate 194 transfer stations, and in 2011 transfer services accounted for 5% of our revenue. Revenue at transfer stations is primarily generated by charging tipping or disposal fee. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or materials recovery facilities. Essentially, transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend the geographic reach of a particular landfill site with the goal of increased internalization.

Disposal Services.  We own or operate 191 active landfills. We charge tipping fees to third parties, and in 2011 disposal services accounted for 13% of our revenue. We had approximately 37,000 permitted acres and total available permitted and probable expansion disposal capacity of approximately 4.8 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, we cannot assure you that all proposed or future expansions will be permitted as designed.

We also have responsibility for 130 closed landfills, for which we have associated closure and post-closure obligations.

Recycling Services.  We own or operate 74 materials recovery facilities and other recycling operations. These facilities generate revenue through the collection, processing, and sale of old corrugated cardboard (OCC), old newspaper (ONP), aluminum, glass and other materials. Most of these recyclable materials are internally collected by our residential and industrial collection operations.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis.

In certain instances we issue recycling rebates to municipalities or large industrial customers, which can be based on the price we receive upon the final sale of recyclable materials, a fixed contractual rate or other measures. We also receive rebates when we dispose of recyclable materials at third-party facilities.

Other Services.  Other revenue consists primarily of National Accounts revenue generated from nationwide contracts in markets outside our operating areas, where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

Sales and Marketing

We seek to provide quality services that will enable us to maintain high levels of customer satisfaction. Our business is derived from a broad customer base, which we believe will enable us to experience stable growth. We focus our marketing efforts on continuing and expanding our business with existing customers, as well as attracting new customers.

Our sales and marketing strategy provides high-quality, comprehensive solid waste collection, recycling, transfer and disposal services to our customers at competitive prices. We target customers of all sizes, from small quantity generators to large “Fortune 500” companies and municipalities.

While most of our marketing activity is local in nature, we also provide a National Accounts program in response to the needs of national and regional customers. This National Accounts program is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals, and provide customized reporting. The National Accounts program centralizes services to effectively manage customer needs, while helping minimize costs. With our extended geographic reach, this program effectively serves our customers nationwide. As industry leaders, our mission is to use our strengths and expertise to exceed customer expectations by consistently delivering the best national program available.

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

Competition

Although we operate in a highly competitive industry, entry into our business and the ability to operate profitably require substantial amounts of capital and managerial experience. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, including Waste Management, Inc., several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an impact on our future revenue and profitability.

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

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities. We cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established final capping, closure, post-closure and remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves.

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

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•

The Federal Water Pollution Control Act of 1972 (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our landfills and transfer stations that is discharged into surface waters through discrete conveyances must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect the manner in which our solid waste landfills monitor and control their waste management activities. Furthermore, if development at any of our facilities alters or affects wetlands, we may be required to secure permits before such development starts. In these situations, permitting agencies may require mitigation of wetland impacts.

•

The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate,” in this Form 10-K.

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past two years, EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. EPA and NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty tucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 EPA and NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, EPA and NHTSA initiated a second round of rulemaking for conventional automobiles and pick-up trucks in model years 2017 through 2025. In August 2011, EPA and NHTSA finalized standards for heavy duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. In issuing the fuel economy standards for heavy-duty trucks and tractor trailers, the government estimated the standards would increase the cost of the average tractor-trailer by approximately $6,200, but that the vehicle would save fuel costs over its operating life.

•

The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation.  Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

To construct, operate and expand a landfill, we must obtain one or more construction or operating permits, as well as zoning and land use approvals. These permits and approvals may be burdensome to obtain and to comply with, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal, and are subject to denial, modification, non-renewal and revocation by the issuing agency. Significant compliance disclosure obligations often accompany these processes. In connection with our acquisition of existing landfills, we may be required to spend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

Other Regulations.  Many of our facilities own and operate underground storage tanks that are generally used to store petroleum-based products. These tanks are subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. We believe that all of our underground storage tanks meet all applicable regulations. If underground storage tanks we own or operate leak, we could be liable for response costs and, if the leakage migrates onto the property of others, we could be liable for damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various state and local government authorities have adopted, or are considering adopting, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdiction lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce and is unconstitutional. In 2007, however, the U.S. Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly-owned and publicly-operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may, in some cases, cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal, thereby adversely affecting our operations and our financial results.

Liabilities Established for Landfill and Environmental Costs.  We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate. However, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the Contractual Obligations table within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained elsewhere in this Form 10-K for further information.

Liability Insurance and Bonding

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence or other wrongdoing in the planning or performance of work. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that such environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

We maintain general liability, vehicle liability, employment practices liability, pollution liability, directors and officers’ liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently we have, subject to limitations and exclusions, substantial liability insurance, we cannot assure you that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Employees

As of December 31, 2011, we employed approximately 30,000 full-time employees, approximately 27% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.

Availability of Reports and Other Information

Our corporate website is www.republicservices.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy

Statements on Schedule 14A, and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the Securities and Exchange Commission (SEC). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy, and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. In addition, the SEC website is www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

ITEM 1A. RISK FACTORS

This Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties, including the risks set forth below in these risk factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. According, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

We have substantial indebtedness, which may limit our financial flexibility.

As of December 31, 2011, we had approximately $7 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other restrictive covenants of our debt instruments. Further, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

General economic conditions can directly and adversely affect our operating results.

Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. A weak economy generally results in decreases in volumes of waste generated, which adversely affects our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust quickly to match declining waste volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services requested by our customers. Additionally, the decline in waste volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Recent and continuing economic conditions have negatively impacted the portion of our collection business servicing commercial and industrial accounts in general and the manufacturing and construction industries in particular. We cannot assure you that worsening economic conditions would not have a significant adverse impact on our consolidated financial condition, results of operations or cash flows. Further, recovery in the solid waste industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.

The weak U.S. economy may expose us to credit risk for amounts due from governmental agencies, large national accounts, industrial customers and others.

The weak U.S. economy has reduced the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies, including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, the weak economy may cause other customers, including our large national accounts or industrial clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could have a negative impact on our consolidated financial condition, results of operations and cash flows.

The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.

We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on price, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, from time to time we may have difficulty competing effectively in certain markets. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our revenues and profitability.

Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.

We seek to secure price increases necessary to offset higher costs (including fuel and environmental costs), to maintain or improve operating margins, and to obtain adequate returns on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index. Particularly in a weak U.S. economy such as the current one, our costs may increase in excess of the increase, if any, in the Consumer Price Index. This may continue to be the case even when the U.S. economy recovers because a recovery in the solid waste industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. We also may lose volume to lower-cost competitors.

Increases in the cost of fuel or petrochemicals would increase our operating expenses, and we cannot assure you that we would be able to recover such cost increases from our customers.

We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. For example, our fuel costs were $516.5 million in 2011, or 6.3% of our revenue, compared to $407.6 million in 2010, or 5.0% of our revenue.

To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2011, approximately 4% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. For 2011, we were able to recover approximately 68% of our fuel costs with fuel recovery fees. At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our fuel costs by $1.4 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.

Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners’ or importers’ total fuel volume that must be renewable and must take into account the fuels’ impact on reducing greenhouse gas emissions. These regulations are one of many factors that may affect the cost of the fuel we use.

Our operations also require the use of products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel recovery fees from our vendors.

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.

We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our consolidated financial condition, results of operations and cash flows.

To manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2011, approximately 33% of our tonnage sold was hedged with such arrangements. At our current sales levels, a ten dollar per ton change in the sale price of recyclable materials changes our revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material impact to our revenue and cost of operations.

Adverse weather conditions may limit our operations and increase the costs of collection and disposal.

Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting in the future from climate change. Any of this could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.

We may be unable to maintain our credit ratings or execute our financial strategy.

Our ability to execute our financial strategy depends in part on our ability to maintain investment grade ratings on our debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control. We cannot assure you that we will be able to maintain our investment grade ratings in the future. If we were unable to do so, our interest expense would increase and our ability to obtain financing on favorable terms may be adversely affected.

Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, repurchase stock, reduce indebtedness and minimize borrowings, and take other actions to enhance stockholder value. We cannot assure you that we will be successful in executing our broad-based pricing initiatives, that we will generate sufficient cash flow to execute our financial strategy, that we will be able to pay cash dividends at our present rate, or increase them, or that we will be able to continue our share repurchase program.

The solid waste industry is a capital-intensive industry and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.

Our ability to remain competitive and to grow and expand our operations largely depends on our cash flow from operations and access to capital. If our capital efficiency programs cannot offset the impact of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we spend on capital, capping, closure, post-closure, environmental remediation and other items will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

We cannot assure you that we will successfully obtain or maintain the permits we require to operate our business because permits to operate new landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has at times increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our non-hazardous solid waste landfills could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.

If we do not appropriately estimate the cost of landfill capping, closure and post-closure costs, our financial condition and results of operations may be adversely affected.

A landfill must be closed and capped, and post-closure maintenance commenced, once the permitted capacity of the landfill is reached and additional capacity is not authorized. We have significant financial obligations relating to capping, closure and post-closure costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure and post-closure financial obligations. We could underestimate such costs, and our financial obligations for capping, closure or post-closure costs could exceed the amount accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a shortfall could result in significant unanticipated charges to income. Additionally, if a landfill must be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure and post-closure could be required to be accelerated, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Alternatives to landfill disposal could reduce our disposal volumes and cause our revenues and operating results to decline.

Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling, or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Although such actions help to protect our environment, they have reduced and will in the future reduce the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to the decrease in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative impact on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop service offerings and lines of business, disposal alternatives nonetheless could have a negative impact on our consolidated financial condition, results of operations and cash flows.

The possibility of landfill and transfer station site development projects, expansion projects or pending acquisitions not being completed or certain other events could result in material charges to income.

In accordance with U.S. GAAP, we capitalize certain expenditures relating to development, expansion, acquisition and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidate balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse impact on our results of operations.

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

Efforts to curtail the emission of greenhouse gases and to ameliorate the effects of climate change continue to be debated on the federal, regional, and state level. Our landfill operations emit methane, identified as a greenhouse gas, and our vehicle fleets emit, among others, carbon dioxide, which also has been identified as a greenhouse gas. Conventional wisdom now suggests that passage of comprehensive, federal climate change legislation is highly unlikely. Nonetheless, should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.

Absent comprehensive federal legislation to control greenhouse gas emissions, EPA is moving ahead administratively under its existing Clean Air Act authority. EPA is compelled to issue rules by the U.S. Supreme Court’s April 2007 Massachusetts v. EPA ruling that greenhouse gases are “pollutants” for purposes of the Clean Air Act and EPA’s December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. One applicable rule is EPA’s May 2010 Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule sets levels of greenhouse gas emissions at new or modified stationary emission sources that trigger permit and control obligations. EPA’s authority to issue the Tailoring Rule has been challenged in court, and the outcome of that court challenge is uncertain. Moreover, in July 2011 EPA issued a rule deferring the application of the Tailoring Rule to solid waste landfills for three years. We cannot assure you that eventual application of the Tailoring Rule to our landfills will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations, or cash flows.

We may have environmental liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Further, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments and adversely affect our consolidated financial condition, results of operations and cash flows.

We may be unable to manage our growth effectively.

Our growth strategy places significant demands on our financial, operational and management resources. To continue our growth, we may need to add administrative and other personnel, and may need to make additional investments in operations and systems. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

We may be unable to execute our acquisition growth strategy.

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates and on our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with those of acquired companies may present significant challenges to our management. In addition, competition among our competitors for acquisition candidates may prevent us from acquiring certain acquisition candidates. Thus, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified,

•	we will be able to acquire any of the candidates identified,

•	we will effectively consolidate companies we acquire, or

•	any acquisitions will be profitable or accretive to our earnings.

If any of these factors force us to alter our growth strategy, our growth prospects could be adversely affected.

Businesses we acquire may have undisclosed liabilities.

In pursuing our acquisition strategy, our due diligence investigations of the acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities when we can by conducting due diligence, by obtaining indemnification from each sellers of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or that any indemnification obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

Our consolidated financial statements are based on estimates and assumptions that will differ from actual results.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management’s estimates. Actual results will differ from these amounts. Significant items requiring management to make subjective or complex judgments about matters that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, employee benefit and pension plans, deferred taxes, uncertain tax positions and self-insurance.

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

Complying with new accounting rules, laws or regulations could adversely impact our results of operations or cause unanticipated fluctuations in our results of operations in future periods.

We may be subject to workforce influences, including work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2011, approximately 27% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to at least 27 multi-employer pension plans covering at least 20% of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a “Withdrawal Event”), we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multi-employer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

For additional discussion and detail regarding multi-employer pension plans see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.

The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions, and may have a material adverse impact on our results of operations and cash flows.

We sponsor a defined benefit pension plan that is funded with trustee assets invested in a diversified portfolio of debt and equity securities. Our costs for providing such benefits and related funding requirements are subject to changes in the market value of plan assets. Our pension expenses and related funding requirements are also subject to various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, interest rates and other factors. A significant increase in our pension obligations and funding requirements could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2011, we owned or operated 334 collection operations, 194 transfer stations, 191 active solid waste landfills and 74 materials recovery facilities in 39 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 102,000 acres, including approximately 37,000 permitted acres. We also own or have responsibilities for 130 closed landfills. We believe that our property and equipment are adequate for our current needs.

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

As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7 to our consolidated financial statements, Other Liabilities; (ii) environmental remediation liabilities, which are discussed in Note 8 to our consolidated financial statements, Landfill and Environmental Costs; and (iii) tax-related matters, which are discussed in Note 10 to our consolidated financial statements, Income Taxes. Please see our consolidated financial statements included in this Form 10-K under Item 8 for information about these matters.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $114 million relating to our outstanding legal proceedings as of December 31, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $109 million higher than the amount recorded as of December 31, 2011.

General Legal Proceedings

Countywide Matter

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility (Countywide) sued Republic Services, Inc. and Republic-Ohio for alleged negligence and nuisance. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, were named as defendants as well. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. The court has consolidated the two actions. We have assumed both the defense and the liability of the Waste Management entities in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs’ qualified statutory public nuisance claims. Republic Services, Inc., Waste Management, Inc. and Waste Management of Ohio, Inc. have been dismissed from the litigation. We will continue to vigorously defend against the plaintiffs’ allegations in the consolidated action.

Luri Matter

On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. Management anticipates that post-judgment interest could accrue through the end of 2012 for a total of up to $9.5 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. The Ohio Supreme Court has granted plaintiff’s and defendants’ petitions for review of the appellate decision. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.

Litigation Related to Fuel and Administrative Fees

On November 20, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery concluded, plaintiff did not move for class certification by the November 10, 2011 deadline, and during a hearing on November 22, 2011, plaintiff withdrew its class allegations. On November 29, 2011, the Court dismissed the class allegations, without prejudice. Although Plaintiff has not specified the amount of damages sought, the fees at issue total less than $1,600.

Compensation Matter

Shortly after the dismissal of his 2009 lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan, the same stockholder sued Republic Services, Inc., its directors, and several executive officers in the Court of Chancery in Delaware. His new lawsuit, filed in May 2011, challenges certain compensation decisions that were made by the Board of Directors or its Compensation Committee. The lawsuit is purportedly brought on behalf of our company against all of our directors and several executive officers. In particular, the plaintiff’s amended complaint: (1) challenges certain payments totaling $3.05 million made to our former Chief Executive Officer, James O’Connor, under his June 25, 2010 Retirement Agreement; (2) contends that the company committed “waste” by awarding restricted stock units that vest over time (which typically would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that the Company may not pay any bonuses under its Synergy Incentive Plan because net earnings purportedly have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses the company purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants will defend the lawsuit vigorously and have filed motions to dismiss the amended complaint.

Chicago Contracting Matter

We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in our Chicago market. These contracts included contracts with the City of Chicago (the City) and with certain other municipal agencies in the Chicago area. We reported the discovery to, and have had further discussions with, law enforcement and other authorities.

On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities, which are currently held by temporary workers through vendors, to full-time company employees; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City has released all claims against us and has agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

Although we have settled with the City, the matter remains ongoing with law enforcement authorities and other municipal agencies. Our non-compliance could result in additional payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or other markets.

Congress Development Landfill Matter

Congress Development Co. (CDC) is a general partnership that owns and operates the Congress Landfill. The general partners in CDC are our subsidiary, Allied Waste Transportation, Inc. (Allied Transportation), and an unaffiliated entity, John Sexton Sand & Gravel Corporation (Sexton). Sexton was the operator of the landfill through early 2007, when Allied Transportation took over as the operator. The general partners likely will be jointly and severally liable for the costs associated with the following matter relating to the Congress Landfill.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,550 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs’ motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing. We intend to vigorously defend against the plaintiffs’ allegations in this action.

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the former hazardous waste facility owned by our subsidiary CECOS International, Inc. (CECOS) located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a settlement agreement on September 15, 2011, which was approved by the trial court at a fairness hearing on December 8, 2011.The settlement agreement, which provides for payment of $29.5 million to settle the claims of the class, will become final upon the expiration of the appeal period on February 23, 2012, unless an appeal is filed before that date.

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

Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (SCAQMD) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints and notices of violation alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The SCAQMD’s independent Hearing Board held a series of public hearings between December 2009 and March 2010, after which it issued a final order (Order) that requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. In July 2010, the Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. In September 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring the implementation of certain corrective measures aimed at reducing odors. Since September 2010 and continuing through 2011, Sunshine Canyon has received several Notices of Violation from the SCAQMD based on confirmed odor complaints from the neighborhood near the landfill. On December 3, 2011, following public hearings, the Hearing Board entered a third stipulated amended order for abatement requiring Sunshine Canyon to expand its landfill gas collection system and to undertake additional odor abatement measures, and also granted permission to Sunshine Canyon to install a temporary landfill gas flare to control potential odors from landfill gas. While the District prosecutor’s office has stated its intention to assess a penalty on Sunshine Canyon, it has not indicated the amount or type of such a penalty.

Lorain County Landfill Matter

Since 2006, the Lorain County Landfill located in Lorain, Ohio has agreed to two consensual Director’s Final Findings and Orders (DFFOs) issued by the Ohio Environmental Protection Agency related to operational issues, including odor nuisances. The Ohio Attorney General’s office has advised us that it intends to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc., which has operated and maintained the landfill’s gas collection system, for violations that are alleged to continue to occur in violation of the DFFOs and are related to continuing alleged nuisance odors. We are engaging in discussions with representatives of the Attorney General’s office to attempt to amicably resolve the State’s issues and to negotiate a consent order that would be filed with the common pleas court. The Attorney General’s office has communicated a settlement demand to Lorain County Landfill, LLC. We understand that the Attorney General’s Office also is seeking a penalty against Lorain County LFG Power Station Energy Developments, Inc. The Attorney General’s office also is seeking injunctive relief related to ongoing landfill operations, including the landfill gas collection and control system. Settlement discussions with the Attorney General’s office are ongoing.

Queen Creek Matter

The Maricopa County Air Quality Department issued a Notice of Violation (NOV) to the Maricopa County Solid Waste Department in March 2010 and to the Town of Queen Creek (Queen Creek) and Allied Waste Industries (Arizona), Inc. (Allied Waste) in October 2010 relating to the Queen Creek Landfill (Landfill). The NOV alleges violations of the Clean Air Act relating to the Landfill while it was in operation. The Landfill was owned by Maricopa County and operated by Allied Waste under contract with Queen Creek between 1996 and 2007, at which time it was closed. The NOV alleges the failure to design, install and operate a landfill gas collection control system, failure to timely apply for an air quality permit, and failure to provide required reports relating to landfill capacity, status and closure. Under the terms of several intergovernmental agreements between Maricopa County and Queen Creek, Maricopa County agreed to be responsible for the majority of activities that are the subject of the NOVs and to indemnify Queen Creek and its contractors for Maricopa County’s failure to meet its obligations under the agreements. While the parties are exploring possible resolution, Allied Waste intends to vigorously defend against the allegations and seek indemnification from Maricopa County.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The principal market for our common stock is the NYSE, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the NYSE and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2011:
First Quarter	$ 31.50	$ 28.36	$ 0.20
Second Quarter	33.10	29.24	0.20
Third Quarter	31.73	24.72	0.22
Fourth Quarter	30.01	25.78	0.22
Year Ended December 31, 2010:
First Quarter	$ 29.55	$ 25.15	$ 0.19
Second Quarter	31.92	27.65	0.19
Third Quarter	32.95	28.97	0.20
Fourth Quarter	32.13	27.70	0.20

There were 819 holders of record of our common stock at January 27, 2012, which does not include beneficial owners for whom Cede & Co. or others act as nominees.

In February 2012, our board of directors declared a regular quarterly dividend of $0.22 per share for stockholders of record on April 2, 2012. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance stockholder value.

We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2011 and throughout the entire year, we were in compliance with those financial covenants.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2011:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 2011	790,206	$28.08	790,206	$657,578,595
November 2011	210,900	27.76	210,900	651,724,891
December 2011	104,365	27.05	94,550	649,170,517

	1,105,471	$27.92	1,095,656

(a)	In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). The 2011 Program was publicly announced on August 15, 2011. Previously, our board of directors approved a share repurchase program pursuant to which we were authorized to repurchase up to $400 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. The authorization under the 2011 Program was in addition to the authorization then remaining under the 2010 Program. During the third quarter of 2011, we completed our share purchases under the 2010 Program. Share repurchases under the programs may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the programs, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 9,815 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the 2011 Program.

(c)	The approximate dollar value of shares that may yet be purchased under the program excludes the dollar value of shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Recent Sales of Unregistered Securities

None

Performance Graph

The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJW&DS Index). The graph covers the period from December 31, 2006 to December 31, 2011 and assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2006 and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

Assumes Initial Investment of $100

Indexed Returns For Years Ending

	December 31,
	2006	2007	2008	2009	2010	2011
Republic Services, Inc.	$100.00	$117.72	$95.50	$112.67	$121.97	$115.83
S&P 500 Index	100.00	105.50	66.45	84.03	96.68	98.72
DJ W&DS Index	100.00	104.59	98.22	111.79	132.82	133.07

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with our consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

On December 5, 2008, we acquired all the issued and outstanding shares of Allied in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value. The Allied acquisition has been accounted for as an acquisition of Allied by Republic. The consolidated financial statements include the operating results of Allied from the date of the acquisition, and have not been retroactively restated to include Allied’s historical financial position or results of operations. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired being recorded as goodwill.

Our shares, per share data and weighted average common and common equivalent shares outstanding have been retroactively adjusted for all periods prior to 2007 to reflect a 3-for-2 stock split in the form of a stock dividend that was effective on March 16, 2007.

See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$8,192.9	$8,106.6	$8,199.1	$3,685.1	$3,176.2
Expenses:
Cost of operations	4,865.1	4,764.8	4,844.2	2,416.7	2,003.9
Depreciation, amortization and depletion	843.6	833.7	869.7	354.1	305.5
Accretion	78.0	80.5	88.8	23.9	17.1
Selling, general and administrative	825.4	858.0	880.4	434.7	313.7
Loss (gain) on disposition of assets and impairments, net	28.1	19.1	(137.0)	89.8	-
Restructuring charges	-	11.4	63.2	82.7	-

Operating income	1,552.7	1,539.1	1,589.8	283.2	536.0
Interest expense	(440.2)	(507.4)	(595.9)	(131.9)	(94.8)
Loss on extinguishment of debt	(210.8)	(160.8)	(134.1)	-	-
Interest income	0.3	0.7	2.0	9.6	12.8
Other income (expense), net	4.3	5.4	3.2	(1.6)	14.1

Income before income taxes	906.3	877.0	865.0	159.3	468.1
Provision for income taxes	317.4	369.5	368.5	85.4	177.9

Net income	588.9	507.5	496.5	73.9	290.2
Net loss (income) attributable to noncontrolling interests	0.3	(1.0)	(1.5)	(0.1)	-

Net income attributable to Republic Services, Inc.	$589.2	$506.5	$495.0	$73.8	$290.2

Basic earnings per share attributable to Republic
Services, Inc. stockholders:
Basic earnings per share	$1.57	$1.32	$1.30	$0.38	$1.53

Weighted average common shares outstanding	376.0	383.0	379.7	196.7	190.1

Diluted earnings per share attributable to Republic
Services, Inc. stockholders:
Diluted earnings per share	$1.56	$1.32	$1.30	$0.37	$1.51

Weighted average common and common equivalent shares outstanding	377.6	385.1	381.0	198.4	192.0

Cash dividends per common share	$0.8400	$0.7800	$0.7600	$0.7200	$0.5534

Other Operating Data:
Cash flows from operating activities	$1,766.7	$1,433.7	$1,396.5	$512.2	$661.3
Capital expenditures	936.5	794.7	826.3	386.9	292.5
Proceeds from sales of property and equipment	34.6	37.4	31.8	8.2	6.1
Balance Sheet Data:
Cash and cash equivalents	$66.3	$88.3	$48.0	$68.7	$21.8
Restricted cash and marketable securities	189.6	172.8	240.5	281.9	165.0
Total assets	19,551.5	19,461.9	19,540.3	19,921.4	4,467.8
Total debt	6,921.8	6,743.6	6,962.6	7,702.5	1,567.8
Total stockholders' equity	7,683.4	7,848.9	7,567.1	7,282.5	1,303.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors in this Form 10-K.

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 334 collection operations in 39 states and Puerto Rico. We own or operate 194 transfer stations, 191 active solid waste landfills and 74 materials recovery facilities. We also operate 69 landfill gas and renewable energy projects.

Revenue for the year ended December 31, 2011 was $8,192.9 million compared to $8,106.6 million for the same period in 2010. Core price for the year ended December 31, 2011 increased 0.8%, fuel recovery fees increased 1.0%, commodity revenue increased 1.0% and acquisitions, net of divestitures increased 0.1%. Offsetting this revenue growth of 2.9% were decreases of 1.4% due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto effective December 31, 2010 and 0.4% from volume declines.

The following table summarizes our operating revenue, costs and expenses in millions of dollars and as a percentage of our revenue for the years ended December 31, 2011, 2010 and 2009:

	$8,106.6	$8,106.6	$8,106.6	$8,106.6	$8,106.6	$8,106.6
	2011		2010		2009
Revenue	$8,192.9	100.0%	$8,106.6	100.0%	$8,199.1	100.0%
Expenses:
Cost of operations	4,865.1	59.4	4,764.8	58.8	4,844.2	59.1
Depreciation, amortization and depletion of property and equipment	766.9	9.4	762.2	9.4	799.1	9.7
Amortization of other intangible assets and other assets	76.7	0.9	71.5	0.9	70.6	0.9
Accretion	78.0	0.9	80.5	1.0	88.8	1.1
Selling, general and administrative	825.4	10.1	858.0	10.6	880.4	10.7
Loss (gain) on disposition of assets and impairments, net	28.1	0.3	19.1	0.2	(137.0)	(1.7)
Restructuring charges	-	-	11.4	0.1	63.2	0.8

Operating income	$1,552.7	19.0%	$1,539.1	19.0%	$1,589.8	19.4%

Pre-tax income was $906.3 million, $877.0 million and $865.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net income attributable to Republic Services, Inc. was $589.2 million, or $1.56 per diluted share, for the year ended December 31, 2011, compared to $506.5 million, or $1.32 per diluted share, in 2010 and $495.0 million, or $1.30 per diluted share, in 2009.

During each of the three years ended December 31, 2011, 2010 and 2009, we recorded a number of gains, charges (recoveries) and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Income Taxes” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$906.3	$589.2	$1.56	$877.0	$506.5	$1.32	$865.0	$495.0	$1.30
Loss on extinguishment of debt	210.8	129.3	0.34	160.8	98.6	0.26	134.1	83.3	0.22
Costs to achieve synergies	-	-	-	33.3	20.3	0.05	41.8	25.6	0.06
Restructuring charges	-	-	-	11.4	7.0	0.02	63.2	38.6	0.10
Remediation recoveries, net	-	-	-	-	-	-	(6.8)	(4.1)	(0.01)
Loss (gain) on disposition of assets and impairments, net	28.1	19.8	0.06	19.1	25.4	0.06	(137.0)	(73.8)	(0.19)

Adjusted	$1,145.2	$738.3	$1.96	$1,101.6	$657.8	$1.71	$960.3	$564.6	$1.48

Loss on extinguishment of debt.  During the years ended December 31, 2011, 2010 and 2009, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Costs to achieve synergies.  During the years ended December 31, 2010 and 2009, we incurred incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily relate to our synergy incentive plan as well as other integration costs. We did not incur any such expenses during the year ended December 31, 2011. We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012.

Restructuring charges.  During the year ended December 31, 2010 and 2009, we incurred restructuring and integration charges related to the Allied acquisition. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. We completed our restructuring plan in 2010, and we did not incur any additional restructuring charges related to the Allied acquisition in 2011.

Remediation recoveries, net.  During 2009, we recovered $12.0 million of insurance proceeds related to remediation costs at the Countywide facility, which were partially offset by additional charges of $5.2 million at our closed disposal facility in California.

Loss (gain) on disposition of assets and impairments, net.  For more detailed discussion of the components of these costs, see our “Loss (Gain) on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe the presentation of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provide an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

2012 Guidance

Our objectives for 2012 remain consistent with previous years and focus on enhancing stockholder value by increasing returns on invested capital and efficiently using free cash flow. We remain committed to continuing our broad-based pricing initiatives across all lines of business to recover increasing costs and to expand our operating margins.

Our guidance is based on current economic conditions and does not assume any improvement or deterioration in the overall economy in 2012. Specific guidance follows:

Revenue

We expect 2012 revenue to increase by approximately 1.5 to 2.0%. This consists of the following:

Increase (Decrease)
Core price	1.0 to 1.5%
Volume	0.5%
Fuel recovery fees	0.2%
Recycling commodities	(0.7)%
Acquisitions / divestitures, net	0.5%

Total change	1.5 to 2.0%

Changes in price are restricted on approximately 50% of our annual revenue. These restrictions include:

•	price changes based upon fluctuation in a specific index as defined in the contract;
•	fixed price increases based on stated contract terms; or
•	price changes based on a cost plus a specific profit margin or other measurement.

Of these restricted pricing arrangements, approximately 65% are based on a consumer price index, 20% are fixed arrangements and the remainder are based upon a cost plus or other specific arrangement. The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.

Adjusted Diluted Earnings per Share

The following is a summary of anticipated adjusted diluted earnings per share for the year ended December 31, 2012, which are not measures determined in accordance with GAAP, excluding loss on extinguishment of debt:

(Anticipated) Year Ended December 31, 2012
Diluted earnings per share	$1.80 - 1.84
Loss on extinguishment of debt	0.18

Adjusted diluted earnings per share	$1.98 - 2.02

We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

During 2012, we expect to call and refinance $750.0 million of our June 2017 6.875% Senior Notes. As of December 31, 2011 the unamortized discount associated with these notes was $75.8 million. Early extinguishment of the notes will result in an impairment charge in the amount of the unamortized note discount as well as any premiums paid to effectuate the repurchase.

Property and Equipment

In 2012, we anticipate receiving approximately $860 million of property and equipment as follows:

Trucks and equipment	$319
Landfill	289
Containers	126
Facilities and other	126

Property and equipment received during 2012	$860

Purchases of property and equipment as reflected on our consolidated statement of cash flows for 2012 are expected to be approximately $920 million. The difference between property and equipment received and purchases of property and equipment is approximately $60 million of property and equipment received during 2011 but paid for in 2012.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from National Accounts. National Accounts revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by line of business for the years ended December 31 2011, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	2011		2010		2009
Collection:
Residential	$2,135.7	26.1%	$2,173.9	26.8%	$2,187.0	26.7%
Commercial	2,487.5	30.4	2,486.8	30.7	2,553.4	31.1
Industrial	1,515.4	18.5	1,482.9	18.3	1,541.4	18.8
Other	32.9	0.4	29.6	0.4	26.9	0.3

Total collection	6,171.5	75.4	6,173.2	76.2	6,308.7	76.9
Transfer	978.0		1,030.3		1,111.1
Less: Intercompany	(556.6)		(587.9)		(611.2)

Transfer, net	421.4	5.1	442.4	5.4	499.9	6.1
Landfill	1,867.6		1,865.8		1,892.5
Less: Intercompany	(846.9)		(861.7)		(891.6)

Landfill, net	1,020.7	12.5	1,004.1	12.4	1,000.9	12.2
Sale of recyclable materials	438.6	5.4	337.9	4.2	229.8	2.8
Other non-core	140.7	1.6	149.0	1.8	159.8	2.0

Other	579.3	7.0	486.9	6.0	389.6	4.8

Total revenue	$8,192.9	100.0%	$8,106.6	100.0%	$8,199.1	100.0%

The following table reflects changes in our adjusted revenue for the years ended December 31, 2011, 2010 and 2009. We have presented the components of our revenue changes for the year ended December 31, 2009 assuming the Allied acquisition occurred on January 1, 2008:

	2011	2010	2009
Core price	0.8%	1.6%	3.0%
Fuel recovery fees	1.0	0.5	(2.5)
Recycling commodities	1.0	1.4	(1.7)

Total price	2.8	3.5	(1.2)
Volume	(0.4)	(3.5)	(9.5)
San Mateo and Toronto contract losses	(1.4)	-	-

Total internal growth	1.0	-	(10.7)
Acquisitions / divestitures, net	0.1	(1.1)	(1.4)
Intercompany eliminations	-	-	(0.3)

Total	1.1%	(1.1)%	(12.4)%

The intercompany eliminations relates to prior year transactions between Republic and Allied that would have been eliminated if the companies had merged on January 1, 2008. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Revenue – 2011 versus 2010

The increase in revenue in 2011 compared to 2010 is due to the following:

•

Changes in core price increased revenue by 0.8% in 2011 compared to 1.6% in 2010. The lower core price increase in 2011 compared to 2010 is due primarily to the competitive municipal and franchise contract pricing environment in our residential collection line of business and the continued low inflationary environment, which limits our price increases on index based contracts, partially offset by our continued broad-based pricing initiatives particularly in our landfill line of business.

•

Changes in fuel recovery fees increased revenue by 1.0% in 2011 compared to 0.5% in 2010. Revenue benefited from increased fuel recovery fees due to higher fuel prices during 2011 that were passed along to our customers.

•

Changes in recycling commodity prices increased revenue by 1.0% in 2011 compared to 1.4% in 2010. Revenue benefited from higher commodity prices for recovered materials until the fourth quarter of 2011, when changes in recycling commodity prices decreased revenue by 0.1% year over year.

•

Changes in core volume decreased revenue by 0.4% in 2011 compared to 3.5% in 2010. Core volume continued to decline throughout 2011, but at a lower rate of decline than earlier in the year or during 2010. Core volume in our industrial collection and landfill lines of business was positive in 2011 primarily driven by special event work, offset by declines in our commercial and residential collection and transfer station lines of business.

•	Our San Mateo County contract and our transportation and disposal contract with the City of Toronto ended effective December 31, 2010, which reduced our revenue growth by 1.4%.

Revenue – 2010 versus 2009

The decrease in revenue in 2010 compared to 2009 is due to the following:

•

Changes in core price increased revenue by 1.6% in 2010 compared to 3.0% in 2009. The lower core price increase in 2010 compared to 2009 is due primarily to the lower inflationary environment, which limits our price increases on index based contracts, partially offset by our continued broad-based pricing initiatives.

•

Changes in fuel recovery fees increased revenue by 0.5% in 2010 compared to a decrease of 2.5% in 2009. Revenue benefited from fuel recovery fees resulting from higher fuel costs that were passed along to our customers in 2010. The increase in fuel recovery fees in 2010 compared to 2009 is directly attributable to an increase in fuel costs.

•

Changes in recycling commodity prices increased revenue by 1.4% in 2010 compared to a decrease of 1.7% in 2009. Revenue benefited from higher commodity prices for recovered materials in 2010 compared to 2009.

•

Changes in core volume decreased revenue by 3.5% in 2010 compared to 9.5% in 2009. During 2010, we continued to experience negative core growth in all lines of business, especially in temporary roll-off within our industrial collection business in the first half of 2010. Core volume continued to decline throughout 2010, but at a lower rate than earlier in the year or in 2009.

•

The DOJ required us to divest of certain assets and related liabilities in connection with the Allied acquisition. The resulting divestitures, as well as other divestitures in the normal course of business, decreased revenue by 1.1% in 2010 and 1.4% in 2009.

Cost of Operations

Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars and as a percentage of our revenue):

	2011		2010		2009
Labor and related benefits	$1,530.4	18.7%	$1,534.4	18.9%	$1,561.0	19.0%
Transfer and disposal costs	636.1	7.8	664.3	8.2	707.3	8.6
Maintenance and repairs	632.1	7.7	609.7	7.5	649.2	7.9
Transportation and subcontract costs	443.4	5.4	466.7	5.8	490.5	6.0
Fuel	516.5	6.3	407.6	5.0	349.8	4.3
Franchise fees and taxes	395.7	4.8	395.8	4.9	403.7	4.9
Landfill operating costs	126.1	1.5	136.2	1.7	117.8	1.4
Risk management	167.5	2.0	171.6	2.1	212.0	2.6
Cost of goods sold	146.8	1.8	103.9	1.3	63.3	0.8
Other	270.5	3.4	274.6	3.4	289.6	3.6

Total cost of operations	$4,865.1	59.4%	$4,764.8	58.8%	$4,844.2	59.1%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. Thus, you should take care when comparing our cost of operations by cost component to that of other companies.

Cost of Operations – 2011 versus 2010

Our cost of operations, as a percentage of revenue, increased 0.6% in 2011 compared to 2010, primarily as a result of the following:

•

An increase in fuel expenses of $108.9 million, or 26.7% year over year. The average fuel price per gallon for 2011 was $3.85, an increase of $0.86 or approximately 28.8% from an average price of $2.99 for 2010. At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $1.4 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.

•

An increase in cost of goods sold primarily due to changes in the market price of recycling commodities and an increase in volumes processed year over year. The average price for old corrugated cardboard (OCC) for 2011 was $159 per ton versus $142 per ton for the comparable 2010 period. The average price of old newspaper (ONP) for 2011 was $142 per ton versus $111 per ton for the comparable 2010 period. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis.

These increases were partially offset by:

•

A decrease in labor and related benefits expenses due to volume-related workforce reductions, including the expiration of the San Mateo contract, as well as increased productivity gains primarily due to the automation of our residential fleet and lower benefit plan costs. Partially offsetting these declines were increases in overall wages and increases in workforce due to acquisitions.

•

A decrease in transfer and disposal costs due to the divestiture of transfer stations in 2010 as well as overall lower collection volumes. During 2011, 2010 and 2009, approximately 66%, 67% and 68%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization).

•

A decrease in transportation and subcontract costs primarily due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto and a decline in our overall collection volumes. Partially offsetting these decreases were increases due to fuel recovery fees related to project work with certain of our National Accounts customers.

Cost of Operations – 2010 versus 2009

Our cost of operations, as a percentage of revenue, decreased 0.3% for 2010 compared to 2009, primarily as a result of the following:

•	Transfer and disposal, maintenance and repair, and transportation and subcontract costs decreased versus the comparable 2009 period due to lower waste volumes and cost control measures.

•	Risk management costs decreased during 2010 as we continued to experience favorable actuarial developments primarily attributable to our continued focus on safety.

These decreases were partially offset by:

•

Fuel expenses increased by $57.8 million, or 16.5%, year over year. The average fuel price per gallon for 2010 was $2.99, an increase of $0.52 or approximately 21% from an average price of $2.47 for 2009.

•

Landfill operating costs increased by $18.4 million, or 15.6%, year over year. During the year ended December 31, 2009, we recovered $12.0 million of insurance proceeds related to remediation costs at the Countywide facility, which reduced our landfill operating costs during that period. There were no such recoveries during 2010. The remainder of the increase in landfill operating costs is due to adjustments recorded to remediation reserves.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	2011		2010		2009
Depreciation and amortization of property and equipment	$511.4	6.2%	$511.6	6.3%	$520.6	6.3%
Landfill depletion and amortization	255.5	3.1	250.6	3.1	278.5	3.4

Depreciation, amortization and depletion expense	$766.9	9.3%	$762.2	9.4%	$799.1	9.7%

Landfill depletion and amortization increased in aggregate dollars slightly during 2011 due to increased volumes year over year. The decrease in landfill depletion and amortization in aggregate dollars and as a percentage of revenue for 2010 versus 2009 is due to a reduction of amortization expense associated with lower landfill volumes and assets divested as required by the DOJ. Depreciation and amortization of property and equipment, as a percentage of revenue, has remained consistent for 2011, 2010 and 2009.

Amortization of Other Intangible and Other Assets

Expenses for amortization of intangible and other assets were $76.7 million, $71.5 million and $70.6 million, or, as a percentage of revenue, 0.9% for 2011, 2010 and 2009, respectively. Our other intangible and other assets primarily relate to customer lists, franchise agreements, municipal contracts, trade names, favorable lease assets and to a lesser extent non-compete agreements. Amortization of intangible assets in aggregate dollars increased slightly during 2011 as compared to 2010 due to increased acquisition activity.

Accretion Expense

Accretion expense was $78.0 million, $80.5 million and $88.8 million, or, as a percentage of revenue, 1.0% for 2011 and 2010 and 1.1% for 2009. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative expenses for the three years ended December 31, 2011, 2010 and 2009 (in millions of dollars and as a percentage of revenue):

	2011		2010		2009
Salaries	$539.6	6.6%	$538.6	6.6%	$548.1	6.7%
Provision for doubtful accounts	20.9	0.3	23.6	0.3	27.3	0.3
Costs to achieve synergies	-	-	33.3	0.4	41.6	0.5
Other	264.9	3.2	262.5	3.3	263.4	3.2

Total selling, general and administrative expenses	$825.4	10.1%	$858.0	10.6%	$880.4	10.7%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. Thus, you should take care when comparing our selling, general and administrative expenses by cost component to that of other companies.

Selling, General and Administrative Expenses – 2011 versus 2010

Selling, general and administrative expenses decreased $32.6 million for 2011 versus 2010, or 0.5% as a percentage of revenue. Selling, general and administrative expenses include an accrual for synergy bonus related to the Allied acquisition of approximately $33 million in 2010. In 2011, we did not incur any additional costs to achieve synergies.

Selling, General and Administrative Expenses – 2010 versus 2009

Selling, general and administrative expenses decreased $22.4 million for 2010 versus 2009 and, as a percentage of revenue, remained consistent with 2009.

Loss (Gain) on Disposition of Assets and Impairments, Net

Loss (gain) on disposition of assets and impairments, net of costs to sell, was $28.1 million, $19.1 million and $(137.0) million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, we disposed of businesses in various markets, resulting in a gain of $21.0 million including transaction costs. In connection with the dispositions, we closed a landfill, resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $20.4 million primarily related to certain long-lived assets that are held for sale and for losses on the divestiture of certain businesses and related goodwill. Proceeds from dispositions of solid waste assets were $14.2 million for the year ended December 31, 2011.

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

Restructuring Charges

During 2010 and 2009, we incurred $11.4 million and $63.2 million, respectively, of restructuring and integration charges related to the integration of Allied, which consisted of charges and adjustments for severance, employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. We completed our restructuring plan in 2010, and we did not incur any additional restructuring charges related to the Allied acquisition in 2011.

Interest Expense

The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition (in millions):

	2011	2010	2009
Interest expense on debt and capital lease obligations	$372.9	$413.2	$453.5
Accretion of debt discounts	25.6	52.4	92.1
Accretion of remediation and risk reserves	49.8	48.1	58.1
Less: capitalized interest	(8.1)	(6.3)	(7.8)

Total interest expense	$440.2	$507.4	$595.9

The decrease in interest expense is due to refinancing our higher interest rate debt and the net reduction of borrowings. Accretion of debt discounts continues to decrease as the discounts are written-off upon refinancing the associated debt.

The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million, which is amortized as interest expense over the applicable terms of the related debt instruments or written off upon refinancing. The remaining unamortized discounts on the outstanding debt assumed from Allied as of December 31, 2011 are as follows (in millions):

	Remaining Discount	Expected Amortization Over the Next Twelve Months
$750.0 million 6.875% senior notes due June 2017	$75.8	$11.3
$99.5 million 9.250% debentures due May 2021	2.0	0.1
$360.0 million 7.400% debentures due September 2035	41.9	0.5
Other, maturing 2014 through 2031	15.8	2.9

Total	$135.5	$14.8

Loss on Extinguishment of Debt

During 2011, 2010 and 2009, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. The following table summarizes the loss on extinguishment of debt by securities for the years ended December 31, 2011, 2010, and 2009 (in millions):

	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2011:
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to credit facilities	-	-	1.7	1.7
Ineffective portion of interest rate lock settlements	-	0.3	-	0.3
Industrial revenue bonds	-	-	3.5	3.5

Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8

2010:
$425.0 million 6.125% senior notes due February 2014	$425.0	$8.7	$44.1	$52.8
$600.0 million 7.250% senior notes due March 2015	600.0	21.8	57.5	79.3
Accounts receivable securitization program	300.0	-	0.2	0.2
Industrial revenue bonds	-	-	28.5	28.5

Loss on extinguishment of debt for the year ended December 31, 2010		$30.5	$130.3	$160.8

2009:
$350.0 million 6.500% senior notes due November 2010	$128.4	$6.3	$3.7	$10.0
$400.0 million 5.750% senior notes due February 2011	137.1	6.9	6.6	13.5
$275.0 million 6.375% senior notes due April 2011	58.1	3.2	2.5	5.7
$450.0 million 6.750% senior notes due August 2011	63.0	4.4	0.2	4.6
$450.0 million 7.875% senior notes due April 2013	450.0	11.8	22.6	34.4
$400.0 million of 7.375% senior notes due April 2014	400.0	14.7	31.4	46.1
$230.0 million of 4.250% senior convertible note due April 2034	230.0	-	17.4	17.4
Industrial revenue bonds	-	1.0	1.4	2.4

Loss on extinguishment of debt for the year ended December 31, 2009		$48.3	$85.8	$134.1

Income Taxes

Our provision for income taxes was $317.4 million, $369.5 million and $368.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective income tax rate was 35.0%, 42.1% and 42.6% for 2011, 2010 and 2009, respectively. Our 2011 effective tax rate was favorably impacted by our December 2011 settlement with the IRS related to Allied’s 2000 – 2003 tax years, which contributed to a net favorable impact to our tax provision of approximately $23 million. Additionally, our 2011 tax provision was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $19 million. In 2010 and 2009 our effective income tax rate was adversely impacted by the disposition of assets that had little or no basis for tax and accruals for penalties and interest on uncertain tax positions.

Our effective income tax rate can be adversely impacted by expenses incurred that are non-deductible for tax purposes, disposition of assets that have little or no basis for tax, and accruals for penalties and interest on uncertain tax positions. In the future we may choose to divest of certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is consummated.

We made income tax payments (net of refunds received) of $173 million, $418 million and $444 million for 2011, 2010 and 2009, respectively. Income taxes paid in 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010 (Bonus Depreciation). The Tax Relief Act included 100% Bonus Depreciation for property placed in service after September 8, 2010 and through December 31, 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% Bonus Depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). We anticipate our cash paid for income taxes for 2012 will be approximately $140 million higher than that of 2011.

For additional discussion and detail regarding our income taxes, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.

Reportable Segments

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summary financial information concerning our reportable segments for the years ended December 31, 2011, 2010 and 2009 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin

2011:
Eastern	$2,103.1	$214.3	$(11.9)	$202.4	$(12.2)	$493.0	23.4%
Midwestern	1,806.5	214.9	(8.4)	206.5	(0.2)	375.9	20.8
Southern	2,029.9	227.5	2.4	229.9	(11.6)	460.7	22.7
Western	2,155.7	223.5	(3.0)	220.5	(5.2)	486.4	22.6
Corporate entities	97.7	51.0	11.3	62.3	1.1	(263.3)	-

Total	$8,192.9	$931.2	$(9.6)	$921.6	$(28.1)	$1,552.7	19.0%

2010:
Eastern	$2,075.5	$208.8	$(3.3)	$205.5	$(15.0)	$488.4	23.5%
Midwestern	1,766.9	214.2	(10.6)	203.6	9.3	402.0	22.8
Southern	1,977.3	225.3	(3.8)	221.5	1.8	482.8	24.4
Western	2,188.6	224.2	(6.0)	218.2	(0.9)	521.2	23.8
Corporate entities	98.3	51.9	13.5	65.4	(14.3)	(355.3)	-

Total	$8,106.6	$924.4	$(10.2)	$914.2	$(19.1)	$1,539.1	19.0%

2009:
Eastern	$2,115.0	$215.5	$(1.2)	$214.3	$4.0	$483.0	22.8%
Midwestern	1,777.0	227.3	(1.4)	225.9	27.1	367.3	20.7
Southern	2,046.2	241.9	(8.8)	233.1	29.8	522.9	25.6
Western	2,170.0	228.5	6.4	234.9	88.1	582.0	26.8
Corporate entities	90.9	50.4	(0.1)	50.3	(12.0)	(365.4)	-

Total	$8,199.1	$963.6	$(5.1)	$958.5	$137.0	$1,589.8	19.4%

Corporate entities include legal, tax, treasury, information technology, risk management, human resources, closed landfills, and other typical administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

Significant changes in the revenue and operating margins of our reportable segments comparing 2011 to 2010 and 2010 to 2009 are discussed in the following paragraphs. The results of our reportable segments were also affected by the disposition of certain assets and liabilities, as required by the DOJ in connection with the Allied acquisition, and in the normal course of business.

2011 compared to 2010

Eastern Region

Revenue for 2011 benefited from core price growth in all lines of business, except residential collection, and an increase in commodity recycling revenue. Volume increases in our residential collection and landfill lines of business also helped to increase our revenue.

Operating margins were 23.4% in 2011 versus 23.5% in 2010. The decrease in operating margins is due primarily to higher fuel, commodities and sales and marketing costs. These unfavorable items were partially offset by the favorable adjustments to landfill amortization expense for asset retirement obligations of $11.9 million in 2011 compared to a favorable adjustment of $3.3 million in 2010. Operating margins for 2011 also were impacted by lower disposal, subcontract and transportation costs as a result of a decline in subcontracted volumes and a lower loss on the disposition of assets and impairments.

Midwestern Region

Revenue for 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenue. These increases were offset by volume declines in our residential collection, transfer station and disposal lines of business, in part due to the expiration of the City of Toronto transportation and disposal contract.

Operating margins were 20.8% in 2011 versus 22.8% in 2010. The decrease in operating margins is due primarily to the gain on disposition of assets of $9.3 million in 2010 compared to a loss of $0.2 million in 2011. Operating margins were also impacted by higher fuel costs and costs of commodities sold as well as sales and marketing costs and legal settlements. These decreases were partially offset by lower disposal, subcontract and transportation costs primarily due to the expiration of the City of Toronto contract.

Southern Region

Revenue for 2011 benefited from core price growth in all lines of business, except residential collection and transfer station, an increase in landfill volume and an increase in recycling commodity revenue. These increases were partially offset by volume declines in our commercial and residential collection lines of business.

Operating margins were 22.7% in 2011 versus 24.4% in 2010. The decrease in operating margins is due primarily to the early closure of a landfill resulting in an impairment charge of $28.7 million. The impairment was partially offset by a gain of $17.2 million relating to the disposition of businesses in three markets during the second quarter of 2011. Operating margins were also impacted by unfavorable adjustments to landfill amortization expense for asset retirement obligations of $2.4 million in 2011 compared to a favorable adjustment of $3.8 million in 2010. Additionally, operating margins were impacted by higher fuel, commodities and sales and marketing costs, partially offset by lower disposal costs, during 2011 versus 2010.

Western Region

Revenue for 2011 benefited from core price growth in all lines of business and an increase in recycling commodity revenues. The increases were partially offset by volume declines in all lines of business, primarily due to the expiration of our San Mateo County contract.

Operating margins were 22.6% in 2011 versus 23.8% in 2010. The decrease in operating margins is due primarily to the losses on dispositions of assets and impairments during 2011 of $5.2 million from the divestiture of a business versus $0.9 million for 2010 and higher fuel costs in 2011. Additionally, in 2010, there was a favorable $6.0 million adjustment to landfill amortization expense for asset retirement obligations. These decreases were partially offset by lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract.

Corporate Entities

Operating loss improved $91.9 million in 2011 versus 2010. During 2010, we incurred $33.3 million of incremental costs to achieve our synergy plan and $11.4 million of restructuring and integration charges related to our acquisition of Allied. Operating margins for 2010 also were impacted by higher litigation and management incentive plan costs. Additionally, during 2011 we recorded a gain on the disposition of assets and impairments of $1.1 million versus an impairment loss of $14.4 million related to certain long lived assets that were held and used for 2010.

2010 compared to 2009

Eastern Region

Revenue for 2010 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines in our collection and transfer station lines of business while our landfill line of business reflected a modest increase. 2010 includes revenue of $20.8 million associated with divested locations. 2009 includes revenue of $61.9 million associated with divested locations. Excluding the effect of the divested revenue, revenue increased $1.6 million for 2010 versus 2009.

Operating margins were 23.5% in 2010 versus 22.8% in 2009. The increase in operating margins is due primarily to lower labor, benefits, disposal, transportation, repair and maintenance expenses as a result of lower volumes and cost control measures. Operating margins for 2010 also were impacted by lower risk insurance costs. These increases were partially offset by the loss on the disposition of assets of $15.0 million in 2010 compared to the gain of $4.0 million in 2009 and by higher fuel costs and costs of commodities sold in 2010. We also recorded a $12.0 million recovery of insurance proceeds related to remediation costs at the Countywide facility that reduced our landfill operating costs during the third quarter of 2009.

Midwestern Region

Revenue for 2010 benefited from core price growth in all lines of business except landfill. While price associated with municipal solid waste volumes increased during 2010, this increase was offset by a higher mix of special waste volumes. However, the increase in revenue from core price for 2010 was more than offset by volume declines in our collection and transfer station lines of business. Landfill volumes increased for 2010 primarily due to special waste event driven work. 2010 includes revenues of $22.5 million associated with divested locations. 2009 includes revenue of $31.5 million associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $1.1 million for 2010 versus 2009.

Operating margins were 22.8% in 2010 versus 20.7% in 2009. The increase in operating margins is due primarily to lower labor, benefits, disposal, transportation, and repair and maintenance expenses as a result of lower volumes and cost control measures. Operating margins for 2010 also were impacted by lower risk insurance costs and a favorable adjustment to amortization expense for asset retirement obligations of $10.6 million in 2010 compared to a favorable adjustment of $1.4 million in 2009. These increases were partially offset by the lower gain on the disposition of assets of $9.3 million in 2010 compared to a gain of $27.1 million in 2009 and higher fuel costs and costs of commodities sold in 2010.

Southern Region

Revenue for 2010 benefited from core price growth in all lines of business except transfer station. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and landfill lines of business. Contributing to the decline in revenue for 2009 was $30.4 million of revenue associated with divested locations. Excluding the effect of the divested revenue, revenue decreased $38.5 million for 2010 versus 2009.

Operating margins were 24.4% in 2010 versus 25.6% in 2009. The decrease in operating margins is due primarily to the gain on disposition of assets of $1.8 million in the 2010 period compared to the gain of $29.8 million in 2009. Operating margins for 2010 also were impacted by higher fuel costs and costs of commodities sold. These decreases were partially offset by lower labor, benefits, disposal and repair and maintenance expenses as a result of lower volumes and cost control measures and lower risk insurance costs.

Western Region

Revenue for 2010 benefited from core price growth in all lines of business. However, the increase in revenue from core price was more than offset by volume declines, especially in our collection and transfer station lines of business. Landfill volumes in 2010 increased primarily due to special waste event driven work. 2009 includes revenues of $11.0 million associated with divested locations. Excluding the divested revenue, revenue increased $29.6 million for 2010 versus 2009.

Operating margins were 23.8% in 2010 versus 26.8% in 2009. The decrease in operating margins is primarily attributed to the loss on disposition of assets of $0.9 million in 2010 compared to the gain of $88.1 million in 2009. Operating margins for 2010 also were impacted by higher fuel costs and costs of commodities sold. These decreases were partially offset by lower risk insurance costs and a favorable adjustment to amortization expense for asset retirement obligations of $6.0 million in 2010 compared to an unfavorable adjustment of $6.4 million in 2009. We also recorded a $5.2 million remediation charge in 2009 related to environmental conditions at our closed disposal facility in California.

Corporate Entities

The changes in net revenue relates to our National Accounts program. Included in our gain (loss) on disposition of assets and impairments, net, for 2010 and 2009 are transaction related expenses from the disposition of assets in our other segments. Additionally, during 2010 we recorded an impairment loss of $14.4 million related to certain long-lived assets that are held and used.

Landfill and Environmental Matters

Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with applying daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site, including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with the acquisition and development of the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.

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

Available Airspace

The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2011, 2010 and 2009:

	Balance as of December 31, 2010	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2011

Cubic yards (in millions):
Permitted airspace	4,595.5	-	7.9	98.1	(79.9)	0.2	4,621.8
Probable expansion airspace	149.1	69.4	-	(52.1)	-	0.1	166.5

Total cubic yards (in millions)	4,744.6	69.4	7.9	46.0	(79.9)	0.3	4,788.3

Number of sites:
Permitted airspace	193		1	(3)			191

Probable expansion airspace	8	4		(4)			8

	Balance as of December 31, 2009	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2010

Cubic yards (in millions):
Permitted airspace	4,436.4	-	15.3	222.6	(84.3)	5.5	4,595.5
Probable expansion airspace	212.5	29.8	-	(93.1)	-	(0.1)	149.1

Total cubic yards (in millions)	4,648.9	29.8	15.3	129.5	(84.3)	5.4	4,744.6

Number of sites:
Permitted airspace	192		3	(2)			193

Probable expansion airspace	12	2		(6)			8

	Balance as of December 31, 2008	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2009

Cubic yards (in millions):
Permitted airspace	4,559.6	-	(176.8)	134.2	(86.9)	6.3	4,436.4
Probable expansion airspace	386.2	22.4	(62.2)	(133.2)	-	(0.7)	212.5

Total cubic yards (in millions)	4,945.8	22.4	(239.0)	1.0	(86.9)	5.6	4,648.9

Number of sites:
Permitted airspace	213		(9)	(12)			192

Probable expansion airspace	23	1	(1)	(11)			12

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information. Changes in design typically include significant modifications to a landfill’s footprint or vertical slopes.

As of December 31, 2011, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2011, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information.

As of December 31, 2011, eight of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 53 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 61 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2011:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total

0 to 5 years	12	–	12	6.3%
6 to 10 years	21	–	21	11.0
11 to 20 years	34	1	35	18.3
21 to 40 years	51	2	53	27.7
41+ years	65	5	70	36.7

Total	183	8	191	100.0%

Final Capping, Closure and Post-Closure Costs

As of December 31, 2011, accrued final capping, closure and post-closure costs were $1,037.0 million, of which $85.2 million is current and $951.8 million is long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs.

Remediation and Other Charges for Landfill Matters

In December 2009, we finalized our purchase price allocation for the environmental liabilities we assumed as part of the Allied acquisition. These liabilities represent our estimate of costs to remediate sites that were previously owned or operated by Allied or sites at which Allied, or a predecessor company that it had acquired, had been identified as a potentially responsible party. The remediation of these sites is in various stages of completion from having received an initial notice from a regulatory agency and commencing investigation to being in the final stages of post remedial monitoring. See also Note 2, Summary of Significant Accounting Policies – Environmental Remediation Liabilities, to our consolidated financial statements in Item 8 of this Form 10-K for further information. We have recorded these liabilities at their estimated fair values using a discount rate of 9.75%. Discounted liabilities are accreted to interest expense through the period that they are paid.

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2011 is $56.8 million, of which $5.0 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $74 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2011 is $83.6 million, of which $7.4 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.

Investment in Landfills

The following tables reflect changes in our investment in landfills for the years ended December 31, 2011, 2010 and 2009 and the future expected investment as of December 31, 2011 (in millions):

	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2011

Non-depletable landfill land	$158.0	$3.1	$-	$-	$-	$-	$0.7	$-	$161.8
Landfill development costs	4,575.2	2.8	-	8.7	33.9	-	173.7	(31.0)	4,763.3
Construction-in-progress -landfill	133.2	272.5	-	(0.4)	-	-	(218.0)	-	187.3
Accumulated depletion and amortization	(1,504.6)	-	-	0.5	-	(264.5)	23.0	9.9	(1,735.7)

Net investment in landfill land and development costs	$3,361.8	$278.4	$-	$8.8	$33.9	$(264.5)	$(20.6)	$(21.1)	$3,376.7

	Balance as of December 31, 2011	Expected Future Investment	Total Expected Investment

Non-depletable landfill land	$161.8		$161.8
Landfill development costs	4,763.3	6,540.9	11,304.2
Construction-in-progress - landfill	187.3		187.3
Accumulated depletion and amortization	(1,735.7)		(1,735.7)

Net investment in landfill land and development costs	$3,376.7	$6,540.9	$9,917.6

	Balance as of December 31, 2009	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2010

Non-depletable landfill land	$142.7	$1.3	$-	$(1.7)	$-	$-	$15.7	$-	$158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	-	337.6	(26.5)	4,575.2
Construction-in-progress - landfill	245.1	250.7	(0.1)	0.1	-	-	(362.6)	-	133.2
Accumulated depletion and amortization	(1,275.4)	-	-	19.6	-	(258.9)	-	10.1	(1,504.6)

Net investment in landfill land and development costs	$3,343.3	$267.4	$0.1	$4.1	$31.5	$(258.9)	$(9.3)	$(16.4)	$3,361.8

	Balance as of December 31, 2008	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2009

Non-depletable landfill land	$169.3	$5.9	$(2.6)	$(7.9)	$-	$-	$(22.0)	$-	$142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	-	124.1	(60.2)	4,230.9
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.9)	-	245.1
Accumulated depletion and amortization	(1,004.2)	-	-	1.2	-	(282.5)	5.2	4.9	(1,275.4)

Net investment in landfill land and development costs	$3,367.6	$296.4	$(2.9)	$(9.9)	$32.5	$(282.5)	$(2.6)	$(55.3)	$3,343.3

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Number of landfills owned or operated	191	193	192

Net investment, excluding non-depletable land (in millions)	$3,214.9	$3,203.8	$3,200.6
Total estimated available disposal capacity (in millions of cubic yards)	4,788.3	4,744.6	4,648.9

Net investment per cubic yard	$0.67	$0.68	$0.69

Landfill depletion and amortization expense (in millions)	$255.5	$250.6	$278.5
Accretion expense (in millions)	78.0	80.5	88.8

	333.5	331.1	367.3
Airspace consumed (in millions of cubic yards)	79.9	84.3	86.9

Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.17	$3.93	$4.23

During 2011 our average compaction rate was approximately 1,900 pounds per cubic yard based on our three-year historical moving average as compared to 1,800 pounds per cubic yard for 2010. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of December 31, 2011, we expect to spend an estimated additional $6.5 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.8 billion, or $2.04 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011

Other land	$391.9	$0.8	$(1.9)	$(1.1)	$-	$-	$(14.6)	$375.1
Non-depletable landfill land	158.0	3.1	-	-	-	-	0.7	161.8
Landfill development costs	4,575.2	2.8	-	8.7	33.9	(31.0)	173.7	4,763.3
Vehicles and equipment	4,142.1	522.0	(178.8)	1.3	-	-	28.5	4,515.1
Buildings and improvements	768.5	19.6	(2.7)	1.3	-	-	16.1	802.8
Construction-in-progress - landfill	133.2	272.5	-	(0.4)	-	-	(218.0)	187.3
Construction-in-progress - other	27.2	64.9	-	(0.1)	-	-	(44.7)	47.3

Total	$10,196.1	$885.7	$(183.4)	$9.7	$33.9	$(31.0)	$(58.3)	$10,852.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2010	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011

Landfill development costs	$(1,504.6)	$(264.5)	$-	$0.5	$9.9	$23.0	$(1,735.7)
Vehicles and equipment	(1,820.6)	(478.8)	162.4	18.2	-	(0.3)	(2,119.1)
Buildings and improvements	(172.4)	(35.3)	1.4	0.4	-	0.3	(205.6)

Total	$(3,497.6)	$(778.6)	$163.8	$19.1	$9.9	$23.0	$(4,060.4)

	Gross Property and Equipment
	Balance as of December 31, 2009	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2010

Other land	$418.7	$2.6	$(9.4)	$(21.0)	$-	$-	$1.0	$391.9
Non-depletable landfill land	142.7	1.3	-	(1.7)	-	-	15.7	158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	(26.5)	337.6	4,575.2
Vehicles and equipment	3,792.4	522.6	(174.5)	(2.1)	-	-	3.7	4,142.1
Buildings and improvements	741.6	24.4	(10.8)	(2.4)	-	-	15.7	768.5
Construction-in-progress - landfill	245.1	250.7	(0.1)	0.1	-	-	(362.6)	133.2
Construction-in-progress - other	23.0	31.6	0.2	-	-	-	(27.6)	27.2

Total	$9,594.4	$848.6	$(194.4)	$(41.0)	$31.5	$(26.5)	$(16.5)	$10,196.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2009	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2010

Landfill development costs	$(1,275.4)	$(258.9)	$-	$19.6	$10.1	$-	$(1,504.6)
Vehicles and equipment	(1,518.2)	(478.7)	162.2	14.1	-	-	(1,820.6)
Buildings and improvements	(143.1)	(35.2)	3.7	2.2	-	-	(172.4)

Total	$(2,936.7)	$(772.8)	$165.9	$35.9	$10.1	$-	$(3,497.6)

	Gross Property and Equipment
	Balance as of December 31, 2008	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2009

Other land	$464.4	$10.1	$(3.5)	$(48.3)	$-	$-	$(4.0)	$418.7
Non-depletable landfill land	169.3	5.9	(2.6)	(7.9)	-	-	(22.0)	142.7
Landfill development costs	4,126.3	11.7	(0.3)	(3.2)	32.5	(60.2)	124.1	4,230.9
Vehicles and equipment	3,432.3	509.1	(126.1)	(7.5)	-	-	(15.4)	3,792.4
Buildings and improvements	706.0	17.6	(12.1)	(0.8)	-	-	30.9	741.6
Construction-in-progress - landfill	76.2	278.8	-	-	-	-	(109.9)	245.1
Construction-in-progress - other	26.3	29.3	-	6.9	-	-	(39.5)	23.0

Total	$9,000.8	$862.5	$(144.6)	$(60.8)	$32.5	$(60.2)	$(35.8)	$9,594.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2008	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2009

Landfill development costs	$(1,004.2)	$(282.5)	$-	$1.2	$4.9	$5.2	$(1,275.4)
Vehicles and equipment	(1,147.3)	(490.3)	107.5	4.7	-	7.2	(1,518.2)
Buildings and improvements	(111.1)	(36.9)	1.4	(0.7)	-	4.2	(143.1)

Total	$(2,262.6)	$(809.7)	$108.9	$5.2	$4.9	$16.6	$(2,936.7)

Liquidity and Capital Resources

The major components of changes in cash flows for the years ended December 31, 2011, 2010 and 2009 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Net cash provided by operating activities	$1,766.7	$1,433.7	$1,396.5
Net cash used in investing activities	(950.2)	(690.5)	(242.5)
Net cash used in financing activities	(838.5)	(702.9)	(1,174.7)

Cash Flows Provided by Operating Activities

Certain of the more significant items affecting our operating cash flows for 2011 and 2010 are summarized below:

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $403.3 million in 2011 versus a decrease of $360.9 million in 2010, an increase of $42.4 million, primarily as a result of the following:

•

At December 31, 2011 and 2010, we recorded a tax receivable of $68.4 million and $69.8 million, respectively primarily due to the effects of current deductions for property placed into service during the fourth quarter, and referred to as “Bonus Depreciation.” We expect a refund of approximately $50 million in the first quarter of 2012. During 2011, our cash paid for taxes, net of refunds for bonus depreciation, was approximately $173 million. During 2010, we made income tax payments (net of refunds received) of approximately $418 million, of which approximately $111 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

•

During 2011, we paid $150.7 million to settle capping, closure, post-closure and remediation obligations, a decrease of $11.1 million from the $161.8 million paid in 2010. The decrease in cash paid for capping, closure, and post-closure and remediation activities is primarily due to the timing of obligations.

•

During 2011, we paid $3.0 million for restructuring and synergy related costs incurred in connection with the restructuring plan related to the Allied acquisition, a decrease of $17.0 million from the $20.0 million paid in 2010. The decrease in cash expenditures is due to a decrease in restructuring and synergy plan activities in 2011.

•

Cash paid for interest was $21.6 million lower during 2011 versus 2010 due to reductions in debt balances and the refinancing of our higher interest rate debt in the second half of 2009, throughout 2010 and 2011.

The most significant items affecting our operating cash flows for 2010 and 2009 are summarized below:

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

•

During 2010, we paid $161.8 million to settle capping, closure, post-closure and remediation obligations, an increase of $4.7 million from the $157.1 million we paid in 2009. The increase in cash paid for capping, closure, and post-closure and remediation activities is primarily due to the timing of obligations.

•

During 2010, we paid $20.0 million for restructuring and synergy related costs incurred in connection with the restructuring plan related to the Allied acquisition, a decrease of $46.5 million from the $66.5 million we paid in 2009. The decrease in cash expenditures is due to a decrease in restructuring and synergy plan activities in 2010.

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

•

Cash paid for interest was $53.8 million lower during 2010 versus 2009 due to reductions in debt balances and the refinancing of our higher interest rate debt in the second half of 2009 and throughout 2010.

Cash Flows Used in Investing Activities

The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

Capital expenditures. Capital expenditures during 2011 were $936.5 million, compared with $794.7 million in 2010 and $826.3 million in 2009. Property and equipment received during 2011 was $885.7 million.

Proceeds from sales of property and equipment. Proceeds from sales of property and equipment during 2011 were $34.6 million, compared with $37.4 million in 2010 and $31.8 million in 2009. Proceeds from sales of property and equipment in 2010 were higher than 2009 due to the sale of our former headquarters building in Florida.

Cash used in acquisitions and development projects, net of cash acquired. During 2011 we paid $42.6 million for acquisitions, including one landfill privatization, one recycling business and a variety of collection businesses. During 2010, we paid $58.9 million for acquisitions, including a landfill development project. In addition, during 2011 we paid $3.1 million in relation to holdback liabilities resulting from acquisitions. Such holdback related disbursements were $0.6 million in 2010 and 2009.

Proceeds from divestitures. Proceeds from divestitures (net of cash divested) and other sales of assets were $14.2 million in 2011, $60.0 million in 2010, and $511.1 million in 2009. Proceeds received in 2011 were primarily related to certain hauling and transfer station assets sold in Southern California and New England markets as well as three markets in our Southern region. Proceeds received in 2010 primarily related to certain hauling and transfer station assets sold in our Eastern Region. Proceeds received in 2009 were primarily the result of divesting certain assets as required by the DOJ as a condition of the Allied acquisition.

Change in restricted cash and marketable securities. Investments in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, increased by $16.8 million during 2011 thus increasing cash used in investing activities. Changes in our restricted cash and marketable securities balances contributed $66.3 million and $41.6 million to our investing activities in 2010 and 2009, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows.

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

Cash Flows Used in Financing Activities

The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:

Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $36.8 million in 2011 versus net payments of $397.4 million in 2010 and $865.9 million in 2009. For a more detailed discussion, see our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our 2011 Notes, premiums paid for note redemptions and fees paid to issue tax-exempt indebtedness and to settle certain hedging relationships were $148.4 million during 2011. Cash premiums and fees paid in connection with the issuance of our 2010 Notes, premiums paid for note redemptions and fees paid to issue tax-exempt indebtedness and to settle certain hedging relationships were $56.6 million during 2010. In connection with the issuance of our senior notes as well as purchasing and retiring certain indebtedness in 2009, we incurred cash premiums and fees totaling $61.6 million.

Purchase of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to December 31, 2011, we repurchased 17.1 million shares of our stock for $500.8 million at a weighted average cost per share of $29.21. During 2011 we repurchased 15.7 million shares for $459.7 million at a weighted average cost per share of $29.28. During 2010 we repurchased 1.4 million shares for $41.1 million at a weighted average cost per share of $28.46.

Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Dividends paid were $309.4 million, $294.6 million, and $288.3 million for 2011, 2010 and 2009, respectively.

Financial Condition

Cash and Cash Equivalents

As of December 31, 2011, we had $66.3 million of cash and cash equivalents, and $189.6 million of restricted cash deposits and restricted marketable securities, including $22.5 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities.

Credit Facilities

In April 2011, we amended and restated our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million, through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). Substantially all of our subsidiaries guarantee all obligations under the Amended and Restated Credit Facility.

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

As of December 31, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 3.25% and 1.56%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2011 and December 31, 2010, we had $34.4 million and $75.0 million of Base Rate—Prime and Eurodollar Rate borrowings, respectively. We had $950.2 million and $1,037.5 million of letters of credit using availability under our Credit Facilities, leaving $1,515.4 million and $1,637.5 million of availability under our Credit Facilities, at December 31, 2011 and December 31, 2010, respectively.

The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At December 31, 2011, our EBITDA to interest ratio was 5.25 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.99 compared to the 3.50 maximum allowed by the covenants. At December 31, 2011, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2012.

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

In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. Early extinguishment of debt will result in an impairment charge in the period in which the debt is repaid. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.

Senior Notes and Debentures

During 2011, 2010 and 2009, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For a more detailed discussion, see our “Loss on Extinguishment of Debt” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In August 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.

In May 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes and, together with the 3.800% Notes and the 4.750% Notes, the 2011 Notes). The 2011 Notes are general senior unsecured obligations of our subsidiary guarantors. We used the net proceeds from the 2011 Notes as follows: (i) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (ii) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (iii) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (iv) $619.0 million to repay borrowings under our Credit Facilities; and (v) the remainder for general corporate purposes. In May 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.

In February 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.

In November 2010, our 6.50% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $221.6 million of principal due on these notes.

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes), with an unamortized discount of $0.1 million at December 31, 2010, and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the 2010 Notes). The 2010 Notes are general senior unsecured obligations of our subsidiary guarantors. We used the net proceeds from the 2010 Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During the first quarter of 2010, we incurred a loss of $132.1 million for premiums paid to repurchase debt, to write off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

Tax-Exempt Financings

As of December 31, 2011 and 2010, we had $1,126.4 million and $1,151.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of December 31, 2011 and 2010, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $15.8 million and $21.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

Approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.

As of December 31, 2011, we had $189.6 million of restricted cash and marketable securities, of which $22.5 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.

Fuel Hedges

We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a detailed listing of our outstanding fuel hedges during 2011 and 2010, see Note 15, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.

The aggregated fair values of our outstanding fuel hedges at December 31, 2011 and 2010 were current assets of $1.6 million, and current liabilities of $4.7 million and $1.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values as of December 31, 2011 and 2010, net of tax, of $1.8 million and $0.2 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.

During 2011, approximately 4% of our fuel volume purchases were hedged with swap agreements. Additionally, we were able to recover approximately 68% of our fuel costs with fuel recovery fees from certain of our customers.

Recycling Commodity Hedges

Revenue from sale of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to the forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (recycling commodity hedges). For a detailed listing of our outstanding recycling commodity hedges during 2011 and 2010, see Note 15, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.

The aggregated fair values of the outstanding recycling commodity hedges at December 31, 2011 and 2010 were current assets of $1.4 million and $1.9 million, respectively, and current liabilities of $0.7 million and $6.5 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The effective portions of the changes in fair values of our recycling commodity hedges as of December 31, 2011 and 2010, net of tax, of $0.4 million and $(2.6) million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income.

Approximately 33% of our 2011 sales volume of commodities was subject to cash flow hedges.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Defined Benefit Pension Plan	Total
2012	$28.4	$30.7	$85.2	$99.0	$196.8	$24.4	$464.5
2013	24.8	32.7	111.0	64.3	80.0	20.7	333.5
2014	18.5	16.0	97.0	45.7	68.1	21.9	267.2
2015	15.3	25.7	98.7	37.7	31.7	21.2	230.3
2016	13.5	21.7	94.3	32.6	25.3	21.9	209.3
Thereafter	61.0	6,965.4	4,628.9	458.7	242.4	113.7	12,470.1

Total	$161.5	$7,092.2	$5,115.1	$738.0	$644.3	$223.8	$13,974.9

We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.

In the future we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in the capital markets to fund redemptions should market conditions be favorable.

The present value of capital lease obligations is included in our consolidated balance sheets.

The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2011.

Unconditional purchase commitments consist primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (ii) other obligations including committed capital expenditures and consulting service agreements.

Debt covenants

Our Credit Facilities contain financial covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. At December 31, 2011, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants in the indentures relating to our senior notes as of December 31, 2011. We expect to be in compliance with our covenants during 2012.

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

Financial assurance

We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (the Financial Assurance Instruments), or trust deposits which are included in restricted cash and marketable securities. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2011, although the mix of financial assurance instruments may change.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because we currently have no liability for the Financial Assurance Instruments, they are not reflected in our consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

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

Our free cash flow for the years ended December 31, 2011, 2010 and 2009 is calculated as follows (in millions):

	2011	2010	2009
Cash provided by operating activities	$1,766.7	$1,433.7	$1,396.5
Purchases of property and equipment	(936.5)	(794.7)	(826.3)
Proceeds from sales of property and equipment	34.6	37.4	31.8

Free cash flow	$864.8	$676.4	$602.0

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Form 10-K.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received during the period for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Purchases of property and equipment per the consolidated statements of cash flows	$936.5	$794.7	$826.3
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(50.8)	53.9	36.3

Property and equipment received during the period	$885.7	$848.6	$862.6

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

Contingencies

For a description of our contingencies, see Note 10, Income Taxes, and Note 16, Commitments and Contingencies, to our consolidated financial statements in Item 8 of this Form 10-K.

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

Site permits.    In order to develop, construct and operate a landfill, we must obtain permits from various regulatory agencies at the local, state and federal levels. The permitting process requires an initial site study to determine whether the location is feasible for landfill operations. The initial studies are reviewed by our environmental management group and then submitted to the regulatory agencies for approval. During the development stage we capitalize certain costs that we incur after site selection but before the receipt of all required permits if we believe that it is probable that the site will be permitted.

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

Residual risks:

•	Changes in legislative or regulatory requirements may require changes in the landfill technical designs. These changes could make it more difficult and costly to meet new design standards.

•	Technical design requirements, as approved, may need modifications at some future point in time.

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

Landfill capping.    As individual areas within each landfill reach capacity, we must cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill site process previously described.

Closure and post-closure.    Closure costs are costs incurred after a landfill stops receiving waste, but prior to being certified as closed. After the entire landfill has reached capacity and is certified closed, we must to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site, the monitoring of methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate, and erosion control costs related to the final cap.

Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.5% in both 2011 and 2010).

The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (6.0% in 2011 and 5.5% in 2010).

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

Permitted and probable disposal capacity.  Disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, thus including additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly. Our internal criteria to classify disposal capacity as probable expansion airspace are as follows:

•	We own the land associated with the expansion airspace or control it pursuant to an option agreement;

•	We are committed to supporting the expansion project financially and with appropriate resources;

•	There are no identified fatal flaws or impediments associated with the project, including political impediments;

•	Progress is being made on the project;

•	The expansion is attainable within a reasonable time frame; and

•	We believe it is likely we will receive the expansion permit.

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

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied that were recorded at estimated fair value, environmental obligations are recorded on an undiscounted basis. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

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

Self-Insurance Reserves and Related Costs

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverage, ranging from $2.0 million to $5.0 million.

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

•

Loss contingency assumptions involve judgments that are inherently subjective and generally involve matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for a significant amount, it could have a material adverse impact on our consolidated financial position, result of operations or cash flows in the period in which such judgment or settlement occurs.

Asset Impairment

Valuation methodology.  We evaluate our long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable based on projected cash flows anticipated to be generated from the ongoing operation of those assets or we intend to sell or otherwise dispose of the assets.

Residual risk:

•

If events or changes in circumstances occur, including reductions in anticipated cash flows generated by our operations or determinations to divest assets, certain assets could be impaired, which would result in a non-cash charge to earnings.

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

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwestern, Southern, and Western. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

Significant estimates used in our fair value calculation using discounted future cash flows include: (i) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 2% to 4%; (ii) future estimated effective tax rates, which we estimate to be 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rates, which we estimate to range between 7% and 8%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation using market value multiples include: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

We assign assets and liabilities from our corporate operating segment to our four reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.

In preparing our annual test for impairment as of December 31, 2011, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2011, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of 30% to approximately 60% and, therefore, we noted no indicators of impairment at our reporting units.

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

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to U.S. federal income taxes and numerous state jurisdictions. Significant judgments and estimates are required in determining the combined income tax expense.

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

•

We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code and income tax regulations are a complex set of rules that we must interpret and apply. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

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

Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006.

The Plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2011, the plan assets were invested in fixed income bond funds, equity funds and cash. We annually review and adjust the plan’s asset allocation as deemed necessary. Our unfunded benefit obligation for the Plan was $39.9 million as of December 31, 2011 compared to $7.7 million as of December 31, 2010.

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

We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $31 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $37 million.

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

New Accounting Standards

For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K.

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

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value of (Asset) / Liability as of December 31, 2011
Fixed Rate Debt:
Amount outstanding (in millions)	$30.7	$5.5	$16.0	$25.7	$4.5	$6,108.9	$6,191.3	$6,191.3
Average interest rates	5.2%	7.0%	6.0%	5.7%	7.5%	5.5%	5.5%
Variable Rate Debt:
Amount outstanding (in millions)	$-	$27.2	$-	$-	$17.2	$856.5	$900.9	$900.9
Average interest rates	-%	2.1%	-%	-%	3.3%	0.8%	0.9%

The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value recorded in purchase accounting totaling $170.4 million.

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

At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $1.4 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.

Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.

Commodities Prices

We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis. Revenue from sales of these products in 2011, 2010 and 2009 was approximately $438.6 million, $337.9 million and $229.8 million, respectively.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:

We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Republic Services, Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 17, 2012

REPUBLIC SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66.3	$88.3
Accounts receivable, less allowance for doubtful accounts of $48.1 and $50.9, respectively	825.8	828.9
Prepaid expenses and other current assets	215.9	207.4
Deferred tax assets	157.7	121.5

Total current assets	1,265.7	1,246.1
Restricted cash and marketable securities	189.6	172.8
Property and equipment, net	6,792.3	6,698.5
Goodwill	10,647.0	10,655.3
Other intangible assets, net	409.6	451.3
Other assets	247.3	237.9

Total assets	$19,551.5	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563.6	$606.5
Notes payable and current maturities of long-term debt	34.8	878.5
Deferred revenue	290.2	295.1
Accrued landfill and environmental costs, current portion	184.2	182.0
Accrued interest	72.2	93.1
Other accrued liabilities	752.5	621.3

Total current liabilities	1,897.5	2,676.5
Long-term debt, net of current maturities	6,887.0	5,865.1
Accrued landfill and environmental costs, net of current portion	1,396.5	1,416.6
Deferred income taxes and other long-term tax liabilities	1,161.1	1,044.8
Self-insurance reserves, net of current portion	303.9	304.5
Other long-term liabilities	222.1	305.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 750 shares authorized; 402.1 and 400.2 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,495.6	6,431.1
Retained earnings	2,164.7	1,890.3
Treasury stock, at cost (32.2 and 16.5 shares, respectively)	(961.5)	(500.8)
Accumulated other comprehensive (loss) income, net of tax	(21.5)	21.9

Total Republic Services, Inc. stockholders’ equity	7,681.3	7,846.5
Noncontrolling interests	2.1	2.4

Total stockholders’ equity	7,683.4	7,848.9

Total liabilities and stockholders’ equity	$19,551.5	$19,461.9

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$8,192.9	$8,106.6	$8,199.1
Expenses:
Cost of operations	4,865.1	4,764.8	4,844.2
Depreciation, amortization and depletion	843.6	833.7	869.7
Accretion	78.0	80.5	88.8
Selling, general and administrative	825.4	858.0	880.4
Loss (gain) on disposition of assets and impairments, net	28.1	19.1	(137.0)
Restructuring charges	-	11.4	63.2

Operating income	1,552.7	1,539.1	1,589.8
Interest expense	(440.2)	(507.4)	(595.9)
Loss on extinguishment of debt	(210.8)	(160.8)	(134.1)
Interest income	0.3	0.7	2.0
Other income, net	4.3	5.4	3.2

Income before income taxes	906.3	877.0	865.0
Provision for income taxes	317.4	369.5	368.5

Net income	588.9	507.5	496.5
Net loss (income) attributable to noncontrolling interests	0.3	(1.0)	(1.5)

Net income attributable to Republic Services, Inc.	$589.2	$506.5	$495.0

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.57	$1.32	$1.30

Weighted average common shares outstanding	376.0	383.0	379.7

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.56	$1.32	$1.30

Weighted average common and common equivalent shares outstanding	377.6	385.1	381.0

Cash dividends per common share	$0.84	$0.78	$0.76

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2011	2010	2009
Net income	$588.9	$507.5	$496.5
Other comprehensive income, net of tax
Hedging Activity:
Settlements	(25.3)	(7.3)	(2.7)
Realized losses reclassified into earnings	4.9	3.9	1.2
Unrealized gains (losses)	1.3	(2.4)	1.4
Pension Activity:
Change in funded status of pension plan obligations	(20.7)	8.7	22.2
Gains related to pension settlement reclassified to earnings	(3.6)	-	-

Other comprehensive (loss) income, net of tax	(43.4)	2.9	22.1

Comprehensive income	545.5	510.4	518.6
Comprehensive loss (income) attributable to noncontrolling interests	0.3	(1.0)	(1.5)

Comprehensive income attributable to Republic Services, Inc.	$545.8	$509.4	$517.1

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions)

	Republic Services, Inc. Stockholders’ Equity
							Accumulated
							Other
			Additional		Treasury		Comprehensive
	Common Stock		Paid-In	Retained	Stock		Income (Loss),	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2008	393.4	$3.9	$6,260.1	$1,477.2	(14.9)	$(456.7)	$(3.1)	$1.1
Net income	-	-	-	495.0	-	-	-	1.5
Change in the value of derivative instruments, net of tax of $0.2	-	-	-	-	-	-	(0.1)	-
Employee benefit plan liability adjustments, net of tax of $12.8	-	-	-	-	-	-	22.2	-
Cash dividends declared	-	-	-	(288.7)	-	-	-	-
Issuances of common stock	2.3	0.1	40.6	-	-	-	-	-
Stock-based compensation	-	-	15.4	(0.4)	-	-	-	-
Purchase of common stock for treasury	-	-	-	-	-	(1.0)	-	-

Balance as of December 31, 2009	395.7	4.0	6,316.1	1,683.1	(14.9)	(457.7)	19.0	2.6
Net income	-	-	-	506.5	-	-	-	1.0
Change in the value of derivative instruments, net of tax of $4.1	-	-	-	-	-	-	(5.8)	-
Employee benefit plan liability adjustments, net of tax of $6.1	-	-	-	-	-	-	8.7	-
Cash dividends declared	-	-	-	(298.8)	-	-	-	-
Issuances of common stock	4.5	-	90.0	-	-	-	-	-
Stock-based compensation	-	-	25.0	(0.5)	-	-	-	-
Purchase of common stock for treasury	-	-	-	-	(1.6)	(43.1)	-	-
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(1.2)

Balance as of December 31, 2010	400.2	4.0	6,431.1	1,890.3	(16.5)	(500.8)	21.9	2.4
Net income	-	-	-	589.2	-	-	-	(0.3)
Change in the value of derivative instruments, net of tax of $13.4	-	-	-	-	-	-	(19.1)	-
Employee benefit plan liability adjustments, net of tax of $17.1	-	-	-	-	-	-	(24.3)	-
Cash dividends declared	-	-	-	(314.1)	-	-	-	-
Issuances of common stock	1.9	-	43.2	-	-	-	-	-
Stock-based compensation	-	-	21.3	(0.7)	-	-	-	-
Purchase of common stock for treasury	-	-	-	-	(15.7)	(460.7)	-	-

Balance as of December 31, 2011	402.1	$4.0	$6,495.6	$2,164.7	(32.2)	$(961.5)	$(21.5)	$2.1

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash provided by operating activities:
Net income	$588.9	$507.5	$496.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	511.4	511.6	520.6
Landfill depletion and amortization	255.5	250.6	278.5
Amortization of intangible and other assets	76.7	71.5	70.6
Accretion	78.0	80.5	88.8
Non-cash interest expense – debt	25.6	52.4	92.1
Non-cash interest expense – other	49.8	48.1	58.1
Restructuring related charges	-	(2.0)	34.0
Stock-based compensation	20.6	24.5	15.0
Deferred tax provision (benefit)	334.8	61.3	(24.6)
Provision for doubtful accounts, net of adjustments	21.0	23.6	27.3
Excess income tax benefit from stock option exercises	(2.5)	(3.5)	(2.5)
Asset impairments	49.1	15.1	7.1
Loss on extinguishment of debt	210.8	160.8	134.1
Gain on disposition of assets, net	(43.0)	(11.2)	(147.1)
Other non-cash items	(6.7)	3.8	(0.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(16.0)	8.8	53.1
Prepaid expenses and other assets	(5.1)	(76.6)	(11.9)
Accounts payable	11.9	(34.9)	(6.9)
Restructuring and synergy related expenditures	(3.0)	(20.0)	(66.5)
Capping, closure and post-closure expenditures	(105.7)	(111.3)	(100.9)
Remediation expenditures	(45.0)	(50.5)	(56.2)
Other liabilities	(240.4)	(76.4)	(62.6)

Cash provided by operating activities	1,766.7	1,433.7	1,396.5

Cash used in investing activities:
Purchases of property and equipment	(936.5)	(794.7)	(826.3)
Proceeds from sales of property and equipment	34.6	37.4	31.8
Cash used in business acquisitions and development projects, net of cash acquired	(42.6)	(58.9)	(0.1)
Cash proceeds from divestitures, net of cash divested	14.2	60.0	511.1
Change in restricted cash and marketable securities	(16.8)	66.3	41.6
Other	(3.1)	(0.6)	(0.6)

Cash used in investing activities	(950.2)	(690.5)	(242.5)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,416.4	1,193.5	1,472.6
Proceeds from issuance of senior notes, net of discount	1,844.9	1,499.4	1,245.4
Payments of notes payable and long-term debt	(3,224.5)	(3,090.3)	(3,583.9)
Premiums paid on extinguishment of debt	(89.6)	(30.4)	(47.3)
Fees paid to issue and retire senior notes and certain hedging relationships	(58.8)	(26.2)	(14.3)
Issuances of common stock	40.7	86.5	39.6
Excess income tax benefit from stock option exercises	2.5	3.5	2.5
Purchases of common stock for treasury	(460.7)	(43.1)	(1.0)
Cash dividends paid	(309.4)	(294.6)	(288.3)
Distributions paid to noncontrolling interests	-	(1.2)	-

Cash used in financing activities	(838.5)	(702.9)	(1,174.7)

(Decrease) increase in cash and cash equivalents	(22.0)	40.3	(20.7)
Cash and cash equivalents at beginning of period	88.3	48.0	68.7

Cash and cash equivalents at end of period	$66.3	$88.3	$48.0

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the Company in this report) is the second largest provider of non-hazardous solid waste collection, transfer station, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions – Eastern, Midwestern, Southern, and Western, which we have identified as our reportable segments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions, self-insurance reserves, and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in the Notes to the Consolidated Financial Statements. Our actual results may differ significantly from our estimates.

Cash and Cash Equivalents

We consider liquid investments with an original maturity at the date of acquisition of three months or less to be cash equivalents.

We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2011 and 2010, there were net book credit balances of $85.6 million and $94.8 million in our primary disbursement accounts which were classified as accounts payable on our consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. No customer exceeded 5% of our outstanding accounts receivable balance at December 31, 2011 and 2010.

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

The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$50.9	$55.2	$65.7
Additions charged to expense	21.0	23.6	27.3
Accounts written-off	(23.8)	(27.9)	(37.8)

Balance at end of year	$48.1	$50.9	$55.2

Restricted Cash and Marketable Securities

As of December 31, 2011, we had $189.6 million of restricted cash and marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and materials recovery facilities. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.

In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with municipal residential collection contracts, closure or post- closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Landfill development costs are also included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites as well as final capping, closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. For additional information, see Note 8, Landfill and Environmental Costs.

Capitalized Interest

We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

•	Total construction costs are $50,000 or greater,

•	The construction phase is one month or longer, and

•	The assets have a useful life of one year or longer.

Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $8.1 million, $6.3 million and $7.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, fuel, commodity and interest rate hedges, long-term debt and assets in our defined benefit plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instrument traded in active markets.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

See Note 9, Debt, Note 11, Employee Benefit Plans, and Note 15, Financial Instruments, for fair value disclosures related to our long-term debt, defined benefit pension plan investments, restricted cash and marketable securities and derivative instruments, respectively.

Investments Other Than Derivatives

Investments other than derivatives primarily include money market funds, common stock, mutual funds, real estate investment trusts, U.S. government and agency securities, municipal and corporate bonds, foreign government and corporate bonds. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as money market funds, common stock and certain mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, foreign government bonds, real estate investment trusts and certain agency securities.

Derivative Financial Instruments

We use derivative financial instruments to manage our risk associated with changing interest rates and changing prices for commodities we frequently purchase or sell by creating offsetting market exposures. Historically, we used interest rate swap agreements to manage risk associated with fluctuations in interest rates. We have entered into multiple agreements designated as cash flow hedges to mitigate some of our exposure to changes in diesel fuel prices and prices of certain recycling commodities.

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

The fair values of our diesel fuel and recycling commodity hedges are determined using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy). The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.

Landfill and Environmental Costs

Life Cycle Accounting

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all costs to acquire and construct a site are capitalized, and charged to expense based on the consumption of cubic yards of available airspace.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Probable Expansion Airspace

We classify landfill disposal capacity as either permitted (having received the final permit from the applicable regulatory agency) or as probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in our calculation of total available disposal capacity, all of the following criteria must be met:

•	We own the land associated with the expansion airspace or control it pursuant to an option agreement,

•	We are committed to supporting the expansion project financially and with appropriate resources,

•	There are no identified fatal flaws or impediments associated with the project, including political impediments,

•	Progress is being made on the project,

•	The expansion is attainable within a reasonable time frame, and

•	We believe it is likely will receive the expansion permit.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Final Capping, Closure and Post-Closure Costs

Final capping

We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act (RCRA), as implemented and applied on a state-by-state basis. We define final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. We consider final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. As a result, we use a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. We amortize the asset recorded pursuant to this approach as waste volume related to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace.

Closure and post-closure

Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.

Estimated future expenditures

Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. These estimates are reviewed by management and are used by our operating and accounting personnel to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 130 closed landfills.

Fair value measurements

In general, we engage third parties to perform most of our final capping, closure and post-closure activities. Accordingly, the fair value of these activities is based on quoted and actual prices paid for similar work. We also perform some of our final capping, closure and post-closure activities using internal resources. Where we expect internal resources to be used to fulfill an asset retirement obligation, we add a profit margin to the estimated cost of such services to better reflect their fair value. If we perform these services internally, the added profit margin is recognized as a component of operating income in the period the obligation is settled.

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

These estimated costs are then discounted to their present value using a credit-adjusted, risk-free interest rate. In general, the credit-adjusted, risk-free interest rate we used for liability recognition was 6.0% and 5.5% for the years ended December 31, 2011 and 2010, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.

Changes in assets retirement obligations

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Landfill operating expenses

Costs associated with daily maintenance activities and environmental compliance during the operating life of the landfill are expensed as incurred. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance.

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied that were recorded at estimated fair values, environmental obligations are recorded on an undiscounted basis. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, materials recovery facilities and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (i) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (ii) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We will recognize third-party transaction related costs as expense currently in the period in which they are incurred.

Goodwill and Other Intangible Assets

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

We have defined our reporting units to be consistent with our operating segments: Eastern, Midwestern, Southern, and Western. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

Significant estimates used in our fair value calculation using discounted future cash flows include: (i) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 2% to 4% annually; (ii) future estimated effective tax rates, which we estimate to be 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rates, which we estimate to range between 7% and 8%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

We assign assets and liabilities from our corporate operating segment to our four reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.

In preparing our annual test for impairment as of December 31, 2011, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.

As of December 31, 2011, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of 30% to approximately 60% and, therefore, we noted no indicators of impairment at our reporting units.

We will continuously monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. If our book value per share

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets include values assigned to customer relationships, long-term contracts, covenants not to compete and trade names, and are amortized generally on a straight-line basis over periods ranging from 1 to 24 years.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under U.S. GAAP can be included in discontinued operations. In addition, only components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges which consist of prices for diesel fuel and recyclable materials, net of tax, settlement and amortization of our interest rate locks and certain adjustments to liabilities associated with our employee benefit plan liabilities, net of tax.

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

We recognize revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer,

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a disposal facility we own or operate,

•	The price of the services provided to the customer is fixed or determinable, and

•	Collectibility is reasonably assured.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capital Leases

Assets acquired under capital leases are capitalized at the inception of each lease and are amortized to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. The present value of the related lease payments is recorded as a debt obligation. Our capital lease liability relates primarily to certain long-term landfill operating agreements with minimum lease payments with offsetting capital lease assets recorded as part of the landfill development costs.

Related Party Transactions

It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the FASB issued a new accounting standard update on the presentation of comprehensive income. The updated standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The FASB deferred certain portions of the accounting standard update related to presentation of reclassification adjustments from other comprehensive income to net income. We have early adopted this presentation standard as of December 31, 2011. The adoption of this guidance did not have an impact our consolidated financial position, or results of operations, or cash flows.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. BUSINESS ACQUISITIONS, DISPOSITION OF ASSETS, ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

Acquisitions

We acquired various solid waste businesses during the years ended December 31, 2011 and 2010. The aggregate cash used in these acquisitions, net of cash acquired, was $42.6 million and $58.9 million, respectively. The purchase price paid for these acquisitions during the year ended December 31 and the preliminary allocation of the purchase price as of December 31 are as follows (in millions):

	2011	2010
Purchase price:
Cash used in acquisitions, net of cash acquired	$42.6	$58.9
Fair value of operations surrendered	48.3	44.0
Holdbacks	1.7	0.6

Total	92.6	103.5

Allocated as follows:
Working capital	7.1	5.1
Property and equipment	44.5	40.8
Other liabilities, net	(7.8)	(6.1)

Value of assets acquired and liabilities assumed	43.8	39.8

Excess purchase price to be allocated	$48.8	$63.7

Excess purchase price to be allocated as follows:

Other intangible assets	33.1	21.9
Goodwill	15.7	41.8

Total allocated	$48.8	$63.7

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

Disposition of Assets and Asset Impairments

During the year ended December 31, 2011, we disposed of businesses in various markets, resulting in a gain of $21.0 million including transaction costs. In connection with the dispositions, we closed a landfill, resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $20.4 million primarily related to certain long-lived assets that are held for sale and for losses on the divestiture of certain businesses and related goodwill. Proceeds from dispositions of solid waste assets were $14.2 million for the year ended December 31, 2011.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in connection with the divestiture of a hauling operation in Miami-Dade County, Florida as well as $7.1 million of additional asset impairments, primarily related to our former corporate offices and other assets sold or held for sale.

Restructuring Charges

During the year ended December 31, 2010, we incurred $11.4 million, net of adjustments, of restructuring and integration charges related to our acquisition of Allied. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. As of December 31, 2011, $0.3 million remains accrued for severance and other employee termination benefits. We expect that the remaining charges will be paid during 2012. We completed our restructuring plan in 2010, and we did not incur any additional restructuring charges related to the Allied acquisition in 2011.

4. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment as of December 31 is as follows:

	2011	2010
Other land	$375.1	$391.9
Non-depletable landfill land	161.8	158.0
Landfill development costs	4,763.3	4,575.2
Vehicles and equipment	4,515.1	4,142.1
Buildings and improvements	802.8	768.5
Construction-in-progress-landfill	187.3	133.2
Construction-in-progress-other	47.3	27.2

	10,852.7	10,196.1

Less: Accumulated depreciation, depletion and amortization:
Landfill development costs	(1,735.7)	(1,504.6)
Vehicles and equipment	(2,119.1)	(1,820.6)
Buildings and improvements	(205.6)	(172.4)

	(4,060.4)	(3,497.6)

Property and equipment, net	$6,792.3	$6,698.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

A summary of the activity and balances in our goodwill accounts by operating segment is as follows:

	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at December 31, 2011
Eastern	$2,791.9	$7.1	$(0.7)	$(0.3)	$2,798.0
Midwestern	2,129.6	5.4	-	0.5	2,135.5
Southern	2,721.8	2.8	(19.5)	(0.1)	2,705.0
Western	3,012.0	0.4	(3.6)	(0.3)	3,008.5

Total	$10,655.3	$15.7	$(23.8)	$(0.2)	$10,647.0

	Balance at December 31, 2009	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at December 31, 2010
Eastern	$2,818.5	$0.1	$(24.0)	$(2.7)	$2,791.9
Midwestern	2,118.2	32.3	(18.9)	(2.0)	2,129.6
Southern	2,724.7	-	-	(2.9)	2,721.8
Western	3,005.7	9.4	-	(3.1)	3,012.0

Total	$10,667.1	$41.8	$(42.9)	$(10.7)	$10,655.3

Adjustments to acquisitions for the year ended December 31, 2011 and 2010 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets, Net

Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 24 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization				Net Intangibles at December 31, 2011
	Balance at December 31, 2010	Acquisitions	Balance at December 31, 2011	Balance at December 31, 2010	Additions Charged to Expense	Adjustments to Acquisitions	Balance at December 31, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$29.1	$566.2	$(130.7)	$(63.7)	$-	$(194.4)	$371.8
Trade names	30.0	-	30.0	(12.5)	(6.0)	-	(18.5)	11.5
Non-compete agreements	12.9	4.0	16.9	(7.2)	(2.1)	-	(9.3)	7.6
Other intangible assets	62.9	-	62.9	(41.2)	(3.0)	-	(44.2)	18.7

Total	$642.9	$33.1	$676.0	$(191.6)	$(74.8)	$-	$(266.4)	$409.6

	Gross Intangible Assets			Accumulated Amortization				Net Intangibles at December 31, 2010
	Balance at December 31, 2009	Acquisitions and Adjustments	Balance at December 31, 2010	Balance at December 31, 2009	Additions Charged to Expense	Adjustments to Acquisitions	Balance at December 31, 2010
Customer relationships, franchise and other municipal agreements	$521.1	$16.0	$537.1	$(70.5)	$(60.2)	-	$(130.7)	$406.4
Trade names	30.0	-	30.0	(6.5)	(6.0)	-	(12.5)	17.5
Non-compete agreements	7.4	5.5	12.9	(6.5)	(1.0)	0.3	(7.2)	5.7
Other intangibles assets	62.9	-	62.9	(37.9)	(3.3)	-	(41.2)	21.7

Total	$621.4	$21.5	$642.9	$(121.4)	$(70.5)	$0.3	$(191.6)	$451.3

Based on the amortizable assets recorded in the balance sheet at December 31, 2011, amortization expense for each of the next five years is estimated to be as follows:

2012	$65.2
2013	63.2
2014	57.4
2015	56.9
2016	55.6

6. OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of December 31 is as follows:

	2011	2010
Supplies-inventories	$35.2	$31.3
Prepaid expenses	53.4	55.9
Other non-trade receivables	54.5	45.4
Income tax receivable	68.4	69.8
Other current assets	4.4	5.0

Total	$215.9	$207.4

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets include the fair value of fuel and recycling commodity hedges of $3.0 million and $3.5 million at December 31, 2011 and 2010, respectively. Other non-trade receivables include the fair value of our interest rate swaps of $5.2 million at December 31, 2010. Our interest rate swap agreements expired in August 2011.

Other Assets

A summary of other assets as of December 31 is as follows:

	2011	2010
Deferred financing costs	$54.6	$41.1
Deferred compensation plan	34.5	27.4
Notes and other receivables	31.6	34.0
Reinsurance receivable	58.0	54.5
Other	68.6	80.9

Total	$247.3	$237.9

7. OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of December 31 is as follows:

	2011	2010
Accrued payroll and benefits	$168.9	$158.4
Accrued fees and taxes	115.3	111.8
Self-insurance reserves, current portion	114.4	112.7
Accrued dividends	81.4	76.7
Synergy incentive plan	68.1	-
Current tax liabilities	29.4	-
Restructuring liabilities	0.3	3.9
Accrued professional fees and contigent legal liabilities	81.3	53.1
Other	93.4	104.7

Total	$752.5	$621.3

Other accrued liabilities include the fair value of fuel and recycling commodity hedges of $5.4 million and $8.4 million at December 31, 2011 and 2010, respectively.

We expect to pay amounts earned under the synergy incentive plan during the first quarter of 2012. The synergy incentive plan was fully accrued and was included in other long-term liabilities as of December 31, 2010.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

A summary of other long-term liabilities as of December 31 is as follows:

	2011	2010
Deferred compensation plan liability	$31.4	$27.7
Pension and other postretirement liabilities	46.8	14.4
Contingent legal liabilities	59.3	105.8
Ceded insurance reserves	58.0	54.5
Synergy incentive plan	-	68.1
Other	26.6	35.0

Total	$222.1	$305.5

Self-Insurance Reserves

In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities assumed in the Allied acquisition have been recorded at fair value, and, therefore, have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to non-cash interest expense through the period that they are paid.

Our liabilities for unpaid and incurred but not reported claims at December 31, 2011 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $418.3 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our self-insurance reserves for the years ended December 31:

	2011	2010	2009
Balance at beginning of year	$417.2	$412.9	$408.1
Additions charged to expense	367.3	364.9	481.3
Payments	(372.1)	(368.9)	(489.7)
Accretion expense	5.9	8.3	13.2

Balance at end of year	418.3	417.2	412.9
Less: Current portion	(114.4)	(112.7)	(110.9)

Long-term portion	$303.9	$304.5	$302.0

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities Associated with the Allied Acquisition

We evaluated our operating contracts and leases acquired from Allied and recorded liabilities for unfavorable contract and lease exit costs. The underlying lease agreements and contracts have remaining non-cancellable terms ranging from 1 to 16 years. The following tables reflect activity during the year ended December 31, 2011 and 2010 associated with unfavorable contracts and lease exit liabilities included in other accrued and other long-term liabilities:

	Balance at December 31, 2010	Payments / Amortization	Adjustments	Balance at December 31, 2011
Unfavorable contracts	$37.6	$(9.5)	$(5.3)	$22.8
Lease exit costs	5.0	(1.4)	(0.6)	3.0

Total	$42.6	$(10.9)	$(5.9)	$25.8

	Balance at December 31, 2009	Payments / Amortization	Adjustments	Balance at December 31, 2010
Unfavorable contracts	$49.0	$(10.1)	$(1.3)	$37.6
Lease exit costs	6.4	(1.4)	-	5.0

Total	$55.4	$(11.5)	$(1.3)	$42.6

8. LANDFILL AND ENVIRONMENTAL COSTS

As of December 31, 2011, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.

Accrued Landfill and Environmental Costs

A summary of our landfill and environmental liabilities as of December 31 is as follows:

	2011	2010
Landfill final capping, closure and post-closure liabilities	$1,037.0	$1,046.5
Remediation	543.7	552.1

	1,580.7	1,598.6
Less: Current portion	(184.2)	(182.0)

Long-term portion	$1,396.5	$1,416.6

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2011	2010	2009
Asset retirement obligation liabilities, beginning of year	$1,046.5	$1,074.5	$1,040.6
Non-cash additions	33.9	31.4	32.5
Acquisitions and other adjustments	15.8	(3.0)	72.3
Asset retirement obligation adjustments	(31.5)	(27.9)	(57.4)
Payments	(105.7)	(111.3)	(100.9)
Accretion expense	78.0	80.5	88.8
Adjustments to liabilities related to assets held for sale	-	2.3	(1.4)

Asset retirement obligation liabilities, end of period	1,037.0	1,046.5	1,074.5
Less: Current portion	(85.2)	(93.9)	(137.5)

Long-term portion	$951.8	$952.6	$937.0

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

We review our landfill asset retirement obligations annually. As a result, we recorded a net decrease in amortization expense of $9.6 million, $10.2 million, and $5.1 million for 2011, 2010 and 2009, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $54.9 million at December 31, 2011 and is included in restricted cash and marketable securities in our consolidated balance sheet.

The expected future payments for final capping, closure and post-closure as of December 31, 2011 are as follows:

2012	$85.2
2013	111.0
2014	97.0
2015	98.7
2016	94.3
Thereafter	4,628.9

$5,115.1

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2011.

Environmental Remediation Liabilities

We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at December 31, 2011 would be approximately $197 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2011	2010	2009
Remediation liabilities, beginning of year	$552.1	$554.1	$389.9
Acquisitions and other adjustments	-	1.5	181.9
Additions charged to expense	3.6	17.9	4.9
Payments	(45.0)	(50.5)	(56.2)
Accretion expense (non-cash interest expense)	33.0	29.1	33.6

Remediation liabilities, end of period	543.7	552.1	554.1
Less: Current portion	(99.0)	(88.1)	(107.9)

Long-term portion	$444.7	$464.0	$446.2

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

The expected undiscounted future payments for remediation costs as of December 31, 2011 are as follows:

2012	$99.0
2013	64.3
2014	45.7
2015	37.7
2016	32.6
Thereafter	458.7

$738.0

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill.  In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2011 is $56.8 million, of which $5.0 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $74 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2011 is $83.6 million, of which $7.4 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT

Our notes payable, capital leases and long-term debt at December 31, 2011 and 2010 are listed in the following table, and are presented net of adjustments to fair value related to hedging transactions.

			2011			2010
Maturity	Interest Rate		Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
April 2012	Variable	%	$-	$-	$-	$25.0	$-	$25.0
September 2013	Variable		17.2	-	17.2	50.0	-	50.0
April 2016	Variable		17.2	-	17.2	-	-	-

Senior notes:
February 2011	5.750		-	-	-	262.9	(1.2)	261.7
April 2011	6.375		-	-	-	216.9	(1.8)	215.1
August 2011	6.750		-	-	-	392.2	(0.2)	392.0
May 2016	7.125		-	-	-	600.0	(64.5)	535.5
June 2017	6.875		750.0	(75.8)	674.2	750.0	(86.1)	663.9
May 2018	3.800		700.0	(0.2)	699.8	-	-	-
September 2019	5.500		650.0	(3.8)	646.2	650.0	(4.2)	645.8
March 2020	5.000		850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250		600.0	-	600.0	600.0	-	600.0
May 2023	4.750		550.0	(1.4)	548.6	-	-	-
March 2035	6.086		275.7	(25.5)	250.2	275.6	(25.8)	249.8
March 2040	6.200		650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700		600.0	(3.4)	596.6	-	-	-

Debentures:
May 2021	9.250		35.3	(2.0)	33.3	99.5	(6.1)	93.4
September 2035	7.400		165.2	(41.9)	123.3	360.0	(92.4)	267.6

Other:
2012 - 2035	0.060 - 8.250		1,142.2	(15.8)	1,126.4	1,173.7	(21.9)	1,151.8
2012 - 2042	5.000 - 11.900		89.4	-	89.4	92.6	-	92.6

Total Debt			7,092.2	(170.4)	6,921.8	7,048.4	(304.8)	6,743.6
Less: Current portion					(34.8)			(878.5)

Long-term portion			$7,092.2	$(170.4)	$6,887.0	$7,048.4	$(304.8)	$5,865.1

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Extinguishment of Debt

During 2011, 2010 and 2009, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. The following table summarizes the loss on extinguishment of debt by securities for the years ended December 31, 2011, 2010, and 2009:

	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2011:
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to credit facilities	-	-	1.7	1.7
Ineffective portion of interest rate lock settlements	-	0.3	-	0.3
Industrial revenue bonds	-	-	3.5	3.5

Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8

2010:
$425.0 million 6.125% senior notes due February 2014	$425.0	$8.7	$44.1	$52.8
$600.0 million 7.250% senior notes due March 2015	600.0	21.8	57.5	79.3
Accounts receivable securitization program	300.0	-	0.2	0.2
Industrial revenue bonds	-	-	28.5	28.5

Loss on extinguishment of debt for the year ended December 31, 2010		$30.5	$130.3	$160.8

2009:
$350.0 million 6.500% senior notes due November 2010	$128.4	$6.3	$3.7	$10.0
$400.0 million 5.750% senior notes due February 2011	137.1	6.9	6.6	13.5
$275.0 million 6.375% senior notes due April 2011	58.1	3.2	2.5	5.7
$450.0 million 6.750% senior notes due August 2011	63.0	4.4	0.2	4.6
$450.0 million 7.875% senior notes due April 2013	450.0	11.8	22.6	34.4
$400.0 million of 7.375% senior notes due April 2014	400.0	14.7	31.4	46.1
$230.0 million of 4.250% senior convertible note due April 2034	230.0	-	17.4	17.4
Industrial revenue bonds	-	1.0	1.4	2.4

Loss on extinguishment of debt for the year ended December 31, 2009		$48.3	$85.8	$134.1

Credit Facilities

In April 2011, we amended and restated our $1.0 billion revolving credit facility due April 2012 (the Amended and Restated Credit Facility) to increase the borrowing capacity to $1.25 billion and to extend the maturity to April 2016. The Amended and Restated Credit Facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements). Substantially all of our subsidiaries guarantee all obligations under the Amended and Restated Credit Facility.

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 2 to our existing $1.75 billion credit facility (the Existing Credit Facility and, together with the Amended and

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011 and December 31, 2010, the interest rate for our borrowings under our Credit Facilities was 3.25% and 1.56%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2011 and December 31, 2010, we had $34.4 million and $75.0 million of Base Rate—Prime and Eurodollar Rate borrowings, respectively. We had $950.2 million and $1,037.5 million of letters of credit using availability under our Credit Facilities, leaving $1,515.4 million and $1,637.5 million of availability under our Credit Facilities, at December 31, 2011 and December 31, 2010, respectively.

Senior Notes and Debentures

In August 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.

In May 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, together with the 3.800% Notes and the 4.750% Notes, the 2011 Notes). We used the net proceeds from the 2011 Notes as follows: (i) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (ii) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (iii) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (iv) $619.0 million to repay borrowings under our Credit Facilities; and (v) the remainder for general corporate purposes. In May 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.

In February 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.

In November 2010, our 6.50% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $221.6 million of principal due on these notes.

In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes), with an unamortized discount of $0.1 million at December 31, 2010, and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the 2010 Notes). We used the net proceeds from the 2010 Notes as follows: (i) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (ii) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (iii) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes. During the first quarter of 2010, we incurred a loss of $132.1 million for premiums paid to repurchase debt, to write off unamortized debt discounts and for professional fees paid to effectuate the repurchase of the senior notes.

Our senior notes are general senior unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole call provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 9.250% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 7.400% Debentures are not subject to any sinking fund requirements and may be redeemed in whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of the future principal and interest payments discounted at a rate specified under the terms of the indenture.

Tax-Exempt Financings

As of December 31, 2011 and 2010, we had $1,126.4 million and $1,151.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of December 31, 2011 and 2010, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $15.8 million and $21.9 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

Approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.

As of December 31, 2011, we had $189.6 million of restricted cash and marketable securities, of which $22.5 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt primarily includes capital lease liabilities of $88.3 million and $91.8 million as of December 31, 2011 and 2010, respectively, with maturities ranging from 2012 to 2042.

Future Maturities of Debt

Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2011, excluding non-cash discounts, premiums, and adjustments to fair value recorded in purchase accounting totaling $170.4 million, are as follows:

2012	$30.7
2013	32.7
2014	16.0
2015	25.7
2016	21.7
Thereafter	6,965.4

$7,092.2

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Debt

The fair value of our fixed rate senior notes using observable market inputs is $6.3 billion and $6.0 billion at December 31, 2011 and 2010, respectively. The carrying value of these notes is $5.7 billion and $5.4 billion at December 31, 2011 and 2010, respectively. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.

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

Interest Paid

Interest paid was $396.2 million, $417.8 million and $471.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The components of interest expense are as follows:

	2011	2010	2009
Interest expense on debt and capital lease obligations	$372.9	$413.2	$453.5
Accretion of debt discounts	25.6	52.4	92.1
Accretion of remediation and risk reserves	49.8	48.1	58.1
Less: capitalized interest	(8.1)	(6.3)	(7.8)

Total interest expense	$440.2	$507.4	$595.9

Interest Rate Swap and Lock Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates of certain debt obligations. In August 2011 swap agreements with a total notional value of $210.0 million matured. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. At December 31, 2011 we had no interest rate swap agreements outstanding.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the reduction to interest expense due to periodic settlements of active swap agreements for the years ended December 31, 2011, 2010 and 2009:

Consolidated Statement of Income Classification	Reduction to interest expense due to periodic settlements of active swap agreements
	2011	2010	2009
Interest expense	$5.4	$8.5	$8.7

From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the first and second quarters of 2011, we entered into a number of interest rate lock agreements having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 2011 Notes. Upon issuance of the 2011 Notes in the second quarter of 2011, we terminated the interest rate locks and paid $36.5 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $36.2 million, or $21.2 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt. We expect to amortize $1.5 million over the next twelve months as a yield adjustment of the 2011 Notes. This transaction was accounted for as a cash flow hedge. As of December 31, 2011, no interest rate lock cash flow hedges were outstanding.

During the first quarter of 2010, we entered into interest rate lock agreements having an aggregate notional amount of $500.0 million to hedge interest rates in connection with the issuance of the 2010 Notes. Upon issuance of these notes, we terminated the interest rate locks and paid approximately $7.0 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $6.4 million or $3.7 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt, of which $0.3 million is scheduled to be amortized over the next twelve months as a yield adjustment to the 2010 Notes.

The following table summarizes the loss on our interest rate locks (settlement and amortization) included in other comprehensive income for the year ended December 31, net of tax:

	2011	2010
Interest rate locks	$(20.4)	$(3.4)

10. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, are as follows:

	2011	2010	2009
Current:
Federal	$201.7	$253.9	$337.3
State	38.6	50.2	49.1
Federal and state deferred provision (benefit)	334.8	61.4	(24.6)
Uncertain tax positions and interest	(257.7)	4.0	6.7

Provision for income taxes	$317.4	$369.5	$368.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	5.4	3.4
Non-deductible expenses	1.6	2.1	2.6
Uncertain tax position taxes and interest	(2.5)	0.3	0.8
Other, net	(2.3)	(0.7)	0.8

Effective income tax rate	35.0%	42.1%	42.6%

Our 2011 effective tax rate was favorably impacted by our December 2011 settlement with the IRS appeals division related to Allied’s 2000 – 2003 tax years, which contributed to a net favorable impact to our tax provision of approximately $23 million. Additionally, our 2011 tax provision was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $19 million. In 2010 and 2009 our effective income tax rate was adversely impacted by the disposition of assets that had little or no tax basis and accruals for penalties and interest on uncertain tax positions.

During 2011, 2010 and 2009, we incurred charges of $7.1 million, $13.1 million and $13.5 million, respectively, for dispositions of goodwill that had no corresponding tax basis, and which are non-deductible for tax purposes.

The components of the net deferred income tax asset and liability at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(913.7)	$(721.7)
Difference between book and tax basis of intangible assets	(692.1)	(702.0)
Basis difference due to redemption of partnership interests	(128.2)	-

Total liabilities	$(1,734.0)	$(1,423.7)

Deferred tax assets relating to:
Environmental reserves	$331.3	$346.3
Accruals not currently deductible	310.3	312.8
Net operating loss carryforwards, state taxes	126.3	127.5
Difference between book and tax basis of other assets	93.3	68.1
Deferred taxes on uncertain tax positions	28.9	76.1
Other	2.0	2.3

Total assets	892.1	933.1
Valuation allowance	(118.1)	(120.1)

Net deferred tax asset	774.0	813.0

Net deferred tax liabilities	$(960.0)	$(610.7)

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the deferred tax valuation allowance for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Valuation allowance, beginning of year	$120.1	$126.5	$156.4
Additions charged to income	2.1	8.3	5.2
Acquisitions	-	-	(2.5)
Usage	(4.3)	(10.4)	(9.3)
Expirations of state net operating losses	(0.3)	(0.3)	(17.8)
Other, net	0.5	(4.0)	(5.5)

Valuation allowance, end of year	$118.1	$120.1	$126.5

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

We have state net operating loss carryforwards with an estimated tax effect of $126.3 million available at December 31, 2011. These state net operating loss carryforwards expire at various times between 2012 and 2031. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, at December 31, 2011, we have provided a valuation allowance of $107.5 million for certain state net operating loss carryforwards. At December 31, 2011, we also have provided a valuation allowance of $10.6 million for certain deferred tax assets.

We made income tax payments (net of refunds received) of approximately $173 million, $418 million and $444 million for 2011, 2010 and 2009, respectively.

Income taxes paid in 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010. The Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through December 31, 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013).

The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2011	2010	2009
Balance at beginning of year	$222.8	$242.2	$611.9
Additions due to the acquisition of Allied	-	-	13.3
Additions based on tax positions related to current year	-	2.8	3.9
Additions for tax positions of prior years	0.6	7.5	5.6
Reductions for tax positions of prior years	(162.2)	(7.4)	(24.1)
Reductions for tax positions resulting from lapse of statute of limitations	-	(10.4)	(0.5)
Settlements	(6.9)	(11.9)	(367.9)

Balance at end of year	$54.3	$222.8	$242.2

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, we settled with the IRS appeals division, Allied’s 2000 – 2003 tax years. This included Allied’s 2002 partnership exchange issue (see - Exchange of Partnership Interests). The resolution of these tax periods reduced our gross unrecognized tax benefits by $166.2 million. We also resolved various state matters during 2011 that, in the aggregate, reduced our gross unrecognized tax benefits by $2.9 million.

During 2010, the IRS concluded its examination of our 2005 – 2007 tax years. The conclusion of this examination reduced our gross unrecognized tax benefits by $1.9 million. We also resolved various state matters during 2010 that, in the aggregate, reduced our gross unrecognized tax benefits by $10.0 million.

During 2009, we settled our outstanding tax dispute related to Allied’s risk management companies with both the Department of Justice (DOJ) and the IRS. This settlement reduced our gross unrecognized tax benefits by $299.6 million. During 2009, we also settled with the IRS, through an accounting method change, our outstanding tax dispute related to intercompany insurance premiums paid to Allied’s captive insurance company. This settlement reduced our gross unrecognized tax benefits by $62.6 million. In addition to these federal matters, we also resolved various state matters that, in the aggregate, reduced our gross unrecognized tax benefits during 2009 by $5.8 million.

New accounting guidance for business combinations became effective for our 2009 financial statements. This new guidance changed the treatment of acquired uncertain tax liabilities. Under previous guidance, changes in acquired uncertain tax liabilities were recognized through goodwill. Under the new guidance, subsequent changes in acquired unrecognized tax liabilities are recognized through the income tax provision. As of December 31, 2011, $50.6 million of the $54.3 million of unrecognized tax benefits related to tax positions taken by Allied prior to the 2008 acquisition.

Included in the balance at December 31, 2011 and 2010 are $42.9 million and $209.1 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect the effective income tax rate in future periods.

We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $12 million during 2011 and, in total as of December 31, 2011, have recognized a liability for penalties of $0.7 million and interest of $49.7 million.

During 2010, we accrued interest of $19.2 million and, in total as of December 31, 2010, had recognized a liability for penalties of $1.2 million and interest of $99.9 million. During 2009, we accrued interest of $24.5 million and, in total at December 31, 2009, had recognized a liability for penalties of $1.5 million and interest of $92.3 million.

The decrease in accrued interest during 2011 was due to the December 2011 settlement of uncertain tax positions related to Allied’s 2000 – 2003 tax periods. The decrease in accrued interest and penalties between 2010 and 2009 was driven mainly by the additional settlements discussed previously.

Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $15-$30 million. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.

We and our subsidiaries are subject to income tax in the U.S. and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also acquired Allied’s open tax periods as a result of the December 2008 acquisition. Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2008.

During 2011, the IRS, at the examination level, concluded its review of our 2008 tax year and combined this tax period with the existing IRS appeals cycle. At present, we have our 2008 tax year and Allied’s 2004 – 2008 tax years before the IRS appeals division. Also during 2011, the IRS opened our 2009 and 2010 tax years for examination. We are also under state examination in various jurisdictions for various tax years. These state audits are ongoing.

We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exchange of Partnership Interests

In April 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In November 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized. If the exchange were treated as a sale, we estimated as of September 30, 2011 it would have had a potential federal and state cash tax impact of $156.2 million plus accrued interest through September 30, 2011 of $80.7 million. In addition, the IRS had asserted a penalty of 20% on the additional income tax due. At September 30, 2011, the amount of the asserted penalty and penalty-related interest was $50.6 million. The potential tax and interest (but not penalty or penalty-related interest) for this matter were fully reserved in our consolidated balance sheets.

In December 2011, we reached an agreement with the IRS appeals division to settle this issue. Under the agreement:

•

We agreed to recognize 20% of the gain originally proposed by the IRS with respect to the April 2002 exchange. This will result in federal and state cash tax and interest payments of approximately $50 million, which we expect to pay during calendar year 2012; and

•	We will not be required to pay any penalties or penalty-related interest.

As a result of this settlement, we decreased our 2011 tax provision by $10.6 million primarily due to the reversal of previously accrued interest. This matter also impacts Allied’s 2004 – 2008 tax years, which are still before the IRS appeals division, and we anticipate these tax periods likely will be resolved sometime during 2012.

For the remaining 80% of the transaction that was accepted by the IRS as filed as part of the settlement, we have reestablished a deferred tax liability to reflect the tax effect of the excess of the net tax basis of assets in the equipment purchasing businesses over the tax basis of the partnership interests, in such entities held by the company.

Methane Gas

As part of its examination of Allied’s 2000 through 2008 federal income tax returns, the IRS reviewed Allied’s treatment of costs associated with its landfill operations. As a result of this review, the IRS had proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the landfill. The IRS’ position was that the methane gas produced by a landfill was a joint product resulting from the operation of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.

We had previously protested this matter to the IRS appeals office. During December 2011, we resolved all tax matters related to Allied’s 2000 – 2003 tax years. The company’s treatment of costs was sustained, and, therefore, no adjustment was made to the 2000 – 2003 tax years. Currently, Allied’s 2004 – 2008 tax years remain at the IRS appeals division. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we continue to believe this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. We anticipate this issue will be resolved for Allied’s 2004 – 2008 tax years sometime during 2012.

11. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan). In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the Company’s stockholders in May 2011. We currently have 22.1 million shares of common stock reserved for future grants under our Amended and Restated Plan.

Options granted under the 1998 Plan, the 2007 Plan and the Amended and Restated Plan are non-qualified and are granted at a price equal to the fair market value of our common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a four year period beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.

In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)). Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the acquisition. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the acquisition. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At December 31, 2011, there were approximately 15.5 million shares of common stock reserved for future grants under the 2006 Plan.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

We use a binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one-year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0% for each of the period presented) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2011, 2010 and 2009 were $5.35, $5.28 and $3.79 per option, respectively, which were calculated using the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	27.3%	28.6%	28.7%
Risk-free interest rate	1.7%	2.4%	1.4%
Dividend yield	2.7%	2.9%	3.1%
Expected life (in years)	4.4	4.3	4.2
Contractual life (in years)	7	7	7

The following table summarizes the stock option activity for the years ended December 31, 2009, 2010 and 2011:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	18.7	$23.57
Granted	0.3	21.03
Exercised	(2.1)	18.12		$17.8

Forfeited or expired	(1.8)	28.59

Outstanding at December 31, 2009	15.1	23.69
Granted	3.1	27.48
Exercised	(3.9)	21.73		$34.3

Forfeited or expired	(0.7)	27.38

Outstanding at December 31, 2010	13.6	24.97
Granted	3.0	29.83
Exercised	(1.7)	22.31		$14.4

Forfeited or expired	(0.6)	28.63

Outstanding at December 31, 2011	14.3	$26.13	4.2	$32.8

Exercisable at December 31, 2011	8.6	$24.92	3.4	$28.3

During 2011, 2010 and 2009, compensation expense for stock options was $13.1 million, $12.8 million and $7.8 million, respectively.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, total unrecognized compensation expense related to outstanding stock options was $10.8 million, which will be recognized over a weighted average period of 1.8 years. The total fair value of stock options that vested in 2011, 2010 and 2009 was $8.7 million, $4.0 million and $3.9 million, respectively.

We classified excess tax benefits of $2.5 million, $3.5 million and $2.5 million as cash flows from financing activities for 2011, 2010 and 2009, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

Other Stock Awards

The following table summarizes the restricted stock unit and restricted stock activity for the years ended December 31, 2009, 2010 and 2011:

	Number of Restricted Stock Units and Shares of Restricted Stock (In Thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unissued at December 31, 2008	236.2	$23.50
Granted	516.0	23.92
Vested and issued	(67.0)	23.28
Forfeited	(32.0)	23.50

Unissued at December 31, 2009	653.2	23.85
Granted	367.9	29.14
Vested and issued	(171.8)	22.63
Forfeited	-	-

Unissued at December 31, 2010	849.3	26.39
Granted	179.2	29.97
Vested and issued	(250.5)	26.61
Forfeited	(8.0)	24.97

Unissued at December 31, 2011	770.0	$27.17	0.4	$21.2

Vested and unissued at December 31, 2011	396.1	$26.88

During 2011 our non-employee directors were awarded 82,500 restricted stock units under our Amended and Restated Plan, which vested immediately. During 2011 we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 20,039 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends. The directors receive the underlying shares only after their board service ends or a change in control occurs.

During 2010 we awarded 92,894 restricted stock units to our non-employee directors under our Amended and Restated Plan, of which 88,732 vested immediately. The remaining restricted stock units awarded during the year ended December 31, 2010 vest in three equal annual installments beginning on the anniversary date of the original grant. During 2010 we awarded 210,437 restricted stock units to executives and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009 we awarded 320,354 restricted stock units to our non-employee directors under our 1998 Plan. During 2009, we awarded 195,611 shares of restricted stock to executives and other officers and directors, of which 110,669 of the shares vested May 14, 2010 and 38,670 of the shares awarded vested effective January 31, 2012. Additionally, 26,914 shares awarded vest in four equal annual installments beginning on the anniversary date of the original grant. The remaining 15,904 shares awarded vested during 2009 and 3,454 shares vested during 2010. During the vesting period, the participants have voting rights and receive dividends declared and paid on the shares, but the shares may not be sold, assigned, transferred or otherwise encumbered. Granted but unvested shares are forfeited if the participant resigns employment with us for other than good reason.

The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

During 2011, 2010 and 2009, compensation expense related to restricted stock units and restricted shares totaled $7.5 million, $11.7 million and $7.2 million, respectively.

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

Effective January 1, 2011, the Plan was amended to solicit participants in the Plan to take a lump sum distribution of their eligible retirement benefits. During the year ended December 31, 2011, we made $67.0 million of lump sum payments to participants. We recognized $3.6 million, net of tax, of deferred actuarial gain within our selling, general and administrative expenses as a result of settlement accounting applied to these transactions.

Our pension contributions are made in accordance with funding standards established by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). We made a $10.0 million voluntary contribution to the Plan in 2010. No contributions were made in either 2011 or 2009.

We must separately recognize the overfunded or underfunded status of our pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of assumed future salary increases, if any. The PBO is equal to the accumulated benefit obligation (ABO) as the present value of these liabilities is not affected by assumed future salary increases. We use a measurement date that coincides with our year end of December 31.

The following table presents the ABO and reconciliations of the changes in the PBO, the plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31, 2011 and 2010.

	Defined Benefit Pension Plan
	2011	2010
Accumulated Benefit Obligation	$343.5	$371.6
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$371.6	$364.7
Service cost	-	0.2
Interest cost	17.0	20.5
Amendments	-	1.2
Actuarial loss	30.2	2.2
Benefits paid	(75.3)	(17.2)

Projected benefit obligation at end of year	$343.5	$371.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	$363.9	$333.3
Actual return on plan assets	18.0	37.8
Employer contributions	-	10.0
Estimated expenses	(3.0)	-
Benefits paid	(75.3)	(17.2)

Fair value of plan assets at end of year	$303.6	$363.9

Unfunded status	$39.9	$7.7

Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$39.9	$7.7

Net amount recognized	$39.9	$7.7

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.25%	5.25%
Rate of compensation increase	N/A	N/A

The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 and 2010 are as follows:

	Pension Benefits
	2011	2010
Accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$1.7	$(40.2)

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost are summarized below:

	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$3.0	$0.2	$0.2
Interest cost	17.0	20.5	20.2
Expected return on plan assets	(23.5)	(23.6)	(21.4)
Recognized net actuarial gain	(0.5)	-	-
Amortization of prior service cost	0.1	-	-
Settlement income	(5.9)	-	-

Net periodic benefit cost	$(9.8)	$(2.9)	$(1.0)

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	5.75%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	N/A	4.00%	4.00%

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

The following table summarizes our target asset allocation for 2011 and actual asset allocation at December 31, 2011 and 2010 for our defined benefit pension plan:

	Target Asset Allocation	2011 Actual Asset Allocation	2010 Actual Asset Allocation
Debt securities	65%	66%	57%
Equity securities	35	33	42
Cash or cash equivalents	-	1	1

Total	100%	100%	100%

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2012, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 6.50%. While we believe we can achieve a long-term average return of 6.50%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that dampens fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2011 and 2010:

		Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market account	$3.3	$3.3	$-	$-
Common stock	13.7	13.7	-	-
Mutual funds and real estate investment trusts	206.1	162.4	43.7	-
Bonds	80.1	-	80.1	-
Limited partnerships	0.4	-	-	0.4

Total assets	$303.6	$179.4	$123.8	$0.4

		Fair Value Measurements Using
	Total as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market account	$4.6	$4.6	$-	$-
Common stock	37.1	37.1	-	-
Mutual funds and real estate investment trusts	231.2	158.6	72.6	-
Bonds	90.5	-	90.5	-
Limited partnerships	0.5	-	-	0.5

Total assets	$363.9	$200.3	$163.1	$0.5

Estimated future benefit payments for the next ten years under the Plan are as follows:

2012	$24.4
2013	20.7
2014	21.9
2015	21.2
2016	21.9
2017 through 2021	113.7

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiemployer Pension Plans

We contribute to 27 multiemployer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20% of our total current employees are participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multiemployer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of assessments we may be subject to, if any. Accordingly, we cannot determine at this time the impact that the PPA may have on our consolidated financial position, results of operations or cash flows.

Furthermore, under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. It is possible that there may be a mass withdrawal of employers contributing to these plans or plans may terminate in the near future. We could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial condition, results of operations or cash flows.

Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2011 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2011 and 2010 is for the plans’ year ended September 30 or December 31, 2010 and 2009, respectively. The status is based on information that Republic received from the plan and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject. There have been no significant changes that affect the comparability of the 2011, 2010 and 2009 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration
Legal Plan Name	EIN	2010	2009	Implemented	2011	2010	2009	Imposed	of CBA
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical	Critical	Implemented	$3.9	$4.1	$4.2	No	1/31/12 - 8/31/13
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Endangered	Critical	Implemented	3.4	3.2	3.0	No	9/30/13 - 1/31/14
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	31.6	32.6	30.8	No	2/1/12 - 11/30/16

Individually significant plans					38.9	39.9	38.0
All other plans	N/A	N/A	N/A	N/A	9.8	10.5	10.5	N/A

Total					$48.7	$50.4	$48.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5 percent of the total contributions. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending September 30, 2011 or December 31, 2011.

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

Total expense recorded for matching 401(k) contributions in 2011, 2010 and 2009 was $28.9 million, $32.8 million and $30.5 million, respectively.

Deferred Compensation Plan

We provide eligible employees, officers and directors of Republic with the opportunity to voluntarily defer base salary, bonus payments, long-term incentive awards and other compensation, as applicable, on a pre-tax basis through Republic Services, Inc. Deferred Compensation Plan (the DCP). The DCP is a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. Eligible participants can defer up to 80% of base salary and up to 100% of bonus, long term compensation and directors’ fees. Under the deferred compensation plan, some participants also are eligible for matching contributions. The matching contribution under the DCP is equal to the lesser of two percent of the participant’s compensation over established 401(k) limits or 50% of the amount the participant has deferred. DCP participants have no ownership or security interest in any of the amounts deferred or the measurement funds under the DCP. The right of each participant in the DCP is solely that of a general, unsecured creditor of Republic with respect to his or her own interest under the DCP.

Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $34.5 million and $27.4 million at December 31, 2011 and 2010, respectively, classified in other assets in our consolidated balance sheets. The DCP liability was $31.4 million and $27.7 million at December 31, 2011 and 2010, respectively, classified in other long-term liabilities in our consolidated balance sheets.

Employee Stock Purchase Plan

Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase the Company’s common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2011, 2010 and 2009, issuances under this plan totaled 136,621 shares, 123,523 shares and 49,918 shares, respectively. At December 31, 2011, shares reserved for issuance to employees under this plan totaled 1.2 million and Republic held employee contributions of approximately $1.0 million for the purchase of common stock.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Compensation Plans

Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, earnings per share and return on invested capital to measure performance. In addition, in connection with the Allied acquisition, our board of directors approved a synergy incentive plan that provides compensation that depends on our achieving targeted synergies of approximately $150 million by the end of 2010. Incentive awards are payable in cash. The synergy incentive plan was fully accrued for $68.1 million and was included in other long-term liabilities as of December 31, 2010.

12. STOCKHOLDERS’ EQUITY

In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to December 31, 2011, we repurchased 17.1 million shares of our stock for $500.8 million at a weighted average cost per share of $29.21.

We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Cash dividends declared were $314.1 million, $298.8 million and $288.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we recorded a quarterly dividend payable of $81.4 million to stockholders of record at the close of business on January 3, 2012.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock awards and unvested restricted stock units. In computing diluted earnings per share, we utilize the treasury stock method.

Earnings per share for the years ended December 31, 2011, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

	2011	2010	2009
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$589,200	$506,500	$495,000

Weighted average common shares outstanding	375,961	382,985	379,749

Basic earnings per share	$1.57	$1.32	$1.30

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$589,200	$506,500	$495,000

Weighted average common shares outstanding	375,961	382,985	379,749
Effect of dilutive securities:
Options to purchase common stock	1,495	1,895	1,172
Unvested restricted stock awards	149	231	40

Weighted average common and common equivalent shares outstanding	377,605	385,111	380,961

Diluted earnings per share	$1.56	$1.32	$1.30

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	4,546	2,825	9,836

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer station, recycling and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the years ended December 31, 2011, 2010 and 2009 is shown in the following table:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2011:
Eastern	$2,469.2	$(366.1)	$2,103.1	$202.4	$493.0	$219.9	$4,457.0
Midwestern	2,197.4	(390.9)	1,806.5	206.5	375.9	218.0	3,794.4
Southern	2,343.0	(313.1)	2,029.9	229.9	460.7	229.3	4,907.7
Western	2,619.2	(463.5)	2,155.7	220.5	486.4	267.4	5,539.0
Corporate entities	114.0	(16.3)	97.7	62.3	(263.3)	1.9	853.4

Total	$9,742.8	$(1,549.9)	$8,192.9	$921.6	$1,552.7	$936.5	$19,551.5

2010:
Eastern	$2,429.3	$(353.8)	$2,075.5	$205.5	$488.4	$175.3	$4,437.1
Midwestern	2,167.4	(400.5)	1,766.9	203.6	402.0	210.7	3,718.0
Southern	2,289.0	(311.7)	1,977.3	221.5	482.8	190.4	4,869.7
Western	2,684.6	(496.0)	2,188.6	218.2	521.2	222.3	5,518.5
Corporate entities	115.7	(17.4)	98.3	65.4	(355.3)	(4.0)	918.6

Total	$9,686.0	$(1,579.4)	$8,106.6	$914.2	$1,539.1	$794.7	$19,461.9

2009:
Eastern	$2,485.9	$(370.9)	$2,115.0	$214.3	$483.0	$199.1	$4,495.1
Midwestern	2,185.4	(408.4)	1,777.0	225.9	367.3	208.7	3,605.9
Southern	2,371.7	(325.5)	2,046.2	233.1	522.9	168.5	4,867.6
Western	2,652.4	(482.4)	2,170.0	234.9	582.0	180.5	5,461.2
Corporate entities	123.6	(32.7)	90.9	50.3	(365.4)	69.5	1,110.5

Total	$9,819.0	$(1,619.9)	$8,199.1	$958.5	$1,589.8	$826.3	$19,540.3

Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

Depreciation, amortization, depletion and accretion includes net decreases in amortization expense of $9.6 million, $10.2 million, and $5.1 million for 2011, 2010 and 2009, respectively, primarily related to changes in estimates and assumptions concerning the airspace consumed, cost and timing of future final capping, closure and post-closure activities.

The following items are included in the above segment information:

•

Eastern Region.    For 2011, operating income includes a $12.8 million of asset impairment expense primarily related to assets held for sale at December 31, 2011 offset by $0.6 million net gain from the disposition of assets. For 2010, operating income includes a $15.0 million loss from the disposition of

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. For 2009, operating income includes a $4.0 million net gain from the disposition of assets and $12.0 million of insurance proceeds related to remediation costs at the Countywide facility.

•

Midwestern Region.    For 2010, operating income includes a $9.3 million net gain from the disposition of assets. For 2009, operating income includes a $27.1 million net gain from the disposition of assets.

•

Southern Region.    For 2011, operating income includes $17.2 million net gain from the disposition of assets offset by $28.7 million of asset impairment expense associated a closed landfill site. For 2009, operating income includes a $29.8 million net gain from the disposition of assets.

•

Western Region.    For 2011, operating income includes $1.8 million net gain from the disposition of assets offset by $7.0 million of asset impairment expense incurred in connection with the divestiture of certain businesses and related goodwill. For 2009, operating income includes an $88.1 million net gain from the disposition of assets and remediation charges totaling $5.2 million related to environmental conditions at our closed disposal facility in California.

•

Corporate Entities.    Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills, and other typical administrative functions. Operating loss improved $91.9 million in 2011 versus 2010. For 2010, operating income includes $33.3 million of incremental costs to achieve our synergy plan and $11.4 million of restructuring and integration charges related to our acquisition of Allied. Operating margins for 2010 also were impacted by higher litigation and management incentive plan costs. Additionally, during 2011 we recorded a gain on the disposition of assets and impairments of $1.1 million versus an impairment loss of $14.4 million related to certain long lived assets that were held and used for 2010. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

The following table shows our total reported revenue by line of business for the respective years ended December 31. Intercompany revenue has been eliminated.

	2011		2010		2009
Collection:
Residential	$2,135.7	26.1%	$2,173.9	26.8%	$2,187.0	26.7%
Commercial	2,487.5	30.4	2,486.8	30.7	2,553.4	31.1
Industrial	1,515.4	18.5	1,482.9	18.3	1,541.4	18.8
Other	32.9	0.4	29.6	0.4	26.9	0.3

Total collection	6,171.5	75.4	6,173.2	76.2	6,308.7	76.9
Transfer	978.0		1,030.3		1,111.1
Less: Intercompany	(556.6)		(587.9)		(611.2)

Transfer, net	421.4	5.1	442.4	5.4	499.9	6.1
Landfill	1,867.6		1,865.8		1,892.5
Less: Intercompany	(846.9)		(861.7)		(891.6)

Landfill, net	1,020.7	12.5	1,004.1	12.4	1,000.9	12.2
Sale of recyclable materials	438.6	5.4	337.9	4.2	229.8	2.8
Other non-core	140.7	1.6	149.0	1.8	159.8	2.0

Other	579.3	7.0	486.9	6.0	389.6	4.8

Total revenue	$8,192.9	100.0%	$8,106.6	100.0%	$8,199.1	100.0%

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other revenue consists primarily of sales of recyclable materials and revenue from National Accounts acquired from Allied. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.

15. FINANCIAL INSTRUMENTS

Fuel Hedges

We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

The following fuel hedges were outstanding during 2011 and 2010:

Inception Date	Commencement Date	Termination Date	Notional Amount (in Gallons per Month)	Contract Price per Gallon
November 5, 2007	January 5, 2009	December 30, 2013	60,000	$3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
September 22, 2008	January 1, 2009	December 31, 2011	150,000	4.16 -4.17
July 10, 2009	January 1, 2011	December 31, 2011	100,000	3.05
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
August 8, 2011	July 1, 2012	December 31, 2012	500,000	3.84
August 8, 2011	January 1, 2013	December 31, 2013	500,000	3.83
August 8, 2011	January 1, 2014	December 31, 2014	500,000	3.82
August 8, 2011	July 2, 2012	December 31, 2012	500,000	3.84
August 8, 2011	January 7, 2013	December 30, 2013	500,000	3.82
August 9, 2011	July 1, 2012	December 31, 2012	250,000	3.80
August 9, 2011	January 1, 2013	December 31, 2013	250,000	3.83
August 9, 2011	January 1, 2014	December 31, 2014	250,000	3.82
August 9, 2011	January 6, 2014	December 29, 2014	500,000	3.83
September 30, 2011	January 6, 2014	December 29, 2014	250,000	3.69
September 30, 2011	January 7, 2013	December 30, 2013	250,000	3.70
October 3, 2011	January 5, 2015	December 28, 2015	250,000	3.68

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

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at December 31, 2011 and 2010 were current assets of $1.6 million, and current liabilities of $4.7 million and $1.9 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the years ended December 31, 2011, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Statement of Income Classification	Amount of Realized Gain or (Loss)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Fuel hedges	$(1.7)	$0.8	$6.1	Cost of operations	$0.9	$(2.0)	$(7.3)	Other income, net	$-	$-	$0.2

The effective portions of the changes in fair values as of December 31, 2011 and 2010, net of tax, of $1.8 million and $0.2 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.

Recycling Commodity Hedges

Our revenue from sale of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to the forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (recycling commodity hedges).

The following commodity swaps were outstanding during 2011 and 2010:

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

The fair values of our commodity swaps are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy).

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following costless collar hedges were outstanding at December 31, 2011 and 2010:

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

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).

The aggregated fair values of the outstanding recycling commodity hedges at December 31, 2011 and 2010 were current assets of $1.4 million and $1.9 million, respectively, and current liabilities of $0.7 million and $6.5 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of our recycling commodity hedges on our results of operations and comprehensive income for the years ended December 31, 2011, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Statement of Income Classification	Amount of Realized Gain or (Loss)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Recycling commodity hedges	$3.0	$(3.2)	$(4.7)	Revenue	$(7.8)	$(3.2)	$5.1	Other income, net	$-	$(0.1)	$(0.1)

The effective portions of the changes in fair values of our recycling commodity hedges as of December 31, 2011 and 2010, net of tax, of $0.4 million and $(2.6) million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income.

Fair Value Measurements

In measuring fair values of assets and liabilities, we used quoted prices in active markets where available (Level 1), as well as valuation techniques that maximize the use of observable inputs (Level 2) and minimize the use of unobservable inputs (Level 3). Also, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of December 31, 2011 and 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$100.8	$100.8	$-	$-
Bonds	34.6	-	34.6	-
Fuel hedges - other current assets	1.6	-	1.6	-
Commodity hedges - other accrued assets	1.4	-	1.4	-

Total assets	$138.4	$100.8	$37.6	$-

Liabilities:
Fuel hedges - other accrued liabilities	$4.7	$-	$4.7	$-
Commodity hedges - other accrued liabilities	0.7	-	0.7	-

Total liabilities	$5.4	$-	$5.4	$-

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
	Total as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$135.7	$135.7	$-	$-
Bonds	27.2	-	27.2	-
Fuel hedges - other current assets	1.6	-	1.6	-
Commodity hedges - other accrued assets	1.9	-	1.9	-
Interest rate swaps - other non-trade receivables	5.2	-	5.2	-

Total assets	$171.6	$135.7	$35.9	$-

Liabilities:
Fuel hedges - other accrued liabilities	$1.9	$-	$1.9	$-
Commodity hedges - other accrued liabilities	6.5	-	6.5	-

Total liabilities	$8.4	$-	$8.4	$-

Approximately $27.2 million of restricted marketable securities previously presented as assets measured at fair value on a recurring basis using quoted prices in active markets (Level 1) at December 31, 2010 have been reclassified to be presented as assets measured at fair value on a recurring basis using significant other observable inputs (Level 2). The securities consist of US federal, state and foreign government debt securities and corporate debt securities. Additionally, approximately $18.5 million of cash equivalents were previously presented as assets measured at fair value on a recurring basis using quoted prices in active markets (Level 1), but which did not need to be disclosed, as these amounts are not measured at fair value.

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

As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities; (ii) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs; and (iii) tax-related matters, which are discussed in Note 10, Income Taxes.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $114 million relating to our outstanding legal proceedings as of

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $109 million higher than the amount recorded as of December 31, 2011.

Countywide Matters

In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2011 is $56.8 million, of which $5.0 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $74 million.

In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility (Countywide) sued Republic Services, Inc. and Republic-Ohio for alleged negligence and nuisance. Republic-Ohio has owned and operated Countywide since February 1, 1999. Waste Management, Inc. and Waste Management Ohio, Inc., previous owners and operators of Countywide, were named as defendants as well. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic Services, Inc., Republic-Ohio, Waste Management, Inc., and Waste Management Ohio, Inc. The court has consolidated the two actions. We have assumed both the defense and the liability of the Waste Management entities in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any other and further relief as the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs’ qualified statutory nuisance claims. Republic Services, Inc., Waste Management, Inc. and Waste Management of Ohio, Inc. have been dismissed from the litigation. We will continue to vigorously defend against the plaintiffs’ allegations in the consolidated action.

Luri Matter

On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. Management anticipates that post-judgment interest could accrue through the end of 2012 for a total of up to $9.5 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. The Ohio Supreme Court has granted plaintiff’s and defendants’ petitions for review of the appellate decision. It is reasonably possible that following all appeals a final judgment of liability for compensatory and punitive damages may be assessed against us related to this matter.

Litigation Related to Fuel and Administrative Fees

On November 20, 2009, Klingler’s European Bake Shop & Deli, Inc., filed a complaint against BFI Waste Services, LLC in the Circuit Court of Jefferson County, Alabama, in which plaintiff complains about fuel recovery fees and administrative fees charged. The complaint purports to be filed on behalf of a class of similarly situated plaintiffs in Alabama. This complaint asserts various legal and equitable theories of recovery and alleges in essence that the fees were not properly disclosed, were unfair, and were contrary to contract. Class-certification-related discovery concluded, plaintiff did not move for class certification by the November 10, 2011 deadline, and during a hearing on November 22, 2011, plaintiff withdrew its class allegations. On November 29, 2011, the Court dismissed the class allegations, without prejudice. Although Plaintiff has not specified the amount of damages sought, the fees at issue total less than $1,600.

Chicago Contracting Matter

We discovered actions of non-compliance by one of our subsidiaries with the subcontracting provisions of certain government contracts in our Chicago market. These contracts included contracts with the City of Chicago (the City) and with certain other municipal agencies in the Chicago area. We reported the discovery to, and have had further discussions with, law enforcement and other authorities.

On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities, which are currently held by temporary workers through vendors, to full-time company employees; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City has released all claims against us and has agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

Although we have settled with the City, the matter remains ongoing with law enforcement authorities and other municipal agencies. Our non-compliance could result in additional payments by us in the form of restitution, damages, or penalties, or the loss of future business in the affected market or other markets.

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

In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of December 31, 2011 is $83.6 million, of which $7.4 million is expected to be paid during 2012. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,550 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc., CDC and Sexton. The court entered an order dismissing Allied Waste Industries, Inc. without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs’ motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court’s order in our favor striking the plaintiffs’ allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing. We intend to vigorously defend against the plaintiffs’ allegations in this action.

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the former hazardous waste facility owned by our subsidiary CECOS International, Inc. (CECOS) located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a settlement agreement on September 15, 2011, which was approved by the trial court at a fairness hearing on December 8, 2011. The settlement agreement, which provides for payment of $29.5 million to settle the claims of the class, will become final upon the expiration of the appeal period on February 23, 2012, unless an appeal is filed before that date.

Lease Commitments

We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to twenty-six years. Rent expense during the years ended December 31, 2011, 2010 and 2009 was $49.9 million, $51.6 million and $60.1 million, respectively.

Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year at December 31, 2011 are as follows:

2012	$28.4
2013	24.8
2014	18.5
2015	15.3
2016	13.5
Thereafter	61.0

$161.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disposal Agreements

We have several agreements expiring at various dates through 2030 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.

Future minimum payments under unconditional purchase commitments, consisting primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (ii) other obligations including committed capital expenditures and consulting service agreements at December 31, 2011 are as follows:

2012	$196.8
2013	80.0
2014	68.1
2015	31.7
2016	25.3
Thereafter	242.4

$644.3

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

We had the following financial instruments and collateral in place to secure our financial assurances at December 31:

	2011	2010
Letters of credit	$978.2	$1,077.0
Surety bonds	2,728.2	2,622.3

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The letters of credit use $950.2 million and $1,037.5 million as of December 31, 2011 and 2010, respectively, of availability under our Credit Facilities. Surety bonds expire on various dates through 2038.

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

Our restricted cash and marketable securities deposits include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities as of December 31:

	2011	2010
Financing proceeds	$22.5	$39.8
Capping, closure and post-closure obligations	54.9	61.8
Self-insurance	75.2	63.8
Other	37.0	7.4

Total restricted cash and marketable securities	$189.6	$172.8

We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of the investment. This investee company and the parent company of the investee had written surety bonds for us relating to our landfill operations for capping, closure and post-closure, of which $893.5 million and $855.0 million were outstanding as of December 31, 2011 and 2010, respectively. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $45.0 million as of December 31, 2011 and 2010.

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

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Matters

Our business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires us to obtain and retain numerous governmental permits to conduct various aspects of our operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures that may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on us.

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenue	$1,964.9	$2,086.6	$2,116.2	$2,025.2
Operating income	376.2	401.2	408.5	366.7
Net income	158.1	46.2	193.6	191.0
Net income attributable to Republic Services, Inc.	158.2	46.5	193.5	191.0
Diluted earnings per common share	0.41	0.12	0.52	0.51

2010:
Revenue	$1,957.7	$2,066.4	$2,061.7	$2,020.8
Operating income	381.3	400.8	367.6	389.4
Net income	65.2	159.9	134.5	147.9
Net income attributable to Republic Services, Inc.	65.0	159.7	134.2	147.6
Diluted earnings per common share	0.17	0.42	0.35	0.38

During 2011 and 2010, we recorded a number of gains, charges (recoveries) and expenses that impacted our net income during each of the quarters as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011:
Loss on extinguishment of debt	$1.8	$199.5	$6.0	$3.5	$210.8
(Gain) loss on disposition of assets and impairments, net	(0.4)	19.4	5.8	3.3	28.1

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010:
Loss on extinguishment of debt	$132.3	$-	$19.4	$9.1	$160.8
Costs to achieve synergies	9.1	8.5	7.4	8.3	33.3
Restructuring charges	5.6	1.4	2.6	1.8	11.4
Loss (gain) on disposition of assets and impairments, net	0.5	1.1	25.5	(8.0)	19.1

Costs to achieve synergies relate to those incremental costs incurred primarily for our synergy incentive plan as well as other integration costs. We also recorded losses on early extinguishment of debt associated with premiums paid to repurchase debt, charges for unamortized debt discounts and professional fees paid to effectuate the repurchases.

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are the primary obligor under certain of the Senior Notes issued by us. However, we have no independent assets or operations, and therefore substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several, except for certain customary circumstances as provided by the indenture. Thus, we present condensed consolidating balance sheets as of December 31, 2011 and 2010, and condensed consolidating statements of income, comprehensive income and cash flows for the years ended December 31, 2011, 2010 and 2009 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments based upon the guarantor and non-guarantor subsidiaries as of December 31, 2011.

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9.6	$53.9	$2.8	$-	$66.3
Accounts receivable, net	-	765.2	60.6	-	825.8
Prepaid expenses and other current assets	100.3	92.6	23.0	-	215.9
Deferred tax assets	147.5	-	10.2	-	157.7

Total current assets	257.4	911.7	96.6	-	1,265.7
Restricted cash and marketable securities	51.9	49.5	88.2	-	189.6
Property and equipment, net	55.8	6,234.0	502.5	-	6,792.3
Goodwill	-	10,647.0	-	-	10,647.0
Other intangible assets, net	15.3	394.3	-	-	409.6
Investment and net advances to affiliate	15,044.0	70.2	152.5	(15,266.7)	-
Other assets	105.7	82.9	58.7	-	247.3

Total assets	$15,530.1	$18,389.6	$898.5	$(15,266.7)	$19,551.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239.3	$305.5	$18.8	$-	$563.6
Notes payable and current maturities of long-term debt	25.6	7.6	1.6	-	34.8
Deferred revenue	-	288.5	1.7	-	290.2
Accrued landfill and environmental costs, current portion	-	184.2	-	-	184.2
Accrued interest	61.8	10.4	-	-	72.2
Other accrued liabilities	393.1	187.0	172.4	-	752.5

Total current liabilities	719.8	983.2	194.5	-	1,897.5
Long-term debt, net of current maturities	5,871.1	1,002.8	13.1	-	6,887.0
Accrued landfill and environmental costs, net of current portion	-	1,127.9	268.6	-	1,396.5
Deferred income taxes and other long-term tax liabilities	1,169.6	-	(8.5)	-	1,161.1
Self-insurance reserves, net of current portion	-	72.6	231.3	-	303.9
Other long-term liabilities	88.3	75.8	58.0	-	222.1
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	-	-	-	4.0
Other equity	7,677.3	15,127.3	139.4	(15,266.7)	7,677.3

Total Republic Services, Inc. stockholders’ equity	7,681.3	15,127.3	139.4	(15,266.7)	7,681.3
Noncontrolling interests	-	-	2.1	-	2.1

Total stockholders’ equity	7,681.3	15,127.3	141.5	(15,266.7)	7,683.4

Total liabilities and stockholders’ equity	$15,530.1	$18,389.6	$898.5	$(15,266.7)	$19,551.5

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$70.5	$3.3	$-	$88.3
Accounts receivable, net	-	762.2	66.7	-	828.9
Prepaid expenses and other current assets	112.0	72.4	23.0	-	207.4
Deferred tax assets	111.2	0.1	10.2	-	121.5

Total current assets	237.7	905.2	103.2	-	1,246.1
Restricted cash and marketable securities	39.8	47.1	85.9	-	172.8
Property and equipment, net	47.2	6,154.7	496.6	-	6,698.5
Goodwill	-	10,655.3	-	-	10,655.3
Other intangible assets, net	21.8	429.5	-	-	451.3
Investment and net advances to affiliate	13,513.9	58.1	149.1	(13,721.1)	-
Other assets	88.2	94.7	55.0	-	237.9

Total assets	$13,948.6	$18,344.6	$889.8	$(13,721.1)	$19,461.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.7	$492.2	$24.6	$-	$606.5
Notes payable and current maturities of long-term debt	392.2	484.7	1.6	-	878.5
Deferred revenue	-	293.3	1.8	-	295.1
Accrued landfill and environmental costs, current portion	-	182.0	-	-	182.0
Accrued interest	61.4	31.7	-	-	93.1
Other accrued liabilities	222.3	196.7	202.3	-	621.3

Total current liabilities	765.6	1,680.6	230.3	-	2,676.5
Long-term debt, net of current maturities	4,090.8	1,761.1	13.2	-	5,865.1
Accrued landfill and environmental costs, net of current portion	-	1,148.2	268.4	-	1,416.6
Deferred income taxes and other long-term tax liabilities	1,053.3	-	(8.5)	-	1,044.8
Self-insurance reserves, net of current portion	-	97.8	206.7	-	304.5
Other long-term liabilities	192.4	58.7	54.4	-	305.5
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	-	-	-	4.0
Other equity	7,842.5	13,598.2	122.9	(13,721.1)	7,842.5

Total Republic Services, Inc. stockholders’ equity	7,846.5	13,598.2	122.9	(13,721.1)	7,846.5
Noncontrolling interests	-	-	2.4	-	2.4

Total stockholders’ equity	7,846.5	13,598.2	125.3	(13,721.1)	7,848.9

Total liabilities and stockholders’ equity	$13,948.6	$18,344.6	$889.8	$(13,721.1)	$19,461.9

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Income

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$-	$7,863.6	$401.0	$(71.7)	$8,192.9
Expenses:
Cost of operations	8.6	4,592.5	335.7	(71.7)	4,865.1
Depreciation, amortization and depletion	22.9	777.4	43.3	-	843.6
Accretion	-	77.2	0.8	-	78.0
Selling, general and administrative	154.5	636.2	34.7	-	825.4
(Gain) loss on disposition of assets and impairments, net	(1.1)	29.2	-	-	28.1

Operating (loss) income	(184.9)	1,751.1	(13.5)	-	1,552.7
Interest expense	(274.5)	(165.8)	0.1	-	(440.2)
Loss on extinguishment of debt	(1.9)	(208.9)	-	-	(210.8)
Interest income	(7.4)	(5.9)	13.6	-	0.3
Other (expense) income, net	(19.8)	22.5	1.6	-	4.3
Equity in earnings of subsidiaries	940.2	10.9	3.4	(954.5)	-
Intercompany interest income (expense)	(109.4)	39.6	69.8	-	-

Income before income taxes	342.3	1,443.5	75.0	(954.5)	906.3
(Benefit) provision for income taxes	(246.9)	536.6	27.7	-	317.4

Net income	589.2	906.9	47.3	(954.5)	588.9
Net income attributable to noncontrolling interests	-	-	0.3	-	0.3

Net income attributable to Republic Services, Inc.	$589.2	$906.9	$47.6	$(954.5)	$589.2

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$589.2	$906.9	$47.3	$(954.5)	$588.9
Other comprehensive income, net of tax
Hedging Activity:
Settlements	(25.3)	-	-	-	(25.3)
Realized losses reclassified into earnings	4.9	-	-	-	4.9
Unrealized gains (loss)	1.3	-	-	-	1.3
Pension Activity:
Change in funded status of pension plan obligations	-	(20.7)	-	-	(20.7)
Gains related to pension settlement reclassified to earnings	-	(3.6)	-	-	(3.6)

Other comprehensive (loss) income , net of tax	(19.1)	(24.3)	-	-	(43.4)
Comprehensive income	570.1	882.6	47.3	(954.5)	545.5
Comprehensive loss (income) attributable to noncontrolling interests	-	-	0.3	-	0.3

Comprehensive income attributable to Republic Services, Inc.	$570.1	$882.6	$47.6	$(954.5)	$545.8

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Income

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$-	$7,752.8	$423.1	$(69.3)	$8,106.6
Expenses:
Cost of operations	3.1	4,469.0	362.0	(69.3)	4,764.8
Depreciation, amortization and depletion	21.6	772.6	39.5	-	833.7
Accretion	-	76.8	3.7	-	80.5
Selling, general and administrative	198.5	626.9	32.6	-	858.0
Loss on disposition of assets and impairments, net	1.6	17.5	-	-	19.1
Restructuring charges	-	11.4	-	-	11.4

Operating (loss) income	(224.8)	1,778.6	(14.7)	-	1,539.1
Interest expense	(207.7)	(297.5)	(2.2)	-	(507.4)
Loss on extinguishment of debt	(4.7)	(155.9)	(0.2)	-	(160.8)
Interest income	(6.3)	(5.1)	12.1	-	0.7
Other (expense) income, net	(7.5)	13.3	(0.4)	-	5.4
Equity in earnings of subsidiaries	437.2	18.6	3.4	(459.2)	-
Intercompany interest income (expense)	569.6	(630.3)	60.7	-	-

Income before income taxes	555.8	721.7	58.7	(459.2)	877.0
Provision for income taxes	49.3	298.5	21.7	-	369.5

Net income	506.5	423.2	37.0	(459.2)	507.5
Net income attributable to noncontrolling interests	-	-	(1.0)	-	(1.0)

Net income attributable to Republic Services, Inc.	$506.5	$423.2	$36.0	$(459.2)	$506.5

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$506.5	$423.2	$37.0	$(459.2)	$507.5
Other comprehensive income, net of tax
Hedging Activity:
Settlements	(7.3)	-	-	-	(7.3)
Realized losses reclassified into earnings	3.9	-	-	-	3.9
Unrealized gains (losses)	(2.4)	-	-	-	(2.4)
Pension Activity:
Change in funded status of pension plan obligations	-	8.7	-	-	8.7

Other comprehensive (loss) income, net of tax	(5.8)	8.7	-	-	2.9
Comprehensive income	500.7	431.9	37.0	(459.2)	510.4
Comprehensive loss (income) attributable to noncontrolling interests	-	-	(1.0)	-	(1.0)

Comprehensive income attributable to Republic Services, Inc.	$500.7	$431.9	$36.0	$(459.2)	$509.4

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Income

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$-	$7,830.0	$444.3	$(75.2)	$8,199.1
Expenses:
Cost of operations	3.8	4,601.9	313.7	(75.2)	4,844.2
Depreciation, amortization and depletion	14.6	833.8	21.3	-	869.7
Accretion	0.1	86.0	2.7	-	88.8
Selling, general and administrative	184.9	653.1	42.4	-	880.4
Loss (gain) on disposition of assets and impairments, net	12.0	(149.0)	-	-	(137.0)
Restructuring charges	-	63.2	-	-	63.2

Operating (loss) income	(215.4)	1,741.0	64.2	-	1,589.8
Interest expense	(99.7)	(493.8)	(2.4)	-	(595.9)
Loss on extinguishment of debt	(7.0)	(127.1)	-	-	(134.1)
Interest income	(2.4)	(2.1)	6.5	-	2.0
Other (expense) income, net	(0.7)	1.9	2.0	-	3.2
Equity in earnings of subsidiaries	472.8	53.0	6.0	(531.8)	-
Intercompany interest income (expense)	363.6	(387.4)	23.8	-	-

Income before income taxes	511.2	785.5	100.1	(531.8)	865.0
Provision for income taxes	16.2	315.3	37.0	-	368.5

Net income	495.0	470.2	63.1	(531.8)	496.5
Net income attributable to noncontrolling interests	-	-	(1.5)	-	(1.5)

Net income attributable to Republic Services, Inc.	$495.0	$470.2	$61.6	$(531.8)	$495.0

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$495.0	$470.2	$63.1	$(531.8)	$496.5
Other comprehensive income, net of tax
Hedging Activity:
Settlements	(2.7)	-	-	-	(2.7)
Realized losses reclassified into earnings	1.2	-	-	-	1.2
Unrealized gains (losses)	1.4	-	-	-	1.4
Pension Activity:
Change in funded status of pension plan obligations	-	22.2	-	-	22.2

Other comprehensive (loss) income, net of tax	(0.1)	22.2	-	-	22.1
Comprehensive income	494.9	492.4	63.1	(531.8)	518.6
Comprehensive loss (income) attributable to noncontrolling interests	-	-	(1.5)	-	(1.5)

Comprehensive income attributable to Republic Services, Inc.	$494.9	$492.4	$61.6	$(531.8)	$517.1

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash (used in) provided by operating activities:
Net income	$589.2	$906.9	$47.3	$(954.5)	$588.9
Equity in earnings of subsidiaries, net of taxes	(940.2)	(10.9)	(3.4)	954.5	-
Other adjustments	315.7	856.1	6.0	-	1,177.8

Cash (used in) provided by operating activities	(35.3)	1,752.1	49.9	-	1,766.7

Cash (used in) provided by investing activities:
Purchases of property and equipment	-	(889.9)	(46.6)	-	(936.5)
Proceeds from sales of property and equipment	-	34.6	-	-	34.6
Cash used in acquisitions, net of cash acquired	-	(42.6)	-	-	(42.6)
Cash proceeds from divestitures, net of cash divested	-	14.2	-	-	14.2
Change in restricted cash and marketable securities	(12.1)	(2.5)	(2.2)	-	(16.8)
Other	-	(3.1)	-	-	(3.1)
Change in investment and net advances to affiliate	(589.9)	-	-	589.9	-

Cash (used in) provided by investing activities	(602.0)	(889.3)	(48.8)	589.9	(950.2)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	1,416.4	-	-	-	1,416.4
Proceeds from issuance of senior notes, net of discount	1,844.9	-	-	-	1,844.9
Payments of notes payable and long-term debt	(1,844.1)	(1,378.8)	(1.6)	-	(3,224.5)
Premiums paid on extinguishment of debt	-	(89.6)	-	-	(89.6)
Fees paid to issue and retire senior notes and certain hedging relationships	(57.9)	(0.9)	-	-	(58.8)
Issuances of common stock	40.7	-	-	-	40.7
Excess income tax benefit from stock option exercises	2.5	-	-	-	2.5
Purchases of common stock for treasury	(460.7)	-	-	-	(460.7)
Cash dividends paid	(309.4)	-	-	-	(309.4)
Change in investment and net advances from parent	-	589.9	-	(589.9)	-

Cash provided by (used in) financing activities	632.4	(879.4)	(1.6)	(589.9)	(838.5)

(Decrease) increase in cash and cash equivalents	(4.9)	(16.6)	(0.5)	-	(22.0)
Cash and cash equivalents at beginning of period	14.5	70.5	3.3	-	88.3

Cash and cash equivalents at end of period	$9.6	$53.9	$2.8	$-	$66.3

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities:
Net income	$506.5	$423.2	$37.0	$(459.2)	$507.5
Equity in earnings of subsidiaries, net of taxes	(437.2)	(18.6)	(3.4)	459.2	-
Other adjustments	291.8	616.4	18.0	-	926.2

Cash provided by (used in) operating activities	361.1	1,021.0	51.6	-	1,433.7

Cash (used in) provided by investing activities:
Purchases of property and equipment	-	(736.9)	(57.8)	-	(794.7)
Proceeds from sales of property and equipment	-	37.4	-	-	37.4
Cash used in acquisitions, net of cash acquired	-	(58.9)	-	-	(58.9)
Cash proceeds from divestitures, net of cash divested	-	60.0	-	-	60.0
Change in restricted cash and marketable securities	27.9	37.0	1.4	-	66.3
Other	-	(0.6)	-	-	(0.6)
Change in investment and net advances to affiliate	(1,449.0)	(300.0)	-	1,749.0	-

Cash (used in) provided by investing activities	(1,421.1)	(962.0)	(56.4)	1,749.0	(690.5)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	1,193.5	-	-	-	1,193.5
Proceeds from issuance of senior notes, net of discount	1,499.4	-	-	-	1,499.4
Payments of notes payable and long-term debt	(1,446.3)	(1,342.4)	(301.6)	-	(3,090.3)
Premiums paid on extinguishment of debt	-	(30.4)	-	-	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(26.2)	-	-	-	(26.2)
Issuances of common stock	86.5	-	-	-	86.5
Excess income tax benefit from stock option exercises	3.5	-	-	-	3.5
Purchases of common stock for treasury	(43.1)	-	-	-	(43.1)
Cash dividends paid	(294.6)	-	-	-	(294.6)
Distributions paid to noncontrolling interest	-	-	(1.2)	-	(1.2)
Change in investment and net advances from parent	-	1,449.0	300.0	(1,749.0)	-

Cash provided by (used in) financing activities	972.7	76.2	(2.8)	(1,749.0)	(702.9)

(Decrease) increase in cash and cash equivalents	(87.3)	135.2	(7.6)	-	40.3
Cash and cash equivalents at beginning of period	101.8	(64.7)	10.9	-	48.0

Cash and cash equivalents at end of period	$14.5	$70.5	$3.3	$-	$88.3

REPUBLIC SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities:
Net income	$495.0	470.2	$63.1	$(531.8)	$496.5
Equity in earnings of subsidiaries, net of taxes	(472.8)	(53.0)	(6.0)	531.8	-
Other adjustments	72.1	770.5	57.4	-	900.0

Cash provided by (used in) operating activities	94.3	1,187.7	114.5	-	1,396.5

Cash (used in) provided by investing activities:
Purchases of property and equipment	(15.0)	(790.7)	(20.6)	-	(826.3)
Proceeds from sales of property and equipment	-	31.8	-	-	31.8
Cash used in acquisitions, net of cash acquired	-	(0.1)	-	-	(0.1)
Cash proceeds from divestitures, net of cash divested	-	511.1	-	-	511.1
Change in restricted cash and marketable securities	28.4	17.4	(4.2)	-	41.6
Other	-	(0.6)	-	-	(0.6)
Change in investment and net advances to affiliate	(464.3)	(8.0)	-	472.3	-

Cash (used in) provided by investing activities	(450.9)	(239.1)	(24.8)	472.3	(242.5)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	1,378.6	-	94.0	-	1,472.6
Proceeds from issuance of senior notes, net of discount	1,245.4	-	-	-	1,245.4
Payments of notes payable and long-term debt	(1,969.3)	(1,420.6)	(194.0)	-	(3,583.9)
Premiums paid on extinguishment of debt	(4.4)	(42.9)	-	-	(47.3)
Fees paid to issue and retire senior notes and certain hedging relationships	(11.9)	(2.4)	-	-	(14.3)
Issuances of common stock	39.6	-	-	-	39.6
Excess income tax benefit from stock option exercises	2.5	-	-	-	2.5
Purchases of common stock for treasury	(1.0)	-	-	-	(1.0)
Cash dividends paid	(288.3)	-	-	-	(288.3)
Change in investment and net advances from parent	-	464.3	8.0	(472.3)	-

Cash provided by (used in) financing activities	391.2	(1,001.6)	(92.0)	(472.3)	(1,174.7)

Increase (decrease) in cash and cash equivalents	34.6	(53.0)	(2.3)	-	(20.7)
Cash and cash equivalents at beginning of period	67.2	(11.7)	13.2	-	68.7

Cash and cash equivalents at end of period	$101.8	$(64.7)	$10.9	$-	$48.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT ON REPUBLIC SERVICES, INC.’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as members of management of Republic Services, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on the specified criteria.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

The following table sets forth certain information regarding equity compensation plans as of December 31, 2011 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercised Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	14.3	$26.13	38.8
Equity compensation plans not approved by security holders	-	-	-

Total	14.3	$26.13	38.8

(a)	Includes our Amended and Restated 1998 Stock Incentive Plan, 2006 Incentive Stock Plan and Amended and Restated 2007 Stock Incentive Plan (the Plans). Also includes our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 14,290,860 stock options, 769,953 shares underlying restricted stock and restricted stock units, and 35,349 shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock and restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 37,628,281 shares under our Plans and 1,182,892 shares under our ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

Our consolidated financial statements are set forth under Item 8 of this Form 10-K.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 22, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 23, 2008).

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 6, 2008).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 5, 2008, by and among Republic Services, Inc., RS Merger Wedge, Inc. and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).

3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated January 10, 2011).

4.1	Republic Services, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).

4.2	Indenture, dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 16, 2001).

4.3	Second Supplemental Indenture, dated as of March 21, 2005, to the Indenture dated as of August 15, 2001, by and between Republic Services, Inc. and The Bank of New York, as trustee, including the form of 6.086% Notes due 2035 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

4.4	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of August 15, 2001, by and among Republic Services, Inc., Allied Waste Industries, Inc., the guarantors party thereto and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.5	Indenture, dated as of September 8, 2009, by and between Republic Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2009).

4.6	First Supplemental Indenture, dated as of September 8, 2009, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2009).

4.7	Second Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 3.800% Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.8	Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 4.750% Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.9	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.10	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).

4.11	First Supplemental Indenture, dated as of November 25, 2009, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.25% Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 25, 2009).

4.12	Second Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.00% Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 4, 2010).

4.13	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).

4.14	Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., as borrower, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, the other lenders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 21, 2011).

4.15	Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.16	Amendment No. 1, dated as of April 27, 2010, to the Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.17	Amendment No. 2, dated as of April 20, 2011, to the Credit Agreement, dated as of September 18, 2008, by and among Republic Services, Inc., the guarantors named therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated April 21, 2011).

4.18	Letter Agreement, dated as of December 2, 2008, by and among Republic Services, Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.19	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

4.20	First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

4.21	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.22	Third Supplemental Indenture, dated as of December 5, 2008, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).

4.23	Senior Indenture, dated as of December 23, 1998, by and among Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allied’s Registration Statement on Form S-4 (No. 333-70709)).

4.24	Seventeenth Supplemental Indenture, dated as of May 17, 2006, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 7 1/8% Senior Notes due 2016 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated May 17, 2006).

4.25	Eighteenth Supplemental Indenture, dated as of March 12, 2007, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 6 7/8% Senior Notes due 2017 (incorporated by reference to Exhibit 1.01 of Allied’s Current Report on Form 8-K dated March 13, 2007).

4.26	Nineteenth Supplemental Indenture, dated as of December 2, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.27	Twentieth Supplemental Indenture, dated as of December 5, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 10, 2008).

4.28	Twenty-First Supplemental Indenture, dated as of December 15, 2008, to the Senior Indenture dated as of December 23, 1998, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Republic Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 19, 2008).

4.29	The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.

10.1+	Republic Services, Inc. 1998 Stock Incentive Plan, as amended and restated March 6, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).

10.2+	Form of Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3+	Form of Director Stock Option Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (1-year vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5+	Form of Executive Restricted Stock Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (4-year vesting) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.6+	Form of Non-Employee Director Stock Unit Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.8+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).

10.10+	Form of Stock Option Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to October 28, 2011) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.11+	Form of Restricted Stock Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to October 28, 2011) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12+	Form of Non-Employee Director Restricted Stock Units Agreement (3-year vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to December 27, 2011) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13+	Form of Non-Employee Director Restricted Stock Units Agreement (immediate vesting) under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to December 27, 2011) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.14+	Form of Restricted Stock Unit Award Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 4, 2010).

10.15+	Form of Non-NEO Stock Option Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16+	Form of NEO Stock Option Agreement under the Republic Services, Inc. 2007 Amended and Restated Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.17+	Form of Non-NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.18+	Form of NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.20+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.21+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.22+	Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.23+	First Amendment, effective January 30, 2007, to the Republic Services, Inc. Executive Incentive Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.24+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the Commission on October 27, 2010).

10.25+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.26+	Republic Services, Inc. Executive Incentive Plan, effective May 14, 2009 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).

10.27+	Republic Services, Inc. Synergy Incentive Plan, effective May 14, 2009 (under the Republic Services, Inc. Executive Incentive Plan) (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).

10.28+	Second Amended and Restated Employment Agreement, effective as of the effective time of the merger, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2009).

10.29+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.30+	Retirement Agreement, dated June 25, 2010, by and between James E. O’Connor and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 28, 2010).

10.31+	Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.32+	Amended and Restated Employment Agreement, effective May 14, 2009, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.33+	Executive Employment Agreement, dated as of March 2, 2007, by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.34+	First Amendment, dated as of December 31, 2008, to Executive Employment Agreement dated as of March 2, 2007 by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.35+	Employment Agreement, dated January 31, 2009, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 5, 2009).

10.36+	Amended and Restated Employment Agreement, dated June 25, 2010, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 28, 2010).

10.37+	Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc. (now superseded) (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.38+	Memorandum dated February 9, 2010, terminating Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc.( incorporated by reference to Exhibit 10.2 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.39+	Offer Letter dated August 17, 2009 to Michael Rissman from Republic Services, Inc. regarding general counsel position (incorporated by reference to Exhibit 10.3 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.40+	Non-Solicitation, Confidentiality and Arbitration Agreement, dated February 9, 2010, between Michael Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.41+	Offer Letter, dated June 28, 2010, as amended and restated December 29, 2010, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.48+	Relocation Expense Reimbursement Agreement, dated October 25, 2010, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.42+	Employment Agreement, effective December 5, 2008, by and between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K dated June 28, 2010).

10.43+	Separation Agreement, entered into December 21, 2011, between Kevin C. Walbridge and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K dated December 22, 2011).

10.44+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).

10.45+	First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.46+	Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.47+	Third Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.48+	Fourth Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.49+	Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.8 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.50+	First Amendment to the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, as amended and restated effective February 5, 2004 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated December 10, 2004).

10.51+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated December 10, 2004).

10.52+	Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).

10.53+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.54+	Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.55+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).

10.56+	Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.57+	Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.58+	Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.59+	Form of Restricted Stock Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.60+	Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.61+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.62+	First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.63+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.64+	First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.65+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.66+	Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.67+	Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.68+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, effective August 1, 2003 (incorporated by reference to Exhibit 10.10 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.69+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, restated effective January 1, 2006 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated February 14, 2006).

10.70+	Amended and Restated Schedule A, dated as of April 11, 2007, to the Allied Waste Industries, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.71+	Participation Agreement, effective July 1, 2006, by and between Allied Waste Industries, Inc. and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by Allied of certain goods and services (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.72+	Amended and Restated Executive Employment Agreement, dated as of June 22, 2008, by and between Allied Waste Industries, Inc. and Timothy R. Donovan, as assumed by Republic Services, Inc. at the effective time of the merger (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.73+	Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.74+	Republic Services, Inc. Executive Separation Policy (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.75+	Standstill Agreement, dated November 3, 2010, by and among Republic Services, Inc., Cascade Investment, L.L.C., and the Bill & Melinda Gates Foundation Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2010).

18.1	Preferability Letter of Ernst & Young LLP (incorporated by reference to Exhibit 18.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	The following financial statements from the Republic Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) The Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
+	Indicates a management or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2012	REPUBLIC SERVICES, INC.

	By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. SLAGER Donald W. Slager	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ TOD C. HOLMES Tod C. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ CHARLES F. SERIANNI Charles F. Serianni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012

/s/ JAMES W. CROWNOVER James W. Crownover	Chairman of the Board of Directors	February 17, 2012

/s/ JOHN W. CROGHAN John W. Croghan	Director	February 17, 2012

/s/ WILLIAM J. FLYNN William J. Flynn	Director	February 17, 2012

/s/ MICHAEL LARSON Michael Larson	Director	February 17, 2012

/s/ NOLAN LEHMANN Nolan Lehmann	Director	February 17, 2012

/s/ W. LEE NUTTER W. Lee Nutter	Director	February 17, 2012

/s/ RAMON A. RODRIGUEZ Ramon A. Rodriguez	Director	February 17, 2012

/s/ ALLAN C. SORENSEN Allan C. Sorensen	Director	February 17, 2012

/s/ JOHN M. TRANI John M. Trani	Director	February 17, 2012

/s/ MICHAEL W. WICKHAM Michael W. Wickham	Director	February 17, 2012