Form 10-Q
period 2012-03-31
REPUBLIC SERVICES, INC.
filed 2012-04-27
CIK 1060391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

On April 17, 2012, the registrant had outstanding 370,231,465 shares of Common Stock, par value $.01 per share (excluding treasury shares of 33,228,427).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73.5	$66.3
Accounts receivable, less allowance for doubtful accounts of $45.8 and $48.1, respectively	808.4	825.8
Prepaid expenses and other current assets	152.9	215.9
Deferred tax assets	144.4	157.7

Total current assets	1,179.2	1,265.7
Restricted cash and marketable securities	151.4	189.6
Property and equipment, net	6,813.0	6,792.3
Goodwill	10,653.1	10,647.0
Other intangible assets, net	398.1	409.6
Other assets	261.1	247.3

Total assets	$19,455.9	$19,551.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451.0	$563.6
Notes payable and current maturities of long-term debt	34.2	34.8
Deferred revenue	309.0	290.2
Accrued landfill and environmental costs, current portion	182.6	184.2
Accrued interest	80.3	72.2
Other accrued liabilities	658.7	752.5

Total current liabilities	1,715.8	1,897.5
Long-term debt, net of current maturities	6,870.3	6,887.0
Accrued landfill and environmental costs, net of current portion	1,402.6	1,396.5
Deferred income taxes and other long-term tax liabilities	1,165.0	1,161.1
Self-insurance reserves, net of current portion	307.5	303.9
Other long-term liabilities	241.0	222.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 403.3 and 402.1 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,532.0	6,495.6
Retained earnings	2,225.8	2,164.7
Treasury stock, at cost (32.5 and 32.2 shares, respectively)	(992.8)	(961.5)
Accumulated other comprehensive loss, net of tax	(17.3)	(21.5)

Total Republic Services, Inc. stockholders’ equity	7,751.7	7,681.3
Noncontrolling interests	2.0	2.1

Total stockholders’ equity	7,753.7	7,683.4

Total liabilities and stockholders’ equity	$19,455.9	$19,551.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$1,982.4	$1,964.9
Expenses:
Cost of operations	1,203.2	1,159.7
Depreciation, amortization and depletion	213.7	205.8
Accretion	19.7	19.7
Selling, general and administrative	222.5	203.9
Gain on disposition of assets and impairments, net	(3.6)	(0.4)

Operating income	326.9	376.2
Interest expense	(104.3)	(115.7)
Loss on extinguishment of debt	—	(1.8)
Interest income	0.3	0.2
Other income, net	0.2	1.1

Income before income taxes	223.1	260.0
Provision for income taxes	80.3	101.9

Net income	142.8	158.1
Net loss attributable to noncontrolling interests	0.1	0.1

Net income attributable to Republic Services, Inc.	$142.9	$158.2

Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.39	$0.41

Weighted average common shares outstanding	371.0	382.2

Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.38	$0.41

Weighted average common and common equivalent shares outstanding	372.5	384.0

Cash dividends per common share	$0.22	$0.20

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$142.8	$158.1
Other comprehensive income (loss), net of tax
Hedging related activity	7.7	(4.3)
Pension related activity	(3.5)	—

Other comprehensive income (loss), net of tax	4.2	(4.3)

Comprehensive income	147.0	153.8
Comprehensive loss attributable to noncontrolling interests	0.1	0.1

Comprehensive income attributable to Republic Services, Inc.	$147.1	$153.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions)

	Republic Services, Inc. Stockholders’ Equity
							Accumulated
							Other
			Additional				Comprehensive
	Common Stock		Paid-In	Retained	Treasury Stock		Loss,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2011	402.1	$4.0	$6,495.6	$2,164.7	(32.2)	$(961.5)	$(21.5)	$2.1
Net income	—	—	—	142.9	—	—	—	(0.1)
Other comprehensive income	—	—	—	—	—	—	4.2	—
Cash dividends declared	—	—	—	(81.5)	—	—	—	—
Issuances of common stock	1.2	—	28.1	—	—	—	—	—
Stock-based compensation	—	—	8.3	(0.3)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(0.3)	(31.3)	—	—

Balance as of March 31, 2012	403.3	$4.0	$6,532.0	$2,225.8	(32.5)	$(992.8)	$(17.3)	$2.0

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities:
Net income	$142.8	$158.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	129.3	127.5
Landfill depletion and amortization	66.7	59.6
Amortization of intangible and other assets	17.7	18.7
Accretion	19.7	19.7
Non-cash interest expense - debt	4.9	10.1
Non-cash interest expense - other	12.3	12.1
Stock-based compensation	8.0	7.6
Deferred tax provision	2.9	13.3
Provision for doubtful accounts, net of adjustments	7.2	0.4
Excess income tax benefit from stock option exercises	(1.1)	(0.7)
Asset impairments	0.1	0.4
Loss on extinguishment of debt	—	1.8
Gain on disposition of assets, net	(7.9)	(5.3)
Other non-cash items	0.8	(0.2)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	10.5	(11.4)
Prepaid expenses and other assets	56.9	23.9
Accounts payable	(44.1)	(45.9)
Restructuring and synergy related expenditures	(68.1)	(2.0)
Capping, closure and post-closure expenditures	(11.8)	(13.2)
Remediation expenditures	(14.5)	(8.5)
Other liabilities	1.9	67.7

Cash provided by operating activities	334.2	433.7

Cash used in investing activities:
Purchases of property and equipment	(274.2)	(297.2)
Proceeds from sales of property and equipment	4.8	6.9
Cash used in business acquisitions and development projects, net of cash acquired	(19.7)	(16.5)
Cash proceeds from divestitures, net of cash divested	9.5	4.9
Change in restricted cash and marketable securities	37.4	7.9
Other	(0.1)	(0.3)

Cash used in investing activities	(242.3)	(294.3)

Cash used in financing activities:
Proceeds from notes payable and long-term debt	564.3	486.5
Payments of notes payable and long-term debt	(586.7)	(431.1)
Premiums paid on extinguishment of debt	—	(1.5)
Fees paid to issue and retire senior notes and certain hedging relationships	—	(0.1)
Issuances of common stock	27.0	10.3
Excess income tax benefit from stock option exercises	1.1	0.7
Purchases of common stock for treasury	(9.0)	(147.9)
Cash dividends paid	(81.4)	(76.7)

Cash used in financing activities	(84.7)	(159.8)

Increase (decrease) in cash and cash equivalents	7.2	(20.4)
Cash and cash equivalents at beginning of period	66.3	88.3

Cash and cash equivalents at end of period	$73.5	$67.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the company) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through four geographic regions — Eastern, Midwestern, Southern, and Western, which we have identified as our reportable segments.

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

We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. You should read these interim financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in the tabular presentations are in millions, except per share amounts and unless otherwise noted.

Management’s Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions; our self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ significantly from our estimates.

2. BUSINESS ACQUISITIONS

We acquired various solid waste businesses during the three months ended March 31, 2012 and 2011. The purchase price paid for these acquisitions during the three months ended March 31 and the preliminary allocation of the purchase price as of March 31 are as follows:

	2012	2011
Purchase price:
Cash used in acquisitions, net of cash acquired	$19.7	$16.5
Allocated as follows:
Working capital	(0.9)	(0.6)
Property and equipment	4.4	14.5
Other liabilities, net	—	(3.5)

Value of assets acquired and liabilities assumed	3.5	10.4

Excess purchase price to be allocated	$16.2	$6.1

Excess purchase price to be allocated as follows:
Other intangible assets	$5.8	$1.8
Goodwill	10.4	4.3

Total allocated	$16.2	$6.1

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

A summary of the activity and balances in goodwill accounts by reporting segment is as follows:

	Balance at December 31, 2011	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at March 31, 2012
Eastern	$2,798.0	$9.9	$(3.9)	$(0.1)	$2,803.9
Midwestern	2,135.5	0.5	—	(0.1)	2,135.9
Southern	2,705.0	—	—	(0.1)	2,704.9
Western	3,008.5	—	—	(0.1)	3,008.4

Total	$10,647.0	$10.4	$(3.9)	$(0.4)	$10,653.1

	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at March 31, 2011
Eastern	$2,791.9	$(0.1)	$—	$(0.1)	$2,791.7
Midwestern	2,129.6	4.4	—	—	2,134.0
Southern	2,721.8	—	—	(0.1)	2,721.7
Western	3,012.0	—	(2.1)	(0.1)	3,009.8

Total	$10,655.3	$4.3	$(2.1)	$(0.3)	$10,657.2

Other Intangible Assets, Net

Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 24 years. A summary of the activity and balances by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at March 31, 2012
	Balance at December 31, 2011	Acquisitions	Balance at March 31, 2012	Balance at December 31, 2011	Additions Charged to Expense	Balance at March 31, 2012
Customer relationships, franchise and other municipal agreements	$566.2	$5.0	$571.2	$(194.4)	$(14.7)	$(209.1)	$362.1
Trade names	30.0	—	30.0	(18.5)	(1.5)	(20.0)	10.0
Non-compete agreements	16.9	0.8	17.7	(9.3)	(0.7)	(10.0)	7.7
Other intangible assets	62.9	—	62.9	(44.2)	(0.4)	(44.6)	18.3

Total	$676.0	$5.8	$681.8	$(266.4)	$(17.3)	$(283.7)	$398.1

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at March 31, 2011
	Balance at December 31, 2010	Acquisitions	Balance at March 31, 2011	Balance at December 31, 2010	Additions Charged to Expense	Balance at March 31, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$0.7	$537.8	$(130.7)	$(15.4)	$(146.1)	$391.7
Trade names	30.0	—	30.0	(12.5)	(1.5)	(14.0)	16.0
Non-compete agreements	12.9	1.1	14.0	(7.2)	(0.4)	(7.6)	6.4
Other intangibles assets	62.9	—	62.9	(41.2)	(0.8)	(42.0)	20.9

Total	$642.9	$1.8	$644.7	$(191.6)	$(18.1)	$(209.7)	$435.0

4. OTHER ASSETS

Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Inventories	$35.3	$35.2
Prepaid expenses	57.0	53.4
Other non-trade receivables	44.0	54.5
Income tax receivable	—	68.4
Commodity and fuel hedge asset	11.3	3.0
Other current assets	5.3	1.4

Total	$152.9	$215.9

Other Assets

A summary of other assets as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred financing costs	$53.0	$54.6
Deferred compensation plan	49.0	34.5
Notes and other receivables	32.0	31.6
Reinsurance receivable	58.6	58.0
Other	68.5	68.6

Total	$261.1	$247.3

5. OTHER LIABILITIES

Other Accrued Liabilities

A summary of other accrued liabilities as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Accrued payroll and benefits	$118.3	$168.9
Accrued fees and taxes	115.2	115.3
Self-insurance reserves, current portion	110.3	114.4
Accrued dividends	81.5	81.4
Synergy incentive plan	—	68.1
Current tax liabilities	75.4	29.4
Accrued professional fees and legal settlement reserves	40.1	81.3
Other	117.9	93.7

Total	$658.7	$752.5

Other accrued liabilities include the fair value of fuel and commodity hedges of $0.9 million and $5.4 million as of March 31, 2012 and December 31, 2011, respectively.

Other Long-Term Liabilities

A summary of other long-term liabilities as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred compensation liability	$51.7	$31.4
Pension and other postretirement liabilities	46.4	46.8
Contingent legal liabilities	58.3	59.3
Ceded insurance reserves	58.6	58.0
Other	26.0	26.6

Total	$241.0	$222.1

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

Our liabilities for unpaid and incurred but not reported claims at March 31, 2012 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $417.8 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS

As of March 31, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.

Accrued Landfill and Environmental Costs

A summary of landfill and environmental liabilities as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Landfill final capping, closure and post-closure liabilities	$1,055.2	$1,037.0
Remediation	530.0	543.7

	1,585.2	1,580.7
Less: Current portion	(182.6)	(184.2)

Long-term portion	$1,402.6	$1,396.5

Final Capping, Closure and Post-Closure Costs

The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31:

	2012	2011
Asset retirement obligation liabilities, beginning of year	$1,037.0	$1,046.5
Non-cash additions	8.2	7.6
Acquisitions/divestitures and other adjustments	(2.5)	2.7
Asset retirement obligation adjustments	4.6	(1.6)
Payments	(11.8)	(13.2)
Accretion expense	19.7	19.7

Asset retirement obligation liabilities, end of period	1,055.2	1,061.7
Less: Current portion	(89.0)	(92.9)

Long-term portion	$966.2	$968.8

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.

The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $55.3 million and $54.9 million as of March 31, 2012 and December 31, 2011, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.

Landfill Operating Expenses

In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as costs of operations in the periods in which they are incurred.

Environmental Remediation Liabilities

We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at March 31, 2012 would be approximately $197 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31:

	2012	2011
Remediation liabilities, beginning of year	$543.7	$552.1
Remediation adjustments	(7.6)	—
Payments	(14.5)	(8.5)
Accretion expense (non-cash interest expense)	8.4	8.3

Remediation liabilities, end of period	530.0	551.9
Less: Current portion	(93.6)	(87.1)

Long-term portion	$436.4	$464.8

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2012 is $56.1 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $52 million to $74 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of March 31, 2012 is $84.2 million, of which $7.4 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $154 million.

7. DEBT

Our notes payable, capital leases and long-term debt as of March 31, 2012 and December 31, 2011 are listed in the following table in millions, and are presented net of unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

			2012			2011
Maturity	Interest Rate		Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	%	$15.9	$—	$15.9	$—	$—	$—
September 2013	Variable		—	—	—	17.2	—	17.2
April 2016	Variable		—	—	—	17.2	—	17.2
Senior notes:
June 2017	6.875		750.0	(72.9)	677.1	750.0	(75.8)	674.2
May 2018	3.800		700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500		650.0	(3.7)	646.3	650.0	(3.8)	646.2
March 2020	5.000		850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250		600.0	—	600.0	600.0	—	600.0
May 2023	4.750		550.0	(1.4)	548.6	550.0	(1.4)	548.6
March 2035	6.086		275.7	(25.3)	250.4	275.7	(25.5)	250.2
March 2040	6.200		650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700		600.0	(3.4)	596.6	600.0	(3.4)	596.6
Debentures:
May 2021	9.250		35.3	(2.0)	33.3	35.3	(2.0)	33.3
September 2035	7.400		165.2	(41.8)	123.4	165.2	(41.9)	123.3
Tax-exempt:
2012 - 2035	0.200 - 8.250		1,141.1	(15.2)	1,125.9	1,142.2	(15.8)	1,126.4
Other:
2012 - 2042	5.000 - 11.900		87.8	—	87.8	89.4	—	89.4

Total Debt			$7,071.0	$(166.5)	6,904.5	$7,092.2	$(170.4)	6,921.8

Less: Current portion					(34.2)			(34.8)

Long-term portion					$6,870.3			$6,887.0

Credit Facilities

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. As of March 31, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.26%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. As of March 31, 2012, we had $15.9 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated at any time.

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

As of December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 3.25%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2011, we had $34.4 million of Eurodollar Rate borrowings. We had $947.4 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,552.6 million and $1,515.4 million of availability under our Credit Facilities, at March 31, 2012 and December 31, 2011, respectively. We were in compliance with the covenants under our Credit Facilities at March 31, 2012.

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

Tax-Exempt Financings

As of March 31, 2012 and December 31, 2011, approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.

As of March 31, 2012, we had $151.4 million of restricted cash and marketable securities, of which $17.3 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Other Debt

Other debt includes capital lease liabilities of $87.5 million and $88.3 million as of March 31, 2012 and December 31, 2011, respectively, with maturities ranging from 2012 to 2042.

Fair Value of Debt

The fair value of our fixed rate senior notes using significant observable market inputs (Level 2) was $6.6 billion and $6.3 billion at March 31, 2012 and December 31, 2011, respectively. The carrying value of our fixed rate senior notes was $5.7 billion at March 31, 2012 and December 31, 2011, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change.

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

Interest Rate Swap and Lock Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements, with a total notional value of $210.0 million, matured in August 2011. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. We reduced interest expense by $2.2 million due to periodic settlements of active swap agreements during the three months ended March 31, 2011.

From time to time, we enter into treasury and interest rate locks for the purpose of managing exposure to fluctuations in interest rates in anticipation of future debt issuances. During the first and second quarters of 2011, we entered into a number of interest rate lock agreements having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of senior notes. Upon issuance of the notes in the second quarter of 2011, we terminated the interest rate locks and paid $36.5 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $36.2 million, or $21.2 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $1.5 million over the next twelve months as a yield adjustment of the notes. This transaction was accounted for as a cash flow hedge. As of March 31, 2012, no interest rate lock cash flow hedges were outstanding.

The gain (loss) on our interest rate locks (settlement and amortization) included in other comprehensive income for the three months ended March 31, 2012 and 2011, net of tax, was $0.3 million and $(7.4) million, respectively.

8. INCOME TAXES

Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2012 and 2011 was 36.0% and 39.2%, respectively. The effective tax rate for the three months ended March 31, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements, and adjustments resulting from the filings of amended state returns related to the December 2011 settlement of Allied’s 2000 – 2003 tax years. We record interim income tax expense based upon our anticipated full year effective income tax rate.

Cash for income taxes was a net refund of $43.8 million and $49.8 million for the three months ended March 31, 2012 and 2011, respectively. We received a $50.0 million refund in each of February 2012 and 2011 related to tax law changes for bonus depreciation.

We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We also have acquired Allied’s open tax periods as a result of the 2008 merger. Consequently, we are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2004 through 2010.

We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2012, we have accrued a liability for penalties of $0.7 million and a liability for interest (including interest on penalties) of $45.4 million related to our uncertain tax positions.

We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits that we expect to settle in the next twelve months are in the range of $15 - $30 million.

Exchange of Partnership Interests

In 2002, Allied exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly owned subsidiaries. In 2008, the IRS issued a formal disallowance to Allied contending that the exchange was instead a sale on which a corresponding gain should have been recognized.

In December 2011 we reached an agreement with the IRS appeals division to settle this issue and all other matters related to Allied’s 2000 – 2003 tax years. This issue also impacts Allied’s 2004 – 2008 tax years, which are still before the IRS appeals division. We anticipate these subsequent tax periods will be resolved sometime during 2012.

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

In December 2011, we resolved all tax matters related to Allied’s 2000 – 2003 tax years. The company’s treatment of costs was sustained and, therefore, no adjustment was made to the 2000 – 2003 tax years. Currently, Allied’s 2004 – 2008 tax years remain at the IRS appeals division. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we continue to believe that the resolution of this issue will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. We anticipate this issue will be resolved for Allied’s 2004 – 2008 tax years sometime during 2012.

9. STOCK BASED COMPENSATION

Available Shares

In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the company’s stockholders in May 2011. We currently have 19.1 million shares of common stock reserved for future grants under our Amended and Restated Plan.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	14.3	$26.13
Granted	2.9	29.75
Exercised	(1.2)	22.40		$9.0

Forfeited or expired	(0.1)	29.79

Outstanding at March 31, 2012	15.9	$27.05	4.6	$56.3

Exercisable at March 31, 2012	8.7	$25.74	3.6	$42.5

During the three months ended March 31, 2012 and 2011, compensation expense for stock options was $4.6 million and $3.8 million, respectively.

As of March 31, 2012, total unrecognized compensation expense related to outstanding stock options was $18.9 million, which will be recognized over a weighted average period of 2.0 years.

Other Stock Awards

The following table summarizes the restricted stock unit and restricted stock activity for the three months ended March 31, 2012:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unissued at December 31, 2011	770.0	$27.17
Granted	251.8	28.57
Vested and issued	(69.9)	26.06
Forfeited	—	—

Unissued at March 31, 2012	951.9	$27.62	0.7	$29.0

Vested and unissued at March 31, 2012	575.6	$26.86

During the three months ended March 31, 2012, our non-employee directors were awarded 75,000 restricted stock units, which vested immediately. During the three months ended March 31, 2012, we awarded 169,914 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 6,905 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.

The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

During the three months ended March 31, 2012 and 2011, compensation expense related to restricted stock units and restricted stock totaled $3.4 million and $3.8 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to March 31, 2012, we repurchased 17.4 million shares of our stock for $509.3 million at a weighted average cost per share of $29.22. During the three months ended March 31, 2012, we repurchased 0.3 million shares of our stock for $9.0 million at a weighted average cost per share of $29.89. As of March 31, 2012, 0.7 million repurchased shares were pending settlement and $22.3 million was unpaid and included within other accrued liabilities.

We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Cash dividends declared were $81.5 million and $75.8 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we recorded a quarterly dividend payable of $81.5 million to stockholders of record at the close of business on April 2, 2012.

Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including restricted stock and vested but unissued restricted stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock and unvested restricted stock units. In computing diluted earnings per share, we use the treasury stock method.

Earnings per share for the three months ended March 31 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$142,900	$158,200

Weighted average common shares outstanding	370,997	382,172

Basic earnings per share	$0.39	$0.41

Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$142,900	$158,200

Weighted average common shares outstanding	370,997	382,172
Effect of dilutive securities:
Options to purchase common stock	1,415	1,706
Unvested restricted stock awards	78	102

Weighted average common and common equivalent shares outstanding	372,490	383,980

Diluted earnings per share	$0.38	$0.41

Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	5,673	3,238

11. FINANCIAL INSTRUMENTS

Fuel Hedges

We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

The following table summarizes our outstanding fuel hedges as of March 31, 2012:

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

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at March 31, 2012 and December 31, 2011 were current assets of $10.1 million and $1.6 million, respectively, and current liabilities of $4.7 million at December 31, 2011, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three months ended March 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain or (Loss)		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Fuel hedges	$7.7	$2.5	Cost of operations	$0.4	$(0.1)	Other income, net	$0.1	$0.1

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

The following table summarizes our outstanding commodity swap as of March 31, 2012:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Contract Price Per Short Ton
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	$115.00

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

We entered into costless collar agreements on forecasted sales of up to 40,000 short tons of OCC and ONP a month. The agreements involve combining a purchased put option giving us the right to sell up to 40,000 short tons of OCC and ONP monthly at an established floor strike price with a written call option obligating us to deliver up to 40,000 short tons of OCC and ONP monthly at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, no payments will be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we will be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty will be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.

The following costless collar hedges were outstanding as of March 31, 2012:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	80.00	125.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	136.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	165.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	156.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	106.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).

The aggregated fair values of the outstanding recycling commodity hedges at March 31, 2012 and December 31, 2011 were current assets of $1.2 million and $1.4 million, respectively, and current liabilities of $0.9 million and $0.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.

The following table summarizes the impact of our recycling commodity hedges on our results of operations and comprehensive income for the three months ended March 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain or (Loss)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Recycling commodity hedges	$(0.3)	$0.6	Revenue	$0.1	$(1.9)	Other income, net	$—	$—

Fair Value Measurements

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of March 31, 2012 and December 31, 2011, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$60.9	$60.9	$—	$—
Bonds	36.3	—	36.3	—
Fuel hedges - other current assets	10.1	—	10.1	—
Commodity hedges - other current assets	1.2	—	1.2	—

Total assets	$108.5	$60.9	$47.6	$—

Liabilities:
Commodity hedges - other accrued liabilities	$0.9	$—	$0.9	$—

	Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$100.8	$100.8	$—	$—
Bonds	34.6	—	34.6	—
Fuel hedges - other current assets	1.6	—	1.6	—
Commodity hedges - other current assets	1.4	—	1.4	—

Total assets	$138.4	$100.8	$37.6	$—

Liabilities:
Fuel hedges - other accrued liabilities	$4.7	$—	$4.7	$—
Commodity hedges - other accrued liabilities	0.7	—	0.7	—

Total liabilities	$5.4	$—	$5.4	$—

12. SEGMENT REPORTING

Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer station, recycling and disposal of domestic non-hazardous solid waste.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2012 and 2011 is shown in the following tables:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2012:
Eastern	$591.7	$(85.7)	$506.0	$51.1	$110.5	$44.4	$4,447.3
Midwestern	519.6	(93.8)	425.8	52.0	74.5	34.5	3,771.4
Southern	591.3	(82.3)	509.0	57.3	104.7	47.2	4,893.9
Western	631.4	(115.0)	516.4	53.8	100.8	78.7	5,545.3
Corporate entities	28.6	(3.4)	25.2	19.2	(63.6)	69.4	798.0

Total	$2,362.6	$(380.2)	$1,982.4	$233.4	$326.9	$274.2	$19,455.9

Three Months Ended March 31, 2011:
Eastern	$584.0	$(82.6)	$501.4	$51.4	$117.7	$48.5	$4,423.9
Midwestern	505.3	(86.4)	418.9	51.5	80.4	37.9	3,708.6
Southern	570.8	(76.1)	494.7	54.8	119.4	55.4	4,869.8
Western	642.0	(113.2)	528.8	55.3	123.0	57.3	5,494.9
Corporate entities	25.1	(4.0)	21.1	12.5	(64.3)	98.1	899.5

Total	$2,327.2	$(362.3)	$1,964.9	$225.5	$376.2	$297.2	$19,396.7

Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.

Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other typical administrative functions. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

The following table shows our total reported revenue by service line for the three months ended March 31 (in millions of dollars or as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Collection:
Residential	$530.9	26.8%	$525.7	26.7%
Commercial	621.1	31.3	618.1	31.5
Industrial	367.7	18.5	353.6	18.0
Other	7.9	0.4	7.9	0.4

Total collection	1,527.6	77.0	1,505.3	76.6
Transfer	220.6		226.7
Less: Intercompany	(130.0)		(131.9)

Transfer, net	90.6	4.6	94.8	4.8
Landfill	447.7		422.2
Less: Intercompany	(207.6)		(195.2)

Landfill, net	240.1	12.1	227.0	11.6
Sale of recyclable materials	91.2	4.6	105.3	5.4
Other non-core	32.9	1.7	32.5	1.6

Other	124.1	6.3	137.8	7.0

Total revenue	$1,982.4	100.0%	$1,964.9	100.0%

Other revenue consists primarily of revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.

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

As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 Other Liabilities; (ii) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs; and (iii) tax-related matters, which are discussed in Note 8, Income Taxes.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $75 million relating to our outstanding legal proceedings as of March 31, 2012, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual, as a charge currently in expense, for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $107 million higher than the amount recorded as of March 31, 2012.

Countywide Matters

In September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2012 is $56.1 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $52 million to $74 million.

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

On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities from temporary to full-time employee positions; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City released all claims against us and has agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

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

In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of March 31, 2012 is $84.2 million, of which $7.4 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $154 million.

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

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the former hazardous waste facility owned by our subsidiary CECOS International, Inc. (CECOS) located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a settlement agreement on September 15, 2011, which was approved by the trial court at a fairness hearing on December 8, 2011. The settlement agreement, which provides for payment of $29.5 million to settle the claims of the class, became final upon the expiration of the appeal period on February 23, 2012, at which time we made the $29.5 million payment.

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

Further, under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a “Withdrawal Event”) would require us to make payments to the plan for our proportionate share of the multiemployer pension plan’s unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multiemployer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We have 14 collective bargaining agreements (“CBAs”) with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”). All 14 of these CBAs are or will be under negotiation in 2012 and 2013. As part of these negotiations, we have proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities. If we do have a Withdrawal Event or Events with respect to one or more bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. The Fund has estimated that, as of November 15, 2011, our liability upon a complete withdrawal with respect to all bargaining units related to the Fund would be approximately $109 million. Based on information received from the 27 multiemployer pension plans to which we contribute, we believe that our potential liability in the event of a complete withdrawal from the Fund is (a) much greater than our potential liability in the event of a complete withdrawal from any of the 26 other multiemployer pension plans in which we participate and (b) greater than our potential aggregate liability in the event of complete withdrawal from all the 20 other multiemployer pension plans to which we contribute and that are either “critical” or “endangered” as those terms are defined in the Pension Protection Act.

Although one or more potential Withdrawal Events from the Fund are reasonably possible, at this time such a Withdrawal Event with respect to any bargaining unit is not probable and we cannot reasonably estimate a loss or range of loss. In the future, a loss may become probable and we may be able to reasonably estimate a range of loss, at which time or times we will incur an expense or expenses that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be paid over a period of 20 years and is unlikely to be material to our cash flow in any period.

For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Restricted Cash and Marketable Securities

Our restricted cash and marketable securities deposits include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities:

	March 31, 2012	December 31, 2011
Financing proceeds	$17.3	$22.5
Capping, closure and post-closure obligations	55.3	54.9
Self-insurance	76.3	75.2
Other	2.5	37.0

Total restricted cash and marketable securities	$151.4	$189.6

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurances, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are the primary obligor under certain of the Senior Notes. However, we have no independent assets or operations, and therefore substantially all of our subsidiaries have jointly and severally guaranteed these notes. All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several, except for certain customary circumstances as provided by the indenture. Thus, we present condensed consolidating balance sheets as of March 31, 2012 (unaudited) and December 31, 2011, and unaudited condensed consolidating statements of income, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 for each of Republic Services, Inc. (Parent), guarantor subsidiaries and the other non-guarantor subsidiaries with any consolidating adjustments based upon the guarantor and non-guarantor subsidiaries as of March 31, 2012.

Unaudited Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent	Guarantors	Non -Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13.4	$55.4	$4.7	$—	$73.5
Accounts receivable, net	—	749.8	58.6	—	808.4
Prepaid expenses and other current assets	41.2	88.5	23.2	—	152.9
Deferred tax assets	134.1	—	10.3	—	144.4

Total current assets	188.7	893.7	96.8	—	1,179.2
Restricted cash and marketable securities	17.3	44.8	89.3	—	151.4
Property and equipment, net	58.0	6,259.5	495.5	—	6,813.0
Goodwill	—	10,653.1	—	—	10,653.1
Other intangible assets, net	13.7	384.4	—	—	398.1
Investment and net advances to affiliate	15,195.8	81.3	154.3	(15,431.4)	—
Other assets	119.1	82.7	59.3	—	261.1

Total assets	$15,592.6	$18,399.5	$895.2	$(15,431.4)	$19,455.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280.7	$152.4	$17.9	$—	$451.0
Notes payable and current maturities of long-term debt	25.0	7.6	1.6	—	34.2
Deferred revenue	—	307.2	1.8	—	309.0
Accrued landfill and environmental costs, current portion	—	182.6	—	—	182.6
Accrued interest	59.0	21.3	—	—	80.3
Other accrued liabilities	341.5	153.1	164.1	—	658.7

Total current liabilities	706.2	824.2	185.4	—	1,715.8
Long-term debt, net of current maturities	5,852.9	1,004.4	13.0	—	6,870.3
Accrued landfill and environmental costs, net of current portion	—	1,126.9	275.7	—	1,402.6
Deferred income taxes and other long-term tax liabilities	1,173.5	—	(8.5)	—	1,165.0
Self-insurance reserves, net of current portion	—	73.3	234.2	—	307.5
Other long-term liabilities	108.3	74.3	58.4	—	241.0
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,747.7	15,296.4	135.0	(15,431.4)	7,747.7

Total Republic Services, Inc. stockholders’ equity	7,751.7	15,296.4	135.0	(15,431.4)	7,751.7
Noncontrolling interests	—	—	2.0	—	2.0

Total stockholders’ equity	7,751.7	15,296.4	137.0	(15,431.4)	7,753.7

Total liabilities and stockholders’ equity	$15,592.6	$18,399.5	$895.2	$(15,431.4)	$19,455.9

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9.6	$53.9	$2.8	$—	$66.3
Accounts receivable, net	—	765.2	60.6	—	825.8
Prepaid expenses and other current assets	100.3	92.6	23.0	—	215.9
Deferred tax assets	147.5	—	10.2	—	157.7

Total current assets	257.4	911.7	96.6	—	1,265.7
Restricted cash and marketable securities	51.9	49.5	88.2	—	189.6
Property and equipment, net	55.8	6,234.0	502.5	—	6,792.3
Goodwill	—	10,647.0	—	—	10,647.0
Other intangible assets, net	15.3	394.3	—	—	409.6
Investment and net advances to affiliate	15,044.0	70.2	152.5	(15,266.7)	—
Other assets	105.7	82.9	58.7	—	247.3

Total assets	$15,530.1	$18,389.6	$898.5	$(15,266.7)	$19,551.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239.3	$305.5	$18.8	$—	$563.6
Notes payable and current maturities of long-term debt	25.6	7.6	1.6	—	34.8
Deferred revenue	—	288.5	1.7	—	290.2
Accrued landfill and environmental costs, current portion	—	184.2	—	—	184.2
Accrued interest	61.8	10.4	—	—	72.2
Other accrued liabilities	393.1	187.0	172.4	—	752.5

Total current liabilities	719.8	983.2	194.5	—	1,897.5
Long-term debt, net of current maturities	5,871.1	1,002.8	13.1	—	6,887.0
Accrued landfill and environmental costs, net of current portion	—	1,123.1	273.4	—	1,396.5
Deferred income taxes and other long-term tax liabilities	1,169.6	—	(8.5)	—	1,161.1
Self-insurance reserves, net of current portion	—	72.6	231.3	—	303.9
Other long-term liabilities	88.3	75.8	58.0	—	222.1
Commitments and contingencies
Stockholders’ equity:
Common stock	4.0	—	—	—	4.0
Other equity	7,677.3	15,132.1	134.6	(15,266.7)	7,677.3

Total Republic Services, Inc. stockholders’ equity	7,681.3	15,132.1	134.6	(15,266.7)	7,681.3
Noncontrolling interests	—	—	2.1	—	2.1

Total stockholders’ equity	7,681.3	15,132.1	136.7	(15,266.7)	7,683.4

Total liabilities and stockholders’ equity	$15,530.1	$18,389.6	$898.5	$(15,266.7)	$19,551.5

Unaudited Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,903.0	$96.4	$(17.0)	$1,982.4
Expenses:
Cost of operations	1.2	1,134.5	84.5	(17.0)	1,203.2
Depreciation, amortization and depletion	5.8	196.9	11.0	—	213.7
Accretion	—	19.5	0.2	—	19.7
Selling, general and administrative	42.8	170.5	9.2	—	222.5
Loss on disposition of assets and impairments, net	—	(3.6)	—	—	(3.6)

Operating (loss) income	(49.8)	385.2	(8.5)	—	326.9
Interest expense	(72.0)	(32.5)	0.2	—	(104.3)
Interest income	(1.5)	(1.0)	2.8	—	0.3
Other (expense) income, net	(4.0)	4.2	—	—	0.2
Equity in earnings of subsidiaries	202.4	5.6	1.8	(209.8)	—
Intercompany interest income (expense)	25.9	(48.3)	22.4	—	—

Income before income taxes	101.0	313.2	18.7	(209.8)	223.1
Provision (benefit) for income taxes	(41.9)	115.3	6.9	—	80.3

Net income	142.9	197.9	11.8	(209.8)	142.8
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1

Net income attributable to Republic Services, Inc.	$142.9	$197.9	$11.9	$(209.8)	$142.9

	Unaudited Condensed Consolidating Statements of Comprehensive Income
	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$142.9	$197.9	$11.8	$(209.8)	$142.8
Other comprehensive income (loss), net of tax
Hedging related activity	7.7	—	—	—	7.7
Pension related activity	—	(3.5)	—	—	(3.5)

Other comprehensive (loss) income, net of tax	7.7	(3.5)	—	—	4.2
Comprehensive income	150.6	194.4	11.8	(209.8)	147.0
Comprehensive loss attributable to noncontrolling interests	—	—	0.1	—	0.1

Comprehensive income attributable to Republic Services, Inc.	$150.6	$194.4	$11.9	$(209.8)	$147.1

Unaudited Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,891.1	$89.1	$(15.3)	$1,964.9
Expenses:
Cost of operations	2.3	1,097.1	75.6	(15.3)	1,159.7
Depreciation, amortization and depletion	5.4	189.8	10.6	—	205.8
Accretion	—	19.5	0.2	—	19.7
Selling, general and administrative	39.6	153.5	10.8	—	203.9
Loss on disposition of assets and impairments, net	(0.4)	—	—	—	(0.4)

Operating (loss) income	(46.9)	431.2	(8.1)	—	376.2
Interest expense	(56.4)	(59.8)	0.5	—	(115.7)
Loss on extinguishment of debt	—	(1.8)	—	—	(1.8)
Interest income	(1.8)	(1.3)	3.3	—	0.2
Other (expense) income, net	(3.1)	2.8	1.4	—	1.1
Equity in earnings of subsidiaries	338.2	3.4	0.8	(342.4)	—
Intercompany interest income (expense)	(199.5)	183.8	15.7	—	—

Income before income taxes	30.5	558.3	13.6	(342.4)	260.0
(Benefit) provision for income taxes	(127.7)	224.6	5.0	—	101.9

Net income	158.2	333.7	8.6	(342.4)	158.1
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1

Net income attributable to Republic Services, Inc.	$158.2	$333.7	$8.7	$(342.4)	$158.2

	Unaudited Condensed Consolidating Statements of Comprehensive Income
	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$158.2	$333.7	$8.6	$(342.4)	$158.1
Other comprehensive loss, net of tax
Hedging related activity	(4.3)	—	—	—	(4.3)

Other comprehensive loss, net of tax	(4.3)	—	—	—	(4.3)
Comprehensive income	153.9	333.7	8.6	(342.4)	153.8
Comprehensive loss attributable to noncontrolling interests	—	—	0.1	—	0.1

Comprehensive income attributable to Republic Services, Inc.	$153.9	$333.7	$8.7	$(342.4)	$153.9

Unaudited Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash (used in) provided by operating activities:
Net income	$142.9	$197.9	$11.8	$(209.8)	$142.8
Equity in earnings of subsidiaries, net of taxes	(202.4)	(5.6)	(1.8)	209.8	—
Other adjustments	64.1	130.7	(3.4)	—	191.4

Cash (used in) provided by operating activities	4.6	323.0	6.6	—	334.2

Cash (used in) provided by investing activities:
Purchases of property and equipment	(4.0)	(267.0)	(3.2)	—	(274.2)
Proceeds from sales of property and equipment	—	4.8	—	—	4.8
Cash used in acquisitions, net of cash acquired	—	(19.7)	—	—	(19.7)
Cash proceeds from divestitures, net of cash divested	—	9.5	—	—	9.5
Change in restricted cash and marketable securities	33.8	4.7	(1.1)	—	37.4
Other	—	(0.1)	—	—	(0.1)
Change in investment and net advances to affiliate	50.7	—	—	(50.7)	—

Cash (used in) provided by investing activities	80.5	(267.8)	(4.3)	(50.7)	(242.3)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	564.3	—	—	—	564.3
Payments of notes payable and long-term debt	(583.3)	(3.0)	(0.4)	—	(586.7)
Issuances of common stock	27.0	—	—	—	27.0
Excess income tax benefit from stock option exercises	1.1	—	—	—	1.1
Purchases of common stock for treasury	(9.0)	—	—	—	(9.0)
Cash dividends paid	(81.4)	—	—	—	(81.4)
Change in investment and net advances from parent	—	(50.7)	—	50.7	—

Cash provided by (used in) financing activities	(81.3)	(53.7)	(0.4)	50.7	(84.7)

(Decrease) increase in cash and cash equivalents	3.8	1.5	1.9	—	7.2
Cash and cash equivalents at beginning of period	9.6	53.9	2.8	—	66.3

Cash and cash equivalents at end of period	$13.4	$55.4	$4.7	$—	$73.5

Unaudited Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities:
Net income	$158.2	$333.7	$8.6	$(342.4)	$158.1
Equity in earnings of subsidiaries, net of taxes	(338.2)	(3.4)	(0.8)	342.4	—
Other adjustments	117.5	154.7	3.4	—	275.6

Cash provided by (used in) operating activities	(62.5)	485.0	11.2	—	433.7

Cash (used in) provided by investing activities:
Purchases of property and equipment	—	(288.5)	(8.7)	—	(297.2)
Proceeds from sales of property and equipment	—	6.9	—	—	6.9
Cash used in acquisitions, net of cash acquired	—	(16.5)	—	—	(16.5)
Cash proceeds from divestitures, net of cash divested	—	4.9	—	—	4.9
Change in restricted cash and marketable securities	10.4	0.5	(3.0)	—	7.9
Other	—	(0.3)	—	—	(0.3)
Change in investment and net advances to affiliate	(42.2)	—	—	42.2	—

Cash (used in) provided by investing activities	(31.8)	(293.0)	(11.7)	42.2	(294.3)

Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt	486.5	—	—	—	486.5
Payments of notes payable and long-term debt	(159.5)	(271.2)	(0.4)	—	(431.1)
Premiums paid on extinguishment of debt	—	(1.5)	—	—	(1.5)
Fees paid to issue and retire senior notes and certain hedging relationships	(0.1)	—	—	—	(0.1)
Issuances of common stock	10.3	—	—	—	10.3
Excess income tax benefit from stock option exercises	0.7	—	—	—	0.7
Purchases of common stock for treasury	(147.9)	—	—	—	(147.9)
Cash dividends paid	(76.7)	—	—	—	(76.7)
Change in investment and net advances from parent	—	42.2	—	(42.2)	—

Cash provided by (used in) financing activities	113.3	(230.5)	(0.4)	(42.2)	(159.8)

(Decrease) increase in cash and cash equivalents	19.0	(38.5)	(0.9)	—	(20.4)
Cash and cash equivalents at beginning of period	14.5	70.5	3.3	—	88.3

Cash and cash equivalents at end of period	$33.5	$32.0	$2.4	$—	$67.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 333 collection operations in 39 states and Puerto Rico. We own or operate 192 transfer stations, 191 active solid waste landfills and 74 materials recovery facilities. We also operate 69 landfill gas and renewable energy projects.

Revenue for the three months ended March 31, 2012 increased to $1,982.4 million compared to $1,964.9 million for the same period in 2011. Core price for the three months ended March 31, 2012 increased 0.6%, fuel surcharges increased 0.5%, volume increased 0.2% and acquisitions increased 0.4%. Offsetting this revenue growth of 1.7% were commodity price decreases of 0.8%.

The following table summarizes our revenue, costs and expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Revenue	$1,982.4	100.0%	$1,964.9	100.0%
Expenses:
Cost of operations	1,203.2	60.7	1,159.7	59.0
Depreciation, amortization and depletion of property and equipment	196.0	9.9	187.1	9.5
Amortization of other intangible assets and other assets	17.7	0.9	18.7	1.0
Accretion	19.7	1.0	19.7	1.0
Selling, general and administrative	222.5	11.2	203.9	10.4
Gain on disposition of assets and impairments, net	(3.6)	(0.2)	(0.4)	—

Operating income	$326.9	16.5%	$376.2	19.1%

Our pre-tax income was $223.1 million for the three months ended March 31, 2012 versus $260.0 million for the comparable 2011 period. Our net income attributable to Republic Services, Inc. was $142.9 million, or $0.38 per diluted share, for the three months ended March 31, 2012 versus $158.2 million, or $0.41 per diluted share, for the comparable 2011 period.

During each of the three months ended March 31, 2012 and 2011, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data).

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$223.1	$142.9	$0.38	$260.0	$158.2	$0.41
Loss on extinguishment of debt	—	—	—	1.8	1.1	0.01
(Gain) loss on disposition of assets and impairments, net	(3.6)	(2.1)	—	(0.4)	0.4	—

Adjusted	$219.5	$140.8	$0.38	$261.4	$159.7	$0.42

We believe that presenting adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share, which are not measures determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain non-operational items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. Comparable charges and costs have been incurred in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc. and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

Loss on Extinguishment of Debt. During the three months ended March 31, 2011, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.

Gain on Disposition of Assets and Impairments, Net. During the three months ended March 31, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million related to a divestiture in our Eastern Region. During the three months ended March 31, 2011, we recorded a net gain on the disposition of assets and impairments of $0.4 million primarily related to a divestiture in our Western Region.

Recent Developments

In April 2012, we updated our full year 2012 guidance to reflect higher costs and current business conditions:

Revenue – Price and volume

We expect the increase in revenue due to price and volume to be approximately 1.0%. This consists of an increase of 1.0% resulting from core price and 0% from volume. Our previous guidance was an increase of 1.0 to 1.5% from core price and 0.5% from volume.

Income taxes

We expect our provision for income taxes, excluding loss on extinguishment of debt, to be approximately 37%. Our previous guidance was 39%.

Adjusted Diluted Earnings per Share

We expect adjusted diluted earnings per share to be in a range of $1.86 to $1.90. Adjusted diluted earnings per share excludes loss on extinguishment of debt and is not a measure determined in accordance with GAAP. Our previous guidance was a range of $1.98 to $2.02 per diluted share. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2012:

(Anticipated) Year Ending December 31, 2012
Diluted earnings per share	$1.68 - 1.72
Loss on extinguishment of debt	0.18

Adjusted diluted earnings per share	$1.86 - 1.90

We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

During 2012, we expect to call at 103.438% and refinance $750.0 million of our June 2017 6.875% Senior Notes. We expect to incur a charge upon extinguishment of these notes of approximately $97 million, of which $26 million is the cash premium and $71 million is the unamortized discount associated with these notes.

Results of Operations

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Collection:
Residential	$530.9	26.8%	$525.7	26.7%
Commercial	621.1	31.3	618.1	31.5
Industrial	367.7	18.5	353.6	18.0
Other	7.9	0.4	7.9	0.4

Total collection	1,527.6	77.0	1,505.3	76.6
Transfer	220.6		226.7
Less: Intercompany	(130.0)		(131.9)

Transfer, net	90.6	4.6	94.8	4.8
Landfill	447.7		422.2
Less: Intercompany	(207.6)		(195.2)

Landfill, net	240.1	12.1	227.0	11.6
Sale of recyclable materials	91.2	4.6	105.3	5.4
Other non-core	32.9	1.7	32.5	1.6

Other	124.1	6.3	137.8	7.0

Total revenue	$1,982.4	100.0%	$1,964.9	100.0%

Changes in price are restricted on approximately 50% of our annual revenue. These restrictions include:

•	price changes based upon fluctuation in a specific index as defined in the contract;

•	fixed price increases based on stated contract terms; or

•	price changes based on a cost plus a specific profit margin or other measurement.

Of these restricted pricing arrangements, approximately 65% are based on a consumer price index, 15% are fixed arrangements and the remainder are based upon a cost plus or other specific arrangement. The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.

The following table reflects changes in our revenue for the three months ended March 31, 2012 versus the comparable 2011 period:

	Three Months Ended March 31,
	2012	2011
Core price	0.6%	1.0%
Fuel surcharges	0.5	0.6
Recycling commodities	(0.8)	1.0

Total price	0.3	2.6
Volume	0.2	(0.7)
San Mateo and Toronto contract losses	—	(1.4)

Total internal growth	0.5	0.5
Acquisitions / divestitures, net	0.4	(0.1)

Total	0.9%	0.4%

•	Core price increased 0.6% due to favorable pricing in our landfill and industrial collection lines of business.

•

Recycling commodities decreased 0.8% due to the change in the market price of materials. Average prices for old corrugated cardboard (OCC) for the three months ended March 31, 2012 were $138.92 per ton versus $161.85 per ton for the comparable 2011 period, a decrease of $22.93 per ton or 14.2%. Average prices of old newspaper (ONP) for the three months ended March 31, 2012 were $110.56 per ton versus $146.87 per ton for the comparable 2011 period, a decrease of $36.31 per ton or 24.7%. The declines in prices were offset by increased volumes processed.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•

Volume increased 0.2% due primarily to increases in our industrial collection line of business and an additional workday in the three months ended March 31, 2012 versus the comparable 2011 period. Partially offsetting these increases was a decrease in volume due to the loss of a large national broker that was acquired by a competitor.

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

The following table summarizes the major components of our cost of operations for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Labor and related benefits	$388.9	19.6%	$377.3	19.2%
Transfer and disposal costs	143.3	7.2	148.8	7.6
Maintenance and repairs	165.9	8.4	147.4	7.5
Transportation and subcontract costs	106.3	5.4	98.5	5.0
Fuel	131.2	6.6	118.3	6.0
Franchise fees and taxes	97.1	4.9	91.8	4.7
Landfill operating costs	26.7	1.3	27.9	1.4
Risk management	46.4	2.3	47.9	2.4
Cost of goods sold	30.7	1.5	33.2	1.7
Other	66.7	3.5	68.6	3.5

Total cost of operations	$1,203.2	60.7%	$1,159.7	59.0%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.

Our cost of operations in aggregate dollars and as a percentage of revenue increased $43.5 million and 1.7%, respectively, for the three months ended March 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	Labor and related benefits increased due to wage increases and an additional workday during the three months ended March 31, 2012 versus the comparable 2011 period.

•	Maintenance and repairs expense increased due to the increased cost of tires and costs associated with our fleet maintenance initiatives as well as container refurbishment expenses.

•	Transportation and subcontract costs increased due to higher special waste volumes and fuel surcharges.

•

Average fuel costs per gallon for the three months ended March 31, 2012 were $3.97 versus $3.63 for the comparable 2011 period, an increase of $0.34 or 9.4%. At current consumption levels, a ten-cent change in the price of diesel fuel changes our fuel costs by approximately $14 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a ten-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $9 million.

These increases in costs were partially offset by:

•

Transfer and disposal costs decreased during the three months ended March 31, 2012 versus the comparable 2011 period, primarily due to lower disposal prices and lower volumes disposed at third party sites.

•	Cost of goods sold decreased primarily due to a decline in market value of recycled commodities offset by an increase in the volume of commodities processed.

During the three months ended March 31, 2012, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization), versus 66% for the comparable 2011 period.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Depreciation and amortization of property and equipment	$129.3	6.5%	$127.5	6.5%
Landfill depletion and amortization	66.7	3.4	59.6	3.0

Depreciation, amortization and depletion expense	$196.0	9.9%	$187.1	9.5%

Landfill depletion and amortization expense increased $7.1 million or, as a percentage of revenue, 0.4% for the three months ended March 31, 2012 versus the comparable 2011 period, primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills.

Amortization of Other Intangible and Other Assets

Amortization of intangible and other assets was $17.7 million or, as a percentage of revenue, 0.9% for the three months ended March 31, 2012, versus $18.7 million or, as a percentage of revenue, 1.0% for the comparable 2011 period. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements.

Accretion Expenses

Accretion expenses were $19.7 million or, as a percentage of revenue, 1.0% for the three months ended March 31, 2012 and for the comparable 2011 period. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges.

The following table summarizes our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2012		2011
Salaries	$150.5	7.6%	$135.7	6.9%
Provision for doubtful accounts	7.2	0.4	0.4	—
Other	64.8	3.2	67.8	3.5

Total selling, general and administrative expenses	$222.5	11.2%	$203.9	10.4%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. Our selling, general and administrative expenses as a percentage of revenue increased 0.8% for the three months ended March 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	Salaries and related benefits increased due to wage increases and expanding our sales team.

•

Provision for doubtful accounts increased due to an increase in unrecoverable amounts from certain customers and the recovery of accounts previously written-off during the three months ended March 31, 2011.

Gain on Disposition of Assets and Impairments, Net

During the three months ended March 31, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million related to a divestiture in our Eastern Region. During the three months ended March 31, 2011, we recorded a net gain on the disposition of assets and impairments of $0.4 million primarily related to a divestiture in our Western Region.

Interest Expense

The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011
Interest expense on debt and capital lease obligations	$88.6	$94.7
Accretion of debt discounts	4.9	10.1
Accretion of remediation and risk reserves	12.3	12.1
Less: capitalized interest	(1.5)	(1.2)

Total interest expense	$104.3	$115.7

The decrease in interest expense and accretion of debt discounts during the three months ended March 31, 2012 versus the comparable 2011 period is primarily due to refinancing certain of our higher interest rate debt in 2011. Cash paid for interest was $79.9 million and $111.2 million for the three months ended March 31, 2012 and 2011, respectively.

The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is accreted to interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of March 31, 2012 on the outstanding debt assumed from Allied are as follows:

	Remaining Discount	Expected Accretion Over the Next Twelve Months
$750.0 million 6.875% senior notes due June 2017	$72.9	$11.6
$99.5 million 9.250% debentures due May 2021	2.0	0.1
$360.0 million 7.400% debentures due September 2035	41.8	0.4
Other, maturing 2014 through 2031	15.2	2.5

Total	$131.9	$14.6

Loss on Extinguishment of Debt

During the three months ended March 31, 2011, we repurchased $5.0 million of our 9.250% Debentures due 2021 in the secondary market. We incurred a loss on extinguishment of debt of $1.8 million for premiums paid to repurchase debt and to write-off unamortized debt discounts.

Income Taxes

Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2012 and 2011 was 36.0% and 39.2%, respectively. The effective tax rate for the three months ended March 31, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements, and adjustments resulting from the filings of amended state returns related to the December 2011 settlement of Allied’s 2000 – 2003 tax years. We record interim income tax expense based upon our anticipated full year effective income tax rate.

In the future we may choose to divest of certain operating assets that have little or no tax basis, thereby resulting in a higher taxable gain than otherwise would be recognized. The higher taxable gain will increase our effective rate in the quarter in which the divestiture is completed.

Reportable Segments

Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three months ended March 31, 2012 and 2011 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2012:
Eastern	$506.0	$51.4	$(0.3)	$51.1	$3.6	$110.5	21.8%
Midwestern	425.8	52.0	—	52.0	—	74.5	17.5
Southern	509.0	57.5	(0.2)	57.3	—	104.7	20.6
Western	516.4	53.8	—	53.8	—	100.8	19.5
Corporate entities	25.2	12.7	6.5	19.2	—	(63.6)	—

Total	$1,982.4	$227.4	$6.0	$233.4	$3.6	$326.9	16.5%

Three Months Ended March 31, 2011:
Eastern	$501.4	$51.4	$—	$51.4	$(0.9)	$117.7	23.5%
Midwestern	418.9	51.5	—	51.5	(0.5)	80.4	19.2
Southern	494.7	54.9	(0.1)	54.8	(0.1)	119.4	24.1
Western	528.8	55.3	—	55.3	1.6	123.0	23.3
Corporate entities	21.1	12.5	—	12.5	0.3	(64.3)	—

Total	$1,964.9	$225.6	$(0.1)	$225.5	$0.4	$376.2	19.1%

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

Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2012 with the comparable 2011 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.

Eastern Region

Revenue for the three months ended March 31, 2012 benefited from core price growth in all lines of business partially offset by a decrease in recycling commodity revenue. Revenue increased due to the mild winter, which increased our temporary industrial collection and special waste volumes.

For the three months ended March 31, 2012, operating margins were 21.8% versus 23.5% for the comparable 2011 period. The decrease in operating margins is due primarily to increased labor costs due to wage increases and an additional workday during the three months ended March 31, 2012 versus the comparable 2011 period. Higher fuel, landfill operating, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins. These unfavorable items were partially offset by a $3.6 million gain on disposition of assets recorded during the three months ended March 31, 2012.

Midwestern Region

Revenue for the three months ended March 31, 2012 benefited from core price growth in all lines of business except transfer station partially offset by a decrease in recycling commodity revenue. Revenue increased due to the mild winter, which increased our temporary industrial collection and special waste volumes.

For the three months ended March 31, 2012, operating margins were 17.5% versus 19.2% for the comparable 2011 period. The decrease in operating margins is due primarily to increased labor costs due to wage increases and an additional workday during the three months ended March 31, 2012 versus the comparable 2011 period. Higher disposal, fuel, landfill operating, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins. These unfavorable items were partially offset by a decrease in legal settlement costs during the three months ended March 31, 2012.

Southern Region

Revenue for the three months ended March 31, 2012 benefited from core price growth in all lines of business, except commercial and residential collection. Revenue increased due to increases in our temporary industrial collection and landfill lines of business volumes primarily driven by special waste projects.

For the three months ended March 31, 2012, operating margins were 20.6% versus 24.1% for the comparable 2011 period. The decrease in operating margins is due primarily to increased labor costs due to wage increases and an additional workday during the three months ended March 31, 2012 versus the comparable 2011 period. Subcontract and transportation costs increased due to the use of third party haulers on certain contracts. Landfill operating expenses increased due to higher leachate disposal and engineering costs. Higher fuel, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins.

Western Region

Revenue for the three months ended March 31, 2012 benefited from core price growth in all lines of business partially offset by a decrease in recycling commodity revenue. Revenue decreased due to volume decreases in our residential collection, transfer station and landfill lines of business primarily due to the end of a large special waste project.

For the three months ended March 31, 2012, operating margins were 19.5% versus 23.3% for the comparable 2011 period. The decrease in operating margins is due primarily to the decrease in special waste volumes resulting from the end of a large special waste project and increased labor costs due to wage increases and an additional workday during the three months ended March 31, 2012 versus the comparable 2011 period. Franchise fees increased due to our new contract in San Jose, California. Higher fuel, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins.

Corporate Entities

During the three months ended March 31, 2012, the corporate entities had an operating loss of $63.6 million versus $64.3 million for the comparable 2011 period. Operating margins for the three months ended March 31, 2012 were primarily impacted by a favorable remediation adjustment of $8.5 million partially offset by an unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills of $6.5 million. Corporate expenses also include general and administrative salary and benefit related expenses, legal, consulting and professional fees as well as other expenses.

Landfill and Environmental Matters

Available Airspace

The following table reflects landfill airspace activity for active landfills we owned or operated for the three months ended March 31, 2012:

	Balance as of December 31, 2011	Permits Granted, Net of Closures	Airspace Consumed	Balance as of March 31, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8	5.4	(17.8)	4,609.4
Probable expansion airspace	166.5			166.5

Total cubic yards (in millions)	4,788.3	5.4	(17.8)	4,775.9

Number of sites:
Permitted airspace	191			191

Probable expansion airspace	8			8

As of March 31, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2012, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the three months ended March 31, 2012, total available airspace decreased by 12.4 million cubic yards, net, primarily due to airspace consumed offset by new expansions.

As of March 31, 2012, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 53 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 60 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.

Final Capping, Closure and Post-Closure Costs

As of March 31, 2012, accrued final capping, closure and post-closure costs were $1,055.2 million, of which $89.0 million is current and $966.2 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs.

Environmental Remediation Liabilities

The following is a discussion of certain of our significant remediation matters:

Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of March 31, 2012 is $56.1 million, of which $5.1 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $52 million to $74 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of March 31, 2012 is $84.2 million, of which $7.4 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $54 million to $154 million.

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

Investment in Landfills

The following tables reflect changes in our investment in landfills for the three months ended March 31, 2012 and the future expected investment as of March 31, 2012 (in millions):

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2012
Non-depletable landfill land	$161.8	$3.0	$(0.1)	$—	$—	$—	$—	$164.7
Landfill development costs	4,763.3	3.2	—	(0.3)	8.2	95.4	4.6	4,874.4
Construction-in-progress - landfill	187.3	40.7	—	—	—	(95.9)	—	132.1
Accumulated depletion and amortization	(1,735.7)	(60.7)	—	0.3	—	—	(6.0)	(1,802.1)

Net investment in landfill land and development costs	$3,376.7	$(13.8)	$(0.1)	$—	$8.2	$(0.5)	$(1.4)	$3,369.1

	Balance as of March 31, 2012	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$164.7		$164.7
Landfill development costs	4,874.4	6,510.2	11,384.6
Construction-in-progress - landfill	132.1		132.1
Accumulated depletion and amortization	(1,802.1)		(1,802.1)

Net investment in landfill land and development costs	$3,369.1	$6,510.2	$9,879.3

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Number of landfills owned or operated	191	195

Net investment, excluding non-depletable land (in millions)	$3,204.4	$3,190.8
Total estimated available disposal capacity (in millions of cubic yards)	4,775.9	4,744.6

Net investment per cubic yard	$0.67	$0.67

Landfill depletion and amortization expense (in millions)	$66.7	$59.6
Accretion expense (in millions)	19.7	19.7

	$86.4	$79.3
Airspace consumed (in millions of cubic yards)	17.8	18.3

Depletion, amortization and accretion expense per cubic yard of airspace	$4.85	$4.33

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions.

During the three months ended March 31, 2012, our weighted-average compaction rate was approximately 1,900 pounds per cubic yard based on our three-year historical moving average as compared to 1,800 pounds per cubic yard for the three months ended March 31, 2011. Our compaction rates may improve as a result of the settlement and decomposition of waste. The increase in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills.

As of March 31, 2012, we expect to spend an estimated additional $6.5 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.7 billion or $2.03 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts

The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2012 and 2011 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2011	$48.1	$1,037.0	$543.7	$418.3
Non-cash additions	—	8.2	—	—
Divestiture and other adjustments	—	(2.5)	—	—
Asset retirement obligation adjustments	—	4.6	—	—
Accretion expense	—	19.7	8.4	1.1
Additions charged to expense	7.2	—	(7.6)	97.6
Payments or usage	(9.5)	(11.8)	(14.5)	(99.2)

Balance, March 31, 2012	45.8	1,055.2	530.0	417.8
Less: Current portion	(45.8)	(89.0)	(93.6)	(110.3)

Long-term portion	$—	$966.2	$436.4	$307.5

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	7.6	—	—
Acquisition and other adjustments	—	2.7	—	—
Asset retirement obligation adjustments	—	(1.6)	—	—
Accretion expense	—	19.7	8.3	1.5
Additions charged to expense	0.4	—	—	102.0
Payments or usage	(5.9)	(13.2)	(8.5)	(94.4)

Balance, March 31, 2011	45.4	1,061.7	551.9	426.3
Less: Current portion	(45.4)	(92.9)	(87.1)	(114.3)

Long-term portion	$—	$968.8	$464.8	$312.0

As of March 31, 2012, accounts receivable were $808.4 million, net of allowance for doubtful accounts of $45.8 million, resulting in days sales outstanding of 37, or 23 days net of deferred revenue. In addition, at March 31, 2012, our accounts receivable in excess of 90 days old totaled $53.0 million, or 6.20% of gross receivables outstanding.

Property and Equipment

The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2012 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2012
Other land	$375.1	$—	$(0.2)	$0.6	$—	$—	$—	$375.5
Non-depletable landfill land	161.8	3.0	(0.1)	—	—	—	—	164.7
Landfill development costs	4,763.3	3.2	—	(0.3)	8.2	4.6	95.4	4,874.4
Vehicles and equipment	4,515.1	114.1	(4.9)	(1.6)	—	—	(0.5)	4,622.2
Buildings and improvements	802.8	5.3	(0.6)	—	—	—	1.1	808.6
Construction-in-progress - landfill	187.3	40.7	—	—	—	—	(95.9)	132.1
Construction-in-progress - other	47.3	40.1	—	—	—	—	(1.1)	86.3

Total	$10,852.7	$206.4	$(5.8)	$(1.3)	$8.2	$4.6	$(1.0)	$11,063.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2012
Landfill development costs	$(1,735.7)	$(60.7)	$—	$0.3	$(6.0)	$—	$(1,802.1)
Vehicles and equipment	(2,119.1)	(121.0)	3.8	1.5	—	—	(2,234.8)
Buildings and improvements	(205.6)	(9.0)	0.4	0.3	—	—	(213.9)

Total	$(4,060.4)	$(190.7)	$4.2	$2.1	$(6.0)	$—	$(4,250.8)

Liquidity and Capital Resources

The major components of changes in cash flows for the three months ended March 31, 2012 and 2011 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$334.2	$433.7
Net cash used in investing activities	(242.3)	(294.3)
Net cash used in financing activities	(84.7)	(159.8)

Cash Flows Provided by Operating Activities

The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2012 and 2011 are summarized below:

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $69.2 million in the three months ended March 31, 2012 versus an increase of $10.6 million in the comparable 2011 period, primarily as a result of the following:

•

Our accounts receivable, exclusive of the change in allowance for doubtful accounts, decreased $10.5 million during the three months ended March 31, 2012 due to timing of billings net of collections as compared to an $11.4 million increase in accounts receivable, exclusive of the change in allowance for doubtful accounts during the comparable 2011 period.

•

At December 31, 2011 and 2010, we recorded a tax receivable of $68.4 million and $69.8 million, respectively primarily due to the effects of current deductions for property placed into service during the fourth quarter, and referred to as “Bonus Depreciation.” We received refunds of approximately $50 million in each first quarter of 2012 and 2011, respectively.

•	During the first quarter of 2012 we paid bonuses related to our synergy incentive plan of approximately $68 million.

•

On December 29, 2011, we signed a settlement agreement with the City of Chicago under which we paid the City $11 million in January 2012. In addition, the Livingston matter was settled and our liabilities were reduced as a result of the $29.5 million payment. See further discussion in Note 13, Commitments and Contingencies.

•	Cash paid for interest was $31.3 million lower during the three months ended March 31, 2012 than the comparable 2011 period due to refinancing of our higher interest rate debt.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities

The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2012 and 2011 are summarized below:

Capital expenditures. Capital expenditures during the three months ended March 31, 2012 were $274.2 million, compared with $297.2 million in the comparable 2011 period. Property and equipment received during the three months ended March 31, 2012 and 2011 were $206.4 million and $169.0 million respectively.

Cash used in acquisitions. During the three months ended March 31, 2012 we paid $19.7 million for acquisitions of collection businesses primarily in our Eastern Region. During the three months ended March 31, 2011, we acquired various solid waste businesses including a landfill and a recycling facility for which we paid $16.5 million.

Cash proceeds from divestitures. During the three months ended March 31, 2012, we divested of a collection business in our Eastern Region and certain assets associated with our rail logistics business for which we received $9.5 million. During the three months ended March 31, 2011, we divested of a collection business in our Western Region for which we received $4.9 million.

Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $37.4 million and $7.9 million to our investing activities during the three months ended March 31, 2012 and 2011, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Proceeds from bond issuances into restricted trust accounts represent cash used in investing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as cash provided by investing activities in our consolidated statements of cash flows. During the three months ended March 31, 2012, the Livingston matter was settled and our liabilities were reduced as a result of the $29.5 million payment which was funded through a restricted escrow account in 2011.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.

Cash Flows Used in Financing Activities

The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2012 and 2011 are summarized below:

Net debt repayments or borrowings. Payments of notes payable and long-term debt net of proceeds were $22.4 million during the three months ended March 31, 2012 versus net proceeds of $55.4 million in the comparable 2011 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400 million repurchase program authorized in November 2010. From November 2010 to March 31, 2012, we repurchased 17.4 million shares of our stock for $509.3 million at a weighted average cost per share of $29.22. During the three months ended March 31, 2012, we repurchased 0.3 million shares of our stock for $9.0 million at a weighted average cost per share of $29.89. As of March 31, 2012, 0.7 million repurchased shares were pending settlement and $22.3 million was unpaid and included within other accrued liabilities.

Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2011, the board of directors approved an increase in the quarterly dividend to $0.22 per share. Dividends paid were $81.4 million and $76.7 million during the three months ended March 31, 2012 and 2011, respectively.

Financial Condition

As of March 31, 2012, we had $73.5 million of cash and cash equivalents and $151.4 million of restricted cash deposits and restricted marketable securities, including $17.3 million of restricted cash held for capital expenditures under certain debt facilities.

Credit Facilities

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. As of March 31, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.26%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. As of March 31, 2012, we had $15.9 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated at any time.

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

As of December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 3.25%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2011, we had $34.4 million of Eurodollar Rate borrowings. We had $947.4 million and $950.2 million of letters of credit utilizing availability under our Credit Facilities, leaving $1,552.6 million and $1,515.4 million of availability under our Credit Facilities, at March 31, 2012 and December 31, 2011, respectively.

The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At March 31, 2012, our EBITDA to interest ratio was 5.29 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.04 compared to the 3.50 maximum allowed by the covenants. At March 31, 2012, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2012.

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

Tax-Exempt Financings

As of March 31, 2012 and December 31, 2011, we had $1,125.9 million and $1,126.4 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of March 31, 2012 and December 31, 2011, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $15.2 million and $15.8 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.

As of March 31, 2012 and December 31, 2011, approximately 75% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.

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

As of March 31, 2012, we had $151.4 million of restricted cash and marketable securities, of which $17.3 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.

Credit Rating

We have received investment grade credit ratings. As of March 31, 2012, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.

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

The following table calculates our free cash flow for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$334.2	$433.7
Purchases of property and equipment	(274.2)	(297.2)
Proceeds from sales of property and equipment	4.8	6.9

Free cash flow	$64.8	$143.4

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

	Three Months Ended March 31,
	2012	2011
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$274.2	$297.2
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(67.8)	(128.2)

Property and equipment received during the period	$206.4	$169.0

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

Critical Accounting Judgments and Estimates

We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2011. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.

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

•

whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, available airspace, valuation allowances for accounts receivable, self-insurance, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, employee benefit and pension plans, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste industry;

•	price increases to our customers may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

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

•

workforce factors, including potential increases in our expenses if we are required to provide additional funding to any multi-employer pension plan to which we contribute or if a withdrawal event occurs with respect to Central States Pension Fund or any other multiemployer pension plan to which we contribute, and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into contracts or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge this fee to a majority of our customers, we cannot charge it to all customers.

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

At current consumption levels, a ten-cent change in the price of diesel fuel changes our fuel costs by approximately $14 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a ten-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $9 million.

Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.

Commodities Price Risk

We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the three months ended March 31, 2012 and 2011 was $91.2 million and $105.3 million, respectively.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis.

See Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements for further discussion of our fuel and recycling commodity hedges.

Interest Rate Risk

We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

At March 31, 2012, we had approximately $867 million of floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.

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

PART II. OTHER INFORMATION

ITEM 3. LEGAL	PROCEEDINGS.

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

As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (i) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 to our unaudited consolidated financial statements, Other Liabilities; (ii) environmental remediation liabilities, which are discussed in Note 6 to our unaudited consolidated financial statements, Landfill and Environmental Costs; and (iii) tax-related matters, which are discussed in Note 8 to our unaudited consolidated financial statements, Income Taxes. Please see our consolidated financial statements included in this Form 10-Q under Part 1, Item 1 for information about these matters.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $75 million relating to our outstanding legal proceedings as of March 31, 2012, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual, as a charge currently in expense, for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $107 million higher than the amount recorded as of March 31, 2012.

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

Compensation Matter

Shortly after the dismissal of his 2009 lawsuit in Federal court in Delaware challenging our disclosures in our 2009 proxy statement with respect to the Executive Incentive Plan, the same stockholder sued Republic Services, Inc., its directors, and several executive officers in the Court of Chancery in Delaware. His new lawsuit, filed in May 2011, challenges certain compensation decisions that were made by the Board of Directors or its Compensation Committee. The lawsuit is purportedly brought on behalf of our company against all of our directors and several executive officers. In particular, the plaintiff’s amended complaint: (1) challenges certain payments totaling $3.05 million made to our former Chief Executive Officer, James O’Connor, under his June 25, 2010 Retirement Agreement; (2) contends that the company committed “waste” by awarding restricted stock units that vest over time (some of which would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that the Company may not pay any bonuses under its Synergy Incentive Plan because net earnings purportedly have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses the company purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants will defend the lawsuit vigorously and have filed motions to dismiss the amended complaint.

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

On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities from temporary to full-time employee positions; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City released all claims against us and has agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

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

Livingston Matter

On October 13, 2009, the Twenty-First Judicial District Court, Parish of Livingston, State of Louisiana, issued its Post Class Certification Findings of Fact and Conclusions of Law in a lawsuit alleging nuisance from the activities of the former hazardous waste facility owned by our subsidiary CECOS International, Inc. (CECOS) located in Livingston Parish, Louisiana. The court granted class certification for all those living within a six mile radius of the CECOS site between the years 1977 and 1990. We appealed the class certification order. On August 17, 2011, the court of appeals granted a joint motion to remand the case to the trial court for the parties to finalize a proposed settlement. The parties executed a settlement agreement on September 15, 2011, which was approved by the trial court at a fairness hearing on December 8, 2011.The settlement agreement, which provides for payment of $29.5 million to settle the claims of the class, became final upon the expiration of the appeal period on February 23, 2012, at which time we made the $29.5 million payment.

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

On March 2, 2011, the U.S. Environmental Protection Agency (EPA) Region IX and the San Joaquin Valley Air Pollution Control District filed a civil action against Forward, Inc. in the U.S. District Court for the Northern District of California. The complaint seeks civil penalties of up to $75,000 for each day of alleged violation, an order directing Forward to comply with various Clean Air Act regulations and the landfill’s Title V permit, and unspecified injunctive relief. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, submitting inaccurate compliance certifications, and operating a compost facility and associated equipment without a permit. We have entered into a consent decree that will resolve this matter if it is approved by the court. Under the consent decree, we will, among other things, pay a civil penalty of $200,000, replace 19 trucks in the Stockton and Fresno, California areas with alternative fuel or newer diesel engine trucks by the end of 2013, and file for a modification of our Title V permit.

Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (SCAQMD) issued a Petition for an Order for Abatement (Petition) as a result of a series of odor complaints and notices of violation alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California (Sunshine Canyon). The Petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The SCAQMD’s independent Hearing Board held a series of public hearings between December 2009 and March 2010, after which it issued a final order (Order) that requires certain operational changes aimed at odor control, and further requires Sunshine Canyon to perform several studies regarding odor control techniques, equipment and site meteorology. In July 2010, the Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. In September 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring the implementation of certain corrective measures aimed at reducing odors. Since September 2010 and continuing through 2011, Sunshine Canyon has received several Notices of Violation from the SCAQMD based on confirmed odor complaints from the neighborhood near the landfill. On December 3, 2011, following public hearings, the Hearing Board entered a third stipulated amended order for abatement requiring Sunshine Canyon to expand its landfill gas collection system and to undertake additional odor abatement measures, and also granted permission to Sunshine Canyon to install a temporary landfill gas flare to control potential odors from landfill gas. While the District prosecutor’s office has stated its intention to assess a penalty on Sunshine Canyon, we do not yet know the amount or type of such a penalty.

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

There were no material changes during the three months ended March 31, 2012 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2012:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 2012	—	$—	—	$649,170,517
February 2012	217,568	$29.66	203,500	$643,129,797
March 2012	82,537	$30.50	81,163	$640,654,202

	300,105		284,663

(a)

In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). The 2011 Program was publicly announced on August 15, 2011. Previously, our board of directors approved a share repurchase program pursuant to which we were authorized to repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. The authorization under the 2011 Program was in addition to the authorization then remaining under the 2010 Program. During the third quarter of 2011, we completed our share purchases under the 2010 Program. Share repurchases under the programs may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the programs, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011

Program may be extended, suspended or discontinued at any time. As of March 31, 2012, 734,242 repurchased shares were pending settlement and $22.3 million was unpaid and included within accrued liabilities. The total number of shares purchased also includes 15,442 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1+	Employment Agreement, effective March 30, 2012, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2012)

10.2*+	Amended Executive Separation Policy dated March 29, 2012

10.3*+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2010

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date: April 27, 2012	By:	/S/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2012	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)