Form 10-Q
period 2012-06-30
REPUBLIC SERVICES, INC.
filed 2012-07-27
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012
OR

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
Commission File Number: 1-14267
_________________________________________________________
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

DELAWARE	65-0716904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18500 NORTH ALLIED WAY PHOENIX, ARIZONA	85054
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (480) 627-2700
_________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 17, 2012, the registrant had outstanding 365,276,656 shares of Common Stock, par value $.01 per share (excluding treasury shares of 38,641,934).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.3	$66.3
Accounts receivable, less allowance for doubtful accounts of $45.2 and $48.1, respectively	845.3	825.8
Prepaid expenses and other current assets	191.6	215.9
Deferred tax assets	128.1	157.7
Total current assets	1,234.3	1,265.7
Restricted cash and marketable securities	138.9	189.6
Property and equipment, net	6,882.7	6,792.3
Goodwill	10,677.6	10,647.0
Other intangible assets, net	388.6	409.6
Other assets	268.2	247.3
Total assets	$19,590.3	$19,551.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529.5	$563.6
Notes payable and current maturities of long-term debt	34.0	34.8
Deferred revenue	323.5	290.2
Accrued landfill and environmental costs, current portion	181.3	184.2
Accrued interest	68.6	72.2
Other accrued liabilities	615.4	752.5
Total current liabilities	1,752.3	1,897.5
Long-term debt, net of current maturities	7,079.4	6,887.0
Accrued landfill and environmental costs, net of current portion	1,407.0	1,396.5
Deferred income taxes and other long-term tax liabilities	1,151.9	1,161.1
Self-insurance reserves, net of current portion	294.9	303.9
Other long-term liabilities	222.1	222.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 403.8 and 402.1 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,547.6	6,495.6
Retained earnings	2,294.5	2,164.7
Treasury stock, at cost (38.5 and 32.2 shares, respectively)	(1,133.9)	(961.5)
Accumulated other comprehensive loss, net of tax	(31.8)	(21.5)
Total Republic Services, Inc. stockholders’ equity	7,680.4	7,681.3
Noncontrolling interests	2.3	2.1
Total stockholders’ equity	7,682.7	7,683.4
Total liabilities and stockholders’ equity	$19,590.3	$19,551.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,060.6	$2,086.6	$4,043.0	$4,051.5
Expenses:
Cost of operations	1,241.0	1,237.8	2,444.2	2,397.5
Depreciation, amortization and depletion	214.9	208.6	428.6	414.4
Accretion	19.7	19.5	39.4	39.2
Selling, general and administrative	198.0	200.1	420.5	404.0
Loss (gain) on disposition of assets and impairments, net	—	19.4	(3.6)	19.0
Operating income	387.0	401.2	713.9	777.4
Interest expense	(98.8)	(111.4)	(203.1)	(227.1)
Loss on extinguishment of debt	(110.3)	(199.5)	(110.3)	(201.3)
Interest income	0.2	0.1	0.5	0.3
Other income, net	0.5	0.9	0.7	2.0
Income before income taxes	178.6	91.3	401.7	351.3
Provision for income taxes	29.1	45.1	109.4	147.0
Net income	149.5	46.2	292.3	204.3
Net (income) loss attributable to noncontrolling interests	(0.3)	0.3	(0.2)	0.4
Net income attributable to Republic Services, Inc.	$149.2	$46.5	$292.1	$204.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.41	$0.12	$0.79	$0.54
Weighted average common shares outstanding	367.9	378.2	369.4	380.2
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.40	$0.12	$0.79	$0.54
Weighted average common and common equivalent shares outstanding	368.9	380.2	370.7	382.1
Cash dividends per common share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$149.5	$46.2	$292.3	$204.3
Other comprehensive income (loss), net of tax
Hedging related activity	(14.5)	(15.5)	(6.8)	(19.8)
Pension related activity	—	1.7	(3.5)	1.7
Other comprehensive loss, net of tax	(14.5)	(13.8)	(10.3)	(18.1)
Comprehensive income	135.0	32.4	282.0	186.2
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	0.3	(0.2)	0.4
Comprehensive income attributable to Republic Services, Inc.	$134.7	$32.7	$281.8	$186.6

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Loss,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2011	402.1	$4.0	$6,495.6	$2,164.7	(32.2)	$(961.5)	$(21.5)	$2.1
Net income	—	—	—	292.1	—	—	—	0.2
Other comprehensive loss	—	—	—	—	—	—	(10.3)	—
Cash dividends declared	—	—	—	(161.9)	—	—	—	—
Issuances of common stock	1.7	—	38.9	—	—	—	—	—
Stock-based compensation	—	—	13.1	(0.4)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(6.3)	(172.4)	—	—
Balance as of June 30, 2012	403.8	$4.0	$6,547.6	$2,294.5	(38.5)	$(1,133.9)	$(31.8)	$2.3

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities:
Net income	$292.3	$204.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	257.6	256.0
Landfill depletion and amortization	135.5	120.8
Amortization of intangible and other assets	35.5	37.6
Accretion	39.4	39.2
Non-cash interest expense - debt	8.7	16.1
Non-cash interest expense - other	23.8	24.5
Stock-based compensation	12.7	12.1
Deferred tax benefit	(25.7)	(58.3)
Provision for doubtful accounts, net of adjustments	12.8	6.1
Excess income tax benefit from stock option exercises	(1.4)	(2.1)
Asset impairments	0.2	39.4
Loss on extinguishment of debt	110.3	201.3
Gain on disposition of assets, net	(11.1)	(29.8)
Other non-cash items	0.8	(5.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(30.5)	(47.6)
Prepaid expenses and other assets	11.5	60.6
Accounts payable	(28.3)	(33.1)
Restructuring and synergy related expenditures	(68.1)	(2.7)
Capping, closure and post-closure expenditures	(31.3)	(35.2)
Remediation expenditures	(30.6)	(16.2)
Other liabilities	(19.1)	7.7
Cash provided by operating activities	695.0	795.6
Cash used in investing activities:
Purchases of property and equipment	(462.5)	(481.7)
Proceeds from sales of property and equipment	21.4	16.3
Cash used in business acquisitions and development projects, net of cash acquired	(71.8)	(28.0)
Cash proceeds from divestitures, net of cash divested	9.6	10.4
Change in restricted cash and marketable securities	50.7	12.7
Other	(0.3)	(1.9)
Cash used in investing activities	(452.9)	(472.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,368.1	819.5
Proceeds from issuance of senior notes, net of discount	847.6	1,844.9
Payments of notes payable and long-term debt	(2,116.3)	(2,228.3)
Premiums paid on extinguishment of debt	(25.8)	(86.8)
Fees paid to issue and retire senior notes and certain hedging relationships	(16.2)	(58.6)
Issuances of common stock	37.5	31.4
Excess income tax benefit from stock option exercises	1.4	2.1
Purchases of common stock for treasury	(172.4)	(262.9)
Cash dividends paid	(163.0)	(152.5)
Cash used in financing activities	(239.1)	(91.2)
Increase in cash and cash equivalents	3.0	232.2
Cash and cash equivalents at beginning of period	66.3	88.3
Cash and cash equivalents at end of period	$69.3	$320.5

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

2. BUSINESS ACQUISITIONS

We acquired various solid waste businesses during the six months ended June 30, 2012 and 2011. The purchase price paid for these acquisitions during those periods and the preliminary allocation of the purchase price as of June 30 are as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2012	2011
Purchase price:
Cash used in acquisitions, net of cash acquired	$71.8	$28.0
Fair value of operations surrendered	—	47.8
Holdbacks	0.2	1.0
Total	72.0	76.8
Allocated as follows:
Working capital	2.3	6.4
Property and equipment	22.7	41.6
Other liabilities, net	(2.7)	(6.5)
Value of assets acquired and liabilities assumed	22.3	41.5
Excess purchase price to be allocated	$49.7	$35.3
Excess purchase price to be allocated as follows:
Other intangible assets	$13.7	$24.5
Goodwill	36.0	10.8
Total allocated	$49.7	$35.3

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment is as follows:

	Balance at December 31, 2011	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at June 30, 2012
Eastern	$2,798.0	$14.0	$(3.9)	$(0.3)	$2,807.8
Midwestern	2,135.5	0.6	—	(0.6)	2,135.5
Southern	2,705.0	—	—	(0.3)	2,704.7
Western	3,008.5	21.4	—	(0.3)	3,029.6
Total	$10,647.0	$36.0	$(3.9)	$(1.5)	$10,677.6
	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at June 30, 2011
Eastern	$2,791.9	$3.6	$(0.7)	$(0.5)	$2,794.3
Midwestern	2,129.6	4.8	—	—	2,134.4
Southern	2,721.8	2.4	(19.5)	(0.4)	2,704.3
Western	3,012.0	—	(4.3)	(0.5)	3,007.2
Total	$10,655.3	$10.8	$(24.5)	$(1.4)	$10,640.2

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 24 years. A summary of the activity and balances by intangible asset type is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at June 30, 2012
	Balance at December 31, 2011	Acquisitions	Balance at June 30, 2012	Balance at December 31, 2011	Additions Charged to Expense	Balance at June 30, 2012
Customer relationships, franchise and other municipal agreements	$566.2	$10.5	$576.7	$(194.4)	$(29.6)	$(224.0)	$352.7
Trade names	30.0	—	30.0	(18.5)	(3.1)	(21.6)	8.4
Non-compete agreements	16.9	2.5	19.4	(9.3)	(1.3)	(10.6)	8.8
Other intangible assets	62.9	0.7	63.6	(44.2)	(0.7)	(44.9)	18.7
Total	$676.0	$13.7	$689.7	$(266.4)	$(34.7)	$(301.1)	$388.6

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at June 30, 2011
	Balance at December 31, 2010	Acquisitions	Balance at June 30, 2011	Balance at December 31, 2010	Additions Charged to Expense	Balance at June 30, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$21.6	$558.7	$(130.7)	$(31.2)	$(161.9)	$396.8
Trade names	30.0	—	30.0	(12.5)	(3.0)	(15.5)	14.5
Non-compete agreements	12.9	2.9	15.8	(7.2)	(0.9)	(8.1)	7.7
Other intangibles assets	62.9	—	62.9	(41.2)	(1.5)	(42.7)	20.2
Total	$642.9	$24.5	$667.4	$(191.6)	$(36.6)	$(228.2)	$439.2

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Inventories	$34.1	$35.2
Prepaid expenses	53.4	53.4
Other non-trade receivables	41.4	54.5
Income tax receivable	53.0	68.4
Commodity and fuel hedge asset	2.1	3.0
Other current assets	7.6	1.4
Total	$191.6	$215.9

Other Assets
A summary of other assets as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred financing costs	$61.2	$54.6
Deferred compensation plan	47.2	34.5
Notes and other receivables	32.9	31.6
Reinsurance receivable	61.2	58.0
Other	65.7	68.6
Total	$268.2	$247.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Accrued payroll and benefits	$139.2	$168.9
Accrued fees and taxes	120.1	115.3
Self-insurance reserves, current portion	128.2	114.4
Accrued dividends	80.4	81.4
Synergy incentive plan	—	68.1
Current tax liabilities	10.2	29.4
Accrued professional fees and legal settlement reserves	44.0	80.3
Other	93.3	94.7
Total	$615.4	$752.5

Other accrued liabilities include the fair value of fuel and commodity hedges of $12.2 million and $5.4 million as of June 30, 2012 and December 31, 2011, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred compensation liability	$48.1	$31.4
Pension and other postretirement liabilities	46.1	46.8
Legal settlement reserves	31.6	59.3
Ceded insurance reserves	61.2	58.0
Other	35.1	26.6
Total	$222.1	$222.1

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
Our liabilities for unpaid and incurred but not reported claims at June 30, 2012 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $423.1 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of June 30, 2012 and December 31, 2011 is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2012	2011
Landfill final capping, closure and post-closure liabilities	$1,068.3	$1,037.0
Remediation	520.0	543.7
	1,588.3	1,580.7
Less: Current portion	(181.3)	(184.2)
Long-term portion	$1,407.0	$1,396.5

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the six months ended June 30:

	2012	2011
Asset retirement obligation liabilities, beginning of year	$1,037.0	$1,046.5
Non-cash additions	17.1	16.4
Acquisitions/divestitures and other adjustments	(1.9)	14.4
Asset retirement obligation adjustments	8.0	(15.0)
Payments	(31.3)	(35.2)
Accretion expense	39.4	39.2
Asset retirement obligation liabilities, end of period	1,068.3	1,066.3
Less: Current portion	(94.5)	(96.7)
Long-term portion	$973.8	$969.6

Annually, in the fourth quarter, we review our calculations for asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $55.8 million and $54.9 million as of June 30, 2012 and December 31, 2011, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at June 30, 2012 would be approximately $198 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2012	2011
Remediation liabilities, beginning of year	$543.7	$552.1
Remediation adjustments	(9.2)	3.0
Payments	(30.6)	(16.2)
Accretion expense (non-cash interest expense)	16.1	16.5
Remediation liabilities, end of period	520.0	555.4
Less: Current portion	(86.8)	(91.2)
Long-term portion	$433.2	$464.2

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of June 30, 2012 is $54.3 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $73 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for the Congress Landfill recorded as of June 30, 2012 is $83.9 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.

7. DEBT
Our notes payable, capital leases and long-term debt as of June 30, 2012 and December 31, 2011 are listed in the following table in millions, and are presented net of unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		June 30, 2012			December 31, 2011
Maturity	Interest Rate	Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	$68.7	$—	$68.7	$—	$—	$—
September 2013	Variable	—	—	—	17.2	—	17.2
April 2016	Variable	51.5	—	51.5	17.2	—	17.2
May 2017	Variable	—	—	—	—	—	—
Senior notes:
June 2017	6.875	—	—	—	750.0	(75.8)	674.2
May 2018	3.800	700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.6)	646.4	650.0	(3.8)	646.2
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.3)	847.7	—	—	—
May 2023	4.750	550.0	(1.3)	548.7	550.0	(1.4)	548.6
March 2035	6.086	275.7	(25.2)	250.5	275.7	(25.5)	250.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.4)	596.6	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.9)	33.4	35.3	(2.0)	33.3
September 2035	7.400	165.2	(41.7)	123.5	165.2	(41.9)	123.3
Tax-exempt:
2012 - 2035	0.170 - 5.625	1,063.3	(3.1)	1,060.2	1,142.2	(15.8)	1,126.4
Other:
2012 - 2042	5.000 - 11.900	87.0	—	87.0	89.4	—	89.4
Total Debt		$7,196.7	$(83.3)	7,113.4	$7,092.2	$(170.4)	6,921.8
Less: Current portion				(34.0)			(34.8)
Long-term portion				$7,079.4			$6,887.0

Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs during the three and six months ended June 30, 2012 and 2011:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012:
Credit Facilities	Second	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	Second	750.0	25.8	71.0	96.8
Tax-exempt financings	Second	—	—	11.9	11.9
Ineffective portion of interest rate lock settlements	Second	—	0.1	—	0.1
Loss on extinguishment of debt for the six months ended June 30, 2012			$25.9	$84.4	$110.3

2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
Loss on extinguishment of debt for the six months ended June 30, 2011			$87.8	$113.5	$201.3

Credit Facilities

In May 2012, we amended and restated our $1.25 billion unsecured revolving credit facility due September 2013 (the Amended and Restated Credit Facility) to extend the maturity to May 2017. The Amended and Restated Credit Facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 1 does not extend the maturity date under the Existing Credit Facility, which matures in April 2016.

In connection with entering into the Amended and Restated Credit Facility and Amendment No. 1 to the Existing Facility, the guarantees by our subsidiary guarantors with respect to the Amended and Restated Credit Facility and the Existing Credit Facility were released. As a result, the guarantees by our subsidiary guarantors with respect to all of Republic's outstanding senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) with respect to the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.

As of June 30, 2012 and December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 1.34% and 3.25%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2012 and December 31, 2011, we had $51.5 million and $34.4 million of Eurodollar Rate borrowings. We had $919.5 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,279.0 million and $1,515.4 million of availability under our Credit Facilities, at June 30, 2012 and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2011, respectively. We were in compliance with the covenants under our Credit Facilities at June 30, 2012.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. As of June 30, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.20%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. As of June 30, 2012, we had $68.7 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated by either party at any time.
Senior Notes and Debentures
During the three months ended June 30, 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are our unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and the remainder for general corporate purposes.
Tax-Exempt Financings
As of June 30, 2012, approximately 80% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
As of June 30, 2012, we had $138.9 million of restricted cash and marketable securities, of which $2.2 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt includes capital lease liabilities of $86.6 million and $88.3 million as of June 30, 2012 and December 31, 2011, respectively, with maturities ranging from 2012 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes was $6.7 billion and $6.3 billion at June 30, 2012 and December 31, 2011, respectively. The carrying value of our fixed rate senior notes was $5.8 billion and $5.7 billion at June 30, 2012 and December 31, 2011, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2), is determined as of the balance sheet date and is subject to change.
Guarantees
We have guaranteed some of the tax-exempt financings of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.
Interest Rate Swap and Lock Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements, with a total notional value of $210.0 million, matured in August 2011. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. We reduced interest expense by $2.2 million and $4.4 million due to periodic settlements of active swap agreements during the three and six months ended June 30, 2011.

From time to time, we enter into treasury and interest rate locks to manage exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three months ended June 30, 2012, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates approximating 2.20% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.550% Notes. Upon issuance of the 3.550% Notes in the second quarter of 2012, we terminated the interest rate locks and paid $4.8 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $4.7 million, or $2.7 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge. As of June 30, 2012, no interest rate lock cash flow hedges were outstanding.
As of June 30, 2012 and December 31, 2011, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $25.3 million and $23.2 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.4 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as an adjustment to interest expense during the three months ended June 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2012 and 2011 was $1.0 million and $0.4 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2012 was 16.3% and 27.2%, respectively. The effective tax rate for the three and six months ended June 30, 2012 was favorably affected by the second quarter resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, which reduced our second quarter tax provision by approximately $34 million, legal entity restructuring completed during the second quarter and a change in estimated non-deductible penalties relating to certain legal settlements. We record interim income tax expense based upon our anticipated full year effective income tax rate.
Income taxes paid, net of refunds received, were $87.7 million and $107.4 million for the six months ended June 30, 2012 and 2011, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We also have acquired Allied's open tax periods as a result of the 2008 merger. Consequently, we are currently under examination or administrative review by state and local taxing authorities for various tax years. In addition, we are under federal income tax examination for calendar years 2009 and 2010.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2012, we have accrued a liability for penalties of $0.8 million and a liability for interest (including interest on penalties) of $19.7 million related to our uncertain tax positions. The decrease in accrued interest from the prior quarter is attributed to the second quarter resolution of Allied's 2004 - 2008 tax years with the IRS appeals division.
We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits that we expect to settle in the next twelve months are in the range of zero - $5 million.
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
In December 2011, we reached an agreement with the IRS appeals division to settle this issue and all other matters related to Allied's 2000 - 2003 tax years. This issue also impacted Allied's 2004 - 2008 tax years, which were settled with the IRS appeals

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

division during the three months ended June 30, 2012.
Methane Gas
As part of its examination of Allied's 2000 - 2008 federal income tax returns, the IRS reviewed Allied's treatment of costs associated with its landfill operations. As a result of this review, the IRS had proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS' position was that methane gas produced by a landfill is a joint product resulting from operation of the landfill and, therefore, these costs should not be expensed until the methane gas was sold or otherwise disposed.
In December 2011, we resolved all tax matters related to Allied's 2000 - 2003 tax years. Our treatment of costs was sustained and, therefore, no adjustment was made to those tax years. In the second quarter, Allied's 2004 - 2008 tax years were resolved and, again, our position was sustained. This matter is now settled for all past and present tax years.

9. STOCK BASED COMPENSATION
Available Shares
In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the company’s stockholders in May 2011. We currently have 19.2 million shares of common stock reserved for future grants under our Amended and Restated Plan.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	14.3	$26.13
Granted	2.9	29.70
Exercised	(1.6)	22.59		$11.6
Forfeited or expired	(0.2)	29.37
Outstanding at June 30, 2012	15.4	$27.13	4.4	$18.3
Exercisable at June 30, 2012	8.3	$25.87	3.4	$15.9

During the six months ended June 30, 2012 and 2011, compensation expense for stock options was $7.9 million and $7.1 million, respectively.
As of June 30, 2012, total unrecognized compensation expense related to outstanding stock options was $15.6 million, which will be recognized over a weighted average period of 1.9 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the six months ended June 30, 2012:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Other stock awards at December 31, 2011	770.0	$27.17
Granted	280.9	27.71
Vested and issued	(142.7)	26.84
Forfeited	(1.3)	29.79
Other stock awards at June 30, 2012	906.9	$27.39	0.7	$24.0
Vested and unissued at June 30, 2012	523.1	$26.91

During the six months ended June 30, 2012, we awarded our non-employee directors 75,000 restricted stock units, which vested immediately. During the six months ended June 30, 2012, we awarded 169,914 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 13,155 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends. Also, we granted 22,805 shares of restricted stock to an executive that will vest in February 2013.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the six months ended June 30, 2012 and 2011, compensation expense related to restricted stock units and restricted stock totaled $4.8 million and $5.0 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to June 30, 2012, we repurchased 23.5 million shares of our stock for $672.6 million at a weighted average cost per share of $28.67. During the three months ended June 30, 2012, we repurchased 6.0 million shares of our stock for $163.2 million at a weighted average cost per share of $27.06.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2012, the board of directors approved an increase in the quarterly dividend to $0.235 per share. Cash dividends declared were $161.9 million and $151.1 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we recorded a quarterly dividend payable of $80.4 million to stockholders of record at the close of business on July 2, 2012.
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
Earnings per share for the three and six months ended June 30, 2012 and 2011 are calculated as follows (in thousands, except per share amounts):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$149,200	$46,500	$292,100	$204,700
Weighted average common shares outstanding	367,886	378,197	369,442	380,185
Basic earnings per share	$0.41	$0.12	$0.79	$0.54
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$149,200	$46,500	$292,100	$204,700
Weighted average common shares outstanding	367,886	378,197	369,442	380,185
Effect of dilutive securities:
Options to purchase common stock	887	1,826	1,151	1,766
Unvested restricted stock awards	98	143	88	122
Weighted average common and common equivalent shares outstanding	368,871	380,166	370,681	382,073
Diluted earnings per share	$0.40	$0.12	$0.79	$0.54
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	8,416	3,660	7,811	3,202

11. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2012:

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
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at June 30, 2012 and December 31, 2011 were current assets of $0.7 million and $1.6 million, respectively, and current liabilities of $10.8 million and $4.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and six months ended June 30, 2012 and 2011, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Fuel hedges	$(11.9)	$(0.9)	Cost of operations	$0.4	$0.5

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Fuel hedges	$(4.2)	$1.6	Cost of operations	$0.8	$0.4

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

As of June 30, 2012, we had one OCC swap outstanding for 1,500 short tons per month at a contract price of $115.00. We entered into this swap on October 11, 2010, having a commencement date of January 1, 2011 and a termination date of December 31, 2012.

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
We entered into costless collar agreements on forecasted sales of OCC and ONP. The agreements involve combining a purchased put option giving us the right to sell OCC and ONP at an established floor strike price with a written call option obligating us to deliver OCC and ONP at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, no payments will be made or received by us, as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we will be required to pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty will be required to pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.

The following costless collar hedges were outstanding as of June 30, 2012:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	80.00	125.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	136.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	165.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	156.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	106.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	90.00	138.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	95.00	140.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	95.00	148.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges at June 30, 2012 and December 31, 2011 were current assets of $1.4 million, and current liabilities of $1.4 million and $0.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and six months ended June 30, 2012 and 2011, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our recycling commodity hedges on our results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain or (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Recycling commodity hedges	$(0.2)	$(1.0)	Revenue	$0.1	$(2.1)

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Recycling commodity hedges	$(0.5)	$(0.4)	Revenue	$0.2	$(4.0)

Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of June 30, 2012 and December 31, 2011, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$46.1	$46.1	$—	$—
Bonds	38.5	—	38.5	—
Fuel hedges - other current assets	0.7	—	0.7	—
Commodity hedges - other current assets	1.4	—	1.4	—
Total assets	$86.7	$46.1	$40.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$10.8	$—	$10.8	$—
Commodity hedges - other accrued liabilities	1.4	—	1.4	—
Total liabilities	$12.2	$—	$12.2	$—

	Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$100.8	$100.8	$—	$—
Bonds	34.6	—	34.6	—
Fuel hedges - other current assets	1.6	—	1.6	—
Commodity hedges - other current assets	1.4	—	1.4	—
Total assets	$138.4	$100.8	$37.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$4.7	$—	$4.7	$—
Commodity hedges - other accrued liabilities	0.7	—	0.7	—
Total liabilities	$5.4	$—	$5.4	$—

12. SEGMENT REPORTING
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. These reportable segments provide integrated waste management services consisting of collection, transfer station, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2012 and 2011 is shown in the following tables:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended
June 30, 2012:
Eastern	$617.4	$(93.4)	$524.0	$52.7	$105.8	$31.4	$4,458.6
Midwestern	561.8	(105.5)	456.3	52.8	89.4	44.0	3,796.3
Southern	605.0	(85.4)	519.6	57.7	115.4	46.3	4,909.6
Western	666.2	(128.5)	537.7	55.1	112.1	49.7	5,595.7
Corporate entities	26.5	(3.5)	23.0	16.3	(35.7)	16.9	830.1
Total	$2,476.9	$(416.3)	$2,060.6	$234.6	$387.0	$188.3	$19,590.3
Three Months Ended
June 30, 2011:
Eastern	$633.4	$(96.3)	$537.1	$47.6	$136.7	$54.4	$4,450.7
Midwestern	571.3	(104.5)	466.8	54.8	96.4	60.0	3,798.9
Southern	594.6	(80.4)	514.2	57.2	110.3	45.2	4,876.7
Western	668.0	(124.1)	543.9	55.7	117.9	56.6	5,498.4
Corporate entities	28.9	(4.3)	24.6	12.8	(60.1)	(31.7)	1,057.3
Total	$2,496.2	$(409.6)	$2,086.6	$228.1	$401.2	$184.5	$19,682.0

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended
June 30, 2012:
Eastern	$1,209.1	$(179.1)	$1,030.0	$103.7	$216.2	$76.1	$4,458.6
Midwestern	1,081.4	(199.3)	882.1	104.8	163.9	85.5	3,796.3
Southern	1,196.3	(167.7)	1,028.6	115.1	220.0	98.4	4,909.6
Western	1,301.6	(247.5)	1,054.1	108.8	213.0	126.9	5,595.7
Corporate entities	55.1	(6.9)	48.2	35.6	(99.2)	75.6	830.1
Total	$4,843.5	$(800.5)	$4,043.0	$468.0	$713.9	$462.5	$19,590.3
Six Months Ended
June 30, 2011:
Eastern	$1,217.3	$(178.9)	$1,038.4	$99.0	$254.4	$114.3	$4,450.7
Midwestern	1,076.6	(190.9)	885.7	106.4	176.8	115.2	3,798.9
Southern	1,165.4	(156.6)	1,008.8	112.0	229.9	105.6	4,876.7
Western	1,314.1	(241.4)	1,072.7	111.0	240.9	123.9	5,498.4
Corporate entities	54.1	(8.2)	45.9	25.2	(124.6)	22.7	1,057.3
Total	$4,827.5	$(776.0)	$4,051.5	$453.6	$777.4	$481.7	$19,682.0

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
The following table shows our total reported revenue by service line for the three and six months ended June 30, 2012 and 2011 (in millions of dollars or as a percentage of revenue):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Collection:
Residential	$541.1	26.3%	$537.6	25.7%	$1,072.1	26.5%	$1,063.3	26.2%
Commercial	630.9	30.6	627.6	30.1	1,252.0	31.0	1,245.6	30.7
Industrial	391.1	19.0	390.6	18.7	758.8	18.8	744.2	18.4
Other	8.6	0.4	8.0	0.4	16.5	0.4	15.9	0.4
Total collection	1,571.7	76.3	1,563.8	74.9	3,099.4	76.7	3,069.0	75.7
Transfer	248.4		261.3		473.7		492.1
Less: Intercompany	(146.5)		(150.7)		(281.1)		(286.7)
Transfer, net	101.9	4.9	110.6	5.3	192.6	4.8	205.4	5.1
Landfill	483.3		481.7		931.0		903.9
Less: Intercompany	(224.3)		(221.2)		(431.8)		(416.3)
Landfill, net	259.0	12.6	260.5	12.5	499.2	12.3	487.6	12.0
Sale of recyclable materials	97.1	4.7	115.9	5.6	188.1	4.6	221.2	5.5
Other non-core	30.9	1.5	35.8	1.7	63.7	1.6	68.3	1.7
Other	128.0	6.2	151.7	7.3	251.8	6.2	289.5	7.2
Total revenue	$2,060.6	100.0%	$2,086.6	100.0%	$4,043.0	100.0%	$4,051.5	100.0%

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

13. COMMITMENTS AND CONTINGENCIES
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 8, Income Taxes.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $58 million relating to our outstanding legal proceedings as of June 30, 2012, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we used the high ends of the ranges, our aggregate potential liability would have been approximately $83 million higher than the amount recorded as of June 30, 2012.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Countywide Matters
As is discussed in Note 6, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for the landfill recorded as of June 30, 2012 is $54.3 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $73 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic-Ohio, Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Republic-Ohio has owned and operated the landfill since February 1, 1999. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court has consolidated the two actions. We have assumed both the defense and the liability of WMI and WMO in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any further relief the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. Plaintiffs also have abandoned any claims for adverse health effects. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs' qualified statutory nuisance claims. Republic, WMI and WMO have been dismissed from the litigation. We will continue to vigorously defend against the plaintiffs' allegations in the consolidated action.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for further proceedings consistent with its decision in Havel. We will continue to defend this matter vigorously.
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
On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11.0 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities from temporary to full-time employee positions; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City released all claims against us and agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the three months ended June 30, 2012, we successfully concluded our discussions with law enforcement authorities. We also reached settlements with two municipal agencies requiring payments totaling approximately $300,000, which payments have been made. We continue to discuss this matter with three other municipal agencies. We anticipate that we will make payments totaling less than $500,000 to these other municipal agencies in order to fully resolve this matter.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of June 30, 2012 is $83.9 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,800 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing. We intend to vigorously defend against the plaintiffs' allegations in this action.
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
Further, under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a “Withdrawal Event”) would require us to make payments to the plan for our proportionate share of the multiemployer pension plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events with respect to certain of our

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable. We cannot assure you that there will not be a Withdrawal Event, where the amounts we would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Central States, Southeast and Southwest Areas Pension Fund
We have collective bargaining agreements (“CBAs”) with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”). All of these CBAs are or will be under negotiation in 2012 and 2013. As part of these negotiations, we have proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities. In addition, during the three months ended June 30, 2012, the Teamsters ceased to be the designated representative of our employees in our Danville, Illinois facility, which action constituted a Withdrawal Event with respect to this bargaining unit, but which action is being contested by the Teamsters. If we do have a Withdrawal Event or Events with respect to one or more bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. The Fund has estimated that, as of November 15, 2011, our liability upon a complete withdrawal with respect to all bargaining units related to the Fund would be approximately $109 million. Based on information received from the 27 multiemployer pension plans to which we contribute, we believe that our potential liability in the event of a complete withdrawal from the Fund is (a) much greater than our potential liability in the event of a complete withdrawal from any of the 26 other multiemployer pension plans in which we participate and (b) greater than our potential aggregate liability in the event of complete withdrawal from all the 20 other multiemployer pension plans to which we contribute and that are either “critical” or “endangered” as those terms are defined in the Pension Protection Act.
Although one or more potential Withdrawal Events from the Fund are reasonably possible, at this time a loss associated with such a Withdrawal Event is not both probable and reasonably estimable, and we cannot reasonably estimate a range of loss. In the future, a loss may become probable and we may be able to reasonably estimate a range of loss, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be due in installments over a period of 20 years which are unlikely to be material to our cash flow in any period.
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

	June 30, 2012	December 31, 2011
Financing proceeds	$2.2	$22.5
Capping, closure and post-closure obligations	55.8	54.9
Self-insurance	78.1	75.2
Other	2.8	37.0
Total restricted cash and marketable securities	$138.9	$189.6

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. SUBSEQUENT EVENTS
At its meeting held in July 2012, our board of directors approved an increase in our quarterly dividend of approximately 7% to $0.235 per share. The quarterly dividend of $0.235 per share will be paid on October 15, 2012 to stockholders of record on October 1, 2012.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 331 collection operations in 39 states and Puerto Rico. We own or operate 193 transfer stations, 191 active solid waste landfills and 74 materials recovery facilities. We also operate 70 landfill gas and renewable energy projects.
Revenue for the six months ended June 30, 2012 decreased to $4,043.0 million compared to $4,051.5 million for the same period in 2011. This decrease in revenue of 0.2% is due to a decrease in volume of 0.6% and recycling commodities decreases of 0.9%. Partially offsetting these decreases were increases in core price of 0.6%, fuel surcharges of 0.2% and acquisitions, net of divestitures of 0.5%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue	$2,060.6	100.0%	$2,086.6	100.0%	$4,043.0	100.0%	$4,051.5	100.0%
Expenses:
Cost of operations	1,241.0	60.2	1,237.8	59.3	2,444.2	60.4	2,397.5	59.2
Depreciation, amortization and depletion of property and equipment	197.1	9.6	189.7	9.1	393.1	9.7	376.8	9.3
Amortization of other intangible assets and other assets	17.8	0.9	18.9	0.9	35.5	0.9	37.6	0.8
Accretion	19.7	0.9	19.5	1.0	39.4	1.0	39.2	1.0
Selling, general and administrative	198.0	9.6	200.1	9.6	420.5	10.4	404.0	10.0
Loss (gain) on disposition of assets and impairments, net	—	—	19.4	0.9	(3.6)	(0.1)	19.0	0.5
Operating income	$387.0	18.8%	$401.2	19.2%	$713.9	17.7%	$777.4	19.2%

Our pre-tax income was $178.6 million and $401.7 million for the three and six months ended June 30, 2012, respectively, versus $91.3 million and $351.3 million for the comparable 2011 periods, respectively. Our net income attributable to Republic Services, Inc. was $149.2 million and $292.1 million for the three and six months ended June 30, 2012, or $0.40 and $0.79 per diluted share, respectively, versus $46.5 million and $204.7 million, or $0.12 and $0.54 per diluted share for the comparable 2011 periods, respectively.
During each of the three and six months ended June 30, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Selling, General and Administrative Expenses” and our “Income Taxes” discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$178.6	$149.2	$0.40	$91.3	$46.5	$0.12
Negotiation costs - Central States	3.1	1.8	0.01	—	—	—
Loss on extinguishment of debt	110.3	67.4	0.18	199.5	120.3	0.32
Loss on disposition of assets and impairments, net	—	—	—	19.4	18.1	0.05
Adjusted	$292.0	$218.4	$0.59	$310.2	$184.9	$0.49

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$401.7	$292.1	$0.79	$351.3	$204.7	$0.54
Negotiation costs - Central States	3.3	1.9	0.01	—	—	—
Loss on extinguishment of debt	110.3	67.4	0.18	201.3	121.4	0.32
(Gain) loss on disposition of assets and impairments, net	(3.6)	(2.2)	(0.01)	19.0	18.4	0.04
Adjusted	$511.7	$359.2	$0.97	$571.6	$344.5	$0.90

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

Negotiation costs - Central States.  During the three and six months ended June 30, 2012, we incurred costs related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (Central States).
Loss on Extinguishment of Debt. During the three and six months ended June 30, 2012 and 2011, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our "Loss on Extinguishment of Debt" discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Gain) loss on Disposition of Assets and Impairments, Net. During the six months ended June 30, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million primarily related to divestitures in our Eastern Region. During the three and six months ended June 30, 2011, we recorded a loss on disposition of assets and impairments, net of $19.4 million and $19.0 million, respectively, primarily related to a divestiture in our Southern Region.
Recent Developments

In July 2012, we updated our full year 2012 guidance for adjusted diluted earnings per share to reflect current business conditions. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2012 which is not a measure determined in accordance with GAAP:

(Anticipated) Year Ending December 31, 2012
Diluted earnings per share	$ 1.73 - 1.75
Loss on extinguishment of debt	0.18
Negotiation costs - Central States	0.01
Gain on disposition of assets and impairments, net	(0.01)
Adjusted diluted earnings per share	$ 1.91 - 1.93

We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt, negotiation costs - Central States and gain on disposition of assets and impairments, net, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

At its meeting held in July 2012, our board of directors approved an increase in our quarterly dividend of approximately 7% to $0.235 per share. The quarterly dividend of $0.235 per share will be paid on October 15, 2012 to stockholders of record on October 1, 2012.

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
The following table reflects our revenue by service line for the three and six months ended June 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Collection:
Residential	$541.1	26.3%	$537.6	25.7%	$1,072.1	26.5%	$1,063.3	26.2%
Commercial	630.9	30.6	627.6	30.1	1,252.0	31.0	1,245.6	30.7
Industrial	391.1	19.0	390.6	18.7	758.8	18.8	744.2	18.4
Other	8.6	0.4	8.0	0.4	16.5	0.4	15.9	0.4
Total collection	1,571.7	76.3	1,563.8	74.9	3,099.4	76.7	3,069.0	75.7

Transfer	248.4		261.3		473.7		492.1
Less: Intercompany	(146.5)		(150.7)		(281.1)		(286.7)
Transfer, net	101.9	4.9	110.6	5.3	192.6	4.8	205.4	5.1

Landfill	483.3		481.7		931.0		903.9
Less: Intercompany	(224.3)		(221.2)		(431.8)		(416.3)
Landfill, net	259.0	12.6	260.5	12.5	499.2	12.3	487.6	12.0

Sale of recyclable materials	97.1	4.7	115.9	5.6	188.1	4.6	221.2	5.5
Other non-core	30.9	1.5	35.8	1.7	63.7	1.6	68.3	1.7
Other	128.0	6.2	151.7	7.3	251.8	6.2	289.5	7.2

Total revenue	$2,060.6	100.0%	$2,086.6	100.0%	$4,043.0	100.0%	$4,051.5	100.0%

Changes in price are restricted on approximately 50% of our annual revenue. Of these restricted pricing arrangements:

•	approximately 65% are price changes based upon fluctuation in a specific index as defined in the contract (primarily based on consumer price index);

•	approximately 15% are fixed price increases based on stated contract terms; or

•	approximately 20% are price changes based on a cost plus a specific profit margin or other measurement.
The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, most pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.
The following table reflects changes in our revenue for the three and six months ended June 30, 2012 versus the comparable 2011 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Core price	0.6%	1.0%	0.6%	1.0%
Fuel surcharges	(0.1)	1.1	0.2	0.9
Total price	0.5	2.1	0.8	1.9
Volume	(1.3)	(1.0)	(0.6)	(0.9)
Recycling commodities	(1.0)	1.3	(0.9)	1.2
San Mateo and Toronto contract losses	—	(1.4)	—	(1.4)
Total internal growth	(1.8)	1.0	(0.7)	0.8
Acquisitions / divestitures, net	0.6	—	0.5	(0.1)
Total	(1.2)%	1.0%	(0.2)%	0.7%

During the three and six months ended June 30, 2012, we experienced the following changes in our revenue versus the comparable 2011 periods:

•	Core price increased revenue by 0.6% due to positive pricing in our collection and disposal lines of business.

•
Volume decreased revenue by 1.3% and 0.6%, respectively. The quarterly volume declines were primarily in our industrial, landfill and transfer station lines of business due to the acquisition of a large national broker by our competitor, the loss of a large national accounts contract and the loss of certain municipal disposal contracts.  For the six months ended June 30, 2012, the decrease in volume was partially offset by an additional workday versus the comparable 2011 period.

•
Recycling commodities decreased revenue by 1.0% and 0.9%, respectively, primarily due to the change in the market price of materials. Average prices for old corrugated cardboard (OCC) for the three and six months ended June 30, 2012 were $136.65 and $137.76 per ton versus $162.61 and $162.24 per ton for the comparable 2011 periods, a decrease of $25.96 and $24.48 per ton or 16.0% and 15.1%, respectively. Average prices of old newspaper (ONP) for the three and six months ended June 30, 2012 were $111.06 and $110.81 per ton versus $152.09 and $149.55 per ton for the comparable 2011 periods, a decrease of $41.03 and $38.74 per ton or 27.0% and 25.9%, respectively. The declines in prices were partially offset by increased volumes processed.

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

The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Labor and related benefits	$391.5	19.0%	$383.5	18.4%	$780.4	19.3%	$760.7	18.8%
Transfer and disposal costs	157.7	7.7	167.6	8.0	301.0	7.4	316.3	7.8
Maintenance and repairs	170.8	8.3	158.1	7.6	336.7	8.3	305.5	7.5
Transportation and subcontract costs	109.8	5.3	113.3	5.4	216.1	5.3	212.0	5.2
Fuel	132.0	6.4	136.7	6.6	263.2	6.5	255.0	6.3
Franchise fees and taxes	102.5	5.0	100.8	4.8	199.6	4.9	192.5	4.8
Landfill operating costs	32.1	1.6	30.9	1.5	58.8	1.5	58.8	1.5
Risk management	41.3	2.0	42.1	2.0	87.7	2.2	90.0	2.2
Cost of goods sold	33.8	1.6	38.7	1.9	64.5	1.6	72.0	1.8
Other	69.5	3.3	66.1	3.1	136.2	3.5	134.7	3.3
Total cost of operations	$1,241.0	60.2%	$1,237.8	59.3%	$2,444.2	60.5%	$2,397.5	59.2%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations in aggregate dollars and as a percentage of revenue increased $3.2 million and 0.9% and $46.7 million and 1.3%, respectively, for the three and six months ended June 30, 2012 versus the comparable 2011 periods, primarily as a result of the following:

•
Labor and related benefits increased due to wage increases during the three and six months ended June 30, 2012 versus the comparable 2011 periods. Additionally, we incurred higher labor cost due to certain labor relations activities in our Midwestern Region. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower recycling revenue versus the comparable 2011 periods.

•	Maintenance and repairs expense increased due to the increased cost of tires and costs associated with our fleet maintenance initiatives as well as container refurbishment expenses.

•	Transportation and subcontract costs increased during the six months ended June 30, 2012 due to higher special waste volumes and fuel surcharges.

•
Average fuel costs per gallon for the three months ended June 30, 2012 were $3.95 versus $4.01 for the comparable 2011 period, a decrease of $0.06 or 1.5%. Average fuel costs per gallon for the six months ended June 30, 2012 were $3.96 versus $3.81 for the comparable 2011 period, an increase of $0.15 or 3.9%. At current consumption levels, a ten-cent change in the price of diesel fuel changes our fuel costs by approximately $14 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a ten-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $9 million.

•	Franchise fees and taxes increased during the three and six months ended June 30, 2012 primarily due to the acquisition of businesses in franchise markets.
These increases in costs were partially offset by:

•
Transfer and disposal costs decreased during the three and six months ended June 30, 2012 versus the comparable 2011 periods, primarily due to lower disposal prices and lower volumes disposed at third party sites. During the three and six months ended June 30, 2012, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization), versus 66% for the comparable 2011 periods.

•	Transportation and subcontract costs decreased during the three months ended June 30, 2012 primarily due to the loss of a large national accounts contract.

•	Cost of goods sold decreased primarily due to a decline in market value of recycled commodities partially offset by an increase in the volume of commodities processed.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Depreciation and amortization of property and equipment	$128.3	6.2%	$128.5	6.2%	$257.6	6.4%	$256.0	6.3%
Landfill depletion and amortization	68.8	3.4	61.2	2.9	135.5	3.3	120.8	3.0
Depreciation, amortization and depletion expense	$197.1	9.6%	$189.7	9.1%	$393.1	9.7%	$376.8	9.3%

Landfill depletion and amortization expense increased $7.6 million and $14.7 million or, as a percentage of revenue, 0.5% and 0.3%, for the three and six months ended June 30, 2012, respectively, versus the comparable 2011 periods, primarily due to a favorable adjustment to landfill depletion and amortization expense for asset retirement obligations of $7.4 million during the three months ended June 30, 2011 and unfavorable adjustments of $2.8 million and $6.2 million during the three and six months ended June 30, 2012, respectively.
Amortization of Other Intangible and Other Assets
Amortization of intangible and other assets was $17.8 million and $35.5 million or, as a percentage of revenue, 0.9% for the three and six months ended June 30, 2012, versus $18.9 million and $37.6 million or, as a percentage of revenue, 0.9% and 0.8% for the comparable 2011 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements. Amortization of intangible and other assets decreased for the three and six months ended June 30, 2012 primarily due to the full amortization of municipal agreement intangibles acquired from Allied.
Accretion Expenses
Accretion expenses were $19.7 million and $39.4 million or, as a percentage of revenue, 1.0% for the three and six months ended June 30, 2012, versus $19.5 million and $39.2 million or, as a percentage of revenue, 1.0% for the comparable 2011 periods. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges.
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Salaries	$137.3	6.6%	$130.1	6.2%	$287.8	7.1%	$265.8	6.6%
Provision for doubtful accounts	5.6	0.3	5.6	0.3	12.8	0.3	6.1	0.2
Other	55.1	2.7	64.4	3.1	119.9	3.0	132.1	3.2
Total selling, general and administrative expenses	$198.0	9.6%	$200.1	9.6%	$420.5	10.4%	$404.0	10.0%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.

Our selling, general and administrative expenses as a percentage of revenue were consistent for the three months ended June 30, 2012 versus the comparable 2011 period primarily as a result of a $9.2 million decrease in legal fees and settlements. This favorable adjustment was partially offset by higher salaries and related benefits due to wage increases and the expansion of our sales team in the second half of 2011.

Our selling, general and administrative expenses as a percentage of revenue increased 0.4% for the six months ended June 30, 2012 versus the comparable 2011 period primarily as a result of the following:

•	Salaries and related benefits due to wage increases and the expansion of our sales team in the second half of 2011.

•	Provision for doubtful accounts increased due to an increase in unrecoverable amounts from certain customers and the recovery of accounts previously written-off during the first quarter of 2011.
These increases in costs were partially offset by the net favorable adjustment related to certain legal matters during the six months ended June 30, 2012.
Loss (Gain) on Disposition of Assets and Impairments, Net
During the six months ended June 30, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million. During the three and six months ended June 30, 2011, we recorded a net loss on disposition of assets and impairments of $19.4 million and $19.0 million, respectively. We disposed of businesses in three markets in our Southern Region during the three months ended June 30, 2011, resulting in a gain of $17.1 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.5 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs. Separately, during the three months ended June 30, 2011 we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill in our Western Region.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest expense on debt and capital lease obligations	$85.5	$94.8	$174.1	$189.6
Accretion of debt discounts	3.8	6.0	8.7	16.1
Accretion of environmental and self-funded risk reserves	11.5	12.4	23.8	24.5
Less: capitalized interest	(2.0)	(1.8)	(3.5)	(3.1)
Total interest expense	$98.8	$111.4	$203.1	$227.1

The decrease in interest expense and accretion of debt discounts during the three and six months ended June 30, 2012 versus the comparable 2011 periods is primarily due to refinancing certain of our higher interest rate debt in 2011. Cash paid for interest was $177.0 million and $200.9 million for the six months ended June 30, 2012 and 2011, respectively.
The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is accreted to interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of June 30, 2012 on the outstanding debt assumed from Allied are as follows (in millions):

		Expected
		Accretion
	Remaining	Over the Next
	Discount	Twelve Months
$99.5 million 9.250% debentures due May 2021	1.9	0.1
$360.0 million 7.400% debentures due September 2035	41.7	0.5
Other, maturing 2014 through 2031	3.1	2.6
Total	$46.7	$3.2

Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs during the three and six months ended June 30, 2012 and 2011:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012:
Credit Facilities	Second	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	Second	750.0	25.8	71.0	96.8
Tax-exempt financings	Second	—	—	11.9	11.9
Ineffective portion of interest rate lock settlements	Second	—	0.1	—	0.1
Loss on extinguishment of debt for the six months ended June 30, 2012			$25.9	$84.4	$110.3

2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
Loss on extinguishment of debt for the six months ended June 30, 2011			$87.8	$113.5	$201.3
See also our "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2012 was 16.3% and 27.2%, respectively. The effective tax rate for the three and six months ended June 30, 2012 was favorably affected by the second quarter resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, which reduced our second quarter tax provision by approximately $34 million, legal entity restructuring completed during the second quarter and a change in estimated non-deductible penalties relating to certain legal settlements. We record interim income tax expense based upon our anticipated full year effective income tax rate.
Income taxes paid, net of refunds received, were $87.7 million and $107.4 million for the six months ended June 30, 2012 and 2011, respectively.
Reportable Segments
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2012 and 2011 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2012:
Eastern	$524.0	$52.7	$—	$52.7	$(0.5)	$105.8	20.2%
Midwestern	456.3	52.8	—	52.8	(0.1)	89.4	19.6
Southern	519.6	57.7	—	57.7	0.6	115.4	22.2
Western	537.7	55.1	—	55.1	—	112.1	20.8
Corporate entities	23.0	12.8	3.5	16.3	—	(35.7)	—
Total	$2,060.6	$231.1	$3.5	$234.6	$—	$387.0	18.8%
Three Months Ended June 30, 2011:
Eastern	$537.1	$54.2	$(6.6)	$47.6	$(2.7)	$136.7	25.5%
Midwestern	466.8	54.8	—	54.8	(0.1)	96.4	20.7
Southern	514.2	57.2	—	57.2	(11.5)	110.3	21.5
Western	543.9	56.2	(0.5)	55.7	(7.0)	117.9	21.7
Corporate entities	24.6	12.8	—	12.8	1.9	(60.1)	—
Total	$2,086.6	$235.2	$(7.1)	$228.1	$(19.4)	$401.2	19.2%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2012:
Eastern	$1,030.0	$104.0	$(0.3)	$103.7	$3.1	$216.2	21.0%
Midwestern	882.1	104.8	—	104.8	(0.1)	163.9	18.6
Southern	1,028.6	115.3	(0.2)	115.1	0.6	220.0	21.4
Western	1,054.1	108.8	—	108.8	—	213.0	20.2
Corporate entities	48.2	25.7	9.9	35.6	—	(99.2)	—
Total	$4,043.0	$458.6	$9.4	$468.0	$3.6	$713.9	17.7%
Six Months Ended June 30, 2011:
Eastern	$1,038.4	$105.6	$(6.6)	$99.0	$(3.7)	$254.4	24.5%
Midwestern	885.7	106.4	—	106.4	(0.6)	176.8	20.0
Southern	1,008.8	112.1	(0.1)	112.0	(11.6)	229.9	22.8
Western	1,072.7	111.5	(0.5)	111.0	(5.4)	240.9	22.5
Corporate entities	45.9	25.2	—	25.2	2.3	(124.6)	—
Total	$4,051.5	$460.8	$(7.2)	$453.6	$(19.0)	$777.4	19.2%

Corporate entities include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other typical administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2012 with the comparable 2011 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.

Eastern Region
Revenue for the three and six months ended June 30, 2012 declined due primarily to declines in volume in our collection and transfer station lines of business, coupled with lower recycling commodity revenue. The volume declines were primarily due to the loss of a large national accounts contract and the loss of certain disposal contracts. These decreases were partially offset by an increase in volume in our landfill line of business.
For the three and six months ended June 30, 2012, operating margins were 20.2% and 21.0%, respectively, versus 25.5% and 24.5% for the comparable 2011 periods. The decrease in operating margins is due primarily to higher labor, landfill operating, repair and maintenance, sales and marketing, and legal settlement expenses. These unfavorable items were partially offset by lower transfer and disposal costs primarily due to lower disposal prices and lower volumes disposed at third party sites during the three and six months ended June 30, 2012. Operating margins for the six months ended June 30, 2012 were also unfavorably impacted due to higher fuel costs versus the comparable 2011 period.
Midwestern Region
Revenue for the three and six months ended June 30, 2012 declined due to a decline in volumes in our landfill and transfer station lines of business and a decline in recycling commodity revenue. The volume declines were primarily due to the loss of a large national accounts contract as well as special waste event work not recurring in the current period. These decreases were partially offset by an increase in core price growth in all lines of business and an increase in volumes in our collection lines of business.
For the three and six months ended June 30, 2012, operating margins were 19.6% and 18.6%, respectively, versus 20.7% and 20.0% for the comparable 2011 periods. The decrease in operating margins is due primarily to increased labor costs due to wage increases and certain labor relations activities during the three and six months ended June 30, 2012 versus the comparable 2011 periods. Higher subcontract and transportation costs, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins. These unfavorable items were partially offset by decreased legal settlement expenses during the six months ended June 30, 2012.
Southern Region
Revenue for the three and six months ended June 30, 2012 benefited primarily from core price growth and increased volumes in all lines of business except transfer station. These increases were partially offset by a decrease in recycling commodity revenue.
For the three and six months ended June 30, 2012, operating margins were 22.2% and 21.4%, respectively, versus 21.5% and 22.8% for the comparable 2011 periods. Operating margins for the three months ended June 30, 2012 increased primarily due to the impairment charge related to the disposition of businesses in three markets during the three months ended June 30, 2011. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.5 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs partially offset by a gain of $17.1 million. During the three and six months ended June 30, 2012, margins were negatively impacted by higher labor, subcontract and transportation, and repair and maintenance expenses. For the six months ended June 30, 2012, labor increased related to a new recycling center as well as acquisitions versus the comparable 2011 period.
Western Region
Revenue for the three and six months ended June 30, 2012 declined due to a decline in volumes in our residential collection, landfill and transfer station lines of business as well as lower recycling commodity revenue. The volume declines were primarily due to the loss of certain residential contracts as well as competitive disposal pricing and special waste event work not recurring in the current period. These decreases were partially offset by an increase in core price growth in all lines of business and an increase in volumes in our commercial collection line of business.
For the three and six months ended June 30, 2012, operating margins were 20.8% and 20.2%, respectively, versus 21.7% and 22.5% for the comparable 2011 periods. The decrease in operating margins is due primarily to the decrease in special waste event work not recurring during the three and six months ended June 30, 2012. Additionally, franchise fees increased due to acquisitions in franchise markets. Higher labor, cost of goods sold, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins. Partially offsetting these unfavorable items is lower impairment expense during the current period. During the three months ended June 30, 2011, we recorded a $7.2 million charge related to expected losses from the divestiture of a business and the write-off of goodwill associated with that business.

Corporate Entities
During the three and six months ended June 30, 2012, the corporate entities had operating losses of $35.7 million and $99.2 million, respectively, versus $60.1 million and $124.6 million for the comparable 2011 periods. Operating losses for the three and six months ended June 30, 2012 were favorably impacted by adjustments related to certain legal matters and a favorable remediation adjustment. These favorable adjustments were partially offset by unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills. Corporate expenses also include general and administrative salary and benefit related expenses, legal, consulting and professional fees as well as other expenses.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated for the six months ended June 30, 2012:

	Balance as of December 31, 2011	Permits Granted, Net of Closures	Airspace Consumed	Balance as of June 30, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8	5.4	(36.9)	4,590.3
Probable expansion airspace	166.5	—	—	166.5
Total cubic yards (in millions)	4,788.3	5.4	(36.9)	4,756.8
Number of sites:
Permitted airspace	191			191
Probable expansion airspace	8			8

As of June 30, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of June 30, 2012, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the six months ended June 30, 2012, total available airspace decreased by 31.5 million cubic yards, net, primarily due to airspace consumed offset by new expansions.
As of June 30, 2012, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 52 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 60 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2012, accrued final capping, closure and post-closure costs were $1,068.3 million, of which $94.5 million is current and $973.8 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for the Countywide Landfill recorded as of June 30, 2012 is $54.3 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $73 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of June 30, 2012 is $83.9 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $154 million.
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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the six months ended June 30, 2012 and the future expected investment as of June 30, 2012 (in millions):

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2012
Non-depletable landfill land	$161.8	$3.1	$(0.1)	$—	$—	$1.2	$—	$166.0
Landfill development costs	4,763.3	4.0	—	(0.3)	17.1	32.6	8.0	4,824.7
Construction-in-progress - landfill	187.3	126.4	—	—	—	(130.8)	—	182.9
Accumulated depletion and amortization	(1,735.7)	(126.0)	—	0.3	—	96.3	(9.4)	(1,774.5)
Net investment in landfill land and development costs	$3,376.7	$7.5	$(0.1)	$—	$17.1	$(0.7)	$(1.4)	$3,399.1

	Balance as of June 31, 2012	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.0	—	$166.0
Landfill development costs	4,824.7	6,424.2	11,248.9
Construction-in-progress - landfill	182.9	—	182.9
Accumulated depletion and amortization	(1,774.5)	—	(1,774.5)
Net investment in landfill land and development costs	$3,399.1	$6,424.2	$9,823.3

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense as of and for the six months ended June 30:

	Six Months Ended June 30,
	2012	2011
Number of landfills owned or operated	191	193
Net investment, excluding non-depletable land (in millions)	$3,233.1	$3,181.7
Total estimated available disposal capacity (in millions of cubic yards)	4,756.8	4,753.0
Net investment per cubic yard	$0.68	$0.67
Landfill depletion and amortization expense (in millions)	$135.5	$120.8
Accretion expense (in millions)	39.4	39.2
	$174.9	$160.0
Airspace consumed (in millions of cubic yards)	36.9	38.9
Depletion, amortization and accretion expense per cubic yard of airspace	$4.74	$4.11

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions. The increase in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills.
During the six months ended June 30, 2012, our weighted-average compaction rate was approximately 1,900 pounds per cubic yard based on our three-year historical moving average as compared to 1,800 pounds per cubic yard for the six months ended June 30, 2011. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of June 30, 2012, we expect to spend an estimated additional $6.4 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.7 billion or $2.03 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2012 and 2011 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2011	$48.1	$1,037.0	$543.7	$418.3
Non-cash additions	—	17.1	—	—
Acquisitions/divestitures and other adjustments	—	(1.9)	(9.2)	—
Asset retirement obligation adjustments	—	8.0	—	—
Accretion expense	—	39.4	16.1	2.2
Additions charged to expense	12.8	—	—	190.7
Payments or usage	(15.7)	(31.3)	(30.6)	(188.1)
Balance, June 30, 2012	45.2	1,068.3	520.0	423.1
Less: current portion	(45.2)	(94.5)	(86.8)	(128.2)
Long-term portion	$—	$973.8	$433.2	$294.9

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	16.4	—	—
Acquisition and other adjustments	—	14.4	—	—
Asset retirement obligation adjustments	—	(15.0)	—	—
Accretion expense	—	39.2	16.5	2.9
Additions charged to expense	6.1	—	3.0	190.8
Payments or usage	(9.9)	(35.2)	(16.2)	(190.3)
Balance, June 30, 2011	47.1	1,066.3	555.4	420.6
Less: Current portion	(47.1)	(96.7)	(91.2)	(121.0)
Long-term portion	$—	$969.6	$464.2	$299.6

As of June 30, 2012, accounts receivable were $845.3 million, net of allowance for doubtful accounts of $45.2 million, resulting in days sales outstanding of 37, or 23 days net of deferred revenue. In addition, at June 30, 2012, our accounts receivable in excess of 90 days old totaled $51.2 million, or 5.8% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended June 30, 2012 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2012
Other land	$375.1	$—	$(1.4)	$3.6	$—	$—	$—	$377.3
Non-depletable landfill land	161.8	3.1	(0.1)	—	—	—	1.2	166.0
Landfill development costs	4,763.3	4.0	—	(0.3)	17.1	8.0	32.6	4,824.7
Vehicles and equipment	4,515.1	263.0	(36.1)	6.6	—	—	4.2	4,752.8
Buildings and improvements	802.8	22.3	(13.2)	7.1	—	—	3.4	822.4
Construction-in-progress - landfill	187.3	126.4	—	—	—	—	(130.8)	182.9
Construction-in-progress - other	47.3	39.2	—	—	—	—	(7.9)	78.6
Total	$10,852.7	$458.0	$(50.8)	$17.0	$17.1	$8.0	$(97.3)	$11,204.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2012
Landfill development costs	$(1,735.7)	$(126.0)	$—	$0.3	$(9.4)	$96.3	$(1,774.5)
Vehicles and equipment	(2,119.1)	(240.9)	32.8	1.5	—	—	(2,325.7)
Buildings and improvements	(205.6)	(18.1)	1.6	0.3	—	—	(221.8)
Total	$(4,060.4)	$(385.0)	$34.4	$2.1	$(9.4)	$96.3	$(4,322.0)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2012 and 2011 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$695.0	$795.6
Net cash used in investing activities	(452.9)	(472.2)
Net cash used in financing activities	(239.1)	(91.2)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2012 and 2011 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $196.4 million in the six months ended June 30, 2012 versus a decrease of $66.5 million in the comparable 2011 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $30.5 million during the six months ended June 30, 2012 due to timing of billings net of collections as compared to a $47.6 million increase in accounts receivable, exclusive of the change in allowance for doubtful accounts during the comparable 2011 period.

•
At December 31, 2011 and 2010, we recorded a tax receivable of $68.4 million and $69.8 million, respectively primarily due to the effects of current deductions for property placed into service during the fourth quarter, referred to as “Bonus Depreciation.” We received refunds of approximately $50 million in each of the first quarters of 2012 and

2011. As of June 30, 2012 and 2011, we recorded a tax receivable of $53.0 million and $6.3 million, respectively, related to IRS settlements and overpayments to federal and state jurisdictions. This fluctuation caused a $48.3 million decrease in working capital during the six month period ended June 30, 2012 as compared to the same period in 2011.

•	Income taxes paid, net of refunds received, were $87.7 million and $107.4 million for the six months ended June 30, 2012 and 2011, respectively.

•	During the first quarter of 2012, we paid synergy incentive plan bonuses of approximately $68 million.

•
Deferred revenue increased $32.7 million during the six months ended June 30, 2012 due to timing of billings as compared to an $8.6 million increase in deferred revenue during the comparable 2011 period.

•
Cash paid for environmental remediation was $14.4 million higher during the six months ended June 30, 2012 than the comparable 2011 period primarily due to remediation work performed at one of our landfill sites in our Western Region.

•
On December 29, 2011, we signed a settlement agreement with the City of Chicago under which we paid the City $11.0 million in January 2012. In addition, we paid $29.5 million to settle the Livingston matter. See further discussion in Note 13, Commitments and Contingencies.

•	Cash paid for interest was $23.9 million lower during the six months ended June 30, 2012 than the comparable 2011 period due to refinancing of our higher interest rate debt.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2012 and 2011 are summarized below:
Capital expenditures. Capital expenditures during the six months ended June 30, 2012 were $462.5 million, compared with $481.7 million in the comparable 2011 period. Property and equipment received during the six months ended June 30, 2012 and 2011 were $458.0 million  and $387.6 million, respectively.
Cash used in acquisitions. During the six months ended June 30, 2012, we paid $71.8 million for acquisitions of collection, recycling and transfer station businesses primarily in our Western and Eastern Regions. During the six months ended June 30, 2011, we acquired various solid waste businesses for which we paid $28.0 million.
Cash proceeds from divestitures. During the six months ended June 30, 2012, we divested of a collection business in our Eastern Region and certain assets associated with our rail logistics business for which we received $9.6 million. During the six months ended June 30, 2011, we divested of certain assets in our Southern, Western and Eastern Regions for which we received $10.4 million.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $50.7 million and $12.7 million to our investing activities during the six months ended June 30, 2012 and 2011, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $20.3 million and $10.5 million during the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we paid $29.5 million to settle the Livingston matter that was funded through a restricted escrow account in 2011.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2012 and 2011 are summarized below:

Net debt repayments and borrowings. Proceeds from notes payable and long term debt were $99.4 million during the six months ended June 30, 2012 versus net proceeds of $436.1 million in the comparable 2011 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax exempt financings and refinancing of our credit facilities as well as purchasing and retiring certain indebtedness were $42.0 million during the six months ended June 30, 2012 versus $145.4 in the comparable 2011 period.
Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to June 30, 2012, we repurchased 23.5 million shares of our stock for $672.6 million at a weighted average cost per share of $28.67. During the six months ended June 30, 2012, we repurchased 6.3 million shares of our stock for $171.8 million at a weighted average cost per share of $27.19.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2012, the board of directors approved an increase in the quarterly dividend to $0.235 per share. Dividends paid were $163.0 million and $152.5 million during the six months ended June 30, 2012 and 2011, respectively.

Financial Condition
As of June 30, 2012, we had $69.3 million of cash and cash equivalents and $138.9 million of restricted cash deposits and restricted marketable securities, including $2.2 million of restricted cash held for capital expenditures under certain debt facilities.
Credit Facilities

In May 2012, we amended and restated our $1.25 billion unsecured revolving credit facility due September 2013 (the Amended and Restated Credit Facility) to extend the maturity to May 2017. The Amended and Restated Credit Facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Amended and Restated Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 1 does not extend the maturity date under the Existing Credit Facility, which matures in April 2016.

In connection with entering into the Amended and Restated Credit Facility and Amendment No. 1 to the Existing Facility, the guarantees by our subsidiary guarantors with respect to the Amended and Restated Credit Facility and the Existing Credit Facility were released. As a result, the guarantees by our subsidiary guarantors with respect to all of Republic's outstanding senior notes also were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) with respect to the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.

As of June 30, 2012 and December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 1.34% and 3.25%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2012 and December 31, 2011, we had $51.5 million and $34.4 million of Eurodollar Rate borrowings. We had $919.5 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,279.0 million and $1,515.4 million of availability under our Credit Facilities, at June 30, 2012 and December 31, 2011, respectively.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted

Credit Facility) bearing interest at LIBOR, plus an applicable margin. As of June 30, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.20%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. As of June 30, 2012, we had $68.7 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated at any time by either party.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At June 30, 2012, our EBITDA to interest ratio was 5.83 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.93 compared to the 3.50 maximum allowed by the covenants. At June 30, 2012, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2012.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Senior Notes and Debentures
During the three months ended June 30, 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are our unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste of North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and the remainder for general corporate purposes.
Tax-Exempt Financings
As of June 30, 2012 and December 31, 2011, we had $1,060.2 million and $1,126.4 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of June 30, 2012 and December 31, 2011, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $3.1 million and $15.8 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
As of June 30, 2012, approximately 80% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
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
As of June 30, 2012, we had $138.9 million of restricted cash and marketable securities, of which $2.2 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash also includes amounts held in trust as a financial guarantee of our performance.

Credit Rating
We have received investment grade credit ratings. As of June 30, 2012, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash provided by operating activities	$360.8	$361.9	$695.0	$795.6
Purchases of property and equipment	(188.3)	(184.5)	(462.5)	(481.7)
Proceeds from sales of property and equipment	16.6	9.4	21.4	16.3
Free cash flow	$189.1	$186.8	$253.9	$330.2

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table provides a reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$188.3	$184.5	$462.5	$481.7
Adjustments for property and equipment received during the prior period but paid for in the following period, net	63.3	34.1	(4.5)	(94.1)
Property and equipment received during the period	$251.6	$218.6	$458.0	$387.6

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
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the six months ended June 30, 2012 and 2011 was $188.1 million and $221.2 million, respectively.
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
At June 30, 2012, we had approximately $850 million of floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.

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
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 to our unaudited consolidated financial statements, Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 6 to our unaudited consolidated financial statements, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 8 to our unaudited consolidated financial statements, Income Taxes. See also our Form 10-Q for the prior quarter in this fiscal year, which contains information regarding one proceeding that was resolved in the prior quarter.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $58 million relating to our outstanding legal proceedings as of June 30, 2012, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we used the high ends of the ranges, our aggregate potential liability would have been approximately $83 million higher than the amount recorded as of June 30, 2012.
General Legal Proceedings
Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Republic-Ohio has owned and operated the landfill since February 1, 1999. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court has consolidated the two actions. We have assumed both the defense and the liability of WMI and WMO in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any further relief the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. Plaintiffs also have abandoned any claims for adverse health effects. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs' qualified statutory public nuisance claims. Republic, WMI and WMO have been dismissed from the litigation. We will continue to vigorously defend against the plaintiffs' allegations in the consolidated action.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for further proceedings consistent with its decision in Havel. We will continue to defend this matter vigorously.
Compensation Matter
In May 2011, one of our shareholders sued Republic Services, Inc., its directors, and several executive officers in the Court of Chancery in Delaware challenging certain compensation decisions that were made by the Board of Directors or its Compensation Committee. The lawsuit is purportedly brought on behalf of our company against all of our directors and several executive officers. In particular, the plaintiff's amended complaint: (1) challenges certain payments totaling $3.05 million made to our former Chief Executive Officer, James O'Connor, under his June 25, 2010 Retirement Agreement; (2) contends that the company committed “waste” by awarding restricted stock units that vest over time (some of which would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that the Company may not pay any bonuses under its Synergy Incentive Plan because net earnings purportedly have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses the company purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants filed motions to dismiss the amended complaint. On June 29, 2012, the Court of Chancery denied defendants' motion with respect to the claim related to the granting of restricted stock units to directors and granted the motion with respect to all other claims. The defendants will continue to defend the remaining claim vigorously.
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
On December 29, 2011, we signed a settlement agreement with the City under which we have: (1) paid the City $11.0 million in January 2012; (2) agreed to convert 79 positions at our Chicago transfer station and materials recovery facilities from temporary to full-time employee positions; and (3) released any claims we might have due to alleged shortfalls in the amount of waste delivered by the City under one of our contracts. In exchange, the City released all claims against us and agreed that we may continue to perform our existing contracts and that we will remain eligible to bid on future City contracts.

During the quarter ended June 30, 2012, we successfully concluded our discussions with law enforcement authorities. We also reached settlements with two municipal agencies requiring payments totaling approximately $300,000, which payments have been made. We continue to discuss this matter with three other municipal agencies. We anticipate that we will make payments totaling less than $500,000 to these other municipal agencies in order to fully resolve this matter.
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,800 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing. We intend to vigorously defend against the plaintiffs' allegations in this action.
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
Forward Matters
The District Attorney for San Joaquin County filed a civil action against Forward, Inc. (Forward) and Allied Waste Industries, Inc. (Allied) on February 14, 2008 in the Superior Court of California, County of San Joaquin. The complaint seeks civil penalties of $2,500 for each alleged violation, but no less than $10.0 million, and an injunction against Forward and Allied for alleged permit and regulatory violations at the Forward Landfill. The District Attorney contends that the alleged violations constitute unfair business practices under the California Business and Professions Code section 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq., and 25500, et seq. Although the complaint is worded very broadly and does not identify specific permit or regulatory violations, the District Attorney has articulated three primary concerns in past communications, alleging that the landfill: (1) used green waste containing food as alternative daily cover, (2) exceeded its daily solid waste tonnage receipt limitations under its solid waste facility permit, and (3) received hazardous waste in violation of its permit (i.e., auto shredder waste). Additionally, the District Attorney alleges that landfill gas measured by a monitoring probe at the property boundary has exceeded an action level of five percent methane. This matter has settled. Forward has paid the District Attorney's office and the County's Local Enforcement Agency (LEA) $125,000 as reimbursement for their investigative costs. Forward also has stipulated to an injunction requiring the landfill to comply with five specific requirements of its permit and applicable state regulations, including reporting to the LEA any tonnage receipts in excess of permit limits. Forward and Allied did not admit any liability and received a full release of all claims alleged in the complaint or that could have been alleged based on conditions known to the LEA through February 14, 2012.
On March 2, 2011, the U.S. Environmental Protection Agency (EPA) Region IX and the San Joaquin Valley Air Pollution Control District filed a civil action against Forward in the U.S. District Court for the Northern District of California. The complaint seeks civil penalties of up to $75,000 for each day of alleged violation, an order directing Forward to comply with various Clean Air Act regulations and the landfill's Title V permit, and unspecified injunctive relief. The facility is jointly regulated by the EPA and the San Joaquin Valley Air Pollution Control District. The alleged violations include operating gas collection wellheads at greater than 15% oxygen, experiencing a subsurface oxidation event on multiple occasions, submitting inaccurate compliance certifications, and operating a compost facility and associated equipment without a permit. We have entered into a consent decree that resolves this matter and that has been approved by the court. Under the consent decree, we will, among other things, pay a civil penalty of $200,000, replace 19 trucks in the Stockton and Fresno, California areas with alternative fuel or newer diesel engine trucks by the end of 2013, and file for a modification of our Title V permit.
Sunshine Canyon Matter

On November 17, 2009, the South Coast Air Quality Management District (SCAQMD) issued a petition for an order for abatement as a result of a series of odor complaints and notices of violation alleged to be associated with the operations at the Sunshine Canyon Landfill located in Sylmar, California. The petition described eight notices of violation beginning in November 2008 and continuing to November 2009. The SCAQMD's independent Hearing Board held a series of public hearings between December 2009 and March 2010, after which it issued a final order (Order) that requires certain operational changes aimed at odor control, and further requires the landfill to perform several studies regarding odor control techniques, equipment and site meteorology. In July 2010, the Hearing Board approved an amended Order suspending certain operational requirements contained in the initial Order pending completion of additional odor control studies. In September 2010, the County of Los Angeles Department of Public Works (Department) issued a directive to Sunshine Canyon requiring certain corrective measures aimed at reducing odors. Since September 2010 and continuing through 2012, the landfill has received several additional notices of violation from the SCAQMD based on confirmed odor complaints from the neighborhood near the landfill. On December 3, 2011, following public hearings, the Hearing Board entered a third stipulated amended order for abatement requiring the landfill to expand its landfill gas collection system and to undertake additional odor abatement measures, and also granted permission to install a temporary landfill gas flare to control potential odors from landfill gas. We have entered into a settlement that resolves SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions notices of violation received by the landfill from the SCAQMD through June 30, 2012. Per the terms of the settlement, we do not admit any liability and agreed to pay the SCAQMD $467,500 for a release of these claims.

Lorain County Landfill Matter

Since 2006, the Lorain County Landfill located in Lorain, Ohio has agreed to two consensual Director's Final Findings and Orders (DFFOs) issued by the Ohio Environmental Protection Agency related to operational issues, including odor nuisances. The Ohio Attorney General's office has advised us that it intends to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc. (Developments), which has operated and maintained the landfill's gas collection system, for violations that are alleged to continue to occur in violation of the DFFOs and are related to alleged continuing nuisance odors. We are engaging in discussions with representatives of the Attorney General's office to attempt to amicably resolve the State's issues and to negotiate a consent order that would be filed with the common pleas court. The Attorney General's office has communicated a settlement demand to Lorain County Landfill, LLC. We understand that the Attorney General's office also is seeking a penalty against Developments. The Attorney General's office also is seeking injunctive relief related to ongoing landfill operations, including the landfill gas collection and control system. Settlement discussions with the Attorney General's office are ongoing.
Queen Creek Matter

The Maricopa County Air Quality Department (AQD) issued a notice of violation (NOV) to the Maricopa County Solid Waste Department (Solid Waste) in March 2010 and to the Town of Queen Creek (Queen Creek) and Allied Waste Industries (Arizona), Inc. (Allied Waste) in October 2010 relating to the Queen Creek Landfill. The NOV alleges violations of the Clean Air Act relating to the landfill while it was in operation. The landfill was owned by Maricopa County and operated by Allied Waste under contract with Queen Creek between 1996 and 2007, at which time it was closed. The NOV alleges the failure to design, install and operate a landfill gas collection control system, failure to timely apply for an air quality permit, and failure to provide required reports relating to landfill capacity, status and closure. Under the terms of several intergovernmental agreements between Maricopa County and Queen Creek, Maricopa County agreed to be responsible for the majority of activities that are the subject of the NOVs and to indemnify Queen Creek and its contractors for Maricopa County's failure to meet its obligations under the agreements. Along with Queen Creek and Solid Waste, Allied Waste agreed to settle the allegations without admitting any liability. The parties have entered into an order for abatement by consent that requires a monetary payment by the parties to AQD and requires Solid Waste to obtain a Title V permit for the closed landfill and have sole responsibility for the landfill in the future. Allied Waste's share of the payment to AQD, on behalf of itself and its indemnitee Queen Creek, is $710,000.

ITEM 1A.	RISK FACTORS.
There were no material changes during the six months ended June 30, 2012 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2012:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 2012	734,242	$30.33	734,242	$618,195,034
May 2012	4,360,662	$26.73	4,360,662	$501,654,767
June 2012	943,762	$26.06	937,054	$477,224,374
	6,038,666		6,031,958

(a)
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). The 2011 Program was publicly announced on August 15, 2011. Previously, our board of directors approved a share repurchase program pursuant to which we were authorized to repurchase up to $400.0 million of our outstanding shares of common stock through December 31, 2011 (the 2010 Program). The 2010 Program was publicly announced on November 4, 2010. The authorization under the 2011 Program was in addition to the authorization then remaining under the 2010 Program. During the third quarter of 2011, we completed our share purchases under the 2010 Program. Share repurchases under the programs may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the programs, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 6,708 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock. The table above includes 734,242 shares that were repurchased in March 2012 for $22.3 million that did not settle until April 2012.

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
1.1
Underwriting Agreement, dated as of May 14, 2012, among Republic Services, Inc. and Deutsche Bank Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated May 21, 2012).

4.1
Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 8, 2012).

4.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each of the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 8, 2012).

4.3
Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 21, 2012).

4.4
First Supplemental Indenture, dated as of May 21, 2012, to the Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 3.55% Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 21, 2012).

10.1+
Retirement Agreement, effective June 22, 2012, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 25, 2012)

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

REPUBLIC SERVICES, INC.

Date:	July 27, 2012	By:	/S/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2012	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)