Form 10-Q
period 2012-09-30
REPUBLIC SERVICES, INC.
filed 2012-11-02
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 18, 2012, the registrant had outstanding 364,702,791 shares of Common Stock, par value $.01 per share (excluding treasury shares of 39,793,579).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74.0	$66.3
Accounts receivable, less allowance for doubtful accounts of $44.8 and $48.1, respectively	854.2	825.8
Prepaid expenses and other current assets	217.9	215.9
Deferred tax assets	123.9	157.7
Total current assets	1,270.0	1,265.7
Restricted cash and marketable securities	132.9	189.6
Property and equipment, net	6,903.2	6,792.3
Goodwill	10,678.2	10,647.0
Other intangible assets, net	371.9	409.6
Other assets	278.1	247.3
Total assets	$19,634.3	$19,551.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490.6	$563.6
Notes payable and current maturities of long-term debt	44.4	34.8
Deferred revenue	311.1	290.2
Accrued landfill and environmental costs, current portion	185.4	184.2
Accrued interest	71.6	72.2
Other accrued liabilities	596.1	752.5
Total current liabilities	1,699.2	1,897.5
Long-term debt, net of current maturities	7,060.0	6,887.0
Accrued landfill and environmental costs, net of current portion	1,419.6	1,396.5
Deferred income taxes and other long-term tax liabilities	1,165.3	1,161.1
Self-insurance reserves, net of current portion	288.1	303.9
Other long-term liabilities	260.5	222.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 404.4 and 402.1 issued including shares held in treasury, respectively	4.0	4.0
Additional paid-in capital	6,563.3	6,495.6
Retained earnings	2,361.3	2,164.7
Treasury stock, at cost (39.8 and 32.2 shares, respectively)	(1,169.6)	(961.5)
Accumulated other comprehensive loss, net of tax	(19.8)	(21.5)
Total Republic Services, Inc. stockholders’ equity	7,739.2	7,681.3
Noncontrolling interests	2.4	2.1
Total stockholders’ equity	7,741.6	7,683.4
Total liabilities and stockholders’ equity	$19,634.3	$19,551.5

The accompanying notes are an integral part of these statements.
REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,046.9	$2,116.2	$6,089.9	$6,167.7
Expenses:
Cost of operations	1,280.5	1,260.0	3,722.2	3,657.5
Depreciation, amortization and depletion	203.5	215.0	632.1	629.4
Accretion	19.7	19.4	59.1	58.6
Selling, general and administrative	193.8	207.5	613.5	611.5
Negotiation and withdrawal costs - Central States	31.3	—	34.6	—
Loss (gain) on disposition of assets and impairments, net	0.2	5.8	(3.4)	24.8
Operating income	317.9	408.5	1,031.8	1,185.9
Interest expense	(93.2)	(108.3)	(296.3)	(335.4)
Loss on extinguishment of debt	(2.3)	(6.0)	(112.6)	(207.3)
Interest income	0.3	—	0.8	0.3
Other income, net	0.4	1.8	1.1	3.8
Income before income taxes	223.1	296.0	624.8	647.3
Provision for income taxes	70.3	102.4	179.7	249.4
Net income	152.8	193.6	445.1	397.9
Net (income) loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	0.3
Net income attributable to Republic Services, Inc.	$152.7	$193.5	$444.8	$398.2
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.42	$0.52	$1.21	$1.05
Weighted average common shares outstanding	365.4	373.2	368.1	377.9
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.42	$0.52	$1.20	$1.05
Weighted average common and common equivalent shares outstanding	366.4	374.7	369.3	379.6
Cash dividends per common share	$0.235	$0.220	$0.675	$0.620

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$152.8	$193.6	$445.1	$397.9
Other comprehensive income (loss), net of tax
Hedging related activity	9.0	(5.2)	2.2	(25.0)
Pension related activity	3.0	(0.8)	(0.5)	0.9
Other comprehensive income (loss), net of tax	12.0	(6.0)	1.7	(24.1)
Comprehensive income	164.8	187.6	446.8	373.8
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	0.3
Comprehensive income attributable to Republic Services, Inc.	$164.7	$187.5	$446.5	$374.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2011	402.1	$4.0	$6,495.6	$2,164.7	(32.2)	$(961.5)	$(21.5)	$2.1
Net income	—	—	—	444.8	—	—	—	0.3
Other comprehensive income	—	—	—	—	—	—	1.7	—
Cash dividends declared	—	—	—	(247.6)	—	—	—	—
Issuances of common stock	2.3	—	50.9	—	—	—	—	—
Stock-based compensation	—	—	16.8	(0.6)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(7.6)	(208.1)	—	—
Balance as of September 30, 2012	404.4	$4.0	$6,563.3	$2,361.3	(39.8)	$(1,169.6)	$(19.8)	$2.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities:
Net income	$445.1	$397.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	387.9	384.3
Landfill depletion and amortization	191.3	188.0
Amortization of intangible and other assets	52.9	57.1
Accretion	59.1	58.6
Non-cash interest expense - debt	10.5	20.9
Non-cash interest expense - other	35.7	37.2
Stock-based compensation	17.2	16.4
Deferred tax benefit	(36.0)	(18.9)
Provision for doubtful accounts, net of adjustments	20.8	10.9
Excess income tax benefit from stock option exercises	(1.6)	(2.4)
Asset impairments	0.3	45.9
Loss on extinguishment of debt	112.6	207.3
Gain on disposition of assets, net	(13.6)	(34.8)
Withdrawal liability - Central States	30.7	—
Other non-cash items	—	(6.7)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(47.3)	(80.7)
Prepaid expenses and other assets	(19.2)	24.5
Accounts payable	(37.2)	6.3
Restructuring and synergy related expenditures	(68.1)	(2.9)
Capping, closure and post-closure expenditures	(54.0)	(73.3)
Remediation expenditures	(49.5)	(26.7)
Other liabilities	19.1	77.9
Cash provided by operating activities	1,056.7	1,286.8
Cash used in investing activities:
Purchases of property and equipment	(707.4)	(696.1)
Proceeds from sales of property and equipment	24.5	23.4
Cash used in business acquisitions and development projects, net of cash acquired	(73.1)	(40.8)
Cash proceeds from divestitures, net of cash divested	9.6	14.2
Change in restricted cash and marketable securities	54.5	12.3
Other	(0.3)	(2.2)
Cash used in investing activities	(692.2)	(689.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	2,038.2	1,137.5
Proceeds from issuance of senior notes, net of discount	847.6	1,844.9
Payments of notes payable and long-term debt	(2,799.3)	(2,827.6)
Premiums paid on extinguishment of debt	(25.8)	(89.6)
Fees paid to issue and retire senior notes and certain hedging relationships	(16.9)	(58.8)
Issuances of common stock	49.3	35.6
Excess income tax benefit from stock option exercises	1.6	2.4
Purchases of common stock for treasury	(208.1)	(429.9)
Cash dividends paid	(243.4)	(227.8)
Cash used in financing activities	(356.8)	(613.3)
Increase (decrease) in cash and cash equivalents	7.7	(15.7)
Cash and cash equivalents at beginning of period	66.3	88.3
Cash and cash equivalents at end of period	$74.0	$72.6

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
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, employee benefit plans, deferred taxes and uncertain tax positions; our self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ significantly from our estimates.

2. BUSINESS ACQUISITIONS

We acquired various solid waste businesses during the nine months ended September 30, 2012 and 2011. The purchase price paid for these acquisitions during those periods and the preliminary allocation of the purchase price as of September 30 are as follows:

	2012	2011
Purchase price:
Cash used in acquisitions, net of cash acquired	$73.1	$40.8
Fair value of operations surrendered	—	47.8
Holdbacks	0.2	0.8
Total	73.3	89.4
Allocated as follows:
Working capital	2.4	7.0
Property and equipment	22.9	43.9
Other liabilities, net	(2.9)	(8.5)
Value of assets acquired and liabilities assumed	22.4	42.4
Excess purchase price to be allocated	$50.9	$47.0
Excess purchase price allocated as follows:
Other intangible assets	$13.7	$32.0
Goodwill	37.2	15.0
Total allocated	$50.9	$47.0

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment is as follows:

	Balance at December 31, 2011	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at September 30, 2012
Eastern	$2,798.0	$15.0	$(3.9)	$(0.5)	$2,808.6
Midwestern	2,135.5	0.7	—	(0.8)	2,135.4
Southern	2,705.0	—	—	(0.4)	2,704.6
Western	3,008.5	21.5	—	(0.4)	3,029.6
Total	$10,647.0	$37.2	$(3.9)	$(2.1)	$10,678.2
	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at September 30, 2011
Eastern	$2,791.9	$7.0	$(0.7)	$(0.2)	$2,798.0
Midwestern	2,129.6	4.8	—	0.7	2,135.1
Southern	2,721.8	2.8	(19.5)	(0.1)	2,705.0
Western	3,012.0	0.4	(3.6)	(0.2)	3,008.6
Total	$10,655.3	$15.0	$(23.8)	$0.2	$10,646.7

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 24 years. A summary of the activity and balances by intangible asset type is as follows:

	Gross Intangible Assets					Accumulated Amortization			Net Intangibles at September 30, 2012
	Balance at December 31, 2011	Acquisitions	Adjustments to Acquisitions	Divestitures	Balance at September 30, 2012	Balance at December 31, 2011	Additions Charged to Expense	Balance at September 30, 2012
Customer relationships, franchise and other municipal agreements	$566.2	$10.5	$—	$(0.1)	$576.6	$(194.4)	$(43.8)	$(238.2)	$338.4
Trade names	30.0	—	—	—	30.0	(18.5)	(4.5)	(23.0)	7.0
Non-compete agreements	16.9	2.5	—	—	19.4	(9.3)	(2.1)	(11.4)	8.0
Other intangible assets	62.9	0.7	(0.1)	—	63.5	(44.2)	(0.8)	(45.0)	18.5
Total	$676.0	$13.7	$(0.1)	$(0.1)	$689.5	$(266.4)	$(51.2)	$(317.6)	$371.9

	Gross Intangible Assets					Accumulated Amortization			Net Intangibles at September 30, 2011
	Balance at December 31, 2010	Acquisitions	Adjustments to Acquisitions	Divestitures	Balance at September 30, 2011	Balance at December 31, 2010	Additions Charged to Expense	Balance at September 30, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$28.3	$—	$—	$565.4	$(130.7)	$(47.4)	$(178.1)	$387.3
Trade names	30.0	—	—	—	30.0	(12.5)	(4.5)	(17.0)	13.0
Non-compete agreements	12.9	3.7	—	—	16.6	(7.2)	(1.5)	(8.7)	7.9
Other intangibles assets	62.9	—	—	—	62.9	(41.2)	(2.3)	(43.5)	19.4
Total	$642.9	$32.0	$—	$—	$674.9	$(191.6)	$(55.7)	$(247.3)	$427.6

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Inventories	$35.5	$35.2
Prepaid expenses	63.3	53.4
Other non-trade receivables	39.8	54.5
Income tax receivable	65.5	68.4
Commodity and fuel hedge asset	6.4	3.0
Other current assets	7.4	1.4
Total	$217.9	$215.9

Other Assets
A summary of other assets as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred financing costs	$60.1	$54.6
Deferred compensation plan	49.6	34.5
Notes and other receivables	35.5	31.6
Reinsurance receivable	63.2	58.0
Other	69.7	68.6
Total	$278.1	$247.3

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Accrued payroll and benefits	$136.8	$168.9
Accrued fees and taxes	122.4	115.3
Self-insurance reserves, current portion	137.6	114.4
Accrued dividends	85.7	81.4
Synergy incentive plan	—	68.1
Current tax liabilities	0.8	29.4
Accrued professional fees and legal settlement reserves	30.8	80.3
Other	82.0	94.7
Total	$596.1	$752.5

Other accrued liabilities include the fair value of fuel and commodity hedges of $1.9 million and $5.4 million as of September 30, 2012 and December 31, 2011, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred compensation liability	$49.8	$31.4
Pension and other postretirement liabilities	40.4	46.8
Legal settlement reserves	42.9	59.3
Ceded insurance reserves	63.2	58.0
Withdrawal liability - Central States	30.7	—
Other	33.5	26.6
Total	$260.5	$222.1

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
Our liabilities for unpaid and incurred but not reported claims at September 30, 2012 (which includes claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $425.7 million under our current risk management program and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Final capping, closure and post-closure liabilities	$1,058.7	$1,037.0
Remediation	546.3	543.7
	1,605.0	1,580.7
Less: Current portion	(185.4)	(184.2)
Long-term portion	$1,419.6	$1,396.5

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the nine months ended September 30:

	2012	2011
Asset retirement obligation liabilities, beginning of year	$1,037.0	$1,046.5
Non-cash additions	25.8	25.5
Acquisitions/divestitures and other adjustments	(1.4)	15.1
Asset retirement obligation adjustments	(7.8)	(23.6)
Payments	(54.0)	(73.3)
Accretion expense	59.1	58.6
Asset retirement obligation liabilities, end of period	1,058.7	1,048.8
Less: Current portion	(98.3)	(104.1)
Long-term portion	$960.4	$944.7

Annually, in the fourth quarter, we review and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that all the relevant facts and circumstances are known.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $54.2 million and $54.9 million as of September 30, 2012 and December 31, 2011, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. We believe that the amounts accrued for remediation costs are adequate. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at September 30, 2012 would be approximately $198 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30:

	2012	2011
Remediation liabilities, beginning of year	$543.7	$552.1
Remediation adjustments	28.1	4.7
Payments	(49.5)	(26.7)
Accretion expense (non-cash interest expense)	24.0	24.8
Remediation liabilities, end of period	546.3	554.9
Less: Current portion	(87.1)	(86.1)
Long-term portion	$459.2	$468.8

The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of September 30, 2012 is $53.3 million, of which $6.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $72 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for the Congress Landfill recorded as of September 30, 2012 is $83.6 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.

7. DEBT
Our notes payable, capital leases and long-term debt as of September 30, 2012 and December 31, 2011 are listed in the following table in millions, and are presented net of unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2012			December 31, 2011
Maturity	Interest Rate	Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	$72.2	$—	$72.2	$—	$—	$—
September 2013	Variable	—	—	—	17.2	—	17.2
April 2016	Variable	—	—	—	17.2	—	17.2
May 2017	Variable	—	—	—	—	—	—
Senior notes:
June 2017	6.875	—	—	—	750.0	(75.8)	674.2
May 2018	3.800	700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.5)	646.5	650.0	(3.8)	646.2
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.3)	847.7	—	—	—
May 2023	4.750	550.0	(1.3)	548.7	550.0	(1.4)	548.6
March 2035	6.086	275.7	(25.1)	250.6	275.7	(25.5)	250.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.4)	596.6	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.9)	33.4	35.3	(2.0)	33.3
September 2035	7.400	165.2	(41.6)	123.6	165.2	(41.9)	123.3
Tax-exempt:
2012 - 2035	0.190 - 5.625	1,097.9	(0.5)	1,097.4	1,142.2	(15.8)	1,126.4
Other:
2012 - 2042	5.000 - 11.900	88.5	—	88.5	89.4	—	89.4
Total Debt		$7,184.8	$(80.4)	7,104.4	$7,092.2	$(170.4)	6,921.8
Less: Current portion				(44.4)			(34.8)
Long-term portion				$7,060.0			$6,887.0

Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs during the three and nine months ended September 30, 2012 and 2011:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012:
Amendments to Credit Facilities	Second	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	Second	750.0	25.8	71.0	96.8
Tax-exempt financings	Second	71.9	—	11.9	11.9
Ineffective portion of interest rate lock settlements	Second	—	0.1	—	0.1
Tax-exempt financings	Third	22.1	—	2.3	2.3
Loss on extinguishment of debt for the nine months ended September 30, 2012			$25.9	$86.7	$112.6

2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Amendments to Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
$360.0 million 7.400% debentures due September 2035	Third	12.0	2.8	3.2	6.0
Loss on extinguishment of debt for the nine months ended September 30, 2011			$90.6	$116.7	$207.3

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

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities) to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 1 does not extend the maturity date under the Existing Credit Facility, which matures in April 2016.

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

A covenant in our Credit Facilities makes it a technical event of default if an ERISA Event (as defined in the agreements) occurs that has resulted or is reasonably expected to result in a liability to us greater than $25 million (the ERISA Event Limit).  During the three months ended September 30, 2012, we recorded a liability of approximately $31 million in connection with our partial withdrawal from the Central States, Southeast and Southwest Areas Pension Fund, creating a temporary event of default.  We promptly reported this to the lenders, and they waived the default on October 15, 2012.  On October 29, 2012, we amended our Credit Facilities to (1) except from the ERISA Event of default provision our future incurrence of withdrawal liabilities under listed plans in an amount not to exceed $250 million and (2) exclude such liabilities from the calculation of EBITDA (as defined in the agreements) used in our covenant calculations.  Refer to Note 13, Commitments and Contingencies, for our discussion of multiemployer pension plans. With the exception of the ERISA Event issue that has been waived, we were in compliance with all other covenants under our Credit Facilities at September 30, 2012.

As of December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 3.25%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2011, we had $34.4 million of Eurodollar Rate borrowings. As of September 30, 2012, we had no borrowings under our Credit Facilities. We had $918.9 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,331.1 million and $1,515.4 million of availability under our Credit Facilities, at September 30, 2012 and December 31, 2011, respectively.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. As of September 30, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.20%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time.
As of September 30, 2012, we had $72.2 million of LIBOR borrowings.
Senior Notes and Debentures
During the three months ended June 30, 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are our unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and for general corporate purposes.
Tax-Exempt Financings
As of September 30, 2012, approximately 80% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $88.0 million and $88.3 million as of September 30, 2012 and December 31, 2011, respectively, with maturities ranging from 2012 to 2042.
Fair Value of Debt
The fair value of our fixed rate senior notes was $6.8 billion and $6.3 billion at September 30, 2012 and December 31, 2011, respectively. The carrying value of our fixed rate senior notes was $5.8 billion and $5.7 billion at September 30, 2012 and December 31, 2011, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2), is determined as of the balance sheet date and is subject to change.
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
Interest Rate Swap and Lock Agreements

Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements, with a total notional value of $210.0 million, matured in August 2011. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. We reduced interest expense by $1.0 million and $5.4 million due to periodic settlements of active swap agreements during the three and nine months ended September 30, 2011.

From time to time, we enter into treasury and interest rate locks to manage exposure to fluctuations in interest rates in anticipation of future debt issuances. During the three months ended June 30, 2012, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates approximating 2.20% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.550% Notes. Upon issuance of the 3.550% Notes in the second quarter of 2012, we terminated the interest rate locks and paid $4.8 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $4.7 million, or $2.7 million net of tax. The effective portion of the interest rate locks will be amortized as an increase to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge. As of September 30, 2012, no interest rate lock cash flow hedges were outstanding.
As of September 30, 2012 and December 31, 2011, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $24.9 million and $23.2 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.5 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended September 30, 2012 and 2011 was $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $1.6 million and $0.9 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2012 was 31.5% and 28.8%, respectively. The effective tax rate for the three months ended September 30, 2012 was favorably affected by the realization of additional federal and state credits on the Company's 2011 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes related to disposition of assets. For the nine months ended September 30, 2012, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the second quarter resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, legal entity restructuring completed during the second quarter and a change in estimated non-deductible penalties relating to certain legal settlements. We record interim income tax expense based upon our anticipated full year effective income tax rate.
Income taxes paid, net of refunds received, were $169.0 million and $131.8 million for the nine months ended September 30, 2012 and 2011, respectively.
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
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2012, we have accrued a liability for penalties of $0.7 million and a liability for interest (including interest on penalties) of $20.2 million related to our uncertain tax positions.
We believe that the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits that we expect to settle in the next twelve months are in the range of $5 million - $15 million.
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
In December 2011, we reached an agreement with the IRS appeals division to settle this issue and all other matters related to Allied's 2000 - 2003 tax years. This issue also impacted Allied's 2004 - 2008 tax years, which were settled with the IRS appeals division during the three months ended June 30, 2012.
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
In December 2011, we resolved all tax matters related to Allied's 2000 - 2003 tax years. Our treatment of costs was sustained and, therefore, no adjustment was made to those tax years. During the three months ended June 30, 2012, Allied's 2004 - 2008 tax years were resolved and, again, our position was sustained. This matter is now settled for all past and present tax years.

9. STOCK BASED COMPENSATION
Available Shares
In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan). The Amended and Restated Plan was ratified by the company’s stockholders in May 2011. We currently have 19.4 million shares of common stock reserved for future grants under our Amended and Restated Plan.
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	14.3	$26.13
Granted	3.0	29.67
Exercised	(2.1)	22.39		$14.9
Forfeited or expired	(0.4)	29.06
Outstanding at September 30, 2012	14.8	$27.31	4.2	$21.4
Exercisable at September 30, 2012	7.9	$26.15	3.2	$17.8

During the nine months ended September 30, 2012 and 2011, compensation expense for stock options was $10.9 million and $10.2 million, respectively.
As of September 30, 2012, total unrecognized compensation expense related to outstanding stock options was $12.2 million, which will be recognized over a weighted average period of 1.8 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the nine months ended September 30, 2012:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Other stock awards at December 31, 2011	770.0	$27.17
Granted	291.6	27.78
Vested and issued	(142.7)	26.84
Forfeited	(1.3)	29.79
Other stock awards at September 30, 2012	917.6	$27.41	0.6	$25.2
Vested and unissued at September 30, 2012	527.4	$26.94

During the nine months ended September 30, 2012, we awarded our non-employee directors 75,000 restricted stock units, which vested immediately. During the nine months ended September 30, 2012, we awarded 173,914 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 19,866 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends. Also, we granted 22,805 shares of restricted stock to an executive that will vest in February 2013.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the nine months ended September 30, 2012 and 2011, compensation expense related to restricted stock units and restricted stock totaled $6.3 million and $6.2 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to September 30, 2012, we repurchased 24.7 million shares of our stock for $708.3 million at a weighted average cost per share of $28.65. During the three months ended September 30, 2012, we repurchased 1.3 million shares of our stock for $35.7 million at a weighted average cost per share of $28.32.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2012, the board of directors approved an increase in the quarterly dividend to $0.235 per share. Cash dividends declared were $247.6 million and $232.7 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we recorded a quarterly dividend payable of $85.7 million to stockholders of record as of October 1, 2012.
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
Earnings per share for the three and nine months ended September 30, 2012 and 2011 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$152,700	$193,500	$444,800	$398,200
Weighted average common shares outstanding	365,404	373,182	368,096	377,850
Basic earnings per share	$0.42	$0.52	$1.21	$1.05
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$152,700	$193,500	$444,800	$398,200
Weighted average common shares outstanding	365,404	373,182	368,096	377,850
Effect of dilutive securities:
Options to purchase common stock	880	1,351	1,061	1,628
Unvested restricted stock awards	147	162	108	136
Weighted average common and common equivalent shares outstanding	366,431	374,695	369,265	379,614
Diluted earnings per share	$0.42	$0.52	$1.20	$1.05
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	8,170	5,215	7,967	3,462

11. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of September 30, 2012:

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
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at September 30, 2012 and December 31, 2011 were current assets of $4.3 million and $1.6 million, respectively, and current liabilities of $4.7 million at December 31, 2011, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and nine months ended September 30, 2012 and 2011, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Fuel hedges	$8.5	$(6.1)	Cost of operations	$0.8	$0.3

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Fuel hedges	$4.3	$(4.5)	Cost of operations	$1.6	$0.7

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

As of September 30, 2012, we had one OCC swap outstanding for 1,500 short tons per month at a contract price of $115.00. We entered into this swap on October 11, 2010, having a commencement date of January 1, 2011 and a termination date of December 31, 2012.

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

The following costless collar hedges were outstanding as of September 30, 2012:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	$80.00	$180.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	86.00	210.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	81.00	190.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	85.00	195.00
December 8, 2010	January 1, 2011	December 31, 2012	OCC	2,000	87.00	195.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
January 19, 2011	February 1, 2011	December 31, 2012	OCC	2,500	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
April 15, 2011	July 1, 2011	December 31, 2012	OCC	2,000	90.00	155.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	85.00	135.00
January 11, 2012	February 1, 2012	December 31, 2012	OCC	1,000	80.00	125.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	136.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	165.00
January 31, 2012	April 1, 2012	March 31, 2013	OCC	2,000	85.00	156.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
April 26, 2011	July 1, 2011	December 31, 2012	ONP	1,000	90.00	165.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
August 1, 2011	January 1, 2012	December 31, 2012	ONP	2,000	85.00	135.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	106.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00
January 31, 2012	April 1, 2012	March 31, 2013	ONP	2,000	80.00	110.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	90.00	138.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	95.00	140.00
June 7, 2012	January 1, 2013	December 31, 2013	OCC	2,000	95.00	148.00
August 21, 2012	January 1, 2013	December 31, 2013	OCC	2,500	80.00	128.00
August 21, 2012	January 1, 2013	December 31, 2013	OCC	2,500	80.00	128.00
August 21, 2012	January 1, 2013	December 31, 2013	OCC	2,500	75.00	123.00

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges at September 30, 2012 and December 31, 2011 were current assets of $2.1 million and 1.4 million, respectively, and current liabilities of $1.9 million and $0.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and nine months ended September 30, 2012 and 2011, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our recycling commodity hedges on our results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Statement of Income Classification	Amount of Realized Gain (Loss)
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Recycling commodity hedges	$0.1	$0.6	Revenue	$1.4	$(2.8)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Recycling commodity hedges	$(0.4)	$0.2	Revenue	$1.6	$(6.8)

Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of September 30, 2012 and December 31, 2011, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.7	$37.7	$—	$—
Bonds	45.3	—	45.3	—
Fuel hedges - other current assets	4.3	—	4.3	—
Commodity hedges - other current assets	2.1	—	2.1	—
Total assets	$89.4	$37.7	$51.7	$—
Liabilities:
Commodity hedges - other accrued liabilities	1.9	—	1.9	—

	Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$100.8	$100.8	$—	$—
Bonds	34.6	—	34.6	—
Fuel hedges - other current assets	1.6	—	1.6	—
Commodity hedges - other current assets	1.4	—	1.4	—
Total assets	$138.4	$100.8	$37.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$4.7	$—	$4.7	$—
Commodity hedges - other accrued liabilities	0.7	—	0.7	—
Total liabilities	$5.4	$—	$5.4	$—

12. SEGMENT REPORTING
Our operations are managed and evaluated through four regions: Eastern, Midwestern, Southern and Western. These four regions are presented below as our reportable segments. See our discussion in Note 14, Subsequent Events. These reportable segments provide integrated waste management services consisting of collection, transfer station, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2012 and 2011 is shown in the following tables:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended
September 30, 2012:
Eastern	$606.1	$(90.6)	$515.5	$45.6	$111.9	$53.9	$4,456.1
Midwestern	553.3	(103.6)	449.7	50.3	89.1	70.0	3,805.5
Southern	599.1	(83.9)	515.2	58.5	103.6	65.1	4,916.6
Western	672.7	(126.4)	546.3	55.8	114.9	58.0	5,612.3
Corporate entities	23.6	(3.4)	20.2	13.0	(101.6)	(2.1)	843.8
Total	$2,454.8	$(407.9)	$2,046.9	$223.2	$317.9	$244.9	$19,634.3
Three Months Ended
September 30, 2011:
Eastern	$638.6	$(95.6)	$543.0	$52.7	$121.3	$56.8	$4,472.2
Midwestern	578.0	(103.2)	474.8	54.6	101.2	55.3	3,812.7
Southern	598.8	(80.0)	518.8	57.6	118.6	57.2	4,892.5
Western	670.7	(117.1)	553.6	56.7	125.7	60.1	5,520.9
Corporate entities	30.1	(4.1)	26.0	12.8	(58.3)	(15.0)	757.9
Total	$2,516.2	$(400.0)	$2,116.2	$234.4	$408.5	$214.4	$19,456.2

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended
September 30, 2012:
Eastern	$1,815.2	$(269.7)	$1,545.5	$149.3	$328.1	$129.0	$4,456.1
Midwestern	1,634.7	(302.8)	1,331.9	155.1	253.2	153.7	3,805.5
Southern	1,795.4	(251.6)	1,543.8	173.6	323.7	162.6	4,916.6
Western	1,974.4	(374.0)	1,600.4	164.6	327.9	185.5	5,612.3
Corporate entities	78.7	(10.4)	68.3	48.6	(201.1)	76.6	843.8
Total	$7,298.4	$(1,208.5)	$6,089.9	$691.2	$1,031.8	$707.4	$19,634.3
Nine Months Ended
September 30, 2011:
Eastern	$1,856.0	$(274.5)	$1,581.5	$151.7	$375.7	$172.0	$4,472.2
Midwestern	1,654.6	(294.2)	1,360.4	161.0	278.0	171.1	3,812.7
Southern	1,764.0	(236.4)	1,527.6	169.6	348.5	164.4	4,892.5
Western	1,976.8	(350.5)	1,626.3	167.7	366.6	184.8	5,520.9
Corporate entities	84.2	(12.3)	71.9	38.0	(182.9)	3.8	757.9
Total	$7,335.6	$(1,167.9)	$6,167.7	$688.0	$1,185.9	$696.1	$19,456.2

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
The following table shows our total reported revenue by service line for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars or as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Collection:
Residential	$542.0	26.5%	$538.3	25.4%	$1,614.0	26.5%	$1,601.6	26.0%
Commercial	632.4	30.9	625.9	29.6	1,884.4	30.9	1,871.5	30.3
Industrial	395.9	19.3	397.5	18.8	1,154.7	19.0	1,141.7	18.5
Other	8.4	0.4	8.5	0.4	24.9	0.4	24.4	0.4
Total collection	1,578.7	77.1	1,570.2	74.2	4,678.0	76.8	4,639.2	75.2
Transfer	247.7		258.8		721.4		750.9
Less: Intercompany	(146.4)		(146.3)		(427.5)		(433.0)
Transfer, net	101.3	5.0	112.5	5.3	293.9	4.8	317.9	5.2
Landfill	477.7		496.4		1,408.7		1,400.3
Less: Intercompany	(218.2)		(219.8)		(650.0)		(636.1)
Landfill, net	259.5	12.7	276.6	13.1	758.7	12.5	764.2	12.4
Sale of recyclable materials	78.4	3.8	120.0	5.7	266.5	4.4	341.2	5.5
Other non-core	29.0	1.4	36.9	1.7	92.8	1.5	105.2	1.7
Other	107.4	5.2	156.9	7.4	359.3	5.9	446.4	7.2
Total revenue	$2,046.9	100.0%	$2,116.2	100.0%	$6,089.9	100.0%	$6,167.7	100.0%

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

13. COMMITMENTS AND CONTINGENCIES
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, except as described below we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 8, Income Taxes.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $58 million relating to our outstanding legal proceedings as of September 30, 2012, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $75 million higher than the amount recorded as of September 30, 2012.
Countywide Matters
As is discussed in Note 6, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for the landfill recorded as of September 30, 2012 is $53.3 million, of which $6.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $72 million.
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
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for further proceedings consistent with its decision in Havel. Plaintiff filed a motion for reconsideration/clarification, which the Ohio Supreme Court denied. Plaintiff then filed a motion for additional briefing before the Court of Appeals. The Court of Appeals denied the request and remanded the case to the Cuyahoga County Common Pleas Court for proceedings consistent with Havel. We will continue to defend this matter vigorously.
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

During the quarter ended June 30, 2012, we successfully concluded our discussions with law enforcement authorities. We also reached settlements with two municipal agencies requiring payments totaling approximately $300,000, which payments have been made. During the quarter ended September 30, 2012, we reached a settlement with one municipal agency requiring a payment of $333,000, which payment has not yet been made. In October 2012, we reached a settlement with one municipality that does not require us to make any payment. We continue to discuss this matter with one other municipal agency. We anticipate that we will make payments totaling less than $100,000 to the other municipal agency in order to fully resolve this matter.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of September 30, 2012 is $83.6 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
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
Further, under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a “Withdrawal Event”) would require us to make payments to the plan for our proportionate share of the multiemployer pension plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events with respect to certain of our multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable. We cannot assure you that there will not be a Withdrawal Event, where the amounts we would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Central States, Southeast and Southwest Areas Pension Fund
We have collective bargaining agreements (CBAs) with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). All of these CBAs are or will be under negotiation in 2012 and 2013. As part of our negotiations, we have proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities.
We withdrew recognition of the Teamsters as the designated representative of our employees in our Danville, Illinois facility during the second quarter of 2012. In the third quarter of 2012, the Teamsters abandoned their challenge to the withdrawal of recognition. In addition, during the three months ended September 30, 2012, employees in our Dayton, Ohio facility ratified a new CBA that includes a provision terminating our obligation to contribute to the Fund. Each of these actions constitutes a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability associated with these two Withdrawal Events will be approximately $31 million, which has been charged to earnings during the three months ended September 30, 2012.
If we do have an additional Withdrawal Event or Events with respect to one or more of the remaining bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. However, we believe our additional liability upon a complete withdrawal from the Fund would be approximately $95 million if it were to occur in 2012 and between $113 million and $146 million if it were to occur in 2013, based on current estimates. In the future, a loss may become probable, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.
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

	September 30, 2012	December 31, 2011
Financing proceeds	$0.1	$22.5
Capping, closure and post-closure obligations	54.2	54.9
Self-insurance	75.6	75.2
Other	3.0	37.0
Total restricted cash and marketable securities	$132.9	$189.6

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

14. SUBSEQUENT EVENTS

In October 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three, and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. We expect to record expenses of approximately $30 million with respect to this restructuring, approximately one-half of which will be incurred in the fourth quarter of 2012.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 333 collection operations in 38 states and Puerto Rico. We own or operate 193 transfer stations, 191 active solid waste landfills and 71 materials recovery facilities. We also operate 69 landfill gas and renewable energy projects.
Revenue for the nine months ended September 30, 2012 decreased to $6,089.9 million compared to $6,167.7 million for the same period in 2011. This change in revenue is due to increases in core price of 0.7% and acquisitions, net of divestitures of 0.4% more than offset by decreases in volume of 1.1% and recycling commodities of 1.3%. Fuel surcharges were flat versus the comparable 2011 period.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue	$2,046.9	100.0%	$2,116.2	100.0%	$6,089.9	100.0%	$6,167.7	100.0%
Expenses:
Cost of operations	1,280.5	62.6	1,260.0	59.6	3,722.2	61.1	3,657.5	59.3
Depreciation, amortization and depletion of property and equipment	186.1	9.1	195.5	9.2	579.2	9.5	572.3	9.3
Amortization of other intangible assets and other assets	17.4	0.9	19.5	0.9	52.9	0.9	57.1	0.9
Accretion	19.7	0.9	19.4	0.9	59.1	1.0	58.6	1.0
Selling, general and administrative	193.8	9.5	207.5	9.8	613.5	10.1	611.5	9.9
Negotiation and withdrawal costs - Central States	31.3	1.5	—	—	34.6	0.6	—	—
Loss (gain) on disposition of assets and impairments, net	0.2	—	5.8	0.3	(3.4)	(0.1)	24.8	0.4
Operating income	$317.9	15.5%	$408.5	19.3%	$1,031.8	16.9%	$1,185.9	19.2%

Our pre-tax income was $223.1 million and $624.8 million for the three and nine months ended September 30, 2012, respectively, versus $296.0 million and $647.3 million for the comparable 2011 periods, respectively. Our net income attributable to Republic Services, Inc. was $152.7 million and $444.8 million for the three and nine months ended September 30, 2012, or $0.42 and $1.20 per diluted share, respectively, versus $193.5 million and $398.2 million, or $0.52 and $1.05 per diluted share for the comparable 2011 periods, respectively.
During each of the three and nine months ended September 30, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our "Cost of Operations," “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$223.1	$152.7	$0.42	$296.0	$193.5	$0.52
Negotiation and withdrawal costs - Central States	31.3	18.6	0.05	—	—	—
Loss on extinguishment of debt	2.3	1.3	—	6.0	5.8	0.01
(Gain) loss on disposition of assets and impairments, net	0.1	(1.9)	—	5.8	(0.8)	—
Adjusted	$256.8	$170.7	$0.47	$307.8	$198.5	$0.53

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$624.8	$444.8	$1.20	$647.3	$398.2	$1.05
Negotiation and withdrawal costs - Central States	34.6	20.6	0.06	—	—	—
Loss on extinguishment of debt	112.6	68.7	0.19	207.3	127.3	0.33
(Gain) loss on disposition of assets and impairments, net	(3.6)	(4.1)	(0.01)	24.8	17.6	0.05
Adjusted	$768.4	$530.0	$1.44	$879.4	$543.1	$1.43

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

Negotiation and withdrawal costs - Central States.  During the three and nine months ended September 30, 2012, we incurred costs related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (Central States or the Fund).  Additionally, during the three months ended September 30, 2012, we recorded a charge to earnings of approximately $31 million for our partial withdrawal liability from the Fund.
Loss on Extinguishment of Debt. During the three and nine months ended September 30, 2012 and 2011, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our "Loss on Extinguishment of Debt" discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Gain) loss on Disposition of Assets and Impairments, Net. During the nine months ended September 30, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million primarily related to divestitures in our Eastern Region. During the three and nine months ended September 30, 2011, we recorded a loss on disposition of assets and impairments, net of $5.8 million and $24.8 million, respectively, primarily related to divestitures in our Southern and Western Regions.
Recent Developments

In October 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. We expect to record expenses of approximately $30 million with respect to this restructuring, approximately one-half of which will be incurred in the fourth quarter of 2012. We expect this restructuring will reduce our selling, general and administrative expenses by approximately $23 million annually.

In November 2012, we updated our full year 2012 financial guidance and provided a preliminary 2013 outlook.

Adjusted Diluted Earnings per Share

The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2012 which is not a measure determined in accordance with GAAP:

(Anticipated) Year Ending
December 31, 2012
Diluted earnings per share	$ 1.58 - 1.60
Loss on extinguishment of debt	0.19
Negotiation and withdrawal costs - Central States	0.06
Restructuring expenses	0.03
Gain on disposition of assets and impairments, net	(0.01)
Adjusted diluted earnings per share	$ 1.85 - 1.87

We also are providing our preliminary outlook for 2013. Adjusted diluted earnings per share is expected to be in a range of $1.90 to $1.92. This adjusted diluted earnings per share guidance assumes an effective tax rate of 33.5% and 38.0% for the years ending December 31, 2012 and 2013, respectively.

We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt in 2012, negotiation and withdrawal costs – Central States, restructuring expenses and gain on disposition of assets and impairments, net, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Collection:
Residential	$542.0	26.5%	$538.3	25.4%	$1,614.0	26.5%	$1,601.6	26.0%
Commercial	632.4	30.9	625.9	29.6	1,884.4	30.9	1,871.5	30.3
Industrial	395.9	19.3	397.5	18.8	1,154.7	19.0	1,141.7	18.5
Other	8.4	0.4	8.5	0.4	24.9	0.4	24.4	0.4
Total collection	1,578.7	77.1	1,570.2	74.2	4,678.0	76.8	4,639.2	75.2

Transfer	247.7		258.8		721.4		750.9
Less: Intercompany	(146.4)		(146.3)		(427.5)		(433.0)
Transfer, net	101.3	5.0	112.5	5.3	293.9	4.8	317.9	5.2

Landfill	477.7		496.4		1,408.7		1,400.3
Less: Intercompany	(218.2)		(219.8)		(650.0)		(636.1)
Landfill, net	259.5	12.7	276.6	13.1	758.7	12.5	764.2	12.4

Sale of recyclable materials	78.4	3.8	120.0	5.7	266.5	4.4	341.2	5.5
Other non-core	29.0	1.4	36.9	1.7	92.8	1.5	105.2	1.7
Other	107.4	5.2	156.9	7.4	359.3	5.9	446.4	7.2

Total revenue	$2,046.9	100.0%	$2,116.2	100.0%	$6,089.9	100.0%	$6,167.7	100.0%

Changes in price are restricted on approximately 50% of our annual revenue. Of these restricted pricing arrangements:

•	approximately 65% are price changes based upon fluctuation in a specific index as defined in the contract (primarily based on consumer price index);

•	approximately 15% are fixed price increases based on stated contract terms; or

•	approximately 20% are price changes based on a cost plus a specific profit margin or other measurement.
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
The following table reflects changes in our revenue for the three and nine months ended September 30, 2012 versus the comparable 2011 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Core price	1.0%	0.7%	0.7%	0.9%
Fuel surcharges	(0.4)	1.2	—	1.0
Total price	0.6	1.9	0.7	1.9
Volume	(2.1)	0.3	(1.1)	(0.5)
Recycling commodities	(2.0)	1.7	(1.3)	1.4
San Mateo and Toronto contract losses	—	(1.4)	—	(1.4)
Total internal growth	(3.5)	2.5	(1.7)	1.4
Acquisitions / divestitures, net	0.2	0.1	0.4	(0.1)
Total	(3.3)%	2.6%	(1.3)%	1.3%

During the three and nine months ended September 30, 2012, we experienced the following changes in our revenue versus the comparable 2011 periods:

•	Core price increased revenue by 1.0% and 0.7%, respectively, due to positive pricing in all lines of business.

•
Volume decreased revenue by 2.1% (including 0.5% due to one less workday) and 1.1%, respectively. Volume declines were primarily in our industrial collection, landfill and transfer station lines of business due to the acquisition of a large national broker by our competitor, the loss of a large national accounts contract and the loss of certain municipal disposal contracts. We also experienced decreases in special waste and construction and demolition volumes in our landfill line of business.

•
Recycling commodities decreased revenue by 2.0% and 1.3%, respectively, primarily due to the change in the market price of materials. Average prices for old corrugated cardboard (OCC) for the three and nine months ended  September 30, 2012 were $110.13 and $127.89 per ton versus $172.57 and $165.04 per ton for the comparable 2011 periods, a decrease of $62.44 and $37.15 per ton or 36.2% and 22.5%, respectively. Average prices of old newspaper (ONP) for the three and nine months ended  September 30, 2012 were $92.45 and $104.46 per ton versus $152.93 and $150.59 per ton for the comparable 2011 periods, a decrease of $60.48 and $46.13 per ton or 39.5% and 30.6%, respectively.  The declines in prices were partially offset by increased volumes processed.

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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Labor and related benefits	$393.0	19.2%	$387.7	18.3%	$1,172.4	19.3%	$1,148.4	18.6%
Transfer and disposal costs	159.3	7.8	166.9	7.9	460.3	7.6	483.2	7.8
Maintenance and repairs	175.1	8.5	166.0	7.8	511.7	8.4	471.4	7.6
Transportation and subcontract costs	108.4	5.3	118.2	5.6	324.5	5.3	330.2	5.4
Fuel	132.3	6.5	133.3	6.3	395.5	6.5	388.2	6.3
Franchise fees and taxes	102.6	5.0	103.7	4.9	302.2	4.9	296.2	4.8
Landfill operating costs	70.6	3.4	34.0	1.6	129.6	2.1	92.9	1.5
Risk management	44.3	2.2	39.9	1.9	132.0	2.2	129.9	2.1
Cost of goods sold	25.3	1.3	41.8	2.0	89.9	1.5	113.8	1.9
Other	69.6	3.4	68.5	3.2	204.1	3.3	203.3	3.3
Total cost of operations	$1,280.5	62.6%	$1,260.0	59.5%	$3,722.2	61.1%	$3,657.5	59.3%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased $20.5 million and $64.7 million or, as a percentage of revenue 3.1% and 1.8%, respectively,

for the three and nine months ended September 30, 2012 versus the comparable 2011 periods, primarily as a result of the following:

•
Labor and related benefits increased due to wage increases during the three and nine months ended September 30, 2012 versus the comparable 2011 periods. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower recycling revenue versus the comparable 2011 periods.

•	Maintenance and repairs expense increased due to the increased cost of tires and costs associated with our fleet maintenance initiatives as well as container refurbishment expenses.

•
Our fuel costs in aggregate dollars decreased $1.0 million during the three months ended September 30, 2012 versus the comparable 2011 period due to lower fuel consumption levels. For the nine months ended September 30, 2012, our fuel costs in aggregate dollars and as a percentage revenue increased $7.3 million and 0.2% versus the comparable 2011 period primarily due to higher prices. Average fuel costs per gallon for the three months ended September 30, 2012 were $3.94 versus $3.87 for the comparable 2011 period, an increase of $0.07 or 1.8%.  Average fuel costs per gallon for the nine months ended September 30, 2012 were $3.95 versus $3.84 for the comparable 2011 period, an increase of $0.11 or 2.9%.

At current consumption levels, a ten-cent change in the price of diesel fuel changes our fuel costs by approximately $14 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a ten-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $9 million.

•	Franchise fees and taxes increased during the nine months ended September 30, 2012 primarily due to the acquisition of businesses in franchise markets.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue increased $36.6 million and 1.8% and $36.7 million and 0.6%, respectively, for the three and nine months ended September 30, 2012 versus the comparable 2011 periods, primarily due to $37.1 million of remediation charge we recorded in connection with environmental conditions at our closed disposal facility in Missouri.

These increases in costs were partially offset by:

•
Transfer and disposal costs decreased during the three and nine months ended September 30, 2012 versus the comparable 2011 periods, primarily due to lower disposal prices and lower volumes disposed at third party sites. During the three and nine months ended September 30, 2012, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization), versus 66% for the comparable 2011 periods.

•
Transportation and subcontract costs decreased during the three and nine months ended September 30, 2012 versus the comparable 2011 periods, primarily due to the loss of a large national accounts contract.

•
Cost of goods sold in aggregate dollars and as a percentage of revenue decreased $16.5 million and 0.7% and $23.9 million and 0.4%, respectively, for the three and nine months ended September 30, 2012 versus the comparable 2011 periods, primarily due to a decline in market value of recycled commodities and the loss of a large national accounts contract offset by an increase in the volume of commodities processed.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Depreciation and amortization of property and equipment	$130.3	6.4%	$128.3	6.0%	$387.9	6.4%	$384.3	6.2%
Landfill depletion and amortization	55.8	2.7	67.2	3.2	191.3	3.1	188.0	3.1
Depreciation, amortization and depletion expense	$186.1	9.1%	$195.5	9.2%	$579.2	9.5%	$572.3	9.3%

Landfill depletion and amortization expense decreased $11.4 million, or as a percentage of revenue, 0.5%, for the three months ended September 30, 2012 versus the comparable 2011 period, primarily due to favorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $10.2 million recorded during the three months ended September 30, 2012 versus favorable adjustments of $3.6 million recorded during the comparable 2011 period. The increase in favorable adjustments is due to an increase in deemed airspace at certain of our active solid waste landfills. Landfill depletion and amortization expense, in aggregate dollars, increased $3.3 million for the nine months ended September 30, 2012 versus the comparable 2011 period. The favorable adjustment recorded during the three months ended September 30, 2012 was more than offset by unfavorable asset retirement obligation adjustments of $6.2 million during the first half of 2012 and the favorable adjustments of $7.4 million during the first half of 2011.
Amortization of Other Intangible and Other Assets
Amortization of intangible and other assets was $17.4 million and $52.9 million or, as a percentage of revenue, 0.9% for the three and nine months ended September 30, 2012, versus $19.5 million and $57.1 million or, as a percentage of revenue, 0.9% for the comparable 2011 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements. Amortization of intangible and other assets decreased for the three and nine months ended September 30, 2012 primarily due to municipal agreement intangibles acquired from Allied that are fully amortized.

Accretion Expenses
Accretion expenses were $19.7 million and $59.1 million or, as a percentage of revenue, 0.9% and 1.0% for the three and nine months ended September 30, 2012, respectively, versus $19.4 million and $58.6 million or, as a percentage of revenue, 0.9% and 1.0% for the comparable 2011 periods. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Salaries	$120.5	5.9%	$133.7	6.3%	$408.3	6.7%	$399.5	6.5%
Provision for doubtful accounts	8.0	0.4	4.8	0.2	20.8	0.3	10.9	0.2
Other	65.3	3.2	69.0	3.3	184.4	3.1	201.1	3.2
Total selling, general and administrative expenses	$193.8	9.5%	$207.5	9.8%	$613.5	10.1%	$611.5	9.9%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.

Our selling, general and administrative expenses decreased $13.7 million or, as a percentage of revenue, 0.3% for the three months ended September 30, 2012 versus the comparable 2011 period. This decrease is primarily due to the reversal of accruals for management incentive pay due to our revised financial expectations partially offset by an increase in unrecoverable amounts from certain customers.

Our selling, general and administrative expenses increased $2.0 million or, as a percentage of revenue, 0.2% for the nine months ended September 30, 2012 versus the comparable 2011 period. This increase is primarily due to wage increases and the expansion of our sales team in the second half of 2011 partially offset by lower management incentive pay. Provision for doubtful accounts also increased due to an increase in unrecoverable amounts from certain customers and the recovery during 2011 of accounts previously written-off.

Negotiation and withdrawal costs - Central States

During the three and nine months ended September 30, 2012, we incurred costs related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (Central States or the Fund).  We expect to incur additional costs of this type in the fourth quarter of 2012 and in 2013. Additionally, during the three months ended September 30, 2012, we recorded a charge to earnings of approximately $31 million for our partial withdrawal liability from the Fund.
Loss (Gain) on Disposition of Assets and Impairments, Net
During the three and nine months ended September 30, 2012, we recorded a net loss (gain) on disposition of assets and impairments of $0.2 million and $(3.4) million, respectively, primarily related to divestitures in our Eastern Region. Proceeds from dispositions of solid waste assets were $9.6 million and $14.2 million for the nine months ended September 30, 2012 and 2011, respectively. During the three and nine months ended September 30, 2011, we recorded a net loss on disposition of assets and impairments of $5.8 million and $24.8 million, respectively. We disposed of businesses in three markets in our Southern Region during the three months ended June 30, 2011, resulting in a gain of $17.1 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.8 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs. Separately, during the three months ended June 30, 2011 we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill in our Western Region. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest expense on debt and capital lease obligations	$82.1	$93.1	$256.2	$282.6
Accretion of debt discounts	1.8	4.8	10.5	20.9
Accretion of environmental and self-funded risk reserves	11.9	12.7	35.7	37.2
Less: capitalized interest	(2.6)	(2.3)	(6.1)	(5.3)
Total interest expense	$93.2	$108.3	$296.3	$335.4

The decrease in interest expense and accretion of debt discounts during the three and nine months ended September 30, 2012 versus the comparable 2011 periods is primarily due to refinancing certain of our higher interest rate debt in 2012 and 2011. Cash paid for interest was $256.0 million and $295.1 million for the nine months ended September 30, 2012 and 2011, respectively.
The debt we assumed from Allied was recorded at fair value as of December 5, 2008. We recorded a discount of $624.3 million that is accreted to interest expense over the applicable terms of the related debt instruments or written-off upon refinancing. The remaining unamortized discounts as of September 30, 2012 on the outstanding debt assumed from Allied are as follows (in millions):

		Expected
		Accretion
	Remaining	Over the Next
	Discount	Twelve Months
$99.5 million 9.250% debentures due May 2021	$1.9	$0.1
$360.0 million 7.400% debentures due September 2035	41.6	0.5
Other, maturing 2014	0.5	0.4
Total	$44.0	$1.0

Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs during the three and nine months ended September 30, 2012 and 2011:

	Quarter	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012:
Amendments to Credit Facilities	Second	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	Second	750.0	25.8	71.0	96.8
Tax-exempt financings	Second	71.9	—	11.9	11.9
Ineffective portion of interest rate lock settlements	Second	—	0.1	—	0.1
Tax exempt financings	Third	22.1	—	2.3	2.3
Loss on extinguishment of debt for the nine months ended September 30, 2012			$25.9	$86.7	$112.6

2011:
$99.5 million 9.250% debentures due May 2021	First	$5.0	$1.5	$0.3	$1.8
Amendments to Credit Facilities	Second	—	—	1.7	1.7
$600.0 million 7.125% senior notes due May 2016	Second	600.0	21.4	61.3	82.7
$99.5 million 9.250% debentures due May 2021	Second	59.2	22.7	3.5	26.2
$360.0 million 7.400% debentures due September 2035	Second	182.7	41.9	46.7	88.6
Ineffective portion of interest rate lock settlements	Second	—	0.3	—	0.3
$360.0 million 7.400% debentures due September 2035	Third	12.0	2.8	3.2	6.0
Loss on extinguishment of debt for the nine months ended September 30, 2011			$90.6	$116.7	$207.3
See also our "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2012 was 31.5% and 28.8%, respectively. The effective tax rate for the three months ended September 30, 2012 was favorably affected by the realization of additional federal and state credits on the Company's 2011 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes related to disposition of assets. For the nine months ended September 30, 2012, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the second quarter resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, legal entity restructuring completed during the second quarter and a change in estimated non-deductible penalties relating to certain legal settlements. We record interim income tax expense based upon our anticipated full year effective income tax rate.
Income taxes paid, net of refunds received, were $169.0 million and $131.8 million for the nine months ended September 30, 2012 and 2011, respectively.
Reportable Segments
Our operations are managed and reviewed through four geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2012 and 2011 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2012:
Eastern	$515.5	$53.2	$(7.6)	$45.6	$(0.1)	$111.9	21.7%
Midwestern	449.7	52.4	(2.1)	50.3	(0.1)	89.1	19.8
Southern	515.2	58.5	—	58.5	—	103.6	20.1
Western	546.3	56.4	(0.6)	55.8	—	114.9	21.0
Corporate entities	20.2	12.9	0.1	13.0	—	(101.6)	—
Total	$2,046.9	$233.4	$(10.2)	$223.2	$(0.2)	$317.9	15.5%
Three Months Ended September 30, 2011:
Eastern	$543.0	$55.0	$(2.3)	$52.7	$(5.3)	$121.3	22.3%
Midwestern	474.8	55.0	(0.4)	54.6	0.4	101.2	21.3
Southern	518.8	58.1	(0.5)	57.6	(0.2)	118.6	22.9
Western	553.6	57.1	(0.4)	56.7	0.5	125.7	22.7
Corporate entities	26.0	12.8	—	12.8	(1.2)	(58.3)	—
Total	$2,116.2	$238.0	$(3.6)	$234.4	$(5.8)	$408.5	19.3%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2012:
Eastern	$1,545.5	$157.2	$(7.9)	$149.3	$3.0	$328.1	21.2%
Midwestern	1,331.9	157.2	(2.1)	155.1	(0.1)	253.2	19.0
Southern	1,543.8	173.9	(0.3)	173.6	0.5	323.7	21.0
Western	1,600.4	165.2	(0.6)	164.6	—	327.9	20.5
Corporate entities	68.3	38.6	10.0	48.6	—	(201.1)	—
Total	$6,089.9	$692.1	$(0.9)	$691.2	$3.4	$1,031.8	16.9%
Nine Months Ended September 30, 2011:
Eastern	$1,581.5	$160.7	$(9.0)	$151.7	$(8.9)	$375.7	23.8%
Midwestern	1,360.4	161.4	(0.4)	161.0	(0.2)	278.0	20.4
Southern	1,527.6	170.2	(0.6)	169.6	(11.9)	348.5	22.8
Western	1,626.3	168.6	(0.9)	167.7	(4.9)	366.6	22.5
Corporate entities	71.9	38.0	—	38.0	1.1	(182.9)	—
Total	$6,167.7	$698.9	$(10.9)	$688.0	$(24.8)	$1,185.9	19.2%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2012 with the comparable 2011 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
Eastern Region
Revenue for the three and nine months ended September 30, 2012 declined due primarily to declines in volume in our collection and transfer station lines of business, coupled with lower recycling commodity revenue and price decreases in our collection line of business. The volume declines were primarily due to the loss of a large national accounts contract and the loss of certain disposal contracts. These decreases were partially offset by an increase in volume in our landfill line of business for the nine months ended September 30, 2012 and price increases in the landfill and transfer station lines of business for the three and nine months ended September 30, 2012.
For the three and nine months ended September 30, 2012, operating margins were 21.7% and 21.2%, respectively, versus 22.3% and 23.8% for the comparable 2011 periods. The decrease in operating margins is due primarily to higher labor, environmental, repair and maintenance, sales and marketing costs as well as legal settlements. These unfavorable items were partially offset by favorable transfer and disposal costs primarily due to lower disposal prices and volumes disposed at third party sites and favorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $7.6 million recorded during the current quarter due to an increase in deemed airspace at certain of our landfills. In addition, we experienced lower cost of goods sold primarily due to a decline in market value of recycled commodities. Operating margins for the nine months ended September 30, 2012 were also unfavorably impacted due to higher fuel costs versus the comparable 2011 period.
Midwestern Region
Revenue for the three and nine months ended September 30, 2012 declined due to a decline in volumes in our disposal and residential collection lines of business and a decline in recycling commodity revenue. The volume declines were primarily due to the loss of a large national accounts contract and special waste event work not recurring in the current period. These decreases were partially offset by an increase in core price growth in all lines of business and volume increases in our commercial collection line of business for the three and nine months ended September 30, 2012.
For the three and nine months ended September 30, 2012, operating margins were 19.8% and 19.0%, respectively, versus 21.3% and 20.4% for the comparable 2011 periods. Operating margins also decreased due to increased labor costs in part due to certain labor relations activities. Higher landfill operating expense, repair and maintenance, and sales and marketing expenses also contributed to lower operating margins. These unfavorable items were partially offset by decreased legal settlements and lower cost of goods sold primarily due to a decline in market value of recycled commodities. In addition, we recorded favorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $2.1 million during the current quarter versus $0.4 million in the comparable 2011 periods.
Southern Region
Revenue for the three months ended September 30, 2012 declined due primarily to decreases in volume in our landfill and industrial collection lines of business coupled with a decrease in recycling commodity revenue. These decreases were partially offset by core price growth in all lines of business, except for residential collection. Revenue for the nine months ended September 30, 2012 increased as it benefited from core price growth in all lines of business except for commercial and residential collection and increased volumes in all lines of business except transfer station. These increases were partially offset by a decrease in recycling commodity revenue.
For the three and nine months ended September 30, 2012, operating margins were 20.1% and 21.0%, respectively, versus 22.9% and 22.8% for the comparable 2011 periods. Margins were negatively impacted by higher labor, transportation, fuel, landfill operating, repair and maintenance, sales and marketing, bad debt and settlement expenses. For the nine months ended September 30, 2012, labor increased due to a new recycling center and acquisitions in the market. These unfavorable items were partially offset by lower disposal costs primarily due to lower disposal prices and lower volumes disposed at third party sites coupled with lower cost of goods sold resulting from a decline in market value of recycled commodities.

Operating margins for the nine months ended September 30, 2011 also were unfavorably impacted by an impairment charge related to the disposition of businesses in three markets during the second quarter of 2011. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.8 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs partially offset by a gain of $17.1 million.
Western Region
Revenue for the three and nine months ended September 30, 2012 declined due to a decline in volumes in our residential collection, landfill and transfer station lines of business as well as lower recycling commodity revenue. The volume declines were primarily due to competitive disposal pricing and special waste event work not recurring in the current period. These decreases were partially offset by an increase in core price growth in all lines of business and an increase in volumes in our commercial collection line of business.
For the three and nine months ended September 30, 2012, operating margins were 21.0% and 20.5%, respectively, versus 22.7% and 22.5% for the comparable 2011 periods. The decrease in operating margins is due primarily to the decrease in special waste event work not recurring in 2012. Margins also were negatively impacted by higher franchise fees due to acquisitions and new franchise contracts, higher labor, disposal, repair and maintenance, legal settlements and sales and marketing expenses. We also experienced higher cost of goods sold as a result of increases in inbound commodity volumes partially offset by decreases in commodity prices. During the three months ended June 30, 2011, we recorded a $7.2 million charge related to expected losses from the divestiture of a business and the write-off of goodwill associated with that business.
Corporate Entities

During the three and nine months ended September 30, 2012, the corporate entities had operating losses of $101.6 million and $201.1 million, respectively, versus $58.3 million and $182.9 million for the comparable 2011 periods. Operating losses for the three and nine months ended September 30, 2012 were favorably impacted by lower management incentive pay and consulting expenses. These favorable adjustments were offset by unfavorable remediation adjustments due to $37.1 million charge recorded in connection with environmental conditions at our closed disposal facility in Missouri and adjustments to landfill amortization expense totaling $10.0 million for asset retirement obligations at other closed landfills for the nine months ended September 30, 2012. In addition, during the current quarter we recorded a charge to earnings of $31 million for our partial withdrawal from Central States with respect to union employees at our Danville, Illinois and Dayton, Ohio facilities. Corporate expenses also include general and administrative salary and benefit related expenses, legal and professional fees as well as other expenses.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the nine months ended September 30, 2012:

	Balance as of December 31, 2011	New Expansions Undertaken	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8		23.3	(55.8)	(0.4)	4,588.9
Probable expansion airspace	166.5	113.1	(17.2)	—	—	262.4
Total cubic yards (in millions)	4,788.3	113.1	6.1	(55.8)	(0.4)	4,851.3
Number of sites:
Permitted airspace	191					191
Probable expansion airspace	8	4	(1)			11

As of September 30, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of September 30, 2012, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.3 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the nine months ended September 30, 2012, total available airspace increased by 63.0 million cubic yards, net, primarily due to new expansions offset by airspace consumed.
As of September 30, 2012, eleven of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 52 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 61 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2012, accrued final capping, closure and post-closure costs were $1,058.7 million, of which $98.3 million is current and $960.4 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for the Countywide Landfill recorded as of September 30, 2012 is $53.3 million, of which $6.0 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $51 million to $72 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability for Congress recorded as of September 30, 2012 is $83.6 million, of which $7.8 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the nine months ended September 30, 2012 and the future expected investment as of September 30, 2012 (in millions):

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2012
Non-depletable landfill land	$161.8	$3.2	$(0.3)	$—	$—	$1.3	$—	$166.0
Landfill development costs	4,763.3	7.5	—	(0.3)	25.8	65.2	(7.8)	4,853.7
Construction-in-progress - landfill	187.3	206.1	—	—	—	(163.8)	—	229.6
Accumulated depletion and amortization	(1,735.7)	(192.2)	—	0.3	—	96.5	0.8	(1,830.3)
Net investment in landfill land and development costs	$3,376.7	$24.6	$(0.3)	$—	$25.8	$(0.8)	$(7.0)	$3,419.0

	Balance as of September 30, 2012	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.0	—	$166.0
Landfill development costs	4,853.7	6,577.5	11,431.2
Construction-in-progress - landfill	229.6	—	229.6
Accumulated depletion and amortization	(1,830.3)	—	(1,830.3)
Net investment in landfill land and development costs	$3,419.0	$6,577.5	$9,996.5

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense as of and for the nine months ended September 30:

	Nine Months Ended September 30,
	2012	2011
Number of landfills owned or operated	191	192
Net investment, excluding non-depletable land (in millions)	$3,253.0	$3,209.2
Total estimated available disposal capacity (in millions of cubic yards)	4,851.3	4,788.3
Net investment per cubic yard	$0.67	$0.67
Landfill depletion and amortization expense (in millions)	$191.3	$188.0
Accretion expense (in millions)	59.1	58.6
	$250.4	$246.6
Airspace consumed (in millions of cubic yards)	55.8	60.1
Depletion, amortization and accretion expense per cubic yard of airspace	$4.49	$4.10

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions and acquisitions. The increase in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills.
During the nine months ended September 30, 2012, our weighted-average compaction rate was approximately 1,900 pounds per cubic yard based on our three-year historical moving average as compared to 1,800 pounds per cubic yard for the nine months ended September 30, 2011. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of September 30, 2012, we expect to spend an estimated additional $6.6 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $9.8 billion or $2.03 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2012 and 2011 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2011	$48.1	$1,037.0	$543.7	$418.3
Non-cash additions	—	25.8	—	—
Acquisitions/divestitures and other adjustments	—	(1.4)	—	—
Asset retirement obligation adjustments	—	(7.8)	—	—
Accretion expense	—	59.1	24.0	3.3
Additions charged to expense	20.8	—	28.1	286.3
Payments or usage	(24.1)	(54.0)	(49.5)	(282.2)
Balance, September 30, 2012	44.8	1,058.7	546.3	425.7
Less: current portion	(44.8)	(98.3)	(87.1)	(137.6)
Long-term portion	$—	$960.4	$459.2	$288.1

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2010	$50.9	$1,046.5	$552.1	$417.2
Non-cash additions	—	25.5	—	—
Acquisition and other adjustments	—	15.1	—	—
Asset retirement obligation adjustments	—	(23.6)	—	—
Accretion expense	—	58.6	24.8	4.4
Additions charged to expense	10.9	—	4.7	275.0
Payments or usage	(15.7)	(73.3)	(26.7)	(276.4)
Balance, September 30, 2011	46.1	1,048.8	554.9	420.2
Less: Current portion	(46.1)	(104.1)	(86.1)	(119.1)
Long-term portion	$—	$944.7	$468.8	$301.1

As of September 30, 2012, accounts receivable were $854.2 million, net of allowance for doubtful accounts of $44.8 million, resulting in days sales outstanding of 38, or 24 days net of deferred revenue. In addition, at September 30, 2012, our accounts receivable in excess of 90 days old totaled $52.9 million, or 5.9% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2012 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2012
Other land	$375.1	$—	$(1.4)	$3.6	$—	$—	$—	$377.3
Non-depletable landfill land	161.8	3.2	(0.3)	—	—	—	1.3	166.0
Landfill development costs	4,763.3	7.5	—	(0.3)	25.8	(7.8)	65.2	4,853.7
Vehicles and equipment	4,515.1	366.9	(63.5)	6.7	—	—	34.8	4,860.0
Buildings and improvements	802.8	20.9	(13.3)	7.1	—	—	19.9	837.4
Construction-in- progress - landfill	187.3	206.1	—	—	—	—	(163.8)	229.6
Construction-in- progress - other	47.3	69.1	—	—	—	—	(54.7)	61.7
Total	$10,852.7	$673.7	$(78.5)	$17.1	$25.8	$(7.8)	$(97.3)	$11,385.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2012
Landfill development costs	$(1,735.7)	$(192.2)	$—	$0.3	$0.8	$96.5	$(1,830.3)
Vehicles and equipment	(2,119.1)	(362.4)	59.0	1.6	—	(0.1)	(2,421.0)
Buildings and improvements	(205.6)	(27.5)	1.6	0.3	—	—	(231.2)
Total	$(4,060.4)	$(582.1)	$60.6	$2.2	$0.8	$96.4	$(4,482.5)

Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2012 and 2011 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$1,056.7	$1,286.8
Net cash used in investing activities	(692.2)	(689.2)
Net cash used in financing activities	(356.8)	(613.3)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2012 and 2011 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $256.2 million in the nine months ended September 30, 2012 versus a decrease of $74.9 million in the comparable 2011 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $47.3 million during the nine months ended September 30, 2012 due to timing of billings net of collections as compared to an $80.7 million increase in accounts receivable, exclusive of the change in allowance for doubtful accounts during the comparable 2011 period.

•	At December 31, 2011 and 2010, we recorded a tax receivable of $68.4 million and $69.8 million, respectively primarily due to the effects of current deductions for property placed into service during the fourth quarter, referred to as “Bonus Depreciation.” We received refunds of approximately $50 million in each of the first quarters of 2012 and 2011. As of September 30, 2012 and 2011, we recorded a tax receivable of $65.5 million and $32.8 million, respectively, related to IRS settlements and overpayments to federal and state jurisdictions. This fluctuation caused a $34.1 million decrease in working capital during the nine month period ended September 30, 2012 as compared to the same period in 2011.

•	Income taxes paid, net of refunds received, were $169.0 million and $131.8 million for the nine months ended September 30, 2012 and 2011, respectively.

•	During the first quarter of 2012, we paid synergy incentive plan bonuses of approximately $68 million.

•
Cash paid for environmental remediation was $22.8 million higher during the nine months ended September 30, 2012 than the comparable 2011 period primarily due to remediation work performed at one of our landfill sites in our Western Region.

•
On December 29, 2011, we signed a settlement agreement with the City of Chicago under which we paid the City $11.0 million in January 2012. In addition, we paid $29.5 million to settle the Livingston matter during the nine months ended September 30, 2012. See further discussion in Note 13, Commitments and Contingencies.

•	Cash paid for interest was $39.1 million lower during the nine months ended September 30, 2012 than the comparable 2011 period due to refinancing of our higher interest rate debt.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 are summarized below:
Capital expenditures. Capital expenditures during the nine months ended September 30, 2012 were $707.4 million, compared with $696.1 million in the comparable 2011 period. Property and equipment received during the nine months ended September 30, 2012 and 2011 were $673.7 million and $601.8 million, respectively.
Cash used in acquisitions. During the nine months ended September 30, 2012, we paid $73.1 million for acquisitions of collection, recycling and transfer station businesses primarily in our Western and Eastern Regions. During the nine months ended September 30, 2011, we acquired various solid waste businesses for which we paid $40.8 million.
Cash proceeds from divestitures. During the nine months ended September 30, 2012, we divested of a collection business in our Eastern Region and certain assets associated with our rail logistics business for which we received $9.6 million. During the nine months ended September 30, 2011, we divested of certain assets in our Southern, Western and Eastern Regions for which we received $14.2 million.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances, which are related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance, provided $54.5 million and $12.3 million to our investing activities during the nine months ended September 30, 2012 and 2011, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $22.4 million and $14.4 million during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we paid $29.5 million to settle the Livingston matter that was funded through a restricted escrow account.
We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2012 and 2011 are summarized below:
Net debt repayments and borrowings. Proceeds from notes payable and long term debt were $86.5 million during the nine months ended September 30, 2012 versus net proceeds of $154.8 million in the comparable 2011 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our senior notes and tax exempt financings and refinancing of our credit facilities as well as purchasing and retiring certain indebtedness were $42.7 million during the nine months ended September 30, 2012 versus $148.4 in the comparable 2011 period.
Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to September 30, 2012, we repurchased 24.7 million shares of our stock for $708.3 million at a weighted average cost per share of $28.65. During the nine months ended September 30, 2012, we repurchased 7.6 million shares of our stock for $207.5 million at a weighted average cost per share of $27.38.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2012, our board of directors approved an increase in the quarterly dividend to $0.235 per share. Dividends paid were $243.4 million and $227.8 million during the nine months ended September 30, 2012 and 2011, respectively.

Financial Condition
As of September 30, 2012, we had $74.0 million of cash and cash equivalents and $132.9 million of restricted cash deposits and restricted marketable securities, including $54.2 million restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills and $75.6 million of restricted cash and marketable securities related to our self-funded insurance obligations.
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

Contemporaneous with the execution of the Amended and Restated Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Amended and Restated Credit Facility, the Credit Facilities) to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 1 does not extend the maturity date under the Existing Credit Facility, which matures in April 2016.

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

A covenant in our Credit Facilities makes it a technical event of default if an ERISA Event (as defined in the agreements) occurs that has resulted or is reasonably expected to result in a liability to us greater than $25 million (the ERISA Event Limit).  During the three months ended September 30, 2012, we recorded a liability of approximately $31 million in connection with our partial withdrawal from the Central States, Southeast and Southwest Areas Pension Fund, creating a temporary event of default.  We promptly reported this to the lenders, and they waived the default on October 15, 2012.  On October 29, 2012, we amended our Credit Facilities to (1) except from the ERISA Event of default provision our future incurrence of withdrawal liabilities under listed plans in an amount not to exceed $250 million and (2) exclude such liabilities from the calculation of EBITDA (as defined in the agreements) used in our covenant calculations.  Refer to Note 13, Commitments and Contingencies, for our discussion of multiemployer pension plans. With the exception of the ERISA Event issue that has been waived, we were in compliance with all other covenants under our Credit Facilities at September 30, 2012.

As of December 31, 2011, the interest rate for our borrowings under our Credit Facilities was 3.25%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2011, we had $34.4 million of Eurodollar Rate borrowings. As of September 30, 2012, we had no borrowings under our Credit Facilities. We had $918.9 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,331.1 million and $1,515.4 million of availability under our Credit Facilities, at September 30, 2012 and December 31, 2011, respectively.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. As of September 30, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.20%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. As of September 30, 2012, we had $72.2 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated at any time by either party.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At September 30, 2012, our EBITDA to interest ratio was 5.87 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.02 compared to the 3.50 maximum allowed by the covenants.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Senior Notes and Debentures
During the three months ended June 30, 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are our unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste of North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and for general corporate purposes.

Tax-Exempt Financings
As of September 30, 2012 and December 31, 2011, we had $1,097.4 million and $1,126.4 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2012 to 2035. As of September 30, 2012 and December 31, 2011, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $0.5 million and $15.8 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
As of September 30, 2012, approximately 80% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
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
As of September 30, 2012, we had $132.9 million of restricted cash and marketable securities, including $54.2 million held in trust as a financial guarantee of our performance and collateral for certain of our capping, closure and post-closure obligations and self-funded insurance obligations in the amount of $75.6 million.
Credit Rating
We have received investment grade credit ratings. As of September 30, 2012, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash provided by operating activities	$361.7	$491.2	$1,056.7	$1,286.8
Purchases of property and equipment	(244.9)	(214.4)	(707.4)	(696.1)
Proceeds from sales of property and equipment	3.1	7.1	24.5	23.4
Free cash flow	$119.9	$283.9	$373.8	$614.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$244.9	$214.4	$707.4	$696.1
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(29.2)	(0.2)	(33.7)	(94.3)
Property and equipment received during the period	$215.7	$214.2	$673.7	$601.8

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect,” “will,” “may,” “anticipate,” “plan,”

“estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:

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

•
potential increases in our expenses if we are required to provide additional funding to any multi-employer pension plan to which we contribute or if an additional withdrawal event or events occur with respect to Central States Pension Fund or if a withdrawal event occurs with respect to any other multiemployer pension plan to which we contribute;

•	the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies; and

•	acts of war, riots or terrorism, including the events taking place in the Middle East and the continuing war on

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
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the nine months ended September 30, 2012 and 2011 was $266.5 million and $341.2 million, respectively.
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
At September 30, 2012, we had approximately $975 million of floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $10 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements for further information regarding how we manage interest rate risk.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 to our unaudited consolidated financial statements, Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 6 to our unaudited consolidated financial statements, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 8 to our unaudited consolidated financial statements, Income Taxes. See also our Form 10-Q's for the prior quarters in this fiscal year, which contain information regarding certain proceedings that were resolved in the prior quarters.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $58 million relating to our outstanding legal proceedings as of September 30, 2012, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $75 million higher than the amount recorded as of September 30, 2012.
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
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for further proceedings consistent with its decision in Havel. Plaintiff filed a motion for reconsideration/clarification, which the Ohio Supreme Court denied. Plaintiff then filed a motion for additional briefing before the Court of Appeals. The Court of Appeals denied the request and remanded the case to the Cuyahoga County Common Pleas Court for proceedings consistent with Havel. We will continue to defend this matter vigorously.
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
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $100,000 or More
Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe that the monetary sanctions will not equal or exceed $100,000. We are disclosing the following matter in accordance with that requirement:

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
There were no material changes during the nine months ended September 30, 2012 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2012:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2012	109,083	$25.92	109,083	$474,397,131
August 2012	890,145	$28.62	890,145	$448,918,554
September 2012	261,500	$28.30	261,500	$441,518,290
	1,260,728		1,260,728

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
4.1*
Amendment No. 1, dated as of October 29, 2012, to the Amended and Restated Credit Agreement, dated as of May 8, 2012 by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

4.2*
Amendment No. 2, dated as of October 29, 2012, to the Amended and Restated Credit Agreement, dated as of April 20, 2011 by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each of the lenders party thereto.

10.1+
Offer Letter, dated August 17, 2012, by and between Robert Boucher and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 20, 2012).

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

REPUBLIC SERVICES, INC.

Date:	November 1, 2012	By:	/S/ TOD C. HOLMES
Tod C. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2012	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)