Form 10-K
period 2012-12-31
REPUBLIC SERVICES, INC.
filed 2013-02-15
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2012, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $9.7 billion.
As of February 8, 2013, the registrant had outstanding 362,596,989 shares of Common Stock (excluding treasury shares of 44,076,417).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic”, “the company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 332 collection operations in 38 states and Puerto Rico. We own or operate 195 transfer stations, 191 active solid waste landfills and 71 recycling centers. We also operate 69 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996. On December 5, 2008, we acquired all the issued and outstanding shares of Allied Waste Industries, Inc. (Allied) in a stock-for-stock transaction for an aggregate purchase price of $12.1 billion, which included $5.4 billion of debt, at fair value.
Based on analysts’ reports and industry trade publications, we believe the United States non-hazardous solid waste services industry generates annual revenue of approximately $55 billion, of which approximately 60% is managed by publicly owned waste companies. We believe that we and one other public waste company generated in excess of 60% of the publicly owned companies’ total revenue. Industry data also indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 19% and 22%, respectively, of total industry revenue. We believe growth in the solid waste industry historically has been linked primarily to growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.
Our operations are national in scope, but the physical collection and disposal of waste is very much a local business and the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the company while maintaining day-to-day operating decisions at the local level, closest to the customer.
We manage our operations through three geographic operating regions that are also our reportable segments: East, Central and West. Each region is organized into several areas and each area contains multiple business units or operating locations. Each of our regions and substantially all our areas provide collection, transfer, recycling and disposal services. We believe this structure facilitates integrating our operations within each region, which is a critical component of our operating strategy. It also allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while minimizing administrative overhead costs and maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.
During the fourth quarter of 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes included consolidating the regions from four to three, which resulted in a change to our reportable segments to those described above, and areas from 28 to 20, relocating office space and reducing administrative staffing levels. We implemented this realignment to leverage our strong leadership team and organizational capabilities to refine how we operate. We have not made any changes to the span of control at our business units, keeping the appropriate leadership focus and decision making closest to our customers.
Management Team
We believe we have one of the most experienced management teams in the solid waste industry.
Donald W. Slager became our Chief Executive Officer (CEO) and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied acquisition in December 2008 until then. In addition to his duties as CEO, Mr. Slager resumed the role of principal operating executive from November 2011 until August 2012. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 32 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.
Glenn A. Culpepper was elected Executive Vice President - Chief Financial Officer, effective on January 9, 2013. Mr.

Culpepper has more than 30 years of broad-based financial experience. He joins Republic from Summit Materials, a leading business in the aggregates and building materials sector, where he has been Chief Financial Officer (CFO) for the last two years. Prior to that, Mr. Culpepper spent 21 years at CRH PLC, a large publicly-traded multinational construction materials company based in Dublin, Ireland, including two years as its principal financial officer and member of its board of directors, and 13 years as the CFO of its North American operations, Oldcastle Materials. Prior to CRH, Mr. Culpepper held roles of increasing responsibility in audit, tax and mergers and acquisitions at Price Waterhouse.
Robert Boucher was named Executive Vice President, Operations in August 2012. Mr. Boucher joined us in June 2010 as the Area President for the Houston area and then served as Senior Vice President, Operations, Southern Region. Mr. Boucher has had a 20-year career in the waste industry, including serving as President and Chief Executive Officer of Synagro from 2002 to 2010. Before that, Mr. Boucher worked for Allied Waste Industries, Inc. from 1997 to 2002 in positions including District Manager and Regional Vice President. Mr. Boucher also worked for Waste Management from 1994 to 1997 and for American Waste Systems from 1989 to 1994. During this time, his many roles included Division Manager, Operations Manager, General Manager and Division President. Mr. Boucher has over 23 years of experience in the solid waste industry.
Jeffrey A. Hughes was named Executive Vice President, Human Resources in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 25 years of experience in the solid waste industry.
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
Our local management team has extensive industry experience in growing, operating and managing solid waste companies and has substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. Each regional management team includes a regional president, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe that our strong regional management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our regional management teams and area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions, areas and business units throughout our operations to continue improving operating margins.

Integrated Operations
We believe we have created a company with a strong, national operating platform. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority and it is profitable to do so. We consider acquiring companies that own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volumes.
We also seek to acquire solid waste collection operations in markets in which we own or operate landfills. In addition, we generate internal growth in our disposal operations by developing new landfills and expanding our existing landfills in markets in which we have significant collection operations or in markets that we determine lack sufficient disposal capacity. During the year ended December 31, 2012, approximately 67% of the total waste volume that we collected was disposed at landfill sites that we own or operate (internalization). In a number of our larger markets, we and our competitors are required to take waste to government-controlled disposal facilities (flow control). This provides us with an opportunity to compete effectively in these markets without investing in landfill capacity.
Major Initiatives
Our initiatives are designed to deliver total waste stream solutions, including recycling, to our customers while creating sustainable economic value for our stockholders. We believe focusing on the following major initiatives will improve profitability and generate value for our stockholders:

Customer Experience

We strive to provide the highest level of customer service. Our policy is to periodically visit each commercial account to ensure customer service and satisfaction. We also have municipal marketing representatives who are responsible for working with municipalities or communities to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.
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
Expansion of Recycling Capabilities
We believe approximately 35% of municipal solid waste is recycled. Communities have increasingly committed to their residents to enhance and expand their recycling programs. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices. We currently own or operate 71 recycling centers. During 2012, we invested approximately $76 million on five recycling centers. We will continue to look for opportunities to expand our recycling capabilities in markets where these services are desired and provide an appropriate return on our investment.
Fleet Automation
Through 2012, we have converted approximately 62% of our residential routes to automated single driver trucks. By converting our residential routes to automated service, we believe we can more efficiently service our customers, improve driver safety, increase productivity and reduce labor costs. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Conversion to Compressed Natural Gas (CNG)
We currently operate 1,300 CNG vehicles out of our total 15,000 active vehicles. We expect to continue our gradual fleet conversion to CNG, our preferred alternative fuel technology, as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is most prudent to realize the full value of our previous fleet investments. Approximately 54% of our vehicle purchases during 2012 were vehicles fueled by CNG. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission objectives or initiatives that focus on protecting the environment. Although upfront costs are higher, we expect that using natural gas will reduce our overall fleet operating costs through lower maintenance and fuel expenses.
Standardized Maintenance
We believe we operate the eighth largest vocational fleet in the United States. As of December 31, 2012, our average fleet age in years, by line of business, was as follows:

	Number of Vehicles	Average Age
Residential	7,500	6
Commercial	4,000	6
Industrial	3,500	9
Total	15,000	7
We have historically spent approximately 5% of our revenue on fleet maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and reliability and a safer, more efficient fleet with lower operating costs. We have standardized maintenance programs for approximately 50% of our fleet maintenance operations through December 31, 2012.

Cash Utilization Strategy
Key components of our cash utilization strategy include generating and growing free cash flow and sustaining or improving our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (U.S. GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. We believe that free cash flow is a driver of stockholder value and provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes:

•	internal growth and acquisitions,

•	dividends,

•	share repurchases, and

•	strong capital structure.

We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Internal Growth and Acquisitions
Our growth strategy focuses on increasing revenue, gaining market share and enhancing stockholder value through internal growth in price and volume as well as through development activities, acquisitions and improving our operating margins. Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects both to support growth and to achieve acceptable rates of return. The key components of our growth strategy are:

Price Growth.  We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in vehicles, other equipment, landfills, transfer stations and recycling facilities.

Volume Growth.  Growth through increases in our customer base and services provided is the most capital efficient means to grow our business. We seek to obtain long-term contracts for collecting solid waste with exclusive franchise agreements with municipalities as well as commercial and industrial contracts. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying population growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for services provide an appropriate return on our capital investment.

Sales and Marketing Activities.  We manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. While most of our marketing activity is local in nature, we also provide a National Accounts program in response to the needs of national and regional customers. This National Accounts program is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals, and provide customized reporting. The National Accounts program centralizes services to effectively manage customer needs, while helping minimize costs. With our extended geographic reach, this program effectively serves our customers nationwide. As an industry leader, our mission is to use our strengths and expertise to exceed customer expectations by consistently delivering the best national program available.

Development Activities.  We seek to identify opportunities to further our position as an integrated service provider in markets where we are not fully integrated. Where appropriate, we seek to obtain permits to build transfer stations, recycling centers and landfills that would provide vertically integrated waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.
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

Acquisitions.  Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements, and the limited number of exit strategies for privately held companies. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies.
Public-Private Partnerships. In addition to privately held solid waste and recycling companies, we also focus on the waste and recycling operations and facilities of municipal and other local governmental authorities for growth opportunities. We believe our ability to acquire operations and facilities from municipalities that are privatizing is growing, as they increasingly seek to raise capital and reduce risk.
The consolidation of acquired businesses into existing operations, whether through acquisitions or public-private partnerships, reduces costs by decreasing capital and expenses used for truck routing, personnel, equipment and vehicle maintenance, inventories and back-office administration.
Dividends
In July 2003, our board of directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in the third quarter of 2012 to $0.235 per share, representing a compound annual growth rate since 2003 of approximately 22%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance stockholder value.
Share Repurchases
We have had a share repurchase program since November 2010. From November 2010 to December 31, 2012, we used $825.6 million to repurchase 29.0 million shares of our common stock at a weighted average cost per share of $28.49. We expect to use the remaining authorization, totaling $324.4 million, to repurchase outstanding shares during 2013.
Strong Capital Structure
Debt. Since our merger with Allied on December 5, 2008, we have refinanced $5,288.2 million in senior notes and $1,022.3 million in tax-exempt financings. This reduced the average coupon rate on our senior notes and tax-exempt financings, on a weighted average basis, by more than 175 basis points while extending our debt maturities and giving greater stability to our capital structure. As a result of the refinancing, our debt maturity profile is as follows:

	2013	2014	2015	2016	2017	Thereafter

Credit facilities	$—	$—	$—	$1,000.0	$1,250.0	$—
Senior notes	—	—	—	—	—	5,725.7
Debentures	—	—	—	—	—	200.5
Tax-exempt financings	11.3	11.3	4.8	25.0	5.2	1,040.3
Total	$11.3	$11.3	$4.8	$1,025.0	$1,255.2	$6,966.5

Credit Ratings. A key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB by Standard & Poor’s, BBB by Fitch and Baa3 by Moody’s as of December 31, 2012. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.

Operations
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste and recovering and recycling certain materials.
Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers through 332 collection operations. In 2012, 77% of our revenue was derived from collection services. Within the collection line of business, 35% of our revenue is from services provided to municipal and residential customers, 40% is from services provided to commercial customers, and 25% is from services provided to industrial (both permanent and temporary) and other customers.
Our residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations, or directly to landfills or recycling centers. We typically perform residential solid waste collection services under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in the respective municipalities. These contracts or franchises usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential solid waste collection services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.
In our commercial and industrial collection operations, we supply our customers with waste containers of varying sizes. We also rent compactors to large waste generators. We typically perform commercial collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs, and the cost of disposal.
We also provide waste collection services to industrial and construction facilities on a contractual basis with terms ranging from a single pickup to one year or longer. Our construction services are provided to the commercial construction and home building sectors. We collect the containers or compacted waste and transport the waste to either a transfer station or directly to a landfill for disposal.
We also provide recycling services based on our collection customers' requirements to complete our service offerings.
Transfer Services.  We own or operate 195 transfer stations. Revenue at transfer stations is primarily generated by charging tipping or disposal fees which accounted for 5% of our revenue during 2012. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend their geographic reach.
Disposal Services.  We own or operate 191 active landfills. We charge tipping fees to third parties, which accounted for 12% of our revenue during 2012. As of December 31, 2012, we had approximately 37,000 permitted acres and total available permitted and probable expansion disposal capacity of 4.8 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
We also have responsibility for 128 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services.  We own or operate 71 recycling centers. These facilities generate revenue through the collection, processing, and sale of old corrugated cardboard (OCC), old newspaper (ONP), aluminum, glass and other materials. Most of these recyclable materials are collected by our collection operations.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively, on an annual basis.
In certain instances we issue recycling rebates to municipalities or large industrial customers, which can be based on the price we receive upon the final sale of recyclable materials, a fixed contractual rate or other measures. We also receive rebates when we dispose of recyclable materials at third-party facilities.
Of the current waste stream, approximately 35% is recycled, and we believe that percentage is growing faster than the overall waste stream as more volumes are diverted from landfills.  As consumer demand for recycling services has increased, we have met that demand by integrating recycling components to each of our collection service offerings.  Our goal is to provide a complete waste stream management solution to our customers in an environmentally sustainable way.
Other Services.  Other revenue consists primarily of National Accounts revenue generated from nationwide contracts in markets outside our operating areas, where the associated waste handling services are subcontracted to local operators. Thus, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

Customers
We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer has individually accounted for more than 3% of our consolidated revenue in any of the last three years.

Competition
Although we operate in a highly competitive industry, entry into our business and the ability to operate profitably require substantial amounts of capital and managerial experience. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, including Waste Management, Inc., several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.
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
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local authorities administer these regulations.
We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities or in the need to expend funds for fines, penalties or settlements. We cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. We have established final capping, closure, post-closure and remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs. However, we cannot assure you that actual costs will not exceed our reserves.
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

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements that are more stringent than those of Subtitle D. Our failure to comply with any of these environmental requirements at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits and reduced revenue from lost operational time.
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

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, any such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•
The Federal Water Pollution Control Act of 1972 (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our landfills and transfer stations that is discharged into surface waters through discrete conveyances must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect the manner in which our landfills monitor and control their waste management activities. Furthermore, if development at any of our facilities alters or affects wetlands, we may be required to secure permits before such development starts. In these situations, permitting agencies may require mitigation of wetland impacts.

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
With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various state and local government authorities have adopted, or are considering adopting, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdictional lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the U.S. Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce and is unconstitutional. In 2007, however, the U.S. Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly-owned and publicly-operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal, thereby adversely affecting our operations and our financial results.
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
We maintain commercial general and auto liability, employment practices liability, environmental and remediation liability, directors and officers' liability, workers' compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and we have, subject to limitations and exclusions, substantial liability insurance, we cannot assure you that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability and employee-related health care benefits are either self-insured or subject to large deductible insurance policies. Claims in excess of self-insurance or deductible levels are insured subject to the excess policy limits and exclusions. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance or deductible retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.
In the normal course of business, we purchase performance bonds, insurance policies, letters of credit, or cash and marketable securities deposits in connection with municipal residential collection contracts, financial assurance for closure and post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making deposits in the form of cash or marketable securities or by obtaining bank letters of credit, insurance policies or surety bonds.
Employees
We work to create and maintain an environment that attracts, develops and retains people who assure our success with customers, differentiate us from our competitors and allow us to be an employer of choice for top talent. As of December 31, 2012, we employed approximately 30,000 full-time employees, approximately 26% of whom were covered by collective bargaining agreements.
Safety remains our highest priority for all of our employees and the communities we serve. Our long-standing commitment to safety is unwavering. We will continue to improve our driver safety training program and reward our people for operating in a safe and conscientious manner in all our lines of business.

Availability of Reports and Other Information
Our corporate website is www.republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy, and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Management Development and Compensation Committee of the board of directors. In addition, the SEC website is www.sec.gov. The SEC makes available on that website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

ITEM 1A.	RISK FACTORS
This Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon our management's current beliefs and expectations and are subject to risk and uncertainties, including the risks set forth below in these Risk Factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. According, you should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2012, we had approximately $7 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
General economic conditions can directly and adversely affect our operating results.
Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. A weak economy generally results in decreases in volumes of waste generated, which adversely affects our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust quickly to match declining waste volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, the decline in waste volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Recent and continuing economic conditions have negatively impacted the portion of our collection business servicing commercial and industrial accounts in general and the manufacturing and construction industries in particular. We cannot assure you that worsening economic conditions would not have a significant adverse impact on our consolidated financial condition, results of operations or cash flows. Further, recovery in the solid waste industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.

The weak U.S. economy may expose us to credit risk for amounts due from governmental agencies, large national accounts, industrial customers and others.
The weak U.S. economy has reduced the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies, including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, the weak economy may cause other customers, including our large national accounts or industrial clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on price, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, from time to time we may have difficulty competing effectively in certain markets. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.
We seek to secure price increases necessary to offset higher costs, to maintain or improve operating margins, and to obtain adequate returns on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index. Particularly in a weak U.S. economy such as the current one, our costs may increase in excess of the increase, if any, in the Consumer Price Index. This may continue to be the case even when the U.S. economy recovers because a recovery in the solid waste industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. Price increases also might cause us to lose volume to lower-cost competitors.
Increases in the cost of fuel or petrochemicals would increase our operating expenses, and we cannot assure you that we would be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $530.1 million in 2012, or 6.5% of revenue, compared to $516.5 million in 2011, or 6.3% of our revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2012, approximately 8% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. For 2012, we were able to recover approximately 67% of our fuel costs with fuel recovery fees. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $24 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must be renewable and must take into account the fuels' impact on reducing greenhouse gas emissions. These regulations are one of many factors that may affect the cost of the fuel we use.
Our operations also require the use of products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. Petrochemical prices, and hence our operating and capital costs, may be further affected by regulatory efforts to reduce greenhouse gases from the industries that produce such petrochemicals. We are also susceptible to increases in indirect fuel recovery fees from our vendors.
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
To manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2012, approximately 41% of our tonnage sold was hedged with such arrangements. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material impact to our revenue and cost of operations.
Adverse weather conditions, including those brought about by climate change, may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting from climate change, some of which we may already be experiencing. Recent studies suggest that global warming is occurring faster than previously projected, with the World Bank now projecting a 7.2° Fahrenheit temperature increase by the end of the century. In addition to sea level rise, this temperature increase is expected to result in more severe droughts, floods, and other extreme weather events. Any of this could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.

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
Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, repurchase stock, and take other actions to enhance stockholder value. We cannot assure you that we will succeed in executing our broad-based pricing initiatives, that we will generate sufficient cash flow to execute our financial strategy, that we will be able to pay cash dividends at our present rate, or increase them, or that we will be able to continue our share repurchase program.
The solid waste industry is a capital-intensive industry and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.
Our ability to remain competitive and to grow our business largely depends on our cash flow from operations and access to capital. If our capital efficiency programs cannot offset the impact of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we spend on capital, capping, closure, post-closure, environmental remediation and other items will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.
We cannot assure you that we will be able to obtain or maintain the permits we require to operate because permits to operate new landfills and transfer stations and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has at times increased our costs and extended the time associated with establishing new landfills and transfer stations and expanding existing landfills. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills or transfer stations or expanding existing landfills. Our failure to obtain the required permits to operate our landfills and transfer stations could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.
If we do not appropriately estimate landfill capping, closure and post-closure costs, our financial condition and results of operations may be adversely affected.
A landfill must be closed and capped, and post-closure maintenance commenced, once the landfill's permitted capacity is reached and additional capacity is not authorized. We have significant financial obligations relating to capping, closure and post-closure costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure and post-closure financial obligations. We could underestimate such costs, and our financial obligations for capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Additionally, if a landfill must be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure and post-closure could be required to be accelerated. If our capping, closure or post-closure costs exceed the amounts accrued, or if such accruals are required to be accelerated, this could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
Alternatives to landfill disposal could reduce our disposal volumes and cause our revenues and operating results to decline.
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Although such actions help to protect our environment, they have reduced and will in the future reduce the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to the decrease in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative impact on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative impact on our consolidated financial condition, results of operations and cash flows.
The possibility of landfill and transfer station site development projects, or expansion projects not being completed or certain other events could result in material charges to income.
In accordance with U.S. GAAP, we capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidate balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse impact on our results of operations.
We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of solid and hazardous wastes and materials, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for capping, closure and post-closure, and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.
Our collection, transfer, and landfill operations are and will continue to be affected by state or local laws or regulations that restrict the transportation of solid waste across state, county or other jurisdictional lines or that direct the flow of waste to a specified facility or facilities. Such laws and regulations could negatively affect our operations, resulting in declines in landfill volumes and increased costs of alternate disposal.
In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. As a result, we may be required to pay fines or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with our environmental obligations. We could underestimate such accruals and remediation costs could exceed amounts accrued. Such shortfalls could result in significant unanticipated charges to income.
Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate.
Efforts to curtail the emission of greenhouse gases and to ameliorate the effects of climate change continue to progress. Our landfill operations emit methane, identified as a greenhouse gas, and our vehicle fleet emits, among other things, carbon dioxide, which also is a greenhouse gas. Conventional wisdom still suggests that passage of comprehensive, federal climate change legislation is highly unlikely. Nonetheless, should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.
Absent comprehensive federal legislation to control greenhouse gas emissions, EPA is moving ahead administratively under its existing Clean Air Act authority. EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are “pollutants” for purposes of the Clean Air Act and EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, EPA has since finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. EPA and NHTSA have finalized such regulations applicable to heavy-duty vehicles through model-year 2018 and to light-duty vehicles through model-year 2025. We cannot assure you that federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy duty vehicles will not have a material effect on our operations or on our consolidated financial condition, results of operations, or cash flows.
As it relates to stationary sources of greenhouse gases, in May 2010 EPA finalized the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule sets levels of greenhouse gas emissions at new or modified stationary emission sources that trigger permit and control obligations. Recent efforts to challenge the Tailoring Rule before the U.S. Court of the Appeals for the District of Columbia have failed. Nonetheless, in July 2011 EPA issued a rule deferring the application of the Tailoring Rule to biogenic carbon emissions from solid waste landfills for three years, which largely exempts landfills from the Tailoring Rule during this period. We cannot assure you, however, that the eventual application of the Tailoring Rule to our landfills will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations, or cash flows.
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
We are and will continue to be involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Further, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments and adversely affect our consolidated financial condition, results of operations and cash flows.
We may be unable to manage our growth effectively.
Our growth strategy places significant demands on our financial, operational and management resources. To continue our growth, we may need to add administrative and other personnel, and may need to make additional investments in operations and systems. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or to expand our operations and systems to the extent, and in the time, required.
We may be unable to execute our acquisition growth strategy.
Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates and on our ability to successfully integrate acquired operations into our business. The integration of our operations with those of acquired companies may present significant challenges to our management. In addition, competition for acquisition candidates may prevent us from acquiring certain acquisition candidates. Thus, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified,

•	we will be able to acquire any of the candidates identified,

•	we will effectively integrate companies we acquire, or

•	any acquisitions will be profitable or accretive to our earnings.
If any of these factors force us to alter our growth strategy, our growth prospects could be adversely affected.

Businesses we acquire may have undisclosed liabilities.

Our due diligence investigations of acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities when we can by conducting due diligence, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or that any indemnification obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.
Our consolidated financial statements are based on estimates and assumptions that will differ from actual results.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management's estimates. Actual results will differ from these amounts. Significant items requiring management to make subjective or complex judgments about matters that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, employee benefit and pension plans, deferred taxes, uncertain tax positions and self-insurance. We cannot assure you that the liabilities recorded for items such as these will be adequate to cover the costs we ultimately will face.
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
As of December 31, 2012, approximately 26% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
Our obligation to fund multi-employer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse impact on us.
We contribute to 27 multi-employer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 20% of our total current employees participate in such multi-employer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. Except as discussed in the following four paragraphs and Note 11 to our consolidated financial statements, Employee Benefit Plans, we cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period.
Further, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a Withdrawal Event), we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multi-employer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
We have CBAs with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). All of these CBAs have been, are or will be under negotiation in the remainder of 2013. As part of our negotiations, we have proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities.

During 2012, we had Withdrawal Events with respect to two of our facilities. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability to the Fund associated with these two Withdrawal Events will be approximately $31 million, which was charged to earnings during the three months ended September 30, 2012.
If we do have an additional Withdrawal Event or Events with respect to one or more of the remaining bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. However, we believe our additional liability upon a complete withdrawal from the Fund would be between $113 million and $146 million if it were to occur in 2013, based on current estimates. In the future, a loss may become probable, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred.
For additional discussion and detail regarding multi-employer pension plans see, Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2012, we owned or operated 332 collection operations, 195 transfer stations, 191 active solid waste landfills and 71 recycling centers in 38 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 102,000 acres, including approximately 37,000 permitted acres. We also own or have responsibilities for 128 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7 to our consolidated financial statements, Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 8 to our consolidated financial statements, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 10 to our consolidated financial statements, Income Taxes. Please see our consolidated financial statements included in this Form 10-K under Item 8 for information about these matters.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $66 million relating to our outstanding legal proceedings as of December 31, 2012, including those described in this Form 10-K and others that are not specifically identified herein. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $79 million higher than the amount recorded as of December 31, 2012.
General Legal Proceedings
Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Republic-Ohio has owned and operated the landfill since February 1, 1999. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court has consolidated the two actions. We have assumed both the defense and the liability of WMI and WMO in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any further relief the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. Plaintiffs also have abandoned any claims for adverse health effects. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs' qualified statutory public nuisance claims. Republic, WMI and WMO have been dismissed from the litigation. A trial for 10 of the plaintiffs has been scheduled for March 2013.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. Plaintiff filed a motion for reconsideration/clarification, which the Ohio Supreme Court denied. Plaintiff then filed a motion for additional briefing before the Court of Appeals. The Court of Appeals denied the request and remanded the case to the Cuyahoga County Common Pleas Court for application of Havel.
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,950 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $100,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe that the monetary sanctions will not equal or exceed $100,000. We are disclosing the following matter in accordance with that requirement:

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

Sunshine Canyon Matter

On July 13, 2012, Sunshine Canyon Landfill, located in Sylmar, California, entered into a settlement agreement with the South Coast Air Quality Management District (SCAQMD) that resolved SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions notices of violation (NOVs) received by Sunshine Canyon from the SCAQMD through June 30, 2012. Per the terms of the settlement, Sunshine Canyon did not admit any liability and agreed to pay the SCAQMD a stipulated amount of $435,000, plus other fees, for a release of these claims. Sunshine Canyon also remains subject to certain operational requirements set forth in the third stipulated amended abatement order issued by the SCAQMD's independent hearing board, as further modified by stipulation on July 11, 2012. Since the date of settlement with the SCAQMD, Sunshine Canyon has received additional NOVs for odors and excess surface emissions. While the SCAQMD prosecutor's office has stated its intention to assess a penalty on Sunshine Canyon for these additional NOVs not covered by the prior settlement, it has not yet indicated the amount or type of penalty it will seek.

ITEM 4.	MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The principal market for our common stock is the NYSE, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the NYSE and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2012:
First Quarter	$30.92	$27.00	$0.22
Second Quarter	31.32	25.15	0.22
Third Quarter	29.22	25.76	0.235
Fourth Quarter	29.97	26.25	0.235
Year Ended December 31, 2011:
First Quarter	$31.50	$28.36	$0.20
Second Quarter	33.10	29.24	0.20
Third Quarter	31.73	24.72	0.22
Fourth Quarter	30.01	25.78	0.22

There were 772 holders of record of our common stock at February 8, 2013, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2013, our board of directors declared a regular quarterly dividend of $0.235 per share for stockholders of record on April 1, 2013. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance stockholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2012, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2012:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 2012	—	$—	—	$441,706,723
November 2012	2,828,442	26.97	2,828,442	365,437,695
December 2012	1,432,546	28.74	1,426,800	324,433,694
	4,260,988		4,255,242
 ____________

(a)
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 5,746 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the 2011 Program.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Recent Sales of Unregistered Securities
None

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJW&DS Index). The graph covers the period from December 31, 2007 to December 31, 2012 and assumes that the value of the investment in our common stock and in each index was $100 at December 31, 2007 and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Republic Services, Inc.
S&P 500 Stock Index
DJ W&DS Index

Indexed Returns For Years Ending

	December 31,
	2007	2008	2009	2010	2011	2012
Republic Services, Inc.	$100.00	$81.12	$95.71	$103.61	$98.40	$108.14
S&P 500 Index	100.00	62.99	79.65	91.64	93.58	108.56
DJ W&DS Index	100.00	93.91	106.88	126.99	127.23	138.05

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with our consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.
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
See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue	$8,118.3	$8,192.9	$8,106.6	$8,199.1	$3,685.1
Expenses:
Cost of operations	5,005.7	4,865.1	4,764.8	4,844.2	2,416.7
Depreciation, amortization and depletion	848.5	843.6	833.7	869.7	354.1
Accretion	78.4	78.0	80.5	88.8	23.9
Selling, general and administrative	820.9	825.4	858.0	880.4	434.7
Negotiation and withdrawal costs - Central States Pension Fund	35.8	—	—	—	—
(Gain) loss on disposition of assets and impairments, net	(2.7)	28.1	19.1	(137.0)	89.8
Restructuring charges	11.1	—	11.4	63.2	82.7
Operating income	1,320.6	1,552.7	1,539.1	1,589.8	283.2
Interest expense	(388.5)	(440.2)	(507.4)	(595.9)	(131.9)
Loss on extinguishment of debt	(112.6)	(210.8)	(160.8)	(134.1)	—
Interest income	1.0	0.3	0.7	2.0	9.6
Other income (expense), net	3.4	4.3	5.4	3.2	(1.6)
Income before income taxes	823.9	906.3	877.0	865.0	159.3
Provision for income taxes	251.8	317.4	369.5	368.5	85.4
Net income	572.1	588.9	507.5	496.5	73.9
Net (income) loss attributable to noncontrolling interests	(0.3)	0.3	(1.0)	(1.5)	(0.1)
Net income attributable to Republic Services, Inc.	$571.8	$589.2	$506.5	$495.0	$73.8
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.56	$1.57	$1.32	$1.30	$0.38
Weighted average common shares outstanding	366.9	376.0	383.0	379.7	196.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.55	$1.56	$1.32	$1.30	$0.37
Weighted average common and common equivalent shares outstanding	368.0	377.6	385.1	381.0	198.4
Cash dividends per common share	$0.91	$0.84	$0.78	$0.76	$0.72
Other Operating Data:
Cash flows from operating activities	$1,513.8	$1,766.7	$1,433.7	$1,396.5	$512.2
Capital expenditures	903.5	936.5	794.7	826.3	386.9
Proceeds from sales of property and equipment	28.7	34.6	37.4	31.8	8.2
Balance Sheet Data:
Cash and cash equivalents	$67.6	$66.3	$88.3	$48.0	$68.7
Restricted cash and marketable securities	164.2	189.6	172.8	240.5	281.9
Total assets	19,616.9	19,551.5	19,461.9	19,540.3	19,921.4
Total debt	7,070.5	6,921.8	6,743.6	6,962.6	7,702.5
Total stockholders' equity	7,705.7	7,683.4	7,848.9	7,567.1	7,282.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that anticipate results that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors in this Form 10-K.
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 332 collection operations in 38 states and Puerto Rico. We own or operate 195 transfer stations, 191 active solid waste landfills and 71 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the year ended December 31, 2012 was $8,118.3 million compared to $8,192.9 million for the same period in 2011. This 0.9% decrease in revenue was made up of increases in core price of 0.8%, fuel surcharges of 0.1% and acquisitions, net of divestitures of 0.4% that were more than offset by decreases in volumes of 1.0% and recycling commodities of 1.2%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2012, 2011 and 2010 (in millions of dollars and as a percentage of revenue):

	2012		2011		2010
Revenue	$8,118.3	100.0%	$8,192.9	100.0%	$8,106.6	100.0%
Expenses:
Cost of operations	5,005.7	61.7	4,865.1	59.4	4,764.8	58.8
Depreciation, amortization and depletion of property and equipment	778.4	9.6	766.9	9.4	762.2	9.4
Amortization of other intangible assets and other assets	70.1	0.9	76.7	0.9	71.5	0.9
Accretion	78.4	1.0	78.0	0.9	80.5	1.0
Selling, general and administrative	820.9	10.1	825.4	10.1	858.0	10.6
Negotiation and withdrawal costs - Central States Pension Fund	35.8	0.4	—	—	—	—
(Gain) loss on disposition of assets and impairments, net	(2.7)	—	28.1	0.3	19.1	0.2
Restructuring charges	11.1	0.1	—	—	11.4	0.1
Operating income	$1,320.6	16.3%	$1,552.7	19.0%	$1,539.1	19.0%
Our pre-tax income was $823.9 million, $906.3 million and $877.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net income attributable to Republic Services, Inc. was $571.8 million, or $1.55 per diluted share, for the year ended December 31, 2012, compared to $589.2 million, or $1.56 per diluted share, in 2011 and $506.5 million, or $1.32 per diluted share, in 2010.

During each of the three years ended December 31, 2012, 2011 and 2010, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” "Selling, General and Administrative Expenses" and "Income Taxes" discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$823.9	$571.8	$1.55	$906.3	$589.2	$1.56	$877.0	$506.5	$1.32
Negotiation and withdrawal costs - Central States Pension Fund	35.8	21.6	0.06	—	—	—	—	—	—
Loss on extinguishment of debt	112.6	68.6	0.18	210.8	129.3	0.34	160.8	98.6	0.26
Costs to achieve synergies	—	—	—	—	—	—	33.3	20.3	0.05
Restructuring charges	11.1	6.6	0.02	—	—	—	11.4	7.0	0.02
(Gain) loss on disposition of assets and impairments, net	(5.3)	(5.2)	(0.01)	28.1	19.8	0.06	19.1	25.4	0.06
Adjusted	$978.1	$663.4	$1.80	$1,145.2	$738.3	$1.96	$1,101.6	$657.8	$1.71
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
Negotiation and withdrawal costs - Central States Pension Fund. During the year ended December 31, 2012, we incurred costs related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During 2012, we recorded a charge to earnings of $35.8 million primarily related to our partial withdrawal from the Fund.
Loss on extinguishment of debt. During the years ended December 31, 2012, 2011 and 2010, we completed refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Costs to achieve synergies. During the year ended December 31, 2010, we incurred incremental costs to achieve our synergy plan that are recorded in selling, general and administrative expenses. These incremental costs primarily relate to our synergy incentive plan as well as other integration costs. We did not incur any such expenses during the years ended December 31, 2012 and 2011.
Restructuring charges. During the year ended December 31, 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels.
During the year ended December 31, 2010, we incurred restructuring and integration charges related to the Allied acquisition. These charges consist of severance and other employee termination and relocation benefits as well as consulting and professional fees. We completed the Allied restructuring plan in 2010.
(Gain) loss on disposition of assets and impairments, net. For more detailed discussion of the components of these costs, see our “(Gain) Loss on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2013 Guidance
Our objectives for 2013 remain consistent with previous years and focus on enhancing stockholder value by increasing returns on invested capital and efficiently using free cash flow. We remain committed to continuing our broad-based pricing initiatives across all lines of business to recover increasing costs and to expand our operating margins.
Our guidance is based on current economic conditions and does not assume any improvement or deterioration in the overall economy in 2013. Specific guidance follows:
Revenue
We expect 2013 revenue to increase by approximately 2.0 to 2.5%. This consists of the following:

Increase (Decrease)
Core price	1.0 to 1.5%
Volume	0.0%
Fuel recovery fees	0.2%
Recycling commodities	(0.2)%
Acquisitions / divestitures, net	1.0%
Total change	2.0 to 2.5%
Changes in price are restricted on approximately 50% of our annual revenue. These restrictions include:

•	price changes based upon fluctuation in a specific index as defined in the contract;

•	fixed price increases based on stated contract terms; or

•	price changes based on a cost plus a specific profit margin or other measurement.
Of these restricted pricing arrangements, approximately 60% are based on a consumer price index, 15% are fixed arrangements and the remainder are based upon a cost plus or other specific arrangement. The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, many pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index, such as the consumer price index, may not manifest themselves in our reported pricing for several quarters into the future.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2013 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2012. Adjusted diluted earnings per share is not a measure determined in accordance with GAAP:

	(Anticipated) Year Ending December 31, 2013	(Actual) Year Ended December 31, 2012
Diluted earnings per share	$ 1.83 - 1.88	$1.55
Loss on extinguishment of debt	—	0.18
Negotiation and withdrawal costs - Central States Pension Fund	—	0.06
(Gain) loss on disposition of assets and impairments, net	—	(0.01)
Restructuring charges	0.03	0.02
Adjusted diluted earnings per share	$ 1.86 - 1.91	$1.80

This 2013 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 38%. We expect cash taxes as a percentage of the overall tax provision to be 90% - 100%. At this time, we are unable to estimate the magnitude or timing of charges associated with our loss on extinguishment of debt, negotiation and withdrawal costs from collective bargaining agreements under which we have obligations to contribute to the Central States Pension Fund or (gain) loss on disposition of assets and impairments, net.

We believe that the presentation of adjusted diluted earnings per share, which is not a measure determined in accordance with U. S. GAAP, provides an understanding of operational activities before the financial impact of certain non-operational items such as those detailed in the above table. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Property and Equipment
In 2013, we anticipate receiving approximately $860 million of property and equipment as follows:

Trucks and equipment	$370
Landfill	270
Containers	100
Facilities and other	120
Property and equipment received during 2013	$860
Purchases of property and equipment as reflected on our consolidated statement of cash flows for 2013 are expected to be approximately $880 million. The difference between property and equipment received and purchases of property and equipment is approximately $20 million of property and equipment received during 2012, but paid for in 2013.
Results of Operations
Years Ended December 31, 2012, 2011 and 2010
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer stations, landfill disposal and recycling. Our revenue from collection operations consists of fees we receive from commercial, industrial, municipal and residential customers. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling centers generate revenue from disposal or tipping fees. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and, as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2012, 2011 and 2010 (in millions of dollars and as a percentage of our revenue):

	2012		2011		2010
Collection:
Residential	$2,155.7	26.6%	$2,135.7	26.1%	$2,173.9	26.8%
Commercial	2,523.2	31.1	2,487.5	30.4	2,486.8	30.7
Industrial	1,544.2	19.0	1,515.4	18.5	1,482.9	18.3
Other	33.4	0.4	32.9	0.4	29.6	0.4
Total collection	6,256.5	77.1	6,171.5	75.4	6,173.2	76.2
Transfer	964.5		994.2		1,030.3
Less: Intercompany	(575.3)		(572.8)		(587.9)
Transfer, net	389.2	4.8	421.4	5.1	442.4	5.4
Landfill	1,863.3		1,867.6		1,865.8
Less: Intercompany	(862.5)		(846.9)		(861.7)
Landfill, net	1,000.8	12.3	1,020.7	12.5	1,004.1	12.4
Sale of recyclable materials	349.0	4.3	438.6	5.4	337.9	4.2
Other non-core	122.8	1.5	140.7	1.6	149.0	1.8
Other	471.8	5.8	579.3	7.0	486.9	6.0
Total revenue	$8,118.3	100.0%	$8,192.9	100.0%	$8,106.6	100.0%
The following table reflects the percentage changes in our revenue for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Core price	0.8%	0.8%	1.6%
Fuel recovery fees	0.1	1.0	0.5
Total price	0.9	1.8	2.1
Volume	(1.0)	(0.4)	(3.5)
Recycling commodities	(1.2)	1.0	1.4
San Mateo and Toronto contract losses	—	(1.4)	—
Total internal growth	(1.3)	1.0	—
Acquisitions / divestitures, net	0.4	0.1	(1.1)
Total	(0.9)%	1.1%	(1.1)%

Revenue – 2012 versus 2011

The decrease in revenue in 2012 compared to 2011 is due to the following:

•
Core price increased revenue by 0.8% year over year due to positive pricing in our collection, transfer and landfill lines of business. Pricing was higher in the second half of 2012, which reflects the higher level of price resets to our index-based customers.

•
Fuel recovery fees increased revenue by 0.1% and 1.0%, respectively. The impact of the change in fuel recovery fees was diminished in 2012 as the average fuel price per gallon increased approximately 3% from 2011 to 2012 as compared to approximately 29% from 2010 to 2011. For 2012 and 2011, we were able to recover approximately 67% and 68%, respectively, of our fuel costs with fuel recovery fees.

•
Volume decreased revenue by 1.0% in 2012. Volume declines were primarily in our landfill, transfer station and non-core lines of business primarily due to the acquisition of a large national broker by a competitor and the loss of a large National Accounts contract. Within the landfill business, special waste and construction and demolition volumes decreased by approximately 4.3% and 6.4%, respectively, and landfill municipal solid waste volumes declined approximately 5.3% versus the prior year. Volume declines in special waste were caused by special waste event work not recurring in 2012 and being postponed due to continuing weak economic conditions. The decline in landfill municipal solid waste volumes relate primarily to a loss of certain municipal disposal contracts in our East region and competitive pressures in our Los Angeles market. Collection volumes were positive 0.2% year over year with most improvements coming from the commercial and industrial lines of business.

•
Recycling commodities decreased revenue by 1.2% in 2012 due to a decrease in the market price of materials. Average prices for old corrugated cardboard (OCC) in 2012 were $124 per ton versus $159 per ton in 2011, a decrease of $35 per ton or 22%. Average prices of old newspaper (ONP) for 2012 were $105 per ton versus $142 per ton in 2011, a decrease of $37 per ton or 26%. The declines in prices were partially offset by increased volumes processed. Our 2012 recycling commodity volume of 2.1 million tons was 2.5% higher than 2011 volumes.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively, on an annual basis.
Revenue – 2011 versus 2010
The increase in revenue in 2011 compared to 2010 is due to the following:

•
Core price increased revenue by 0.8% and 1.6%, respectively. The lower core price increase in 2011 compared to 2010 is due primarily to the competitive municipal and franchise contract pricing environment in our residential collection line of business and the continued low inflationary environment, which limits our price increases on index based contracts, partially offset by our continued broad-based pricing initiatives particularly in our landfill line of business.

•	Fuel recovery fees increased revenue by 1.0% and 0.5%, respectively. Revenue benefited from increased fuel recovery fees due to higher fuel prices during 2011 that were passed along to our customers.

•
Volume decreased revenue by 0.4% and 3.5%, respectively. Volume continued to decline throughout 2011, but at a lower rate of decline than earlier in the year or during 2010. Volume in our industrial collection and landfill lines of business was positive in 2011 primarily driven by special event work, offset by declines in our commercial and residential collection and transfer station lines of business.

•
Recycling commodity prices increased revenue by 1.0% and 1.4%, respectively. Revenue benefited from higher commodity prices for recovered materials until the fourth quarter of 2011, when changes in recycling commodity prices decreased revenue by 0.1% year over year.

•	Our San Mateo County contract and our transportation and disposal contract with the City of Toronto ended effective December 31, 2010, which reduced our revenue growth by 1.4% in 2011.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, remediation costs, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the years ended December 31, 2012, 2011 and 2010 (in millions of dollars and as a percentage of our revenue):

	2012		2011		2010
Labor and related benefits	$1,573.9	19.4%	$1,530.4	18.7%	$1,534.4	18.9%
Transfer and disposal costs	616.4	7.6	636.1	7.8	664.3	8.2
Maintenance and repairs	682.7	8.4	632.1	7.7	609.7	7.5
Transportation and subcontract costs	431.9	5.3	443.4	5.4	466.7	5.8
Fuel	530.1	6.5	516.5	6.3	407.6	5.0
Franchise fees and taxes	401.9	5.0	395.7	4.8	395.8	4.9
Landfill operating costs	198.1	2.5	126.1	1.5	136.2	1.7
Risk management	177.3	2.2	167.5	2.0	171.6	2.1
Cost of goods sold	114.6	1.4	146.8	1.8	103.9	1.3
Other	278.8	3.4	270.5	3.4	274.6	3.4
Total cost of operations	$5,005.7	61.7%	$4,865.1	59.4%	$4,764.8	58.8%
The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. Thus, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations – 2012 versus 2011

Our cost of operations, as a percentage of revenue, increased 2.3% in 2012 compared to 2011, primarily as a result of the following:

•
Labor and related benefits increased due to merit based wage increases in 2012 versus 2011 as well as increases in health care costs. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower landfill, transfer, commodity and subcontract revenue compared to 2011 because these revenues have little or no variable labor costs.

•	Maintenance and repairs expense increased due to costs associated with our fleet maintenance initiative as well as the increased cost of tires and container refurbishment expenses.

•
During 2012, our fuel costs in aggregate dollars and as a percentage revenue increased $13.6 million and 0.2%, respectively, compared to 2011 primarily due to higher fuel prices. Average fuel costs per gallon for 2012 were $3.97 versus $3.85 for 2011, an increase of $0.12 or 3.1%.

At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $24 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million.

•	Franchise fees and taxes increased during 2012 primarily due to the acquisition of businesses in franchise markets.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue increased $72.0 million and 1.0%, respectively, during 2012 compared to 2011, primarily due to $74.1 million of remediation charges we recorded in connection with environmental conditions at a closed disposal facility in Missouri.

•	Risk management expenses increased during 2012 primarily due to lower favorable actuarial development compared to the prior year.

These increases in costs were partially offset by:

•
Transfer and disposal costs decreased during 2012 versus 2011, primarily due to lower disposal prices and lower volumes disposed at third party sites. During 2012, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) versus 66% for 2011.

•	Transportation and subcontract costs decreased during 2012 versus 2011, primarily due to the loss of a large National Accounts contract.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue decreased $32.2 million and 0.4%, respectively, during 2012 versus 2011, primarily due to a decline in the market value of recycled commodities offset by an increase in the volume of commodities processed.

Cost of Operations – 2011 versus 2010
Our cost of operations, as a percentage of revenue, increased 0.6% in 2011 compared to 2010, primarily as a result of the following:

•	Maintenance and repairs expense increased primarily due to costs associated with our fleet maintenance initiative.

•
An increase in fuel expenses of $108.9 million, or 26.7% year over year. The average fuel price per gallon for 2011 was $3.85, an increase of $0.86 or approximately 28.8% from an average price of $2.99 for 2010.

•
An increase in cost of goods sold primarily due to changes in the market price of recycling commodities and an increase in volumes processed year over year. The average price for OCC for 2011 was $159 per ton versus $142 per ton for the comparable 2010 period. The average price of ONP for 2011 was $142 per ton versus $111 per ton for the comparable 2010 period.

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

•
A decrease in transfer and disposal costs due to the divestiture of transfer stations in 2010 as well as overall lower collection volumes. During 2011 and 2010, approximately 66% and 67%, respectively, of the total waste volume that we collected was disposed at landfill sites that we own or operate.

•
A decrease in transportation and subcontract costs primarily due to the expiration of our San Mateo County contract and our transportation and disposal contract with the City of Toronto and a decline in our overall collection volumes. Partially offsetting these decreases were increases due to fuel recovery fees related to project work with certain of our National Accounts customers.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2012, 2011 and 2010 (in millions of dollars and as a percentage of revenue):

	2012		2011		2010
Depreciation and amortization of property and equipment	$520.8	6.4%	$511.4	6.2%	$511.6	6.3%
Landfill depletion and amortization	257.6	3.2	255.5	3.1	250.6	3.1
Depreciation, amortization and depletion expense	$778.4	9.6%	$766.9	9.3%	$762.2	9.4%

Depreciation and amortization of property and equipment increased $9.4 million for 2012 versus 2011, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles, which are more expensive than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational in 2012.

Landfill depletion and amortization expense increased $2.1 million for 2012 versus 2011, primarily due to unfavorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $4.9 million recorded during 2012 versus favorable adjustments of $9.6 million recorded during 2011. Offsetting the increase in costs relative to asset retirement obligations was an overall decline in landfill depletion due to lower disposal volumes, as previously noted in our Revenue -

2012 versus 2011 discussion.

Landfill depletion and amortization expense increased in aggregate dollars slightly during 2011 versus 2010 due to increased volumes year over year.
Amortization of Other Intangible and Other Assets
Expenses for amortization of intangible and other assets were $70.1 million, $76.7 million and $71.5 million, or, as a percentage of revenue, 0.9% for 2012, 2011 and 2010, respectively. Our other intangible and other assets primarily relate to customer lists, franchise agreements, municipal contracts, trade names, favorable lease assets and to a lesser extent non-compete agreements. Amortization of intangible assets in aggregate dollars decreased during 2012 as compared to 2011 primarily due to municipal agreement intangibles acquired from Allied that are now fully amortized.
Accretion Expense
Accretion expenses were $78.4 million, $78.0 million and $80.5 million, or, as a percentage of revenue, 1.0%, 0.9%, and 1.0% for 2012, 2011 and 2010, respectively. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table provides the components of our selling, general and administrative expenses for the three years ended December 31, 2012, 2011 and 2010 (in millions of dollars and as a percentage of revenue):

	2012		2011		2010
Salaries	$539.4	6.6%	$539.6	6.6%	$538.6	6.6%
Provision for doubtful accounts	29.7	0.4	20.9	0.3	23.6	0.3
Costs to achieve synergies	—	—	—	—	33.3	0.4
Other	251.8	3.1	264.9	3.2	262.5	3.3
Total selling, general and administrative expenses	$820.9	10.1%	$825.4	10.1%	$858.0	10.6%
The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. Thus, you should take care when comparing our selling, general and administrative expenses by cost component to that of other companies.
Selling, General and Administrative Expenses – 2012 versus 2011

Our salaries expenses decreased $0.2 million and remained consistent as a percentage of revenue for 2012 versus 2011. The decrease is primarily due to lower management incentive pay due to our revised financial expectations offset by merit wage increases and the expansion of our sales team in the second half of 2011.

Provision for doubtful accounts increased due to an increase in unrecoverable amounts from certain customers and the recovery during 2011 of accounts previously written-off.

Other selling, general and administrative expenses decreased $13.1 million or, as a percentage of revenue, 0.1% for 2012 versus 2011 primarily as a result of a decrease in legal fees and settlements and consulting and professional fees partially offset by higher recruiting and relocation expenses.
Selling, General and Administrative Expenses – 2011 versus 2010
Our selling, general and administrative expenses decreased $32.6 million for 2011 versus 2010, or 0.5% as a percentage of revenue. Selling, general and administrative expenses include an accrual for synergy bonus related to the Allied acquisition of approximately $33 million in 2010. In 2011, we did not incur any additional costs to achieve synergies.
Negotiation and Withdrawal Costs - Central States Pension Fund

During 2012, we incurred costs related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund) and charges for our partial withdrawal from the Fund. We expect to incur these types of additional charges in 2013. However, at this time we are unable to estimate the magnitude or timing of these charges for 2013. During 2012, we recorded a charge to earnings of $35.8 million primarily related to our partial withdrawal from the Fund. The payments associated with any withdrawal liability ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.
(Gain) Loss on Disposition of Assets and Impairments, Net

During the year ended December 31, 2012, we recorded a net gain on disposition of assets and impairments of $2.7 million primarily due to a $5.5 million net gain on a divestiture of a collection business in our East region and a sale of certain assets associated with our rail logistics business. Proceeds from dispositions of solid waste assets were $9.6 million during 2012.
During the year ended December 31, 2011, we disposed of businesses in various markets, resulting in a gain of $21.0 million including transaction costs. In connection with the dispositions, we closed a landfill, resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $20.4 million primarily related to certain long-lived assets that are held for sale and losses on the divestiture of certain businesses and related goodwill. Proceeds from dispositions of solid waste assets were $14.2 million for the year ended December 31, 2011.
We divested certain assets throughout 2010 resulting in a net loss on disposition of assets of $4.0 million, including transaction costs. Additionally, we recorded an impairment loss of $15.1 million related to certain long-lived assets that are held and used.
Restructuring Charges

During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2012, we incurred $11.1 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms ranging from 2 to 5 years. We expect to incur approximately $15 million of additional expense during 2013 related to such activities. Substantially all of these charges were or will be recorded in our corporate segment and we expect the remaining charges will be paid primarily during 2013. We expect this restructuring will reduce our selling, general and administrative expenses by approximately $23 million annually.
During 2010, we incurred $11.4 million of restructuring and integration charges related to the integration of Allied, which consisted of charges and adjustments for severance, employee termination and relocation benefits. The remainder of the charges primarily related to consulting and professional fees. Substantially all of these charges were recorded in our corporate segment. We completed our restructuring plan in 2010, and we did not incur any additional restructuring charges related to the Allied acquisition in 2011.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition (in millions):

	2012	2011	2010
Interest expense on debt and capital lease obligations	$338.5	$372.9	$413.2
Accretion of debt discounts	12.2	25.6	52.4
Accretion of remediation and risk reserves	46.2	49.8	48.1
Less: capitalized interest	(8.4)	(8.1)	(6.3)
Total interest expense	$388.5	$440.2	$507.4

The decrease in interest expense and accretion of debt discounts is primarily due to refinancing certain of our higher interest rate debt following the Allied acquisition. During the years ended December 31, 2012, 2011 and 2010, cash paid for interest was $341.0 million, $396.2 million and $417.8 million, respectively.
Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs for the years ended December 31, 2012, 2011, and 2010 (in millions):

	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012:
Amendments to Credit Facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
2011:
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to Credit Facilities	—	—	1.7	1.7
Ineffective portion of interest rate lock settlements	—	0.3	—	0.3
Tax-exempt financings	30.0	—	3.5	3.5
Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8
2010:
$425.0 million 6.125% senior notes due February 2014	$425.0	$8.7	$44.1	$52.8
$600.0 million 7.250% senior notes due March 2015	600.0	21.8	57.5	79.3
Accounts receivable securitization program	300.0	—	0.2	0.2
Tax-exempt financings	480.3	—	28.5	28.5
Loss on extinguishment of debt for the year ended December 31, 2010		$30.5	$130.3	$160.8

Income Taxes
Our provision for income taxes was $251.8 million, $317.4 million and $369.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our effective income tax rate was 30.6%, 35.0% and 42.1% for 2012, 2011 and 2010, respectively. Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division of Allied's federal tax years 2004 - 2008. This settlement benefited our 2012 tax provision by approximately $35 million due to the reversals of previously accrued tax and interest. In 2011, our effective tax rate was favorably impacted by the settlement with the IRS appeals division of Allied's federal tax years 2000 - 2003. This settlement favorably impacted our 2011 tax provision by approximately $23 million due to reversals of previously accrued tax and interest.
In addition, our 2012 and 2011 tax provisions were favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $16 million and $19 million, respectively.
During 2012, we did not dispose of any goodwill without corresponding tax basis. During 2011 and 2010, we incurred charges of $7.1 million and $13.1 million, respectively, for dispositions of goodwill that had no corresponding tax basis, and thus, were non-deductible for tax purposes.
We made income tax payments (net of refunds received) of $185 million, $173 million and $418 million for 2012, 2011 and 2010, respectively. Income taxes paid in 2012 and 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010. The Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through December 31, 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). Income taxes paid in 2010 includes $111 million related to the settlement of certain tax liabilities regarding

BFI risk management companies.
For additional discussion and detail regarding our income taxes, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.
Reportable Segments
Our operations are managed through three geographic regions that we designate as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated financial statements for all periods presented reflect the impact of the realignment of our operating structure in the fourth quarter of 2012. Summary financial information concerning our reportable segments for the years ended December 31, 2012, 2011 and 2010 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2012:
East	$2,445.8	$247.6	$(3.0)	$244.6	$5.3	$474.6	19.4%
Central	2,424.8	289.6	(4.6)	285.0	(0.3)	474.5	19.6
West	3,158.0	333.5	(0.8)	332.7	0.1	685.9	21.7
Corporate entities	89.7	51.3	13.3	64.6	(2.4)	(314.4)	—
Total	$8,118.3	$922.0	$4.9	$926.9	$2.7	$1,320.6	16.3%
2011:
East	$2,525.7	$248.8	$(2.3)	$246.5	$(23.2)	$550.7	21.8%
Central	2,430.3	294.1	(17.0)	277.1	(0.7)	529.3	21.8
West	3,139.1	337.3	(1.5)	335.8	(5.4)	735.9	23.4
Corporate entities	97.8	51.0	11.2	62.2	1.2	(263.2)	—
Total	$8,192.9	$931.2	$(9.6)	$921.6	$(28.1)	$1,552.7	19.0%
2010:
East	$2,535.0	$245.4	$(9.0)	$236.4	$(15.5)	$594.4	23.4%
Central	2,359.0	289.7	(10.2)	279.5	9.3	547.3	23.2
West	3,114.3	337.4	(4.5)	332.9	1.4	745.8	23.9
Corporate entities	98.3	51.9	13.5	65.4	(14.3)	(348.4)	—
Total	$8,106.6	$924.4	$(10.2)	$914.2	$(19.1)	$1,539.1	19.0%
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
Significant changes in the revenue and operating margins of our reportable segments comparing 2012 to 2011 and 2011 to 2010 are discussed in the following paragraphs.
2012 compared to 2011
East Region
Revenue for the year ended December 31, 2012 declined 3.2% due primarily to declines in volume in our collection, landfill and transfer station lines of business, coupled with lower recycling commodity revenue and price decreases in our collection line of business. The volume declines were primarily due to the loss of a large National Accounts contract and the loss of certain disposal contracts. These decreases were partially offset by price increases in the landfill and transfer station lines of business for 2012.

Operating income margin in our East Region decreased from 21.8% in 2011 to 19.4% in 2012 or 2.4%. In addition to the impact of the decrease in revenue, the following cost categories impacted operating income:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, fuel and repair and maintenance costs. Environmental costs increased primarily due to higher leachate disposal costs, third party survey and engineering costs and other landfill maintenance. These unfavorable items were partially offset by favorable transfer, disposal, subcontract and transportation costs primarily due to lower disposal prices and volumes. In addition, cost of goods sold declined primarily due to lower market value of recycled commodities offset by an increase in volume of commodities sold.

•
Depreciation, amortization, depletion and accretion favorably impacted operating income primarily due to favorable adjustments for asset retirement obligations of $3.0 million in 2012 versus $2.3 million in 2011.

•	Selling, general & administrative costs decreased operating income primarily due to wage increases, higher legal fees and settlements and higher provision for doubtful accounts.

•
Gain (loss) on disposition of assets and impairments, net had a favorable impact on operating income in 2012 versus 2011 primarily due to a $5.5 million net gain on the divestiture of a collection business and the sale of certain assets associated with our rail logistics business in 2012. During 2011, we disposed of businesses in three markets resulting in a net gain of $17.3 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs. In addition, in 2011 we recorded asset impairments of $12.3 million primarily related to certain long-lived assets that were held for sale.

Central Region
Revenue for the year ended December 31, 2012 declined 0.2% primarily due to a decline in volumes in our transfer station and landfill lines of business and a decline in recycling commodity revenue as a result of decreases in commodity prices. The volume declines were primarily due to the loss of a large National Accounts contract and special waste event work not recurring in 2012. These decreases were partially offset by an increase in core price growth in all lines of business and volume increases in all collection lines of business for the year ended December 31, 2012.

Operating income margin in our Central Region decreased from 21.8% in 2011 to 19.6% in 2012 or 2.2% primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, fuel and repair and maintenance costs. Environmental costs increased primarily due to higher gas maintenance and third party survey and engineering costs. These unfavorable items were partially offset by favorable cost of goods sold primarily due to a decline in market value of recycled commodities offset by an increase in volume of commodities sold.

•
Depreciation, amortization, depletion and accretion unfavorably impacted operating income primarily due to favorable adjustments for asset retirement obligations of $4.6 million in 2012 compared to $17.0 million in 2011.

•	Selling, general & administrative costs decreased operating income primarily due to wage increases, higher legal fees and settlements and higher provision for doubtful accounts.
West Region
Revenue for the year ended December 31, 2012 increased 0.6% due to an increase in core price in all lines of business and an increase in volumes in our commercial and industrial collection lines of business. These increases were partially offset by a decline in volumes in our residential collection, landfill and transfer station lines of business as well as lower recycling commodity revenue. The volume declines in our landfill line of business were primarily due to competitive disposal pricing and special waste event work not recurring in 2012.

Operating income margin in our West Region decreased from 23.4% in 2011 to 21.7% in 2012 or 1.7% primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, fuel, franchise fees and repair and maintenance costs. Cost of operations was higher as a percent of revenue in part due to lower special waste event work in 2012, which has a lower operating cost associated with it. Environmental costs increased primarily due to a $7.2 million charge recorded in connection with environmental conditions at our closed disposal facility in Nevada.

•	Depreciation, amortization, depletion and accretion favorably impacted operating income primarily due to lower landfill volumes.

•	Selling, general & administrative costs contributed to a decrease in operating income primarily due to increased legal fees and settlements.

•
Gain (loss) on disposition of assets and impairments, net favorably impacted 2012 operating income as compared to 2011 primarily as a result of prior year asset impairments of $7.2 million for expected losses on the divestiture of certain businesses. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss. Offsetting this 2011 impairment expense was a $1.7 million gain on sale recorded in connection with a separate business disposition.

Corporate Entities

During the year ended December 31, 2012, the corporate entities had an operating loss of $314.4 million versus a loss of $263.2 million for 2011.

The operating loss for the year ended December 31, 2012 was favorably impacted by lower management incentive pay, lower legal fees and lower consulting expenses. These favorable adjustments were more than offset by unfavorable remediation adjustments due to a $74.1 million charge recorded in connection with environmental conditions at a closed disposal facility in Missouri and adjustments to asset retirement obligations totaling $13.3 million at other closed landfills. In addition, during 2012 we recorded a charge to earnings of $35.8 million primarily related to our partial withdrawal from Central States Pension Fund.

In October 2012, we restructured our field and corporate operations to create a more efficient and competitive company. We incurred $11.1 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms ranging from 2 to 5 years.
2011 compared to 2010
East Region
Revenue for the year ended December 31, 2011 declined 0.4% primarily due to volume decreases offset by increases in core price, recycling commodity revenue and fuel recovery fees. In addition, revenue for 2011 declined as a result of business divestitures.

Operating margin in our East Region decreased 1.6% from 23.4% in 2010 to 21.8% in 2011 as a result of the following:

•
Cost of operations negatively impacted operating income due primarily to higher fuel, cost of goods sold related to commodities and maintenance costs. These unfavorable items were partially offset by lower disposal, subcontract and transportation costs as well as lower labor and related benefit costs.

•
Depreciation, amortization, depletion and accretion unfavorably impacted operating income primarily due to lower favorable adjustments to landfill amortization expense for asset retirement obligations of $2.3 million in 2011 compared to $9.0 million in 2010.

•
During 2011 we disposed of businesses in three markets in our East Region resulting in a net gain of $17.3 million. In connection with the disposition of these businesses, we closed a landfill resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs. In addition, we recorded asset impairments of $12.3 million primarily related to certain long-lived assets that are held for sale. During 2010, we divested hauling operations and three transfer stations in New York for aggregate proceeds of approximately $58.5 million and recognized a loss on disposition of $13.9 million including costs to sell.

Central Region
Revenue for the year ended December 31, 2011 increased 3.0% due to core price and fuel recovery fee growth and an increase in recycling commodity revenue. These increases were partially offset by volume declines in our residential collection, transfer station and disposal lines of business, in part due to the expiration of the City of Toronto transportation and disposal contract.

Operating income margin in our Central Region decreased 1.4% from 23.2% in 2010 to 21.8% in 2011 as a result of the following:

•
Cost of operations negatively impacted operating income due to higher fuel, cost of goods sold related to commodities, labor and related benefits and maintenance costs. These unfavorable items were partially offset by lower transfer, disposal, subcontract and transportation costs primarily due to the expiration of the transportation and disposal contract with the City of Toronto on December 31, 2010.

•
Depreciation, amortization, depletion and accretion favorably impacted operating income primarily due to favorable adjustments to landfill amortization expense for asset retirement obligations of $17.0 million in 2011 compared to $10.2 million in 2010.

•
Gain (loss) on disposition of assets and impairments, net negatively impacted 2011 operating income as compared to 2010 primarily as a result of the gain on disposition of assets of $9.3 million in 2010 compared to a loss of $0.7 million in 2011.

West Region
Revenue for the year ended December 31, 2011 increased 0.8% due to core price and fuel recovery fee growth and an increase in recycling commodity revenues. The increases were partially offset by volume declines in all lines of business, primarily due to the expiration of our San Mateo County contract.

Operating income margin in our West Region decreased 0.5% from 23.9% in 2010 to 23.4% in 2011 as a result of the following:

•
Cost of operations negatively impacted operating income due primarily to higher fuel and cost of goods sold related to commodities. These decreases were partially offset by lower labor, benefit and disposal costs due to the expiration of our San Mateo County contract on December 31, 2010.

•
Depreciation, amortization, depletion and accretion unfavorably impacted operating income primarily due to lower favorable adjustments to landfill amortization expense for asset retirement obligations of $1.6 million in 2011 compared to $4.5 million in 2010.

•
Gain (loss) on disposition of assets and impairments, net negatively impacted 2011 operating income as compared to 2010 primarily as a result of a $5.4 million net loss on disposition and impairment recorded in 2011 versus a $1.4 million gain recorded during 2010. During 2011, we recorded asset impairments of $7.2 million for expected losses on the divestiture of certain businesses and related goodwill. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss. Offsetting this 2011 impairment expense was a $1.7 million gain on sale recorded in connection with a separate business disposition.

Corporate Entities

During the year ended December 31, 2011, the corporate entities had operating losses of $263.2 million versus $348.4 million for 2010.
During 2011, we recorded a gain on the disposition of assets and impairments of $1.2 million versus an impairment loss of $14.4 million related to certain long-lived assets that were held and used for 2010.
During 2010, we incurred $33.3 million of incremental costs to achieve our synergy plan and $11.4 million of restructuring and integration charges related to our acquisition of Allied. Operating margins for 2010 also were impacted by higher litigation and management incentive plan costs.
Landfill and Environmental Matters
Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment and disposal, methane gas and groundwater monitoring and system maintenance, interim cap maintenance, and costs associated with applying daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site, including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with acquiring and developing the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
Cost and airspace estimates are developed at least annually by engineers. Our operating and accounting personnel use these estimates to adjust the rates we use to expense capitalized costs. Changes in these estimates primarily relate to changes in costs, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates, changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted.

Available Airspace
The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2012, 2011 and 2010:

	Balance as of December 31, 2011	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8	—	—	25.3	(73.6)	(11.0)	4,562.5
Probable expansion airspace	166.5	113.1	—	(19.2)	—	—	260.4
Total cubic yards (in millions)	4,788.3	113.1	—	6.1	(73.6)	(11.0)	4,822.9
Number of sites:
Permitted airspace	191						191
Probable expansion airspace	8	4		(2)			10

	Balance as of December 31, 2010	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2011
Cubic yards (in millions):
Permitted airspace	4,595.5	—	7.9	98.1	(79.9)	0.2	4,621.8
Probable expansion airspace	149.1	69.4	—	(52.1)	—	0.1	166.5
Total cubic yards (in millions)	4,744.6	69.4	7.9	46.0	(79.9)	0.3	4,788.3
Number of sites:
Permitted airspace	193		1	(3)			191
Probable expansion airspace	8	4		(4)			8

	Balance as of December 31, 2009	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2010

Cubic yards (in millions):
Permitted airspace	4,436.4	—	15.3	222.6	(84.3)	5.5	4,595.5
Probable expansion airspace	212.5	29.8	—	(93.1)	—	(0.1)	149.1
Total cubic yards (in millions)	4,648.9	29.8	15.3	129.5	(84.3)	5.4	4,744.6
Number of sites:
Permitted airspace	192		3	(2)			193
Probable expansion airspace	12	2		(6)			8

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2012, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information.
As of December 31, 2012, ten of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 55 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 64 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2012:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	14	—	14	7.3%
6 to 10 years	17	—	17	8.9
11 to 20 years	36	1	37	19.4
21 to 40 years	45	3	48	25.1
41+ years	69	6	75	39.3
Total	181	10	191	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2012, accrued final capping, closure and post-closure costs were $1,052.4 million, of which $110.4 million is current and $942.0 million is long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs.
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
The following is a discussion of certain of our significant remediation matters:
Missouri Closed Landfill.  During 2012, we encountered certain environmental issues at a closed landfill in Missouri.  During 2012, we recorded a charge of $74.1 million to manage the remediation area as well as future monitoring of the site.  The remediation liability for this site is $64.2 million as of December 31, 2012, of which $14.5 million is expected to be paid during 2013.  We believe the reasonably possible range of loss for remediation costs is $50 million to $240 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2012 is $52.4 million, of which $4.4 million is expected to be paid during 2013. We believe the reasonably possible range of loss for remediation costs is $50 million to $71 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2012 is $83.4 million, of which $7.5 million is expected to be paid during 2013. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2012, 2011 and 2010 and the future expected investment as of December 31, 2012 (in millions):

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2012
Non-depletable landfill land	$161.8	$3.3	$(0.3)	$—	$—	$—	$1.2	$—	$166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	—	217.8	(4.6)	5,018.0
Construction-in- progress -landfill	187.3	263.2	—	—	—	—	(316.0)	—	134.5
Accumulated depletion and amortization	(1,735.7)	—	—	0.3	—	(252.7)	96.4	(4.7)	(1,896.4)
Net investment in landfill land and development costs	$3,376.7	$274.5	$(0.3)	$—	$33.8	$(252.7)	$(0.6)	$(9.3)	$3,422.1

	Balance as of December 31, 2012	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.0		$166.0
Landfill development costs	5,018.0	7,221.1	12,239.1
Construction-in-progress - landfill	134.5		134.5
Accumulated depletion and amortization	(1,896.4)		(1,896.4)
Net investment in landfill land and development costs	$3,422.1	$7,221.1	$10,643.2

	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2011
Non-depletable landfill land	$158.0	$3.1	$—	$—	$—	$—	$0.7	$—	$161.8
Landfill development costs	4,575.2	2.8	—	8.7	33.9	—	173.7	(31.0)	4,763.3
Construction-in- progress -landfill	133.2	272.5	—	(0.4)	—	—	(218.0)	—	187.3
Accumulated depletion and amortization	(1,504.6)	—	—	0.5	—	(264.5)	23.0	9.9	(1,735.7)
Net investment in landfill land and development costs	$3,361.8	$278.4	$—	$8.8	$33.9	$(264.5)	$(20.6)	$(21.1)	$3,376.7

	Balance as of December 31, 2009	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2010
Non-depletable landfill land	$142.7	$1.3	$—	$(1.7)	$—	$—	$15.7	$—	$158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	—	337.6	(26.5)	4,575.2
Construction-in- progress - landfill	245.1	250.7	(0.1)	0.1	—	—	(362.6)	—	133.2
Accumulated depletion and amortization	(1,275.4)	—	—	19.6	—	(258.9)	—	10.1	(1,504.6)
Net investment in landfill land and development costs	$3,343.3	$267.4	$0.1	$4.1	$31.5	$(258.9)	$(9.3)	$(16.4)	$3,361.8

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Number of landfills owned or operated	191	191	193
Net investment, excluding non-depletable land (in millions)	$3,256.1	$3,214.9	$3,203.8
Total estimated available disposal capacity (in millions of cubic yards)	4,822.9	4,788.3	4,744.6
Net investment per cubic yard	$0.68	$0.67	$0.68
Landfill depletion and amortization expense (in millions)	$257.6	$255.5	$250.6
Accretion expense (in millions)	78.4	78.0	80.5
	336.0	333.5	331.1
Airspace consumed (in millions of cubic yards)	73.6	79.9	84.3
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.57	$4.17	$3.93
During 2012, our average compaction rate was approximately 2,000 pounds per cubic yard based on our three-year historical moving average as compared to 1,900 pounds per cubic yard for 2011. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of December 31, 2012, we expect to spend an estimated additional $7.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $10.5 billion, or $2.17 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Other land	$375.1	$—	$(1.9)	$3.7	$—	$—	$—	$376.9
Non-depletable landfill land	161.8	3.3	(0.3)	—	—	—	1.2	166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	(4.6)	217.8	5,018.0
Vehicles and equipment	4,515.1	478.1	(98.7)	12.5	—	—	39.4	4,946.4
Buildings and improvements	802.8	30.7	(14.3)	7.4	—	—	37.6	864.2
Construction-in-progress - landfill	187.3	263.2	—	—	—	—	(316.0)	134.5
Construction-in-progress - other	47.3	83.4	—	—	—	—	(77.4)	53.3
Total	$10,852.7	$866.7	$(115.2)	$23.3	$33.8	$(4.6)	$(97.4)	$11,559.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Landfill development costs	$(1,735.7)	$(252.7)	$—	$0.3	$(4.7)	$96.4	$(1,896.4)
Vehicles and equipment	(2,119.1)	(486.6)	91.6	1.5	—	0.3	(2,512.3)
Buildings and improvements	(205.6)	(37.0)	2.2	0.3	—	(0.2)	(240.3)
Total	$(4,060.4)	$(776.3)	$93.8	$2.1	$(4.7)	$96.5	$(4,649.0)

	Gross Property and Equipment
	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011
Other land	$391.9	$0.8	$(1.9)	$(1.1)	$—	$—	$(14.6)	$375.1
Non-depletable landfill land	158.0	3.1	—	—	—	—	0.7	161.8
Landfill development costs	4,575.2	2.8	—	8.7	33.9	(31.0)	173.7	4,763.3
Vehicles and equipment	4,142.1	522.0	(178.8)	1.3	—	—	28.5	4,515.1
Buildings and improvements	768.5	19.6	(2.7)	1.3	—	—	16.1	802.8
Construction-in-progress - landfill	133.2	272.5	—	(0.4)	—	—	(218.0)	187.3
Construction-in-progress - other	27.2	64.9	—	(0.1)	—	—	(44.7)	47.3
Total	$10,196.1	$885.7	$(183.4)	$9.7	$33.9	$(31.0)	$(58.3)	$10,852.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2010	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011
Landfill development costs	$(1,504.6)	$(264.5)	$—	$0.5	$9.9	$23.0	$(1,735.7)
Vehicles and equipment	(1,820.6)	(478.8)	162.4	18.2	—	(0.3)	(2,119.1)
Buildings and improvements	(172.4)	(35.3)	1.4	0.4	—	0.3	(205.6)
Total	$(3,497.6)	$(778.6)	$163.8	$19.1	$9.9	$23.0	$(4,060.4)

	Gross Property and Equipment
	Balance as of December 31, 2009	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2010
Other land	$418.7	$2.6	$(9.4)	$(21.0)	$—	$—	$1.0	$391.9
Non-depletable landfill land	142.7	1.3	—	(1.7)	—	—	15.7	158.0
Landfill development costs	4,230.9	15.4	0.2	(13.9)	31.5	(26.5)	337.6	4,575.2
Vehicles and equipment	3,792.4	522.6	(174.5)	(2.1)	—	—	3.7	4,142.1
Buildings and improvements	741.6	24.4	(10.8)	(2.4)	—	—	15.7	768.5
Construction-in-progress - landfill	245.1	250.7	(0.1)	0.1	—	—	(362.6)	133.2
Construction-in-progress - other	23.0	31.6	0.2	—	—	—	(27.6)	27.2
Total	$9,594.4	$848.6	$(194.4)	$(41.0)	$31.5	$(26.5)	$(16.5)	$10,196.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2009	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2010
Landfill development costs	$(1,275.4)	$(258.9)	$—	$19.6	$10.1	$—	$(1,504.6)
Vehicles and equipment	(1,518.2)	(478.7)	162.2	14.1	—	—	(1,820.6)
Buildings and improvements	(143.1)	(35.2)	3.7	2.2	—	—	(172.4)
Total	$(2,936.7)	$(772.8)	$165.9	$35.9	$10.1	$—	$(3,497.6)

Liquidity and Capital Resources
The major components of changes in cash flows for the years ended December 31, 2012, 2011 and 2010 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Net cash provided by operating activities	$1,513.8	$1,766.7	$1,433.7
Net cash used in investing activities	(937.6)	(950.2)	(690.5)
Net cash used in financing activities	(574.9)	(838.5)	(702.9)
Cash Flows Provided by Operating Activities
Certain of the more significant items affecting our operating cash flows for 2012 and 2011 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $377.0 million in 2012 versus a decrease of $406.9 million in 2011, a decrease of $29.9 million, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $37.2 million during 2012 due to timing of billings net of collections as compared to a $16.0 million increase during the comparable 2011 period. As of December 31, 2012 and 2011, our day sales outstanding was 38 and 37 days, respectively.

•
Our accounts payable decreased $89.1 million year over year due to timing of payments and a decrease in property and equipment received during the period but paid in the following period of $36.8 million. In addition, net book credit balances in our primary disbursement accounts classified as accounts payable on our consolidated balance sheets decreased from $85.6 million at December 31, 2011 to $51.0 million at December 31, 2012.

•	Income taxes paid, net of refunds received, were approximately $185 million and $173 million for the years ended December 31, 2012 and 2011, respectively.

•	During the first quarter of 2012, we paid synergy incentive plan bonuses of approximately $68 million. We also paid $2.2 million in connection with the fourth quarter 2012 restructuring.

•
During 2012, we paid $77.6 million to settle capping, closure and post-closure obligations, a decrease of $28.1 million from the $105.7 million paid in 2011. The decrease in cash paid for capping, closure, and post-closure activities is primarily due to the timing of obligations.

•
During 2012, we paid $73.1 million for environmental remediation obligations, an increase of $28.1 million from the $45.0 million paid in 2011 primarily related to remediation work performed at one of our closed landfill sites in our West region.

•	Cash paid for interest was $55.2 million lower during the year ended December 31, 2012 than 2011 due to refinancing of our higher interest rate debt.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
The most significant items affecting our operating cash flows for 2011 and 2010 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities decreased our cash flow from operations by $406.9 million in 2011 versus a decrease of $378.8 million in 2010, an increase of $28.1 million, primarily as a result of the following:

•
At December 31, 2011 and 2010, we recorded a tax receivable of $68.4 million and $69.8 million, respectively, primarily due to the effects of current deductions for property placed into service during the fourth quarter, referred to as bonus depreciation. During 2011, our cash paid for taxes, net of refunds for bonus depreciation, was approximately $173 million. During 2010, we made income tax payments (net of refunds received) of approximately $418 million, of which approximately $111 million related to the settlement of certain tax liabilities regarding BFI risk management companies.

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

Cash Flows Used in Investing Activities
The most significant items affecting our investing cash flows for the periods presented are summarized below:
Capital expenditures. Capital expenditures during 2012 were $903.5 million compared with $936.5 million in 2011 and$794.7 million in 2010. Property and equipment received during 2012 and 2011 were $866.7 million and $885.7 million, respectively.
Proceeds from sales of property and equipment. Proceeds from sales of property and equipment during 2012 were $28.7 million compared with $34.6 million in 2011 and $37.4 million in 2010. Proceeds from sales of property and equipment in 2011 and 2010 were higher than 2012 due to the sale of our former headquarters building in Florida in 2010 and the sale of equipment used as part of our expired transportation and disposal contract with the City of Toronto in 2011.
Cash used in acquisitions and development projects, net of cash acquired. During 2012 we paid $95.3 million for acquisitions of collection, recycling and transfer station businesses in all three regions. During 2011 we paid $42.6 million for acquisitions, including one landfill public-private partnership, one recycling business and a variety of collection businesses. During 2010, we paid $58.9 million for acquisitions, including a landfill development project. In addition, during 2012, 2011 and 2010 we paid $0.3 million, $3.1 million and $0.6 million, respectively, in relation to holdback liabilities resulting from acquisitions.
Proceeds from divestitures. During the year ended December 31, 2012, we divested of a collection business in our
East region and certain assets associated with our rail logistics business for which we received $9.6 million. Proceeds from divestitures (net of cash divested) and other sales of assets were $14.2 million in 2011 and $60.0 million in 2010. Proceeds received in 2011 were primarily related to certain hauling and transfer station assets sold in Southern California and New England markets as well as three markets in our East region. Proceeds received in 2010 primarily related to certain hauling and transfer station assets sold in our East region.
Change in restricted cash and marketable securities. Decreases (increases) in our restricted cash and marketable securities balances were $23.2 million, $(16.8) million and $66.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and cash used in our investing activities. During 2012 we received $24.7 million in connection with an issuance of tax-exempt bonds. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $22.4 million and $17.3 during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we paid $29.5 million to settle a legal matter that was funded through a restricted escrow account in 2011.
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
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:
Net debt repayments or borrowings. Proceeds from notes payable and long-term debt and issuance of senior notes net of payments of notes payable and long-term debt were $50.8 million in 2012 and $36.8 million in 2011 versus net payments of $397.4 million in 2010. For a more detailed discussion, see the “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Premiums and fees paid to issue and retire senior notes. Cash premiums and fees paid in connection with the issuance of our debt and to settle certain hedging relationships were $43.3 million, $148.4 million and $56.6 million during 2012, 2011 and 2010, respectively. For a more detailed discussion, see our “Financial Condition” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Purchase of common stock for treasury. We have had a share repurchase program since November 2010. From November 2010 to December 31, 2012, we used $825.6 million to repurchase 29.0 million shares at a weighted average cost per share of $28.49. During 2012, we repurchased 11.8 million shares for $324.7 million at a weighted average cost per share of $27.44. During 2011, we repurchased 15.7 million shares for $459.7 million at a weighted average cost per share of $29.28. During 2010 we repurchased 1.4 million shares for $41.1 million at a weighted average cost per share of $28.46.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2012, the board of directors approved an increase in the quarterly dividend to $0.235 per share. Dividends paid were $329.1 million, $309.4 million, and $294.6 million for 2012, 2011 and 2010, respectively.
Financial Condition
Cash and Cash Equivalents
As of December 31, 2012, we had $67.6 million of cash and cash equivalents, and $164.2 million of restricted cash deposits and restricted marketable securities, including $24.7 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities.

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

In connection with entering into the Credit Facilities, the guarantees by our subsidiary guarantors with respect to the Credit Facilities were released. As a result, the guarantees by our subsidiary guarantors with respect to all of Republic's outstanding senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) with respect to the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.

As of December 31, 2012 and 2011, the interest rate for our borrowings under our Credit Facilities was 1.32% and 3.25%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2012 and 2011, we had $25.0 million and $34.4 million of Base Rate - Prime and Eurodollar Rate borrowings, respectively. We had $909.4 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,315.6 million and $1,515.4 million of availability under our Credit Facilities at December 31, 2012 and December 31, 2011, respectively.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. As of December 31, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.35%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time.
As of December 31, 2012, we had $13.9 million of LIBOR borrowings.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2012, our EBITDA to interest ratio was 5.87 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.09 compared to the 3.50 maximum allowed by the covenants. As of December 31, 2012, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2013.
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

Senior Notes and Debentures
During 2012, 2011 and 2010, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. For a more detailed discussion, see our “Loss on Extinguishment of Debt” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In June 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and for general corporate purposes.
In August 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.
In May 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, together with the 3.800% Notes and the 4.750% Notes, the 2011 Notes). We used the net proceeds from the 2011 Notes as follows: (a) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (b) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (c) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (d) $619.0 million to repay borrowings under our Credit Facilities; and (e) the remainder for general corporate purposes. In May 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.
In February 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.
In November 2010, our 6.50% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $221.6 million of principal due on these notes.
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes), with an unamortized discount of $0.1 million at December 31, 2010, and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the 2010 Notes). We used the net proceeds from the 2010 Notes as follows: (a) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (b) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (c) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
Tax-Exempt Financings
As of December 31, 2012 and 2011, we had $1,097.5 million and $1,126.4 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2013 to 2037. Approximately 85% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2012, we had $164.2 million of restricted cash and marketable securities, of which $24.7 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a detailed listing of our outstanding fuel hedges during 2012 and 2011, see Note 15, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.

The aggregated fair values of our outstanding fuel hedges at December 31, 2012 and 2011 were current assets of $3.1 million and $1.6 million, respectively, and current liabilities of $0.4 million and $4.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The effective portions of the changes in fair values as of December 31, 2012 and 2011, net of tax, of $1.6 million and $1.8 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.
During 2012, approximately 8% of our fuel volume purchases were hedged with swap agreements. Additionally, we were able to recover approximately 67% of our fuel costs with fuel recovery fees from certain of our customers.
Recycling Commodity Hedges
Revenue from sale of recycling commodities is primarily from sales of old corrugated cardboard (OCC) and old newspaper (ONP). We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to forecasted OCC and ONP sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (recycling commodity hedges). For a detailed listing of our outstanding recycling commodity hedges during 2012 and 2011, see Note 15, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregated fair values of the outstanding recycling commodity hedges at December 31, 2012 and 2011 were current assets of $1.0 million and $1.4 million, respectively, and current liabilities of $1.2 million and $0.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The effective portions of the changes in fair values of our recycling commodity hedges as of December 31, 2012 and 2011, net of tax, of $0.1 million and $0.4 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income.
Approximately 41% of our 2012 sales volume of commodities was subject to cash flow hedges.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2013	$26.1	$15.1	$110.4	$85.1	$182.6	$419.3
2014	20.8	15.7	110.1	60.7	101.1	308.4
2015	17.4	10.1	109.4	38.4	47.2	222.5
2016	15.5	29.1	77.0	29.6	30.3	181.5
2017	14.8	9.6	76.4	29.3	28.9	159.0
Thereafter	81.2	7,070.6	4,829.6	356.4	230.9	12,568.7
Total	$175.8	$7,150.2	$5,312.9	$599.5	$621.0	$13,859.4
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
In the future, we may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in the capital markets to fund redemptions should market conditions be favorable.
The present value of capital lease obligations is included in our consolidated balance sheets.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2012.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Debt covenants
Our Credit Facilities contain financial covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. At December 31, 2012, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants in the indentures relating to our senior notes as of December 31, 2012. We expect to be in compliance with our covenants during 2013.
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
Financial assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (the Financial Assurance Instruments), or trust deposits which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2013, although the mix of financial assurance instruments may change.
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
Our free cash flow for the years ended December 31, 2012, 2011 and 2010 is calculated as follows (in millions):

	2012	2011	2010
Cash provided by operating activities	$1,513.8	$1,766.7	$1,433.7
Purchases of property and equipment	(903.5)	(936.5)	(794.7)
Proceeds from sales of property and equipment	28.7	34.6	37.4
Free cash flow	$639.0	$864.8	$676.4
For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Form 10-K.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	2012	2011	2010
Purchases of property and equipment per the consolidated statements of cash flows	$903.5	$936.5	$794.7
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(36.8)	(50.8)	53.9
Property and equipment received during the period	$866.7	$885.7	$848.6
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
Landfill Accounting
Landfill operating costs are treated as period expenses and are not discussed further in this section.
Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

•	Landfill development costs that are capitalized as an asset.

•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.

•	New claims may be asserted that are not included in our loss contingencies.
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
Closure and post-closure.    Closure costs are costs incurred after a landfill stops receiving waste, but prior to being certified as closed. After the entire landfill has reached capacity and is certified closed, we must continue to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site, the monitoring of methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate, and erosion control costs related to the final cap.
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.5% in both 2012 and 2011).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.75% in 2012 and 6.0% in 2011).
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
Permitted and probable disposal capacity.  Disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, thus including additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and that the successful completion of the expansion is probable. We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly. Our internal criteria to classify disposal capacity as probable expansion airspace are as follows:

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
Residual risks:

•
We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about uncertain future events. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter.

•	Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.

•	An unanticipated environmental liability that arises could result in a material charge to our consolidated statement of income.
Self-Insurance Reserves and Related Costs
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are either self-insured or subject to large deductible insurance policies. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverage, ranging from $2.0 million to $5.0 million.
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
Loss Contingencies
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose material loss contingencies or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management develops its assessment based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matter.
We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.
Residual risks:

•	Actual costs may vary from our estimates for a variety of reasons, including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

•
Loss contingency assumptions involve judgments that are inherently subjective and generally involve matters that are by their nature complex and unpredictable. If a loss contingency results in an adverse judgment or is settled for a significant amount, it could have a material adverse impact on our consolidated financial position, results of operations or cash flows in the period in which such judgment or settlement occurs.

• New claims may be asserted that are not included in our loss contingencies.
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
Residual risk:

•
Our most significant asset impairment exposure, other than goodwill (which is discussed below), relates to our landfills. A significant reduction in our estimated disposal capacity as a result of unanticipated events such as regulatory developments, revocation of an existing permit or denial of an expansion permit, or changes in our assumptions used to calculate disposal capacity, could trigger an impairment charge.

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
We have defined our reporting units to be consistent with our operating segments: East, Central and West. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 2% to 3%; (2) future estimated effective tax rates, which we estimate to be 40%; (3) future estimated capital expenditures as well as future required investments in working capital; (4) estimated discount rates, which we estimate to range between 7% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation using market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) estimated control premium a willing buyer is likely to pay.
In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) the testing for recoverability of a significant asset group within the reporting unit.
We assign assets and liabilities from our corporate operating segment to our three reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.

In preparing our annual test for impairment as of December 31, 2012, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.
As of December 31, 2012, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of approximately 30% to 40% and, therefore, we noted no indicators of impairment at our reporting units.
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
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to U.S. federal income taxes and to the income taxes of numerous states. Significant judgments and estimates are required in determining the combined income tax expense.
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
The Plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2012, the plan assets were invested in fixed income bond funds, equity funds and cash. We annually review and adjust the plan’s asset allocation as deemed necessary. Our unfunded benefit obligation for the Plan was $6.1 million as of December 31, 2012 compared to $39.9 million as of December 31, 2011.
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
We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $26 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $31 million.
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

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value as of December 31, 2012
Fixed Rate Debt:
Amount outstanding (in millions)	$5.1	$15.7	$5.3	$4.1	$4.4	$6,145.5	$6,180.1	$7,129.0
Average interest rates	6.8%	6.0%	7.8%	7.4%	7.4%	5.1%	5.1%
Variable Rate Debt:
Amount outstanding (in millions)	$10.0	$—	$4.8	$25.0	$5.2	$925.1	$970.1	$970.1
Average interest rates	0.2%	—%	0.2%	1.3%	0.4%	0.5%	0.5%

The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value recorded in purchase accounting totaling $79.7 million.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new or renew contracts, or engage in other strategies, to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fee) and (3) a decrease in our operating margin percentage. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $24 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.
Commodities Prices
We market recycled products such as cardboard and newspaper from our recycling centers. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively, on an annual basis.
Revenue from sales of these products in 2012, 2011 and 2010 was approximately $349.0 million, $438.6 million and $337.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Republic Services, Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 15, 2013

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67.6	$66.3
Accounts receivable, less allowance for doubtful accounts of $45.3 and $48.1, respectively	836.6	825.8
Prepaid expenses and other current assets	209.3	215.9
Deferred tax assets	117.8	157.7
Total current assets	1,231.3	1,265.7
Restricted cash and marketable securities	164.2	189.6
Property and equipment, net	6,910.3	6,792.3
Goodwill	10,690.0	10,647.0
Other intangible assets, net	358.7	409.6
Other assets	262.4	247.3
Total assets	$19,616.9	$19,551.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474.5	$563.6
Notes payable and current maturities of long-term debt	19.4	34.8
Deferred revenue	313.2	290.2
Accrued landfill and environmental costs, current portion	195.5	184.2
Accrued interest	68.8	72.2
Other accrued liabilities	623.6	752.5
Total current liabilities	1,695.0	1,897.5
Long-term debt, net of current maturities	7,051.1	6,887.0
Accrued landfill and environmental costs, net of current portion	1,420.6	1,396.5
Deferred income taxes and other long-term tax liabilities	1,232.7	1,161.1
Self-insurance reserves, net of current portion	290.9	303.9
Other long-term liabilities	220.9	222.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 405.2 and 402.1 issued including shares held in treasury, respectively	4.1	4.0
Additional paid-in capital	6,588.9	6,495.6
Retained earnings	2,403.2	2,164.7
Treasury stock, at cost (44.1 and 32.2 shares, respectively)	(1,287.1)	(961.5)
Accumulated other comprehensive loss, net of tax	(5.8)	(21.5)
Total Republic Services, Inc. stockholders’ equity	7,703.3	7,681.3
Noncontrolling interests	2.4	2.1
Total stockholders’ equity	7,705.7	7,683.4
Total liabilities and stockholders’ equity	$19,616.9	$19,551.5
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$8,118.3	$8,192.9	$8,106.6
Expenses:
Cost of operations	5,005.7	4,865.1	4,764.8
Depreciation, amortization and depletion	848.5	843.6	833.7
Accretion	78.4	78.0	80.5
Selling, general and administrative	820.9	825.4	858.0
Negotiation and withdrawal costs - Central States Pension Fund	35.8	—	—
(Gain) loss on disposition of assets and impairments, net	(2.7)	28.1	19.1
Restructuring charges	11.1	—	11.4
Operating income	1,320.6	1,552.7	1,539.1
Interest expense	(388.5)	(440.2)	(507.4)
Loss on extinguishment of debt	(112.6)	(210.8)	(160.8)
Interest income	1.0	0.3	0.7
Other income, net	3.4	4.3	5.4
Income before income taxes	823.9	906.3	877.0
Provision for income taxes	251.8	317.4	369.5
Net income	572.1	588.9	507.5
Net (income) loss attributable to noncontrolling interests	(0.3)	0.3	(1.0)
Net income attributable to Republic Services, Inc.	$571.8	$589.2	$506.5
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.56	$1.57	$1.32
Weighted average common shares outstanding	366.9	376.0	383.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.55	$1.56	$1.32
Weighted average common and common equivalent shares outstanding	368.0	377.6	385.1
Cash dividends per common share	$0.91	$0.84	$0.78

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$572.1	$588.9	$507.5
Other comprehensive income, net of tax
Hedging Activity:
Settlements	0.9	(25.3)	(7.3)
Realized (gains) losses reclassified into earnings	(2.3)	4.9	3.9
Unrealized gains (losses)	2.8	1.3	(2.4)
Pension Activity:
Change in funded status of pension plan obligations	15.6	(20.7)	8.7
Gains related to pension settlement reclassified to earnings	(1.3)	(3.6)	—
Other comprehensive income (loss), net of tax	15.7	(43.4)	2.9
Comprehensive income	587.8	545.5	510.4
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	0.3	(1.0)
Comprehensive income attributable to Republic Services, Inc.	$587.5	$545.8	$509.4

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount
Balance as of December 31, 2009	395.7	$4.0	$6,316.1	$1,683.1	(14.9)	$(457.7)	$19.0	$2.6
Net income	—	—	—	506.5	—	—	—	1.0
Change in the value of derivative instruments, net of tax of $4.1	—	—	—	—	—	—	(5.8)	—
Employee benefit plan liability adjustments, net of tax of $6.1	—	—	—	—	—	—	8.7	—
Cash dividends declared	—	—	—	(298.8)	—	—	—	—
Issuances of common stock	4.5	—	90.0	—	—	—	—	—
Stock-based compensation	—	—	25.0	(0.5)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(1.6)	(43.1)	—	—
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(1.2)
Balance as of December 31, 2010	400.2	4.0	6,431.1	1,890.3	(16.5)	(500.8)	21.9	2.4
Net income	—	—	—	589.2	—	—	—	(0.3)
Change in the value of derivative instruments, net of tax of $13.4	—	—	—	—	—	—	(19.1)	—
Employee benefit plan liability adjustments, net of tax of $17.1	—	—	—	—	—	—	(24.3)	—
Cash dividends declared	—	—	—	(314.1)	—	—	—	—
Issuances of common stock	1.9	—	43.2	—	—	—	—	—
Stock-based compensation	—	—	21.3	(0.7)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(15.7)	(460.7)	—	—
Balance as of December 31, 2011	402.1	4.0	6,495.6	2,164.7	(32.2)	(961.5)	(21.5)	2.1
Net income	—	—	—	571.8	—	—	—	0.3
Change in the value of derivative instruments, net of tax of $1.0	—	—	—	—	—	—	1.4	—
Employee benefit plan liability adjustments, net of tax of $12.2	—	—	—	—	—	—	14.3	—
Cash dividends declared	—	—	—	(332.5)	—	—	—	—
Issuances of common stock	3.1	0.1	72.3	—	—	—	—	—
Stock-based compensation	—	—	21.0	(0.8)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(11.9)	(325.6)	—	—
Balance as of December 31, 2012	405.2	$4.1	$6,588.9	$2,403.2	(44.1)	$(1,287.1)	$(5.8)	$2.4

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash provided by operating activities:
Net income	$572.1	$588.9	$507.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	926.9	921.6	914.2
Non-cash interest expense	58.4	75.4	100.5
Restructuring related charges	11.1	—	(2.0)
Stock-based compensation	21.2	20.6	24.5
Deferred tax provision	83.9	334.8	61.3
Provision for doubtful accounts, net of adjustments	29.7	21.0	23.6
Loss on extinguishment of debt	112.6	210.8	160.8
(Gain) loss on disposition of assets, net and asset impairments	(14.1)	6.1	3.9
Withdrawal liability - Central States Pension Fund	30.7	—	—
Environmental adjustments	62.4	3.6	17.9
Excess income tax benefit from stock option exercises and other non-cash items	(4.1)	(9.2)	0.3
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(37.2)	(16.0)	8.8
Prepaid expenses and other assets	(13.9)	(5.1)	(76.6)
Accounts payable	(49.6)	11.9	(34.9)
Restructuring and synergy related expenditures	(70.3)	(3.0)	(20.0)
Capping, closure and post-closure expenditures	(77.6)	(105.7)	(111.3)
Remediation expenditures	(73.1)	(45.0)	(50.5)
Other liabilities	(55.3)	(244.0)	(94.3)
Cash provided by operating activities	1,513.8	1,766.7	1,433.7
Cash used in investing activities:
Purchases of property and equipment	(903.5)	(936.5)	(794.7)
Proceeds from sales of property and equipment	28.7	34.6	37.4
Cash used in business acquisitions and development projects, net of cash acquired	(95.3)	(42.6)	(58.9)
Cash proceeds from divestitures, net of cash divested	9.6	14.2	60.0
Change in restricted cash and marketable securities	23.2	(16.8)	66.3
Other	(0.3)	(3.1)	(0.6)
Cash used in investing activities	(937.6)	(950.2)	(690.5)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	2,771.4	1,416.4	1,193.5
Proceeds from issuance of senior notes, net of discount	847.6	1,844.9	1,499.4
Payments of notes payable and long-term debt	(3,568.2)	(3,224.5)	(3,090.3)
Premiums paid on extinguishment of debt	(25.8)	(89.6)	(30.4)
Fees paid to issue and retire senior notes and certain hedging relationships	(17.5)	(58.8)	(26.2)
Issuances of common stock	70.4	40.7	86.5
Excess income tax benefit from stock option exercises	1.9	2.5	3.5
Purchases of common stock for treasury	(325.6)	(460.7)	(43.1)
Cash dividends paid	(329.1)	(309.4)	(294.6)
Distributions paid to noncontrolling interests	—	—	(1.2)
Cash used in financing activities	(574.9)	(838.5)	(702.9)
Increase (decrease) in cash and cash equivalents	1.3	(22.0)	40.3
Cash and cash equivalents at beginning of period	66.3	88.3	48.0
Cash and cash equivalents at end of period	$67.6	$66.3	$88.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Republic Services, Inc. (a Delaware corporation) and its subsidiaries (also referred to collectively as Republic, we, us, our, or the Company in this report) is the second largest provider of non-hazardous solid waste collection, transfer station, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions – East, Central, and West, which we have identified as our reportable segments.
The consolidated financial statements include the accounts of Republic and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All amounts are in millions, except per share amounts and unless otherwise noted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, employee benefit plans, deferred taxes, uncertain tax positions, self-insurance reserves, and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to the Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
Cash and Cash Equivalents
We consider liquid investments with an original maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2012 and 2011, there were net book credit balances of $51.0 million and $85.6 million in our primary disbursement accounts which were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. No customer exceeded 5% of our outstanding accounts receivable balance at December 31, 2012 and 2011.
Accounts Receivable, Net of Allowance for Doubtful Accounts
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our receivables are recorded when billed or when the related revenue is earned, if earlier, and represent claims against third parties

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$48.1	$50.9	$55.2
Additions charged to expense	29.7	21.0	23.6
Accounts written-off	(32.5)	(23.8)	(27.9)
Balance at end of year	$45.3	$48.1	$50.9
Restricted Cash and Marketable Securities
As of December 31, 2012, we had $164.2 million of restricted cash and marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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

Property and Equipment
We record property and equipment at cost. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate assets over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

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
Capitalized Interest
We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Total construction costs are $50,000 or greater,

•	The construction phase is one month or longer, and

•	The assets have a useful life of one year or longer .
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $8.4 million, $8.1 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Capitalized landfill costs also may include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the estimated fair value of the landfill relative to the fair value of other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.
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
Closure and post-closure
Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill. The total remaining capacity includes probable expansion airspace.
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 128 closed landfills.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
These estimated costs are then discounted to their present value using a credit-adjusted, risk-free interest rate. In general, the credit-adjusted, risk-free interest rate we used for liability recognition was 4.75% and 6.0% for the years ended December 31, 2012 and 2011, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Business Combinations
We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, recycling and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We will recognize third-party transaction related costs as expense currently in the period in which they are incurred.
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
We have defined our reporting units to be consistent with our operating segments: East, Central and West. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 2% to 3% annually; (2) future estimated effective tax rates, which we estimate to be 40%; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, which we estimate to range between 7% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) estimated control premium a willing buyer is likely to pay.
In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) the testing for recoverability of a significant asset group within the reporting unit.
We assign assets and liabilities from our corporate operating segment to our three reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.
In preparing our annual test for impairment as of December 31, 2012, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from consolidating routes and internalizing waste streams.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, we determined that the indicated fair value of our reporting units exceeded their carrying value by a range of approximately 30% to 40% and, therefore, we noted no indicators of impairment at our reporting units.
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
Other intangible assets include values assigned to customer relationships, long-term contracts, covenants not to compete and trade names, and are amortized generally on a straight-line basis over periods ranging from 1 to 23 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are either self-insured or subject to large deductible insurance policies. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the Allied acquisition have been recorded at estimated fair value, and, therefore, have been discounted to present value based on our estimate of the timing of the related cash flows.
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
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management develops its assessment based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we disclose the potential range of the loss, if estimable. Contingent liabilities recorded in purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges that consist of prices for diesel fuel and recyclable materials, net of tax, settlement and amortization of our interest rate locks and certain adjustments to liabilities associated with our employee benefit plan liabilities, net of tax.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Equity-Based Compensation Plans
We recognize equity-based compensation expense on the estimated grant-date fair value of stock options and similar equity instruments issued as compensation to employees over the requisite service periods.
Cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense, resulting from the exercise of stock options, are classified as cash flows from financing activities. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Operating Leases
Many of our leases are operating leases. This classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (2) minimum lease terms that are much shorter than the assets’ economic useful lives. We expect that, in the normal course of business, our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures.
Capital Leases
We capitalize assets acquired under capital leases at the inception of each lease and amortize them to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. We record the present value of the related lease payments as a debt obligation. Our capital lease liability relates primarily to certain long-term landfill operating agreements with minimum lease payments with offsetting capital lease assets recorded as part of the landfill development costs.
Related Party Transactions
It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.
3.BUSINESS ACQUISITIONS, DISPOSITION OF ASSETS, ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various solid waste businesses during the years ended December 31, 2012 and 2011. The aggregate cash used in these acquisitions, net of cash acquired, was $95.3 million and $42.6 million, respectively. The purchase price paid for these acquisitions during the year ended December 31 and the preliminary allocation of the purchase price as of December 31 are as follows (in millions):

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
Purchase price:
Cash used in acquisitions, net of cash acquired	$95.3	$42.6
Fair value of operations surrendered	—	48.3
Holdbacks	0.2	1.7
Total	95.5	92.6
Allocated as follows:
Working capital	4.0	7.1
Property and equipment	29.1	44.5
Other liabilities, net	(5.8)	(7.8)
Value of assets acquired and liabilities assumed	27.3	43.8
Excess purchase price to be allocated	$68.2	$48.8
Excess purchase price to be allocated as follows:
Other intangible assets	17.1	33.1
Goodwill	51.1	15.7
Total allocated	$68.2	$48.8
Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.
Disposition of Assets and Asset Impairments
During the year ended December 31, 2012, we recorded a net gain on disposition of assets and impairments of $2.7 million, primarily related to a divestiture of a collection business in our East region and certain assets associated with our rail logistics business for which we received $9.6 million.
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
Restructuring Charges

During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three, and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2012, we incurred $11.1 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms ranging from 2 to 5 years. As of December 31, 2012, $9.0 million remains accrued for severance and other employee termination benefits and lease exit costs. We expect to incur approximately $15 million of additional expense during 2013 related to such activities. Substantially all of these charges were or will be recorded in our corporate segment and we expect the remaining charges will be paid primarily during 2013.
During the year ended December 31, 2010, we incurred $11.4 million, net of adjustments, of restructuring and integration charges related to the Allied acquisition. These charges consisted of severance and other employee termination and relocation benefits as well as consulting and professional fees. We completed our restructuring plan in 2010.

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment as of December 31 is as follows:

	2012	2011
Other land	$376.9	$375.1
Non-depletable landfill land	166.0	161.8
Landfill development costs	5,018.0	4,763.3
Vehicles and equipment	4,946.4	4,515.1
Buildings and improvements	864.2	802.8
Construction-in-progress-landfill	134.5	187.3
Construction-in-progress-other	53.3	47.3
	11,559.3	10,852.7
Less: Accumulated depreciation, depletion and amortization:
Landfill development costs	(1,896.4)	(1,735.7)
Vehicles and equipment	(2,512.3)	(2,119.1)
Buildings and improvements	(240.3)	(205.6)
	(4,649.0)	(4,060.4)
Property and equipment, net	$6,910.3	$6,792.3
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in our goodwill accounts by operating segment is as follows:

	Balance at December 31, 2011	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at December 31, 2012
East	$3,003.5	$16.4	$(3.9)	$(1.1)	$3,014.9
Central	3,234.6	9.7	—	(1.6)	3,242.7
West	4,408.9	25.0	—	(1.5)	4,432.4
Total	$10,647.0	$51.1	$(3.9)	$(4.2)	$10,690.0

	Balance at December 31, 2010	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at December 31, 2011
East	$3,015.4	$8.6	$(20.2)	$(0.3)	$3,003.5
Central	3,227.8	6.3	—	0.5	3,234.6
West	4,412.1	0.8	(3.6)	(0.4)	4,408.9
Total	$10,655.3	$15.7	$(23.8)	$(0.2)	$10,647.0
Adjustments to acquisitions for the year ended December 31, 2012 and 2011 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Intangible Assets				Accumulated Amortization			Net Intangibles at December 31, 2012
	Balance at December 31, 2011	Acquisitions	Adjustments to Acquisitions/Divestitures	Balance at December 31, 2012	Balance at December 31, 2011	Additions Charged to Expense	Balance at December 31, 2012
Customer relationships, franchise and other municipal agreements	$566.2	$12.9	$(0.1)	$579.0	$(194.4)	$(58.0)	$(252.4)	$326.6
Trade names	30.0	—	—	30.0	(18.5)	(6.0)	(24.5)	5.5
Non-compete agreements	16.9	3.5	—	20.4	(9.3)	(2.7)	(12.0)	8.4
Other intangible assets	62.9	0.7	(0.1)	63.5	(44.2)	(1.1)	(45.3)	18.2
Total	$676.0	$17.1	$(0.2)	$692.9	$(266.4)	$(67.8)	$(334.2)	$358.7

	Gross Intangible Assets				Accumulated Amortization			Net Intangibles at December 31, 2011
	Balance at December 31, 2010	Acquisitions	Adjustments to Acquisitions/Divestitures	Balance at December 31, 2011	Balance at December 31, 2010	Additions Charged to Expense	Balance at December 31, 2011
Customer relationships, franchise and other municipal agreements	$537.1	$29.1	$—	$566.2	$(130.7)	$(63.7)	$(194.4)	$371.8
Trade names	30.0	—	—	30.0	(12.5)	(6.0)	(18.5)	11.5
Non-compete agreements	12.9	4.0	—	16.9	(7.2)	(2.1)	(9.3)	7.6
Other intangibles assets	62.9	—	—	62.9	(41.2)	(3.0)	(44.2)	18.7
Total	$642.9	$33.1	$—	$676.0	$(191.6)	$(74.8)	$(266.4)	$409.6
Based on the amortizable assets recorded in the balance sheet at December 31, 2012, amortization expense for each of the next five years is estimated to be as follows:

2013	$65.4
2014	59.6
2015	59.1
2016	57.8
2017	56.4

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 is as follows:

	2012	2011
Inventories	$34.5	$35.2
Prepaid expenses	54.4	53.4
Other non-trade receivables	39.6	54.5
Income tax receivable	69.0	68.4
Commodity and fuel hedge asset	4.1	3.0
Other current assets	7.7	1.4
Total	$209.3	$215.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets
A summary of other assets as of December 31 is as follows:

	2012	2011
Deferred financing costs	$58.8	$54.6
Deferred compensation plan	49.9	34.5
Notes and other receivables	17.9	31.6
Reinsurance receivable	59.7	58.0
Other	76.1	68.6
Total	$262.4	$247.3

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 is as follows:

	2012	2011
Accrued payroll and benefits	$157.1	$168.9
Accrued fees and taxes	124.2	115.3
Self-insurance reserves, current portion	135.5	114.4
Accrued dividends	84.9	81.4
Synergy incentive plan	—	68.1
Current tax liabilities	2.1	29.4
Restructuring liabilities	9.0	0.3
Accrued professional fees and legal settlement reserves	34.6	81.3
Other	76.2	93.4
Total	$623.6	$752.5
Other accrued liabilities include the fair value of fuel and recycling commodity hedges of $1.6 million and $5.4 million at December 31, 2012 and 2011 respectively.

Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 is as follows:

	2012	2011
Deferred compensation plan liability	$50.0	$31.4
Pension and other post-retirement liabilities	12.7	46.8
Legal settlement reserves	36.4	59.3
Ceded insurance reserves	59.7	58.0
Withdrawal liability - Central States Pension Fund	30.7	—
Other	31.4	26.6
Total	$220.9	$222.1
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
Our liabilities for unpaid and incurred but not reported claims at December 31, 2012 (which includes claims for workers’

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation, general liability, vehicle liability, environmental liability and employee health care benefits) were $426.4 million under our risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our self-insurance reserves for the years ended December 31:

	2012	2011	2010
Balance at beginning of year	$418.3	$417.2	$412.9
Additions charged to expense	385.5	367.3	364.9
Payments	(381.6)	(372.1)	(368.9)
Accretion expense	4.2	5.9	8.3
Balance at end of year	426.4	418.3	417.2
Less: current portion	(135.5)	(114.4)	(112.7)
Long-term portion	$290.9	$303.9	$304.5

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2012, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our landfill and environmental liabilities as of December 31 is as follows:

	2012	2011
Landfill final capping, closure and post-closure liabilities	$1,052.4	$1,037.0
Remediation	563.7	543.7
Total accrued landfill and environmental costs	1,616.1	1,580.7
Less: Current portion	(195.5)	(184.2)
Long-term portion	$1,420.6	$1,396.5

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2012	2011	2010
Asset retirement obligation liabilities, beginning of year	$1,037.0	$1,046.5	$1,074.5
Non-cash additions	33.8	33.9	31.4
Acquisitions and other adjustments	(14.6)	15.8	(3.0)
Asset retirement obligation adjustments	(4.6)	(31.5)	(27.9)
Payments	(77.6)	(105.7)	(111.3)
Accretion expense	78.4	78.0	80.5
Adjustments to liabilities related to assets held for sale	—	—	2.3
Asset retirement obligation liabilities, end of period	1,052.4	1,037.0	1,046.5
Less: Current portion	(110.4)	(85.2)	(93.9)
Long-term portion	$942.0	$951.8	$952.6
The initial liabilities recorded as part of the Allied acquisition were developed using provisional amounts based upon

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We review our landfill asset retirement obligations annually. As a result, we recorded a net increase in amortization expense of of $4.9 million for 2012 and a net decrease in amortization expense of $9.6 million and $10.2 million for 2011 and 2010, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $54.8 million at December 31, 2012 and is included in restricted cash and marketable securities in our consolidated balance sheet.
The expected future payments for final capping, closure and post-closure as of December 31, 2012 are as follows:

2013	$110.4
2014	110.1
2015	109.4
2016	77.0
2017	76.4
Thereafter	4,829.6
$5,312.9

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2012.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at December 31, 2012 would be approximately $374 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2012	2011	2010
Remediation liabilities, beginning of year	$543.7	$552.1	$554.1
Acquisitions and other adjustments	—	—	1.5
Additions charged to expense	62.4	3.6	17.9
Payments	(73.1)	(45.0)	(50.5)
Accretion expense (non-cash interest expense)	30.7	33.0	29.1
Remediation liabilities, end of period	563.7	543.7	552.1
Less: Current portion	(85.1)	(99.0)	(88.1)
Long-term portion	$478.6	$444.7	$464.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected undiscounted future payments for remediation costs as of December 31, 2012 are as follows:

2013	$85.1
2014	60.7
2015	38.4
2016	29.6
2017	29.3
Thereafter	356.4
$599.5

The following is a discussion of certain of our significant remediation matters:
Missouri Closed Landfill.  During 2012, we encountered certain environmental issues at a closed landfill in Missouri.  During 2012, we recorded a charge of $74.1 million to manage the remediation area as well as future monitoring of the site.  The remediation liability for this site is $64.2 million as of December 31, 2012, of which $14.5 million is expected to be paid during 2013.  We believe the reasonably possible range of loss for remediation costs is $50 million to $240 million.
Countywide Landfill.  In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2012 is $52.4 million, of which $4.4 million is expected to be paid during 2013. We believe the reasonably possible range of loss for remediation costs is $50 million to $71 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2012 is $83.4 million, of which $7.5 million is expected to be paid during 2013. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT
Our notes payable, capital leases and long-term debt at December 31, 2012 and 2011 are listed in the following table, and are presented net of adjustments to fair value related to hedging transactions.

		2012			2011
Maturity	Interest Rate	Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	$13.9	$—	$13.9	$—	$—	$—
September 2013	Variable	—	—	—	17.2	—	17.2
April 2016	Variable	25.0	—	25.0	17.2	—	17.2
May 2017	Variable	—	—	—	—	—	—
Senior notes:
June 2017	6.875	—	—	—	750.0	(75.8)	674.2
May 2018	3.800	700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.4)	646.6	650.0	(3.8)	646.2
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.2)	847.8	—	—	—
May 2023	4.750	550.0	(1.3)	548.7	550.0	(1.4)	548.6
March 2035	6.086	275.7	(24.9)	250.8	275.7	(25.5)	250.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.4)	596.6	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.9)	33.4	35.3	(2.0)	33.3
September 2035	7.400	165.2	(41.4)	123.8	165.2	(41.9)	123.3
Tax-exempt:
2013 - 2037	0.130 - 5.625	1,097.9	(0.4)	1,097.5	1,142.2	(15.8)	1,126.4
Other:
2013 - 2046	5.000 - 11.900	87.2	—	87.2	89.4	—	89.4
Total Debt		$7,150.2	$(79.7)	7,070.5	$7,092.2	$(170.4)	6,921.8
Less: current portion				(19.4)			(34.8)
Long-term portion				$7,051.1			$6,887.0

Loss on Extinguishment of Debt
During 2012, 2011 and 2010, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash write-off of unamortized debt discounts and deferred issuance costs. The following table summarizes the loss on extinguishment of debt for the years ended December 31, 2012, 2011, and 2010:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2012
Amendments to Credit Facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
2011
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to Credit Facilities	—	—	1.7	1.7
Ineffective portion of interest rate lock settlements	—	0.3	—	0.3
Tax-exempt financings	30.0	—	3.5	3.5
Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8
2010
$425.0 million 6.125% senior notes due February 2014	$425.0	$8.7	$44.1	$52.8
$600.0 million 7.250% senior notes due March 2015	600.0	21.8	57.5	79.3
Accounts receivable securitization program	300.0	—	0.2	0.2
Tax-exempt financings	480.3	—	28.5	28.5
Loss on extinguishment of debt for the year ended December 31, 2010		$30.5	$130.3	$160.8
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

In connection with entering into the Credit Facilities, the guarantees by our subsidiary guarantors with respect to the Credit Facilities were released. As a result, the guarantees by our subsidiary guarantors with respect to all of Republic's outstanding senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) with respect to the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.

As of December 31, 2012 and 2011, the interest rate for our borrowings under our Credit Facilities was 1.32% and 3.25%, respectively. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2012 and 2011, we had $25.0 million and $34.4 million of Base Rate - Prime and Eurodollar Rate borrowings, respectively. We had $909.4 million and $950.2 million of letters of credit using availability under our Credit Facilities, leaving $1,315.6 million and $1,515.4 million of availability under our Credit Facilities at December 31, 2012 and 2011, respectively. We were in compliance with the covenants under our Credit Facilities as of December 31, 2012.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. As of December 31, 2012, the interest rate for our borrowings under our Uncommitted Credit Facility was 1.35%. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2012, we had $13.9 million of LIBOR borrowings.
Senior Notes and Debentures
In June 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary's, Allied Waste North America, Inc., $750.0 million 6.875% senior notes maturing in 2017 and for general corporate purposes.
In August 2011, our 6.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.
In May 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, together with the 3.800% Notes and the 4.750% Notes, the 2011 Notes). We used the net proceeds from the 2011 Notes as follows: (a) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (b) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (c) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (d) $619.0 million to repay borrowings under our Credit Facilities; and (e) the remainder for general corporate purposes. In May 2011, our 6.375% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.
In February 2011, our 5.750% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.
In November 2010, our 6.50% senior notes matured. We used cash on hand and incremental borrowings under our Credit Facilities to repay $221.6 million of principal due on these notes.
In March 2010, we issued $850.0 million of 5.00% senior notes due 2020 (the 2020 Notes), with an unamortized discount of $0.1 million at December 31, 2010, and $650.0 million of 6.20% senior notes due 2040 (the 2040 Notes, and, together with the 2020 Notes, the 2010 Notes). We used the net proceeds from the 2010 Notes as follows: (a) $433.7 million to redeem the 6.125% senior notes due 2014 at a premium of 102.042% ($425.0 million principal outstanding); (b) $621.8 million to redeem the 7.250% senior notes due 2015 at a premium of 103.625% ($600.0 million principal outstanding); and (c) the remainder to reduce amounts outstanding under our Credit Facilities and for general corporate purposes.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax-Exempt Financings
As of December 31, 2012 and 2011, we had $1,097.5 million and $1,126.4 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2013 to 2037. As of December 31, 2012 and 2011, the total of the unamortized adjustment to fair value recorded in purchase accounting for the tax-exempt financings assumed from Allied was $0.4 million and $15.8 million, respectively, which is being amortized to interest expense over the remaining terms of the debt.
Approximately 85% of our tax-exempt financings are remarketed quarterly, weekly or daily by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2012, we had $164.2 million of restricted cash and marketable securities, of which $24.7 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $87.0 million and $88.3 million as of December 31, 2012 and 2011, respectively, with maturities ranging from 2013 to 2046.
Future Maturities of Debt
Aggregate maturities of notes payable, capital leases and other long-term debt as of December 31, 2012, excluding non-cash discounts, premiums, and adjustments to fair value recorded in purchase accounting totaling $79.7 million, are as follows:

2013	$15.1
2014	15.7
2015	10.1
2016	29.1
2017	9.6
Thereafter	7,070.6
$7,150.2

Fair Value of Debt
The fair value of our fixed rate senior notes using observable market inputs is $6.9 billion and $6.3 billion at December 31, 2012 and 2011, respectively. The carrying value of these notes is $5.8 billion and $5.7 billion at December 31, 2012 and 2011, respectively. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2) is determined as of the balance sheet date and is subject to change.
Guarantees
We have guaranteed some of the tax-exempt bonds of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.
Interest Paid
Interest paid was $341.0 million, $396.2 million and $417.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The components of interest expense are as follows:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Interest expense on debt and capital lease obligations	$338.5	$372.9	$413.2
Accretion of debt discounts	12.2	25.6	52.4
Accretion of remediation and risk reserves	46.2	49.8	48.1
Less: capitalized interest	(8.4)	(8.1)	(6.3)
Total interest expense	$388.5	$440.2	$507.4
Interest Rate Swap and Lock Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. We also entered into interest rate swap agreements to manage risk associated with fluctuations in interest rates. The swap agreements, with a total notional value of $210.0 million, matured in August 2011. This maturity was identical to our unsecured notes that also matured in August 2011. Under the swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. We reduced interest expense by $5.4 million and $8.5 million due to periodic settlements of active swap agreements during years ended December 31, 2011 and 2010. At December 31, 2012 and 2011 we had no interest rate swap agreements outstanding.

From time to time, we enter into treasury and interest rate locks to manage exposure to fluctuations in interest rates in anticipation of future debt issuances. These transactions are accounted for as a cash flow hedges. As of December 31, 2012 and 2011, no interest rate lock cash flow hedges were outstanding.

During the second quarter 2012, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates approximating 2.20% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.550% Notes. Upon issuance of the 3.550% Notes, we terminated the interest rate locks and paid $4.8 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $4.7 million, or $2.7 million net of tax.

During the first and second quarters of 2011, we entered into a number of interest rate lock agreements having an aggregate notional amount of $725.0 million with fixed interest rates ranging from 3.10% to 4.61% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 2011 Notes. Upon issuance of the 2011 Notes, we terminated the interest rate locks and paid $36.5 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $36.2 million, or $21.2 million net of tax.
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

As of December 31, 2012 and December 31, 2011, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $24.6 million and $23.2 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.5 million over the next twelve months as a yield adjustment to our senior notes.

The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2012, 2011 and 2010 was $2.2 million, $1.4 million and $0.4 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, are as follows:

	2012	2011	2010
Current:
Federal	$228.7	$201.7	$253.9
State	29.2	38.6	50.2
Federal and state deferred provision	83.9	334.8	61.4
Uncertain tax positions and interest, and other	(90.0)	(257.7)	4.0
Provision for income taxes	$251.8	$317.4	$369.5

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.2	5.4
Non-deductible expenses	1.1	1.6	2.1
Uncertain tax position taxes and interest	(4.7)	(2.5)	0.3
Other, net	(3.3)	(2.3)	(0.7)
Effective income tax rate	30.6%	35.0%	42.1%
Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division of Allied's federal tax years 2004 - 2008. This settlement benefited our 2012 tax provision by approximately $35 million due to the reversals of previously accrued tax and interest. In 2011, our effective tax rate was favorably impacted by the settlement with the IRS appeals division of Allied's federal tax years 2000 - 2003. This settlement favorably impacted our 2011 tax provision by approximately $23 million due to reversals of previously accrued tax and interest.
In addition, our 2012 and 2011 tax provisions were favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $16 million and $19 million, respectively.
During 2012, we did not dispose of any goodwill without corresponding tax basis. However, during 2011 and 2010, we incurred charges of $7.1 million and $13.1 million, respectively, for dispositions of goodwill that had no corresponding tax basis, and thus, were non-deductible for tax purposes.
The components of the net deferred income tax asset and liability at December 31, 2012 and 2011 are as follows:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(955.6)	$(913.7)
Difference between book and tax basis of intangible assets	(676.5)	(692.1)
Basis difference due to redemption of partnership interests	(128.6)	(128.2)
Total liabilities	$(1,760.7)	$(1,734.0)
Deferred tax assets relating to:
Environmental reserves	$348.3	$331.3
Accruals not currently deductible	232.2	310.3
Net operating loss carryforwards, state taxes	130.2	126.3
Difference between book and tax basis of other assets	92.4	93.3
Deferred taxes on uncertain tax positions	17.5	28.9
Other	5.8	2.0
Total assets	826.4	892.1
Valuation allowance	(124.8)	(118.1)
Net deferred tax asset	701.6	774.0
Net deferred tax liabilities	$(1,059.1)	$(960.0)

Changes in the deferred tax valuation allowance for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Valuation allowance, beginning of year	$118.1	$120.1	$126.5
Additions charged to income	1.9	2.1	8.3
Usage	(3.2)	(4.3)	(10.4)
Expirations of state net operating losses	(0.3)	(0.3)	(0.3)
Other, net	8.3	0.5	(4.0)
Valuation allowance, end of year	$124.8	$118.1	$120.1
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
We have state net operating loss carryforwards with an estimated tax effect of $130.2 million available at December 31, 2012. These state net operating loss carryforwards expire at various times between 2013 and 2032. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, at December 31, 2012, we have provided a valuation allowance of $113.5 million for certain state net operating loss carryforwards. At December 31, 2012, we also have provided a valuation allowance of $11.3 million for certain other deferred tax assets.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of approximately $40 million and $39 million as of December 31, 2012 and 2011, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to us as dividends, we would incur approximately $14 million of federal income taxes.
We made income tax payments (net of refunds received) of approximately $185 million, $173 million and $418 million for 2012, 2011 and 2010, respectively.
Income taxes paid in 2012 and 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010. The Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through December 31, 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). Income taxes paid in 2010 includes $111 million related to the settlement of certain tax liabilities regarding BFI risk management companies.
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
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2012	2011	2010
Balance at beginning of year	$54.3	$222.8	$242.2
Additions based on tax positions related to current year	0.9	—	2.8
Additions for tax positions of prior years	64.0	0.6	7.5
Reductions for tax positions of prior years	—	(162.2)	(7.4)
Reductions for tax positions resulting from lapse of statute of limitations	(7.3)	—	(10.4)
Settlements	(27.2)	(6.9)	(11.9)
Balance at end of year	$84.7	$54.3	$222.8

During 2012, we settled with the IRS appeals division Allied's 2004 - 2008 tax years. The resolution of these tax periods reduced our gross unrecognized tax benefits by $27.2 million. The majority of the 2012 increase for prior years' tax positions is attributable to the 2012 filings of amended state tax returns as a consequence of resolving Allied's legacy tax issues. As of December 31, 2012, $28.9 million of the $84.7 million of unrecognized tax benefits relates to tax positions taken by Allied prior to the 2008 acquisition.

During 2011, we settled with the IRS appeals division Allied’s 2000 – 2003 tax years. This included Allied’s 2002 partnership exchange issue (see - Exchange of Partnership Interests). The resolution of these tax periods reduced our gross unrecognized tax benefits by $166.2 million. We also resolved various state matters during 2011 that, in the aggregate, reduced our gross unrecognized tax benefits by $2.9 million.
During 2010, the IRS concluded its examination of our 2005 – 2007 tax years. The conclusion of this examination reduced our gross unrecognized tax benefits by $1.9 million. We also resolved various state matters during 2010 that, in the aggregate, reduced our gross unrecognized tax benefits by $10.0 million.
Included in the balance at December 31, 2012 and 2011 are $59.9 million and $42.9 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $1 million during 2012 and, in total as of December 31, 2012, have recognized a liability for penalties of $0.7 million and interest of $18.9 million.
During 2011, we accrued interest of $12.0 million and, in total as of December 31, 2011, had recognized a liability for penalties of $0.7 million and interest of $49.7 million. During 2010, we accrued interest of $19.2 million and, in total at December 31, 2010, had recognized a liability for penalties of $1.2 million and interest of $99.9 million.
The decrease in accrued interest during 2011 was due to the December 2011 settlement of uncertain tax positions related to Allied’s 2000 – 2003 tax periods. The decrease in accrued interest and penalties between 2010 and 2009 was driven mainly by the additional settlements discussed previously.
Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $10-$20 million. However, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.

We are under federal income tax audit for calendar years 2009 and 2010. At the exam level, we have concluded and resolved all issues related to our 2009 - 2010 tax years and, at December 31, 2012, were awaiting the results of a final review before the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Congressional Joint Committee on Taxation. In January 2013, we received notification that this review was completed. Consequently, we will reflect the final settlement of the 2009 - 2010 tax years in our 2013 tax provision.
We are also under state examination in various jurisdictions for various tax years, including Allied's open tax periods which we acquired as a result of the 2008 merger. These state audits are ongoing.
We believe the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Methane Gas
As part of its examination of Allied's 2004 - 2008 federal income tax returns, the IRS reviewed Allied's treatment of costs associated with its landfill operations. As a result of this review, the IRS had proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS' position was that the methane gas produced by a landfill was a joint product resulting from the operation of the landfill and, therefore, these costs should not be expensed until the methane gas was sold or otherwise disposed.
During 2012, we resolved all tax matters related to Allied's 2004 - 2008 tax years. The company's treatment of costs was sustained, and consequently, no adjustments were made to the consolidated financial statements.

11.	EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan) and in May 2007 our stockholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan (the Amended and Restated Plan) and in May 2011 our stockholders ratified the Amended and Restated Plan. We currently have 19.7 million shares of common stock reserved for future grants under our Amended and Restated Plan.
Options granted under the 1998 Plan, the 2007 Plan and the Amended and Restated Plan are non-qualified and are granted at a price equal to the fair market value of our common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a period of four years beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.
In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)). Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect that Republic Services, Inc. is the new sponsor of the Plan, that any references to shares of common stock is to shares of common stock of Republic Services, Inc., and to adjust outstanding awards and the number of shares available under the Plan to reflect the acquisition. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the acquisition. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied Waste Industries, Inc. and its subsidiaries who were not employed by Republic Services, Inc. prior to such date. At December 31, 2012, there were approximately 15.5 million shares of common stock reserved for future grants under the 2006 Plan.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options
We use a binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0% for each of the period presented) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2012, 2011 and 2010 were $4.77, $5.35 and $5.28 per option, respectively, which were calculated using the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	27.8%	27.3%	28.6%
Risk-free interest rate	0.8%	1.7%	2.4%
Dividend yield	3.2%	2.7%	2.9%
Expected life (in years)	4.5	4.4	4.3
Contractual life (in years)	7.0	7.0	7.0
The following table summarizes the stock option activity for the years ended December 31, 2010, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	15.1	$23.69
Granted	3.1	27.48
Exercised	(3.9)	21.73		$34.3
Forfeited or expired	(0.7)	27.38
Outstanding at December 31, 2010	13.6	24.97
Granted	3.0	29.83
Exercised	(1.7)	22.31		$14.4
Forfeited or expired	(0.6)	28.63
Outstanding at December 31, 2011	14.3	26.13
Granted	3.1	29.63
Exercised	(2.9)	29.32		$18.8
Forfeited or expired	(0.8)	28.80
Outstanding at December 31, 2012	13.7	$27.51	4.1	$29.5
Exercisable at December 31, 2012	7.6	$26.22	3.1	$25.6
During 2012, 2011 and 2010, compensation expense for stock options was $13.2 million, $13.1 million and $12.8 million, respectively.

As of December 31, 2012, total unrecognized compensation expense related to outstanding stock options was $9.1 million, which will be recognized over a weighted average period of 1.8 years. The total fair value of stock options that vested in 2012, 2011 and 2010 was $10.9 million, $8.7 million and $4.0 million, respectively.
We classified excess tax benefits of $1.9 million, $2.5 million and $3.5 million as cash flows from financing activities for 2012, 2011 and 2010, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the years ended December 31, 2010, 2011 and 2012:

	Number of Restricted Stock Units and Shares of Restricted Stock (In Thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unissued at December 31, 2009	653.2	$23.85
Granted	367.9	29.14
Vested and issued	(171.8)	22.63
Forfeited	—	—
Unissued at December 31, 2010	849.3	26.39
Granted	179.2	29.97
Vested and issued	(250.5)	26.61
Forfeited	(8.0)	24.97
Unissued at December 31, 2011	770.0	27.17
Granted	303.8	27.76
Vested and issued	(167.2)	26.35
Forfeited	(1.3)	29.79
Unissued at December 31, 2012	905.3	$27.51	0.5	$26.6
Vested and unissued at December 31, 2012	535.0	$26.72

During 2012, we awarded our non-employee directors 75,000 restricted stock units, which vested immediately. During 2012, we awarded 179,201 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 26,747 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends. Also, we granted 22,805 shares of restricted stock to an executive that vested upon his retirement in January 2013.

During 2011, our non-employee directors were awarded 82,500 restricted stock units under our Amended and Restated Plan, which vested immediately. During 2011, we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 20,039 restricted stock units were earned as dividend equivalents.

During 2010, we awarded 92,894 restricted stock units to our non-employee directors under our Amended and Restated Plan, of which 88,732 vested immediately. The remaining restricted stock units awarded during the year ended December 31, 2010 vest in three equal annual installments beginning on the anniversary date of the original grant. During 2010, we awarded 210,437 restricted stock units to executives and other officers that vest in four equal annual installments beginning on the anniversary date of the original grant.
The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During 2012, 2011 and 2010, compensation expense related to restricted stock units and restricted shares totaled $8.0 million, $7.5 million and $11.7 million, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan in 1993.
Prior to the conversion of the cash balance design, benefits payable as a single life annuity under the Plan were based on the participant’s highest five years of earnings out of the last ten years of service. Upon conversion to the cash balance plan, the existing accrued benefits were converted to a lump-sum value using the actuarial assumptions in effect at the time. Participants’ cash balance accounts are increased until retirement by certain benefit and interest credits under the terms of their bargaining agreements. Participants may elect early retirement with the attainment of age 55 and completion of ten years of credited service at reduced benefits. Participants with 35 years of service may retire at age 62 without any reduction in benefits.
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
Our pension contributions are made in accordance with funding standards established by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in either 2012 or 2011.
We must separately recognize the overfunded or underfunded status of our pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases, if any. The PBO is equal to the accumulated benefit obligation (ABO) as the present value of these liabilities is not affected by assumed future salary increases. We use a measurement date that coincides with our year end of December 31.
The following table presents the ABO and reconciliations of the changes in the PBO, the plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31, 2012 and 2011.

	Defined Benefit Pension Plan
	2012	2011
Accumulated Benefit Obligation	$301.4	$343.5
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$343.5	$371.6
Interest cost	13.1	17.0
Actuarial (gain) loss	(6.9)	30.2
Benefits paid	(48.3)	(75.3)
Projected benefit obligation at end of year	$301.4	$343.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$303.6	$363.9
Actual return on plan assets	43.0	18.0
Estimated expenses	(3.0)	(3.0)
Benefits paid	(48.3)	(75.3)
Fair value of plan assets at end of year	$295.3	$303.6
Unfunded status	$6.1	$39.9
Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$6.1	$39.9
Net amount recognized	$6.1	$39.9
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.70%	4.25%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 are as follows:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	2012	2011
Accumulated other comprehensive loss (income)
Net actuarial gain	$27.1	$1.7

The components of the net periodic benefit cost are summarized below:

	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$3.0	$3.0	$0.2
Interest cost	13.1	17.0	20.5
Expected return on plan assets	(18.9)	(23.5)	(23.6)
Recognized net actuarial gain	—	(0.5)	—
Amortization of prior service cost	0.1	0.1	—
Settlement income	(2.2)	(5.9)	—
Net periodic benefit cost	$(4.9)	$(9.8)	$(2.9)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.60%	5.25%	5.75%
Expected return on plan assets	6.50%	7.25%	7.25%
Rate of compensation increase	N/A	N/A	4.00%
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
The following table summarizes our target asset allocation for 2012 and actual asset allocation at December 31, 2012 and 2011 for our defined benefit pension plan:

	Target Asset Allocation	2012 Actual Asset Allocation	2011 Actual Asset Allocation
Debt securities	70%	70%	66%
Equity securities	30	30	33
Cash or cash equivalents	—	—	1
Total	100%	100%	100%

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2013, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 6.00%. While we believe we can achieve a long-term average return of 6.00%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that dampens fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.
The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2012 and 2011:

		Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market account	$8.5	$8.5	$—	$—
Common stock	14.4	14.4	—	—
Mutual funds and real estate investment trusts	184.1	140.6	43.5	—
Bonds	87.9	—	87.9	—
Limited partnerships	0.4	—	—	0.4
Total assets	$295.3	$163.5	$131.4	$0.4

		Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market account	$3.3	$3.3	$—	$—
Common stock	13.7	13.7	—	—
Mutual funds and real estate investment trusts	206.1	162.4	43.7	—
Bonds	80.1	—	80.1	—
Limited partnerships	0.4	—	—	0.4
Total assets	$303.6	$179.4	$123.8	$0.4
Estimated future benefit payments for the next ten years under the Plan are as follows:

2013	$24.7
2014	20.9
2015	19.9
2016	20.0
2017	20.6
2018 through 2022	99.5

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2012 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2012 and 2011 is for the plans’ year ended September 30 or December 31, 2011 and 2010, respectively. The status is based on information that Republic received from the plan and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates of the collective-bargaining agreements (CBA) to which the plans are subject. There have been no significant changes that affect the comparability of the 2012, 2011 and 2010 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration
Legal Plan Name	EIN	2011	2010	Implemented	2012	2011	2010	Imposed	of CBA
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical	Critical	Implemented	$3.5	$3.9	$4.1	No	1/31/12 - 8/31/13
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Endangered	Endangered	Implemented	6.3	3.4	3.2	No	9/30/13 - 1/31/14
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	26.7	31.6	32.6	No	12/31/09 - 6/30/17
Individually significant plans					36.5	38.9	39.9
All other plans	N/A	N/A	N/A	N/A	9.0	9.8	10.5	N/A
Total					$45.5	$48.7	$50.4

We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5 percent of the total contributions. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending September 31, 2012 or December 31, 2012.
Central States, Southeast and Southwest Areas Pension Fund
We have collective bargaining agreements (CBAs) with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). All of these CBAs were, are or will be under negotiation in 2012 and 2013. As part of our negotiations, we have proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities.
In 2012, we withdrew recognition of the Teamsters as the designated representative of our employees in our Danville, Illinois facility and employees in our Dayton, Ohio facility ratified a new CBA that includes a provision terminating our obligation to contribute to the Fund. Each of these actions constitutes a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability to the Fund associated with these two Withdrawal Events will be approximately

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$31 million, which was charged to earnings in 2012.
If we do have an additional Withdrawal Event or Events with respect to one or more of the remaining bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. However, we believe our additional liability upon a complete withdrawal from the Fund would be between $113 million and $146 million if it were to occur in 2013, based on current estimates. In the future, a loss may become probable, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.
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
Total expense recorded for matching 401(k) contributions in 2012, 2011 and 2010 was $28.7 million, $28.9 million and $32.8 million, respectively.
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $49.9 million and $34.5 million at December 31, 2012 and 2011, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $50.0 million and $31.4 million at December 31, 2012 and 2011, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase the Company’s common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2012, 2011 and 2010, issuances under this plan totaled 169,624 shares, 136,621 shares and 123,523 shares, respectively. At December 31, 2012, shares reserved for issuance to employees under this plan totaled 1.0 million and Republic held employee contributions of approximately $1.0 million for the purchase of common stock.

Incentive Compensation Plans

Our compensation program includes a management incentive plan, which uses certain performance metrics such as free cash flow, earnings per share and return on invested capital to measure performance. In addition, in connection with the Allied

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, our board of directors approved a synergy incentive plan that provides compensation that depends on our achieving targeted synergies of approximately $150 million by the end of 2010. Incentive awards are payable in cash. We paid $68.1 million during the first quarter of 2012 related to the synergy incentive plan.

12.	STOCKHOLDERS' EQUITY
We have had a share repurchase program since November 2010. From November 2010 to December 31, 2012, we used $825.6 million to repurchase 29.0 million shares at a weighted average cost per share of $28.49.
We initiated a quarterly cash dividend in July 2003. The dividend has been increased from time to time thereafter. In July 2012, the board of directors approved an increase in the quarterly dividend to $0.235 per share. Cash dividends declared were $332.5 million, $314.1 million and $298.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we recorded a quarterly dividend payable of $84.9 million to stockholders of record at the close of business on January 2, 2013.

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
Earnings per share for the years ended December 31, 2012, 2011 and 2010 are calculated as follows (in thousands, except per share amounts):

	2012	2011	2010
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$571,800	$589,200	$506,500
Weighted average common shares outstanding	366,883	375,961	382,985
Basic earnings per share	$1.56	$1.57	$1.32
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$571,800	$589,200	$506,500

Weighted average common shares outstanding	366,883	375,961	382,985
Effect of dilutive securities:
Options to purchase common stock	1,008	1,495	1,895
Unvested restricted stock awards	129	149	231
Weighted average common and common equivalent shares outstanding	368,020	377,605	385,111
Diluted earnings per share	$1.55	$1.56	$1.32
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	7,876	4,546	2,825
14. SEGMENT REPORTING
Our operations are managed through three regions: East, Central, and West. These three regions and corporate entities are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated financial statements for all periods presented reflect the impact of the realignment of our operating structure in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer station, recycling and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the years ended December 31, 2012, 2011 and 2010 is shown in the following table:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2012:
East	$2,838.7	$(392.9)	$2,445.8	$244.6	$474.6	$223.2	$4,916.6
Central	2,969.3	(544.5)	2,424.8	285.0	474.5	296.8	5,668.4
West	3,819.8	(661.8)	3,158.0	332.7	685.9	357.4	8,226.1
Corporate entities	103.7	(14.0)	89.7	64.6	(314.4)	26.1	805.8
Total	$9,731.5	$(1,613.2)	$8,118.3	$926.9	$1,320.6	$903.5	$19,616.9
2011:
East	$2,930.8	$(405.1)	$2,525.7	$246.5	$550.7	$242.7	$4,930.9
Central	2,951.4	(521.1)	2,430.3	277.1	529.3	322.2	5,629.8
West	3,762.7	(623.6)	3,139.1	335.8	735.9	369.7	8,137.3
Corporate entities	114.0	(16.2)	97.8	62.2	(263.2)	1.9	853.5
Total	$9,758.9	$(1,566.0)	$8,192.9	$921.6	$1,552.7	$936.5	$19,551.5
2010:
East	$2,932.0	$(397.0)	$2,535.0	$236.4	$594.4	$200.1	$4,949.3
Central	2,881.3	(522.3)	2,359.0	279.5	547.3	284.7	5,488.2
West	3,757.0	(642.7)	3,114.3	332.9	745.8	314.0	8,105.8
Corporate entities	115.7	(17.4)	98.3	65.4	(348.4)	(4.1)	918.6
Total	$9,686.0	$(1,579.4)	$8,106.6	$914.2	$1,539.1	$794.7	$19,461.9
Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.
The following items are included in the above segment information:

•
East Region. For 2011, operating income includes gain on disposition of business of $17.3 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.7 million. In 2011, we recorded asset impairments of $12.3 million primarily related to certain long-lived assets that were held for sale.

•
Corporate Entities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills, and other typical administrative functions. The operating loss for the year ended December 31, 2012 was unfavorably impacted by remediation adjustments of $74.1 million recorded in connection with environmental conditions at a closed disposal facility in Missouri and adjustments to landfill amortization expense totaling $13.3 million for asset retirement obligations at other closed landfills. During 2012, we recorded a charge to earnings of $35.8 million primarily related to our partial withdrawal from Central States Pension Fund. In October 2012, we restructured our field and corporate operations, and we incurred $11.1 million of restructuring charges.

For 2010, operating income includes $33.3 million of incremental costs to achieve our synergy plan and $11.4 million of restructuring and integration charges related to our acquisition of Allied and an impairment charge of $14.4 million related to certain long-lived assets that were held and used for 2010.
The following table shows our total reported revenue by line of business for the respective years ended December 31. Intercompany revenue has been eliminated.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012		2011		2010
Collection:
Residential	$2,155.7	26.6%	$2,135.7	26.1%	$2,173.9	26.8%
Commercial	2,523.2	31.1	2,487.5	30.4	2,486.8	30.7
Industrial	1,544.2	19.0	1,515.4	18.5	1,482.9	18.3
Other	33.4	0.4	32.9	0.4	29.6	0.4
Total collection	6,256.5	77.1	6,171.5	75.4	6,173.2	76.2
Transfer	964.5		994.2		1,030.3
Less: Intercompany	(575.3)		(572.8)		(587.9)
Transfer, net	389.2	4.8	421.4	5.1	442.4	5.4
Landfill	1,863.3		1,867.6		1,865.8
Less: Intercompany	(862.5)		(846.9)		(861.7)
Landfill, net	1,000.8	12.3	1,020.7	12.5	1,004.1	12.4
Sale of recyclable materials	349.0	4.3	438.6	5.4	337.9	4.2
Other non-core	122.8	1.5	140.7	1.6	149.0	1.8
Other	471.8	5.8	579.3	7.0	486.9	6.0
Total revenue	$8,118.3	100.0%	$8,192.9	100.0%	$8,106.6	100.0%
Other revenue consists primarily of sales of recyclable materials and revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.

15.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following fuel hedges were outstanding as of December 31, 2012 and 2011:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inception Date	Commencement Date	Termination Date	Notional Amount (in Gallons per Month)	Contract Price per Gallon
November 5, 2007	January 5, 2009	December 30, 2013	60,000	$3.28
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.72
March 17, 2008	January 5, 2009	December 31, 2012	50,000	3.74
July 10, 2009	January 1, 2012	December 31, 2012	100,000	3.20
August 8, 2011	July 1, 2012	December 31, 2012	500,000	3.84
August 8, 2011	July 2, 2012	December 31, 2012	500,000	3.84
August 8, 2011	January 1, 2013	December 31, 2013	500,000	3.83
August 8, 2011	January 1, 2014	December 31, 2014	500,000	3.82
August 8, 2011	January 7, 2013	December 30, 2013	500,000	3.82
August 9, 2011	July 1, 2012	December 31, 2012	250,000	3.80
August 9, 2011	January 1, 2013	December 31, 2013	250,000	3.83
August 9, 2011	January 1, 2014	December 31, 2014	250,000	3.82
August 9, 2011	January 6, 2014	December 29, 2014	500,000	3.83
September 30, 2011	January 6, 2014	December 29, 2014	250,000	3.69
September 30, 2011	January 7, 2013	December 30, 2013	250,000	3.70
October 3, 2011	January 5, 2015	December 28, 2015	250,000	3.68
November 2, 2012	January 1, 2013	December 31, 2013	250,000	3.83
November 2, 2012	January 1, 2014	December 31, 2014	250,000	3.78
November 2, 2012	January 1, 2015	December 31, 2015	250,000	3.73
November 2, 2012	January 1, 2016	December 31, 2016	250,000	3.70
December 7, 2012	July 1, 2013	December 31, 2013	250,000	3.83
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
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at December 31, 2012 and 2011 were current assets of $3.1 million and 1.6 million, respectively, and current liabilities of $0.4 million and $4.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.

The following table summarizes the impact of our fuel hedges on our results of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Statement of Income Classification	Amount of Realized Gain or (Loss)
	2012	2011	2010		2012	2011	2010
Fuel hedges	$3.4	$(1.7)	$0.8	Cost of operations	$2.8	$0.9	$(2.0)
The effective portions of the changes in fair values as of December 31, 2012 and 2011, net of tax, of $1.6 million and $1.8 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no outstanding commodity swaps at December 31, 2012. The following table summarizes our outstanding commodity swaps as of December 31, 2011:

Inception Date	Commencement Date	Termination Date	Transaction Hedged	Notional Amount (in Short Tons per Month)	Contract Price Per Short Ton
January 27, 2010	February 1, 2010	January 31, 2012	OCC	1,000	$90.00
October 11, 2010	January 1, 2011	December 31, 2012	OCC	1,500	115.00

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
The following costless collar hedges were outstanding as of December 31, 2012 and 2011:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The aggregated fair values of the outstanding recycling commodity hedges at December 31, 2012 and 2011 were current assets of $1.0 million and $1.4 million, respectively, and current liabilities of $1.2 million and $0.7 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.

The following table summarizes the impact of our recycling commodity hedges on our results of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010:

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Statement of Income Classification	Amount of Realized Gain or (Loss)
	2012	2011	2010		2012	2011	2010
Recycling commodity hedges	$(0.6)	$3.0	$(3.2)	Revenue	$3.3	$(7.8)	$(3.2)
The effective portions of the changes in fair values of our recycling commodity hedges as of December 31, 2012 and 2011, net of tax, of $0.1 million and $0.4 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income.
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
As of December 31, 2012 and 2011, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.8	$62.8	$—	$—
Bonds	40.1	—	40.1	—
Fuel hedges - other current assets	3.1	—	3.1	—
Commodity hedges - other accrued assets	1.0	—	1.0	—
Total assets	$107.0	$62.8	$44.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.4	$—	$0.4	$—
Commodity hedges - other accrued liabilities	1.2	—	1.2	—
Total liabilities	$1.6	$—	$1.6	$—

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$100.8	$100.8	$—	$—
Bonds	34.6	—	34.6	—
Fuel hedges - other current assets	1.6	—	1.6	—
Commodity hedges - other accrued assets	1.4	—	1.4	—
Total assets	$138.4	$100.8	$37.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$4.7	$—	$4.7	$—
Commodity hedges - other accrued liabilities	0.7	—	0.7	—
Total liabilities	$5.4	$—	$5.4	$—

16.	COMMITMENTS AND CONTINGENCIES
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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities; (2) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs; and (3) tax-related matters, which are discussed in Note 10, Income Taxes.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $66 million relating to our outstanding legal proceedings as of December 31, 2012, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $79 million higher than the amount recorded as of December 31, 2012.
Countywide Matters
As is discussed in Note 8, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for Countywide recorded as of December 31, 2012 is $52.4 million, of which $4.4 million is expected to be paid during 2013. We believe the reasonably possible range of loss for remediation costs is $50 million to $71 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic-Ohio, Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Republic-Ohio has owned and operated the landfill since February 1, 1999. Plaintiffs allege that due to the acceptance of a specific waste stream and operational issues and conditions, the landfill has generated odors and other unsafe

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court has consolidated the two actions. We have assumed both the defense and the liability of WMI and WMO in the consolidated action. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) costs for medical screening and monitoring of each plaintiff; (4) interest on the damages according to law; (5) costs and disbursements of the lawsuit; (6) reasonable fees for attorneys and expert witnesses; and (7) any further relief the court deems just, proper and equitable. Plaintiffs filed an amended consolidated complaint on September 9, 2010, which no longer asserts a claim for medical monitoring. Plaintiffs also have abandoned any claims for adverse health effects. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Discovery is ongoing. In February 2011, the court granted our motion to dismiss plaintiffs' qualified statutory nuisance claims. Republic, WMI and WMO have been dismissed from the litigation. A trial for 10 of the plaintiffs has been scheduled for March 2013.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the Court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued or will accrue at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. Plaintiff filed a motion for reconsideration/clarification, which the Ohio Supreme Court denied. Plaintiff then filed a motion for additional briefing before the Court of Appeals. The Court of Appeals denied the request and remanded the case to the Cuyahoga County Common Pleas Court for application of Havel.
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
As is discussed in Note 8, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of December 31, 2012 is $83.4 million, of which $7.5 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 2,950 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 20 years. Rent expense during the years ended December 31, 2012, 2011 and 2010 was $46.0 million, $49.9 million and $51.6 million, respectively.
Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year at December 31, 2012 are as follows:

2013	$26.1
2014	20.8
2015	17.4
2016	15.5
2017	14.8
Thereafter	81.2
$175.8

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
Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements at December 31, 2012 are as follows:

2013	$182.6
2014	101.1
2015	47.2
2016	30.3
2017	28.9
Thereafter	230.9
$621.0
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances at December 31:

	2012	2011
Letters of credit	$972.0	$987.8
Surety bonds	2,741.5	2,728.2
The letters of credit use $909.4 million and $950.2 million as of December 31, 2012 and 2011, respectively, of availability under our Credit Facilities. Surety bonds expire on various dates through 2026.
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

	2012	2011
Financing proceeds	$24.7	$22.5
Capping, closure and post-closure obligations	54.8	54.9
Self-insurance	81.3	75.2
Other	3.4	37.0
Total restricted cash and marketable securities	$164.2	$189.6
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of the investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,152.1 million was outstanding as of December 31, 2012. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $23.4 million and $45.0 million as of December 31, 2012 and 2011.
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
17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Revenue	$1,982.4	$2,060.6	$2,046.9	$2,028.3
Operating income	326.9	387.0	317.9	288.8
Net income	142.8	149.5	152.8	127.0
Net income attributable to Republic Services, Inc.	142.9	149.2	152.7	127.0
Diluted earnings per common share	0.38	0.40	0.42	0.35
2011:
Revenue	$1,964.9	$2,086.6	$2,116.2	$2,025.2
Operating income	376.2	401.2	408.5	366.7
Net income	158.1	46.2	193.6	191.0
Net income attributable to Republic Services, Inc.	158.2	46.5	193.5	191.0
Diluted earnings per common share	0.41	0.12	0.52	0.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on the specified criteria.
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
Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and

Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2012 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercised Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	13.7	$27.51	36.3
Equity compensation plans not approved by security holders	—	—	—
Total	13.7	$27.51	36.3
 ____________

(a)
Includes our Amended and Restated 1998 Stock Incentive Plan, 2006 Incentive Stock Plan and Amended and Restated 2007 Stock Incentive Plan (the Plans). Also includes our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 13,536,913 stock options, 905,279 shares of restricted stock and shares underlying restricted stock units, and 37,186 shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock and restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 35,289,179 shares under our Plans and 1,011,431 shares under our ESPP.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
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

Exhibit Number	Description
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

4.2
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

Exhibit Number	Description
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

10.5+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.6+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.7+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.8+
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

10.10+
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

10.12+
Form of Non-NEO Stock Option Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.13+
Form of NEO Stock Option Agreement under the Republic Services, Inc. 2007 Amended and Restated Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14+
Form of Non-NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15+
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

Exhibit Number	Description
10.17+
Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.18+
Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.19+
Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the Commission on October 27, 2010).

10.20+
Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.21+	Republic Services, Inc. Executive Incentive Plan, effective May 14, 2009 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 3, 2009).
10.22+
Amended and Restated Employment Agreement, dated as of February 21, 2007, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.23+
Amended and Restated Employment Agreement, effective May 14, 2009, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.24+
Executive Employment Agreement, dated as of March 2, 2007, by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.25+
First Amendment, dated as of December 31, 2008, to Executive Employment Agreement dated as of March 2, 2007 by and between Donald W. Slager and Allied Waste Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.26+
Employment Agreement, dated January 31, 2009, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 5, 2009).

10.27+
Amended and Restated Employment Agreement, dated June 25, 2010, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 28, 2010).

10.28+
Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc. (now superseded) (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.29+
Memorandum dated February 9, 2010, terminating Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc.( incorporated by reference to Exhibit 10.2 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.30+
Offer Letter dated August 17, 2009 to Michael Rissman from Republic Services, Inc. regarding general counsel position (incorporated by reference to Exhibit 10.3 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.31+
Non-Solicitation, Confidentiality and Arbitration Agreement, dated February 9, 2010, between Michael Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.32+
Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).

10.33+
First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.34+
Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35+
Third Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.6 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit Number	Description
10.36+
Fourth Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.37+
Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, effective February 5, 2004 (incorporated by reference to Exhibit 10.8 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.38+
First Amendment to the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan, as amended and restated effective February 5, 2004 (incorporated by reference to Exhibit 10.03 of Allied’s Current Report on Form 8-K dated December 10, 2004).

10.39+
Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated December 10, 2004).

10.40+
Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).

10.41+
Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.42+
Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.43+
First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).

10.44+
Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.45+
Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.46+
Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.47+
Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.48+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.49+
First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.50+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.51+
First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.52+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.53+
Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Description
10.54+
Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.55+
Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.56+	Republic Services, Inc. Executive Separation Policy (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.57+
Standstill Agreement, dated November 3, 2010, by and among Republic Services, Inc., Cascade Investment, L.L.C., and the Bill & Melinda Gates Foundation Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2010).

10.58+
Offer Letter, dated August 2, 2012, by and between Robert Boucher and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 20, 2012).

10.59+
Offer Letter, dated December 12, 2012, by and between Glenn A. Culpepper and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 18, 2012).

10.60* +	Retirement Agreement, dated June 22, 2012, by and between Tod C. Holmes and Republic Services, Inc.
10.61* +	Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 15, 2013	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013
Donald W. Slager

/s/ GLENN A. CULPEPPER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013
Glenn A. Culpepper

/s/ CHARLES F. SERIANNI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013
Charles F. Serianni

/s/ JAMES W. CROWNOVER	Chairman of the Board of Directors	February 15, 2013
James W. Crownover

/s/ WILLIAM J. FLYNN	Director	February 15, 2013
William J. Flynn

/s/ MICHAEL LARSON	Director	February 15, 2013
Michael Larson

/s/ NOLAN LEHMANN	Director	February 15, 2013
Nolan Lehmann

/s/ W. LEE NUTTER	Director	February 15, 2013
W. Lee Nutter

/s/ RAMON A. RODRIGUEZ	Director	February 15, 2013
Ramon A. Rodriguez

/s/ ALLAN C. SORENSEN	Director	February 15, 2013
Allan C. Sorensen

/s/ JOHN M. TRANI	Director	February 15, 2013
John M. Trani

/s/ MICHAEL W. WICKHAM	Director	February 15, 2013
Michael W. Wickham