Form 10-Q
period 2013-03-31
REPUBLIC SERVICES, INC.
filed 2013-04-26
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On April 18, 2013, the registrant had outstanding 361,909,006 shares of Common Stock, par value $.01 per share (excluding treasury shares of 46,503,465).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130.1	$67.6
Accounts receivable, less allowance for doubtful accounts of $42.8 and $45.3, respectively	821.9	836.6
Prepaid expenses and other current assets	153.1	209.3
Deferred tax assets	118.2	117.8
Total current assets	1,223.3	1,231.3
Restricted cash and marketable securities	164.3	164.2
Property and equipment, net	6,946.8	6,910.3
Goodwill	10,696.9	10,690.0
Other intangible assets, net	343.1	358.7
Other assets	264.7	262.4
Total assets	$19,639.1	$19,616.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464.3	$474.5
Notes payable and current maturities of long-term debt	25.1	19.4
Deferred revenue	314.1	313.2
Accrued landfill and environmental costs, current portion	189.4	195.5
Accrued interest	70.3	68.8
Other accrued liabilities	612.1	623.6
Total current liabilities	1,675.3	1,695.0
Long-term debt, net of current maturities	7,007.8	7,051.1
Accrued landfill and environmental costs, net of current portion	1,421.3	1,420.6
Deferred income taxes and other long-term tax liabilities	1,208.5	1,232.7
Self-insurance reserves, net of current portion	298.3	290.9
Other long-term liabilities	293.5	220.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 407.7 and 405.2 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,654.0	6,588.9
Retained earnings	2,442.1	2,403.2
Treasury stock, at cost (46.3 and 44.1 shares, respectively)	(1,363.8)	(1,287.1)
Accumulated other comprehensive loss, net of tax	(4.7)	(5.8)
Total Republic Services, Inc. stockholders’ equity	7,731.7	7,703.3
Noncontrolling interests	2.7	2.4
Total stockholders’ equity	7,734.4	7,705.7
Total liabilities and stockholders’ equity	$19,639.1	$19,616.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,998.6	$1,982.4
Expenses:
Cost of operations	1,223.1	1,203.2
Depreciation, amortization and depletion	209.6	213.7
Accretion	19.2	19.7
Selling, general and administrative	206.5	222.4
Negotiation and withdrawal costs - Central States Pension Fund	62.2	0.1
Gain on disposition of assets and impairments, net	(1.1)	(3.6)
Restructuring charges	4.9	—
Operating income	274.2	326.9
Interest expense	(89.6)	(104.3)
Loss on extinguishment of debt	(1.8)	—
Interest income	0.3	0.3
Other income, net	0.2	0.2
Income before income taxes	183.3	223.1
Provision for income taxes	58.4	80.3
Net income	124.9	142.8
Net (income) loss attributable to noncontrolling interests	(0.3)	0.1
Net income attributable to Republic Services, Inc.	$124.6	$142.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.34	$0.39
Weighted average common shares outstanding	362.7	371.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.34	$0.38
Weighted average common and common equivalent shares outstanding	364.1	372.5
Cash dividends declared per common share	$0.235	$0.220

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$124.9	$142.8
Other comprehensive income, net of tax
Hedging activity:
Settlements	0.9	0.3
Realized gains reclassified into earnings	(0.5)	—
Unrealized gains	0.7	7.4
Pension activity:
Change in funded status of pension plan obligations	—	(3.5)
Other comprehensive income, net of tax	1.1	4.2
Comprehensive income	126.0	147.0
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	0.1
Comprehensive income attributable to Republic Services, Inc.	$125.7	$147.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive (Loss) Income,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2012	405.2	$4.1	$6,588.9	$2,403.2	(44.1)	$(1,287.1)	$(5.8)	$2.4
Net income	—	—	—	124.6	—	—	—	0.3
Other comprehensive income	—	—	—	—	—	—	1.1	—
Cash dividends declared	—	—	—	(84.9)	—	—	—	—
Issuances of common stock	2.5	—	60.3	—	—	—	—	—
Stock-based compensation	—	—	4.8	(0.8)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(2.2)	(76.7)	—	—
Balance as of March 31, 2013	407.7	$4.1	$6,654.0	$2,442.1	(46.3)	$(1,363.8)	$(4.7)	$2.7

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities:
Net income	$124.9	$142.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	228.8	233.4
Non-cash interest expense	11.8	17.2
Restructuring related charges	4.9	—
Stock-based compensation	7.7	8.0
Deferred tax (benefit) provision	(17.6)	2.9
Provision for doubtful accounts, net of adjustments	2.9	7.2
Loss on extinguishment of debt	1.8	—
Gain on disposition of assets, net and asset impairments	(3.1)	(7.8)
Withdrawal liability - Central States Pension Fund	57.9	—
Environmental adjustments	5.8	(8.5)
Excess income tax benefit from stock option exercises and other non-cash items	(0.1)	(0.3)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	18.8	10.5
Prepaid expenses and other assets	(4.3)	(11.5)
Accounts payable	(11.9)	(44.1)
Restructuring and synergy related expenditures	(7.2)	(68.1)
Capping, closure and post-closure expenditures	(26.7)	(11.8)
Remediation expenditures	(18.9)	(13.6)
Other liabilities	44.3	77.9
Cash provided by operating activities	419.8	334.2
Cash used in investing activities:
Purchases of property and equipment	(214.8)	(274.2)
Proceeds from sales of property and equipment	3.2	4.8
Cash used in business acquisitions and development projects, net of cash acquired	(10.2)	(19.7)
Cash proceeds from divestitures, net of cash divested	1.0	9.5
Change in restricted cash and marketable securities	(0.1)	37.4
Other	(0.8)	(0.1)
Cash used in investing activities	(221.7)	(242.3)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	702.9	564.3
Payments of notes payable and long-term debt	(745.5)	(586.7)
Fees paid to issue tax-exempt financings	(1.2)	—
Issuances of common stock	59.9	27.0
Excess income tax benefit from stock option exercises	0.4	1.1
Purchases of common stock for treasury	(67.2)	(9.0)
Cash dividends paid	(84.9)	(81.4)
Cash used in financing activities	(135.6)	(84.7)
Increase in cash and cash equivalents	62.5	7.2
Cash and cash equivalents at beginning of period	67.6	66.3
Cash and cash equivalents at end of period	$130.1	$73.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its subsidiaries (referred to collectively as Republic, we, us, our, or the company) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions — East, Central, and West, which we have identified as our reportable segments.
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in the tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, employee benefit plans, deferred taxes and uncertain tax positions; our self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications. This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the gains and losses on cash flow hedges and defined benefit pension adjustments. These items are required for both interim and annual reporting for public companies and became effective for Republic beginning with the first quarter 2013 Form 10-Q filing.

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES

Acquisitions

We acquired various solid waste businesses during the three months ended March 31, 2013 and 2012. The purchase price paid for these acquisitions during those periods and the preliminary allocation of the purchase price as of March 31 follow:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2013	2012
Purchase price:
Cash used in acquisitions, net of cash acquired	$10.2	$19.7
Holdbacks	1.0	—
Total	11.2	19.7
Allocated as follows:
Working capital	0.2	(0.9)
Property and equipment	2.4	4.4
Other liabilities, net	(0.4)	—
Value of assets acquired and liabilities assumed	2.2	3.5
Excess purchase price to be allocated	$9.0	$16.2
Excess purchase price allocated as follows:
Other intangible assets	$1.0	$5.8
Goodwill	8.0	10.4
Total allocated	$9.0	$16.2

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and collectively, was not material.

Restructuring Charges

During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three months ended March 31, 2013, we incurred $4.9 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms. During the three months ended March 31, 2013, we paid $7.2 million related to these restructuring charges. As of March 31, 2013, $6.7 million remains accrued for severance and other employee termination benefits and lease exit costs. We expect to incur approximately $10 million of additional expense during the remainder of 2013 to complete such activities. Substantially all of these charges were or will be recorded in our corporate segment, and we expect the charges will be paid primarily during 2013.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance at December 31, 2012	Acquisitions	Adjustments to Acquisitions	Balance at March 31, 2013
East	$3,014.9	$0.1	$(0.2)	$3,014.8
Central	3,242.7	4.2	(0.5)	3,246.4
West	4,432.4	3.7	(0.4)	4,435.7
Total	$10,690.0	$8.0	$(1.1)	$10,696.9

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances by intangible asset type follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at March 31, 2013
	Balance at December 31, 2012	Acquisitions	Balance at March 31, 2013	Balance at December 31, 2012	Additions Charged to Expense	Balance at March 31, 2013
Customer relationships, franchise and other municipal agreements	$579.0	$0.5	$579.5	$(252.4)	$(14.2)	$(266.6)	$312.9
Trade names	30.0	—	30.0	(24.5)	(1.5)	(26.0)	4.0
Non-compete agreements	20.4	0.5	20.9	(12.0)	(0.7)	(12.7)	8.2
Other intangible assets	63.5	—	63.5	(45.3)	(0.2)	(45.5)	18.0
Total	$692.9	$1.0	$693.9	$(334.2)	$(16.6)	$(350.8)	$343.1

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012 follows:

	2013	2012
Inventories	$35.1	$34.5
Prepaid expenses	58.0	54.4
Other non-trade receivables	33.8	39.6
Income tax receivable	18.6	69.0
Commodity and fuel hedge asset	5.4	4.1
Other current assets	2.2	7.7
Total	$153.1	$209.3

Other Assets
A summary of other assets as of March 31, 2013 and December 31, 2012 follows:

	2013	2012
Deferred financing costs	$56.5	$58.8
Deferred compensation plan	57.4	49.9
Notes and other receivables	18.3	17.9
Reinsurance receivable	50.4	59.7
Other	82.1	76.1
Total	$264.7	$262.4

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2013 and December 31, 2012 follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2013	2012
Accrued payroll and benefits	$122.0	$157.1
Accrued fees and taxes	111.2	124.2
Self-insurance reserves, current portion	134.1	135.5
Accrued dividends	84.9	84.9
Current tax liabilities	42.2	2.1
Accrued professional fees and legal settlement reserves	24.8	34.6
Restructuring liabilities	6.7	9.0
Other	86.2	76.2
Total	$612.1	$623.6

Other accrued liabilities include the fair value of fuel and commodity hedges of $1.8 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2013 and December 31, 2012 follows:

	2013	2012
Deferred compensation liability	$57.2	$50.0
Pension and other post-retirement liabilities	12.0	12.7
Legal settlement reserves	41.4	36.4
Ceded insurance reserves	50.4	59.7
Withdrawal liability - Central States Pension Fund	88.6	30.7
Other	43.9	31.4
Total	$293.5	$220.9

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
Our liabilities for unpaid and incurred but not reported claims at March 31, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $432.4 million and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2013, we owned or operated 191 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we have post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of March 31, 2013 and December 31, 2012 follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2013	2012
Final capping, closure and post-closure liabilities	$1,053.4	$1,052.4
Remediation	557.3	563.7
Total accrued landfill and environmental costs	1,610.7	1,616.1
Less: Current portion	(189.4)	(195.5)
Long-term portion	$1,421.3	$1,420.6

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the three months ended March 31:

	2013	2012
Asset retirement obligation liabilities, beginning of year	$1,052.4	$1,037.0
Non-cash additions	8.1	8.2
Acquisitions/divestitures and other adjustments	—	(2.5)
Asset retirement obligation adjustments	0.4	4.6
Payments	(26.7)	(11.8)
Accretion expense	19.2	19.7
Asset retirement obligation liabilities, end of period	1,053.4	1,055.2
Less: Current portion	(107.7)	(89.0)
Long-term portion	$945.7	$966.2

Annually, in the fourth quarter, we review, and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $54.9 million and $54.8 million as of March 31, 2013 and December 31, 2012, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Landfill Operating Expenses
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as cost of operations in the periods in which they are incurred.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at March 31, 2013 would be approximately $374 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2013	2012
Remediation liabilities, beginning of year	$563.7	$543.7
Remediation adjustments	5.8	(8.5)
Payments	(18.9)	(13.6)
Accretion expense (non-cash interest expense)	6.7	8.4
Remediation liabilities, end of period	557.3	530.0
Less: Current portion	(81.7)	(93.6)
Long-term portion	$475.6	$436.4

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During 2012, we encountered environmental issues at our closed Bridgeton Landfill in Missouri, and recorded a charge of $74.1 million to manage the remediation area and monitor the site.  As of March 31, 2012, the remediation liability for this site is $59.0 million.  We believe the remaining reasonably possible range of loss for remediation costs is $45 million to $235 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of March 31, 2013 is $51.7 million, of which $4.5 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $49 million to $70 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of March 31, 2013 is $83.7 million, of which $8.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $53 million to $154 million.

7. DEBT
Our notes payable, capital leases and long-term debt as of March 31, 2013 and December 31, 2012 are listed in the following table in millions, and are presented net of unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		March 31, 2013			December 31, 2012
Maturity	Interest Rate	Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	$—	$—	$—	$13.9	$—	$13.9
April 2016	Variable	—	—	—	25.0	—	25.0
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.3)	646.7	650.0	(3.4)	646.6
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.2)	847.8	850.0	(2.2)	847.8
May 2023	4.750	550.0	(1.3)	548.7	550.0	(1.3)	548.7
March 2035	6.086	275.7	(24.8)	250.9	275.7	(24.9)	250.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.8)	33.5	35.3	(1.9)	33.4
September 2035	7.400	165.3	(41.4)	123.9	165.2	(41.4)	123.8
Tax-exempt:
2013 - 2035	0.160 - 5.625	1,096.7	(0.3)	1,096.4	1,097.9	(0.4)	1,097.5
Other:
2013 - 2046	5.000 - 11.900	89.1	—	89.1	87.2	—	87.2
Total Debt		$7,112.1	$(79.2)	7,032.9	$7,150.2	$(79.7)	7,070.5
Less: Current portion				(25.1)			(19.4)
Long-term portion				$7,007.8			$7,051.1

Loss on Extinguishment of Debt

During the three months ended March 31, 2013, we refinanced certain of our tax-exempt financings that resulted in a $1.8 million non-cash write-off of deferred issuance costs.

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) with respect to the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.

Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of March 31, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $730.6 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,519.4 million and $1,315.6 million of availability under our Credit Facilities at March 31, 2013 and December 31, 2012, respectively.

In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2013, we had no borrowings under our Uncommitted Credit Facility.
Tax-Exempt Financings
As of March 31, 2013, approximately 85% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $88.9 million and $87.0 million as of March 31, 2013 and December 31, 2012, respectively, with maturities ranging from 2013 to 2046.
Fair Value of Debt
The fair value of our fixed rate senior notes was $6.8 billion and $6.9 billion at March 31, 2013 and December 31, 2012, respectively. The carrying value of our fixed rate senior notes was $5.8 billion and $5.8 billion at March 31, 2013 and December 31, 2012, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2), is determined as of the balance sheet date and is subject to change.
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
Interest Rate Swap and Lock Agreements

From time to time, we enter into treasury and interest rate locks to manage exposure to fluctuations in interest rates in anticipation of future debt issuances. These transactions are accounted for as cash flow hedges. As of March 31, 2013 and 2012, no interest rate lock cash flow hedges were outstanding.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2013 and December 31, 2012, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $24.2 million and $24.6 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.5 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended March 31, 2013 and 2012 was $0.6 million and $0.5 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2013 and 2012 was 31.9% and 36.0%, respectively. The effective tax rate for the three months ended March 31, 2013 was favorably affected by the resolution of our 2009-2010 tax years with the IRS appeals division and subsequent review by the Congressional Joint Committee on Taxation. The effective tax rate for the three months ended March 31, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements and adjustments resulting from filing amended state returns related to the December 2011 settlement of Allied's 2000-2003 tax years.
We record interim income tax expense based upon our anticipated full year effective income tax rate.
Cash paid for income taxes was a net refund of $14.0 million and $43.8 million for the three months ended March 31, 2013 and 2012, respectively. The net refund for the three months ended March 31, 2013 was driven primarily by the resolution of our 2009-2010 tax years. The net refund for the three months ended March 31, 2012 was due to a quick federal refund received related to a law change for bonus tax depreciation.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2013, we have accrued a liability for penalties of $0.6 million and a liability for interest (including interest on penalties) of $13.6 million related to our uncertain tax positions.
We believe that our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits that we expect to settle in the next twelve months are in the range of zero to $10 million.
We have deferred tax assets related to state net operating loss carryforwards for which we provide valuation allowances, as needed, due to uncertainty surrounding the future utilization of these carryforwards. When determining the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. In the period management determines it is more likely than not our state net operating loss carryforwards will or will not be recognized, we adjust the valuation allowance as necessary.

During the three months ended March 31, 2013, we have not changed our judgment regarding the future realizability of state net operating losses on which we provide a valuation allowance; however, we continue to monitor all positive and negative evidence and this may lead the company to change its judgment in a subsequent period.

9. STOCK-BASED COMPENSATION
Available Shares
In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan. The plan was ratified by our stockholders in May 2011. We currently have 16.6 million shares of common stock reserved for future grants under the plan.
Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2013:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	13.7	$27.51
Granted	2.9	31.12
Exercised	(2.5)	25.82		$14.0
Forfeited or expired	(0.2)	28.93
Outstanding at March 31, 2013	13.9	$28.53	4.7	$62.2
Exercisable at March 31, 2013	7.2	$27.03	3.5	$42.8

During the three months ended March 31, 2013 and 2012, compensation expense for stock options was $4.6 million and $4.6 million, respectively.
As of March 31, 2013, total unrecognized compensation expense related to outstanding stock options was $18.8 million, which will be recognized over a weighted average period of 2.1 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the three months ended March 31, 2013:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Other stock awards at December 31, 2012	905.3	$27.51
Granted	312.7	30.33
Vested and issued	(59.7)	27.14
Forfeited	—	—
Other stock awards at March 31, 2013	1,158.3	$28.30	0.8	$38.2
Vested and unissued at March 31, 2013	741.1	$21.81

During the three months ended March 31, 2013, we awarded our non-employee directors 67,500 restricted stock units, which vested immediately. During the three months ended March 31, 2013, we awarded 237,721 restricted stock units to executives. In addition, 7,475 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the three months ended March 31, 2013 and 2012, compensation expense related to restricted stock units and restricted stock totaled $3.1 million and $3.4 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We have had a share repurchase program since November 2010. From November 2010 to March 31, 2013, we repurchased 31.1 million shares of our stock for $892.5 million at a weighted average cost per share of $28.69. During the three months ended March 31, 2013, we repurchased 2.1 million shares of our stock for $67.0 million at a weighted average cost per share of $31.40. As of March 31, 2013, 0.3 million repurchased shares were pending settlement and $9.5 million was unpaid and included within other accrued liabilities.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In February 2013, the board of directors approved the quarterly dividend of $0.235 per share. Cash dividends declared were $84.9 million and $81.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we recorded a quarterly dividend payable of $84.9 million to stockholders of record as of April 1, 2013.
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
Earnings per share for the three months ended March 31, 2013 and 2012 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$124,600	$142,900
Weighted average common shares outstanding	362,662	370,997
Basic earnings per share	$0.34	$0.39
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$124,600	$142,900
Weighted average common shares outstanding	362,662	370,997
Effect of dilutive securities:
Options to purchase common stock	1,373	1,415
Unvested restricted stock awards	57	78
Weighted average common and common equivalent shares outstanding	364,092	372,490
Diluted earnings per share	$0.34	$0.38
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	2,473	5,673

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

A summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2012	$23.1	$(17.3)	$5.8
Other comprehensive income before reclassifications	(1.6)	—	(1.6)
Amounts reclassified from accumulated other comprehensive income	0.5	—	0.5
Net current-period other comprehensive income	(1.1)	—	(1.1)
Ending balance, March 31, 2013	$22.0	$(17.3)	$4.7

A summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended March 31,
	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$0.1	$0.1	Revenue
Fuel hedges	1.3	0.4	Cost of operations
Interest rate contracts	(0.6)	(0.5)	Interest expense
	0.8	—	Total before tax
	(0.3)	—	Tax (expense) or benefit
	$0.5	$—	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of March 31, 2013:

Year	Remaining Gallons Hedged	Weighted Average Contract Price per Gallon
2013	20,490,000	$3.81
2014	27,000,000	3.81
2015	9,000,000	3.73
2016	3,000,000	3.70

If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counter-party. If the average price is less than the contract price per gallon, we pay the difference to the counter-party.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at March 31, 2013 and December 31, 2012 were current assets of $5.0 million and $3.1 million, and current liabilities of $0.1 million and $0.4 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our comprehensive income for the three months ended March 31, 2013 and 2012:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2013	2012
Fuel hedges	$1.3	$7.7

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
We entered into costless collar agreements on forecasted sales of OCC and ONP. The agreements involve combining a purchased put option giving us the right to sell OCC and ONP at an established floor strike price with a written call option obligating us to deliver OCC and ONP at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under the agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.

The following costless collar hedges were outstanding as of March 31, 2013:

			Weighted Average
Year	Transaction Hedged	Remaining Tons Hedged	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
2013	OCC	166,500	$85	$131
2013	ONP	18,000	65	90

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges at March 31, 2013 and December 31, 2012 were current assets of $0.4 million and $1.0 million, respectively, and current liabilities of $1.7 million and $1.2 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our recycling commodity hedges on our comprehensive income for the three months ended March 31, 2013 and 2012:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2013	2012
Recycling commodity hedges	$(0.6)	$(0.3)

Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of March 31, 2013 and December 31, 2012, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.3	$62.3	$—	$—
Bonds	42.2	—	42.2	—
Fuel hedges - other current assets	5.0	—	5.0	—
Commodity hedges - other current assets	0.4	—	0.4	—
Total assets	$109.9	$62.3	$47.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	0.1	—	0.1	—
Commodity hedges - other accrued liabilities	1.7	—	1.7	—
Total liabilities	$1.8	$—	$1.8	$—

	Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.8	$62.8	$—	$—
Bonds	40.1	—	40.1	—
Fuel hedges - other current assets	3.1	—	3.1	—
Commodity hedges - other current assets	1.0	—	1.0	—
Total assets	$107.0	$62.8	$44.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.4	$—	$0.4	$—
Commodity hedges - other accrued liabilities	1.2	—	1.2	—
Total liabilities	$1.6	$—	$1.6	$—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. SEGMENT REPORTING
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated financial statements for all periods presented reflect the impact of the realignment of our operating structure in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following tables:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2013
East	$693.8	$(95.5)	$598.3	$61.4	$115.5	$32.2	$4,891.7
Central	711.2	(128.7)	582.5	72.5	112.5	44.0	5,650.2
West	967.4	(171.8)	795.6	82.8	171.3	54.6	8,206.9
Corporate entities	25.4	(3.2)	22.2	12.1	(125.1)	84.0	890.3
Total	$2,397.8	$(399.2)	$1,998.6	$228.8	$274.2	$214.8	$19,639.1
Three Months Ended March 31, 2012
East	$699.1	$(94.8)	$604.3	$59.9	$120.7	$67.2	$4,910.6
Central	712.6	(127.3)	585.3	72.2	106.5	44.6	5,558.9
West	926.3	(158.7)	767.6	82.0	163.4	93.1	8,188.4
Corporate entities	28.6	(3.4)	25.2	19.3	(63.7)	69.3	798.0
Total	$2,366.6	$(384.2)	$1,982.4	$233.4	$326.9	$274.2	$19,455.9

Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services.
Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other administrative functions. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.
The following table shows our total reported revenue by service line for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended March 31,
	2013		2012
Collection:
Residential	$535.2	26.8%	$530.9	26.8%
Commercial	643.3	32.2	621.1	31.3
Industrial	376.8	18.8	367.7	18.5
Other	8.3	0.4	7.9	0.4
Total collection	1,563.6	78.2	1,527.6	77.0
Transfer	233.3		225.9
Less: Intercompany	(141.8)		(135.3)
Transfer, net	91.5	4.6	90.6	4.6
Landfill	431.6		447.7
Less: Intercompany	(207.2)		(207.6)
Landfill, net	224.4	11.2	240.1	12.1
Sale of recyclable materials	88.0	4.4	91.2	4.6
Other non-core	31.1	1.6	32.9	1.7
Other	119.1	6.0	124.1	6.3
Total revenue	$1,998.6	100.0%	$1,982.4	100.0%

Other revenue consists primarily of revenue from National Accounts. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs which are recorded in cost of operations.

14. COMMITMENTS AND CONTINGENCIES
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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities; and (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $63 million relating to our outstanding legal proceedings as of March 31, 2013, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $112 million higher than the amount recorded as of March 31, 2013.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Countywide Matters
As is discussed in Note 6, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for the landfill recorded as of March 31, 2013 is $51.7 million, of which $4.5 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $49 million to $70 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On March 4, 2013, we entered into a binding memorandum of understanding to settle this case. The completion of the settlement remains subject to certain conditions.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of March 31, 2013 is $83.7 million, of which $8.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $53 million to $154 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Multiemployer Pension Plans
We contribute to 27 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 20% of our total current employees are participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time) or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a Withdrawal Event) would require us to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events with respect to certain of our multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable. We cannot assure you that there will not be a Withdrawal Event, where the amounts we would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Central States, Southeast and Southwest Areas Pension Fund
We have CBAs with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). A majority of these CBAs will be under negotiation during 2013. As part of our CBA negotiations, we have withdrawn, proposed or intend to propose to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a proportionate share of its unfunded vested liabilities.

In 2012, we withdrew recognition of the Teamsters as the designated representative of our employees in our Danville, Illinois facility and employees in our Dayton, Ohio facility ratified a new CBA that includes a provision terminating our obligation to contribute to the Fund. Each of these actions constitutes a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we estimated our 2012 liability to the Fund associated with these two Withdrawal Events to be approximately $31 million, which we charged to earnings in 2012.
In the first quarter of 2013, employees at three of our locations in Michigan separately ratified new CBAs that no longer provide for participation in the Fund. Each of these actions constitutes a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability associated with these three Withdrawal Events will be approximately $58 million, which we charged to earnings during the three months ended March 31, 2013.
If we have an additional Withdrawal Event or Events with respect to one or more of the remaining bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations. We do not presently know what the result of those calculations and valuations would be. However, based on our current estimates, we believe our additional liability for a complete 2013 withdrawal from the Fund would be approximately $75 million. In the future, a loss may become probable, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities:

	March 31, 2013	December 31, 2012
Financing proceeds	$24.1	$24.7
Capping, closure and post-closure obligations	54.9	54.8
Self-insurance	82.9	81.3
Other	2.4	3.4
Total restricted cash and marketable securities	$164.3	$164.2

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
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 336 collection operations. We own or operate 196 transfer stations, 191 active solid waste landfills and 70 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the three months ended March 31, 2013 increased by 0.8% to $1,998.6 million compared to $1,982.4 million for the same period in 2012. This change in revenue is due to increases in core price of 1.2%, fuel recovery fees of 0.3% and acquisitions, net of divestitures of 0.5%, partially offset by decreases in volume of 1.0% (including 0.5% due to one less workday) and recycling commodities of 0.2%.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2013		2012
Revenue	$1,998.6	100.0%	$1,982.4	100.0%
Expenses:
Cost of operations	1,223.1	61.2	1,203.2	60.7
Depreciation, amortization and depletion of property and equipment	192.3	9.6	196.0	9.9
Amortization of other intangible assets and other assets	17.3	0.9	17.7	0.9
Accretion	19.2	1.0	19.7	1.0
Selling, general and administrative	206.5	10.3	222.4	11.2
Negotiation and withdrawal costs - Central States Pension Fund	62.2	3.1	0.1	—
Gain on disposition of assets and impairments, net	(1.1)	(0.1)	(3.6)	(0.2)
Restructuring charges	4.9	0.3	—	—
Operating income	$274.2	13.7%	$326.9	16.5%

Our pre-tax income was $183.3 million for the three months ended March 31, 2013 versus $223.1 million for the comparable 2012 period. Our net income attributable to Republic Services, Inc. was $124.6 million for the three months ended March 31, 2013 or $0.34 per diluted share versus $142.9 million or $0.38 per diluted share for the comparable 2012 period, respectively.
During each of the three months ended March 31, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our "Cost of Operations," “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$183.3	$124.6	$0.34	$223.1	$142.9	$0.38
Negotiation and withdrawal costs - Central States Pension Fund	62.2	38.7	0.11	0.1	0.1	—
Restructuring charges	4.9	3.5	0.01	—	—	—
Loss on extinguishment of debt	1.8	1.1	—	—	—	—
Gain on disposition of assets and impairments, net	(0.8)	(0.5)	—	(3.6)	(2.1)	—
Adjusted	$251.4	$167.4	$0.46	$219.6	$140.9	$0.38

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

Negotiation and withdrawal costs - Central States Pension Fund.  During the three months ended March 31, 2013, we recorded a charge to earnings of $57.9 million for our partial withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (Central States or the Fund). Also, during the three months ended March 31, 2013, we incurred costs of $4.3 million related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund. We expect to incur additional costs of this type for the remainder of 2013.

Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three months ended March 31, 2013, we incurred $4.9 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms.
Loss on extinguishment of debt. During the three months ended March 31, 2013, we refinanced certain of our tax-exempt financings that resulted in a $1.8 million non-cash write-off of deferred issuance costs.
Gain on disposition of assets and impairments, net. For more detailed discussion of the components of this, see our “(Gain) Loss on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station services, landfill disposal and recycling. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our material recovery facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2013		2012
Collection:
Residential	$535.2	26.8%	$530.9	26.8%
Commercial	643.3	32.2	621.1	31.3
Industrial	376.8	18.8	367.7	18.5
Other	8.3	0.4	7.9	0.4
Total collection	1,563.6	78.2	1,527.6	77.0

Transfer	233.3		225.9
Less: Intercompany	(141.8)		(135.3)
Transfer, net	91.5	4.6	90.6	4.6

Landfill	431.6		447.7
Less: Intercompany	(207.2)		(207.6)
Landfill, net	224.4	11.2	240.1	12.1

Sale of recyclable materials	88.0	4.4	91.2	4.6
Other non-core	31.1	1.6	32.9	1.7
Other	119.1	6.0	124.1	6.3

Total revenue	$1,998.6	100.0%	$1,982.4	100.0%

Changes in price are restricted on approximately 50% of our annual revenue. Of these restricted pricing arrangements:

•	approximately 60% are price changes based upon fluctuation in a specific index (primarily the consumer price index) as defined in the contract;

•	approximately 15% are fixed price increases based on stated contract terms; and

•	approximately 25% are price changes based on a cost plus a specific profit margin or other measurement.
The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, most pricing resets lag between the measurement period and the date the revised pricing goes into effect. As a result, current changes in a specific index may not manifest themselves in our reported pricing for several quarters into the future.
The following table reflects changes in our revenue for the three months ended March 31, 2013 versus the comparable 2012 period:

	Three Months Ended March 31,
	2013	2012
Core price	1.2%	0.6%
Fuel recovery fees	0.3	0.5
Total price	1.5	1.1
Volume	(1.0)	0.2
Recycling commodities	(0.2)	(0.8)
Total internal growth	0.3	0.5
Acquisitions / divestitures, net	0.5	0.4
Total	0.8%	0.9%

During the three months ended March 31, 2013, we experienced the following changes in our revenue versus the comparable 2012 period:

•	Core price increased revenue by 1.2% and 0.6%, respectively, due to positive pricing in all lines of business.

•
Fuel recovery fees increased by 0.3% and 0.5%, respectively, primarily due to the higher cost of diesel fuel per gallon. During the three months ended March 31, 2013 and 2012, we were able to recover approximately 73% and 66%, respectively, of our fuel costs with fuel recovery fees.

•
Volume decreased revenue by 1.0% (including a decline of 0.5% due to one less workday) compared to an increase of 0.2% (including an increase of 0.5% due to one more workday) in 2012. The decrease in volume is due to lower municipal solid waste volumes in our post collection lines of business, primarily related to contract losses. Partially offsetting these volume declines, were volume increases in our commercial and industrial collection lines of business.

•
Recycling commodities decreased revenue by 0.2% and 0.8%, respectively, primarily due to the change in the market price of materials. Average prices for old corrugated cardboard for the three months ended  March 31, 2013 were $122 per ton versus $138 per ton for the comparable 2012 period, a decrease of $16 per ton or 11%. Average prices of old newspaper for the three months ended March 31, 2013 were $101 per ton versus $111 per ton for the comparable 2012 period, a decrease of $10 per ton or 9%.  The declines in prices were partially offset by increased volumes processed. Our recycling commodity volume for the three months ended March 31, 2013 of 0.5 million tons was higher than volumes in the comparable 2012 period as a result of our investment in recycling centers along with higher organic volumes.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively.
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

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2013		2012
Labor and related benefits	$400.5	20.0%	$388.9	19.6%
Transfer and disposal costs	142.7	7.1	143.3	7.2
Maintenance and repairs	173.5	8.7	165.9	8.4
Transportation and subcontract costs	104.6	5.2	106.3	5.4
Fuel	127.6	6.4	131.2	6.6
Franchise fees and taxes	96.3	4.8	97.1	4.9
Landfill operating costs	40.9	2.1	26.7	1.3
Risk management	41.5	2.1	46.4	2.3
Cost of goods sold	28.3	1.4	30.7	1.5
Other	67.2	3.4	66.7	3.5
Total cost of operations	$1,223.1	61.2%	$1,203.2	60.7%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased for the three months ended March 31, 2013 versus the comparable 2012 period, primarily as a result of the following:

•
Labor and related benefits increased due to higher hourly and salaried wages as a result of merit increases and higher health care costs as well as an increase in collection volumes. Partially offsetting these increases was a decline in the number of workdays in the quarter. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower landfill revenue versus the comparable 2012 period because landfill revenue has a lower variable labor component.

•
Maintenance and repairs expense increased due to the higher collection volume, higher cost of tires, parts, third party truck repairs and costs associated with our fleet maintenance initiatives partially offset by favorable impact of one less workday. Container and compactor maintenance was unfavorable due primarily to increased unit growth in our commercial and industrial lines of business and higher container shop labor due to wage increases versus the comparable 2012 period.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue increased for the three months ended March 31, 2013 versus the comparable 2012 period, primarily due to a favorable remediation adjustment of $8.5 million in the prior year and increased leachate management expenses in the current year.

These increases in costs were partially offset by:

•
Our fuel costs in aggregate dollars decreased during the three months ended March 31, 2013 versus the comparable 2012 period due to increased conversion to lower cost compressed natural gas (CNG), alternative fuel tax credits and a decline in the number of workdays. These favorable variances were offset by the increased price of diesel fuel per gallon as average fuel costs per gallon for the three months ended March 31, 2013 were $4.03 versus $3.97 for the comparable 2012 period, an increase of $0.06 or 1.5%.

At current consumption levels, a twenty-cent change in the per gallon price of diesel fuel changes our fuel costs by approximately $24 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million.

•	Risk management expenses decreased during the three months ended March 31, 2013 primarily due to lower premiums and higher favorable actuarial development versus the comparable 2012 period.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue decreased for the three months ended March 31, 2013 versus the comparable 2012 period, primarily due to a decline in the market value of recycled commodities offset by an increase in the volume of commodities sold.

Depreciation, Amortization and Depletion of Property and Equipment

The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2013		2012
Depreciation and amortization of property and equipment	$134.2	6.7%	$129.3	6.5%
Landfill depletion and amortization	58.1	2.9	66.7	3.4
Depreciation, amortization and depletion expense	$192.3	9.6%	$196.0	9.9%

Depreciation and amortization of property and equipment increased for the three months ended March 31, 2013 versus the comparable 2012 period, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles, which are more expensive than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational in 2013 and 2012.

Landfill depletion and amortization expense decreased for the three months ended March 31, 2013 versus the comparable 2012 period. During the three months ended March 31, 2012, we recorded unfavorable amortization expense adjustments of $6.0 million primarily related to asset retirement obligations at closed landfills versus $0.1 million recorded during the comparable 2013 period. In addition, landfill depletion expense declined due to lower disposal volumes, as previously noted in our Revenue discussion.
Amortization of Other Intangible and Other Assets
Amortization of intangible and other assets was $17.3 million, or 0.9% of revenue, for the three months ended March 31, 2013 versus $17.7 million, or 0.9% of revenue, for the comparable 2012 period. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements.

Accretion Expenses
Accretion expenses were $19.2 million, or 1.0% of revenue, for the three months ended March 31, 2013 versus $19.7 million, or 1.0% of revenue, for the comparable 2012 period. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2013		2012
Salaries	$137.1	6.9%	$150.5	7.6%
Provision for doubtful accounts	2.9	0.1	7.2	0.4
Other	66.5	3.3	64.7	3.2
Total selling, general and administrative expenses	$206.5	10.3%	$222.4	11.2%

The cost categories shown above may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative costs during the three months ended March 31, 2013 and 2012 are summarized below:

•
Salaries expense decreased $13.4 million, or 0.7% of revenue, for the three months ended March 31, 2013 versus the comparable 2012 period. During the fourth quarter of 2012, we announced a reorganization of our field and corporate operations that included reductions in staffing levels resulting in lower salaries expense related to managerial, supervisory and sales representative functions.

•	Provision for doubtful accounts decreased due to lower past due and unrecoverable amounts from certain municipalities.

•
Other selling, general and administrative expenses increased for the three months ended March 31, 2013 versus the comparable 2012 period, primarily as a result of an increase in legal expenses partially offset by lower meeting and event costs as well as consulting and professional fees as a result of our cost containment measures.

Negotiation and withdrawal costs - Central States Pension Fund

During the three months ended March 31, 2013, we recorded a charge to earnings of $57.9 million for our partial withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (Central States or the Fund). Also, during the three months ended March 31, 2013, we incurred costs of $4.3 million related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund. We expect to incur additional costs of this type during the remainder of 2013.

For additional discussion and detail regarding our obligations to Central States see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Gain on Disposition of Assets and Impairments, Net
During the three months ended March 31, 2013, we recorded a net gain on disposition of assets and impairments of $1.1 million primarily related to contingent sale price of $1.0 million received on a 2011 business divestiture in our West Region. During the three months ended March 31, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million related to a divestiture in our East Region.

Restructuring Charges

During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three months ended March 31, 2013, we incurred $4.9 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms. We expect to incur approximately $10 million of additional expense during the remainder of 2013 to complete such activities. Substantially all of these charges were or will be recorded in our corporate segment, and we expect the charges will be paid primarily during 2013. We expect this restructuring will reduce our selling, general and administrative expenses by approximately $23 million annually.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Interest expense on debt and capital lease obligations	$79.1	$88.6
Accretion of debt discounts	1.7	4.9
Accretion of remediation and risk reserves	10.1	12.3
Less: capitalized interest	(1.3)	(1.5)
Total interest expense	$89.6	$104.3

The decrease in interest expense and accretion of debt discounts during the three months ended March 31, 2013 versus the comparable 2012 period is primarily due to refinancing certain of our higher interest rate debt in 2012. Cash paid for interest was $79.1 million and $79.9 million for the three months ended March 31, 2013 and 2012, respectively.

Loss on Extinguishment of Debt

During the three months ended March 31, 2013, we refinanced certain of our tax-exempt financings that resulted in a $1.8 million non-cash write-off of deferred issuance costs.
Income Taxes

Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2013 and 2012 was 31.9% and 36.0%, respectively. The effective tax rate for the three months ended March 31, 2013 was favorably affected by the resolution of our 2009-2010 tax years with the IRS appeals division and subsequent review by the Congressional Joint Committee on Taxation. The effective tax rate for the three months ended March 31, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements and adjustments resulting from filing amended state returns related to the December 2011 settlement of Allied's 2000-2003 tax years.
Reportable Segments
Our operations are managed and reviewed through three geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following table (in millions of dollars and, in the case of operating margin, as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2013
East	$598.3	$61.4	$—	$61.4	$—	$115.5	19.3%
Central	582.5	72.4	0.1	72.5	—	112.5	19.3
West	795.6	82.8	—	82.8	1.0	171.3	21.5
Corporate entities	22.2	12.1	—	12.1	0.1	(125.1)	—
Total	$1,998.6	$228.7	$0.1	$228.8	$1.1	$274.2	13.7%
Three Months Ended March 31, 2012
East	$604.3	$60.4	$(0.5)	$59.9	$3.6	$120.7	20.0%
Central	585.3	72.2	—	72.2	—	106.5	18.2
West	767.6	82.0	—	82.0	—	163.4	21.3
Corporate entities	25.2	12.8	6.5	19.3	—	(63.7)	—
Total	$1,982.4	$227.4	$6.0	$233.4	$3.6	$326.9	16.5%

Corporate entities include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2013 with the comparable 2012 period are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
East Region
Revenue for the three months ended March 31, 2013 declined 1.0% due primarily to declines in volume in our residential collection, landfill and transfer station lines of business, coupled with lower recycling commodity revenue. The volume declines were primarily due to the loss of a large National Accounts contract and the loss of certain disposal contracts. These decreases were partially offset by price increases in all lines of business.

Operating income margin in our East Region decreased from 20.0% for the three months ended March 31, 2012 to 19.3% for the three months ended March 31, 2013, or 0.7%. In addition to the impact of the decrease in revenue, the following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income due to lower transfer and disposal costs primarily due to lower disposal prices and volumes. In addition, lower fuel, franchise fees and risk management costs favorably impacted operating income. Landfill operating costs also decreased due to lower third party survey and engineering costs. These favorable items were partially offset by unfavorable labor, repair and maintenance costs and cost of goods sold due to higher volume of commodities sold.

•
Selling, general & administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and a lower provision for doubtful accounts.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income during the three months ended March 31, 2013 versus the comparable 2012 period primarily as a result of a gain on disposition of assets of $3.6 million in 2012.

Central Region
Revenue for the three months ended March 31, 2013 declined 0.5% primarily due to declines in volume in our industrial and residential collection, transfer station and landfill lines of business and a decline in recycling commodity revenue as a result of decreases in commodity prices and volumes processed. The overall volume declines were primarily due to the loss of a large National Accounts contract and special waste event work not recurring in 2013. These decreases were partially offset by an increase in core price growth in all lines of business and a volume increase in our commercial collection line of business.

Operating income margin in our Central Region increased from 18.2% for the three months ended March 31, 2012 to 19.3% for the three months ended March 31, 2013, or 1.1%, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, repair and maintenance costs and cost of goods sold. Landfill operating expense increased primarily due to higher landfill gas maintenance costs. These unfavorable items were partially offset by favorable transfer, disposal, transportation and subcontract costs due to lower disposal volumes and subcontract revenues.

•
Selling, general & administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and lower legal expenses.

West Region
Revenue for the three months ended March 31, 2013 increased 3.6% due to increases in core price and volume in all lines of business, primarily driven by favorable activity in our collection lines of business.

Operating income margin in our West Region increased from 21.3% for the three months ended March 31, 2012 to 21.5% for the three months ended March 31, 2013, or 0.2%, primarily as a result of increased revenue partially offset by the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, franchise fees, transportation and subcontract costs as well as repair and maintenance costs. Environmental costs increased primarily due to higher landfill operating costs, and cost of goods sold increased due to a higher volume of commodities sold. These items were partially offset by lower fuel costs due to increased usage of CNG and alternative fuel credits.

•
Selling, general & administrative costs unfavorably impacted operating income primarily due to higher legal expenses partially offset by lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring.

•
Gain on disposition of assets and impairments, net favorably impacted operating income during the three months ended March 31, 2013 versus the comparable 2012 period primarily related to contingent sale price of $1.0 million received on a 2011 business divestiture.

Corporate Entities

During the three months ended March 31, 2013, the corporate entities had operating losses of $125.1 million versus $63.7 million for the comparable 2012 period. Operating losses for the three months ended March 31, 2013 were favorably impacted by lower salary and benefit expenses due to reductions in selling, general and administrative staffing levels resulting from the fourth quarter 2012 restructuring. Additionally, during the three months ended March 31, 2013, we recorded a charge to earnings of approximately $57.9 million for our partial withdrawal liability from Central States.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2013:

	Balance as of December 31, 2012	Permits Granted, Net of Closures	Airspace Consumed	Balance as of March 31, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	50.7	(16.4)	4,596.8
Probable expansion airspace	260.4	(51.1)	—	209.3
Total cubic yards (in millions)	4,822.9	(0.4)	(16.4)	4,806.1
Number of sites:
Permitted airspace	191			191
Probable expansion airspace	10	(2)		8

As of March 31, 2013, we owned or operated 191 active solid waste landfills with total available disposal capacity estimated to be 4.8 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers utilizing information provided by annual aerial surveys. As of March 31, 2013, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the three months ended March 31, 2013, total available airspace decreased by 16.8 million cubic yards, net, primarily due to airspace consumed.
As of March 31, 2013, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 61 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 64 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2013, accrued final capping, closure and post-closure costs were $1,053.4 million, of which $107.7 million is current and $945.7 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During 2012, we encountered environmental issues at our closed Bridgeton Landfill in Missouri, and recorded a charge of $74.1 million to manage the remediation area and monitor the site.  As of March 31, 2012, the remediation liability for this site is $59.0 million.  We believe the remaining reasonably possible range of loss for remediation costs is $45 million to $235 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of March 31, 2013 is $51.7 million, of which $4.5 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $49 million to $70 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of March 31, 2013 is $83.7 million, of which $8.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $53 million to $154 million.
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

Investment in Landfills
The following tables reflect changes in our investment in landfills for the three months ended March 31, 2013 and the future expected investment as of March 31, 2013 (in millions):

	Balance as of December 31, 2012	Capital Additions	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2013
Non-depletable landfill land	$166.0	$0.6	$—	$—	$—	$166.6
Landfill development costs	5,018.0	(0.1)	8.1	49.7	0.4	5,076.1
Construction-in-progress - landfill	134.5	43.8	—	(48.3)	—	130.0
Accumulated depletion and amortization	(1,896.4)	(57.9)	—	(0.1)	(0.1)	(1,954.5)
Net investment in landfill land and development costs	$3,422.1	$(13.6)	$8.1	$1.3	$0.3	$3,418.2

	Balance as of March 31, 2013	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.6	—	$166.6
Landfill development costs	5,076.1	7,163.2	12,239.3
Construction-in-progress - landfill	130.0	—	130.0
Accumulated depletion and amortization	(1,954.5)	—	(1,954.5)
Net investment in landfill land and development costs	$3,418.2	$7,163.2	$10,581.4

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense as of and for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Number of landfills owned or operated	191	191
Net investment, excluding non-depletable land (in millions)	$3,251.6	$3,204.4
Total estimated available disposal capacity (in millions of cubic yards)	4,806.1	4,775.9
Net investment per cubic yard	$0.68	$0.67
Landfill depletion and amortization expense (in millions)	$58.1	$66.7
Accretion expense (in millions)	19.2	19.7
	$77.3	$86.4
Airspace consumed (in millions of cubic yards)	16.4	17.8
Depletion, amortization and accretion expense per cubic yard of airspace	$4.71	$4.85

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions. The decrease in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills in 2012.
During the three months ended March 31, 2013, our weighted-average compaction rate was approximately 2,000 pounds per cubic yard based on our three-year historical moving average as compared to 1,900 pounds per cubic yard for the three months ended March 31, 2012. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of March 31, 2013, we expect to spend an additional $7.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $10.4 billion or $2.16 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the three months ended March 31, 2013 and 2012 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2012	$45.3	$1,052.4	$563.7	$426.4
Non-cash additions	—	8.1	—	—
Asset retirement obligation adjustments	—	0.4	—	—
Accretion expense	—	19.2	6.7	0.8
Additions charged to expense	2.9	—	5.8	99.1
Payments or usage	(5.4)	(26.7)	(18.9)	(93.9)
Balance, March 31, 2013	42.8	1,053.4	557.3	432.4
Less: Current portion	(42.8)	(107.7)	(81.7)	(134.1)
Long-term portion	$—	$945.7	$475.6	$298.3

As of March 31, 2013, accounts receivable were $821.9 million, net of allowance for doubtful accounts of $42.8 million, resulting in days sales outstanding of 37, or 23 days net of deferred revenue. In addition, at March 31, 2013, our accounts receivable in excess of 90 days old totaled $56.4 million, or 6.5% of gross receivables outstanding.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2013 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2013
Other land	$376.9	$—	$—	$—	$—	$—	$2.0	$378.9
Non-depletable landfill land	166.0	0.6	—	—	—	—	—	166.6
Landfill development costs	5,018.0	(0.1)	—	—	8.1	0.4	49.7	5,076.1
Vehicles and equipment	4,946.4	153.3	(24.0)	2.4	—	—	1.6	5,079.7
Buildings and improvements	864.2	4.0	(0.7)	—	—	—	2.4	869.9
Construction-in- progress - landfill	134.5	43.8	—	—	—	—	(48.3)	130.0
Construction-in- progress - other	53.3	15.5	—	—	—	—	(4.6)	64.2
Total	$11,559.3	$217.1	$(24.7)	$2.4	$8.1	$0.4	$2.8	$11,765.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2013
Landfill development costs	$(1,896.4)	$(57.9)	$—	$—	$(0.1)	$(0.1)	$(1,954.5)
Vehicles and equipment	(2,512.3)	(125.3)	22.8	—	—	(0.1)	(2,614.9)
Buildings and improvements	(240.3)	(9.6)	0.6	—	—	0.1	(249.2)
Total	$(4,649.0)	$(192.8)	$23.4	$—	$(0.1)	$(0.1)	$(4,818.6)

Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2013 and 2012 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$419.8	$334.2
Net cash used in investing activities	(221.7)	(242.3)
Net cash used in financing activities	(135.6)	(84.7)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2013 and 2012 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $5.9 million in the three months ended March 31, 2013 versus a decrease of $60.7 million in the comparable 2012 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, decreased $18.8 million during the three months ended March 31, 2013 due to timing of billings net of collections as compared to a $10.5 million decrease in the comparable 2012 period.

•
Cash paid for income taxes was a net refund of $14.0 million and $43.8 million for the three months ended March 31, 2013 and 2012, respectively. The net refund for the three months ended March 31, 2013 was driven primarily by the resolution of our 2009-2010 tax years. The net refund for the comparable 2012 period was due to a quick federal refund received related to a law change for bonus tax depreciation.

•	In connection with a restructuring announced during the fourth quarter of 2012, we paid $7.2 million. During the comparable 2012 period, we paid synergy incentive plan bonuses of $68.1 million.

•
Cash paid for capping, closure and post-closure obligations was $14.9 million higher during the three months ended March 31, 2013 than the comparable 2012 period primarily due to a $17.8 million payment to settle our post closure liability for one of our closed landfill sites.

•	During the three months ended March 31, 2012, we paid $40.5 million for two legal settlements.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2013 and 2012 are summarized below:
Capital expenditures. Capital expenditures during the three months ended March 31, 2013 were $214.8 million, compared with $274.2 million in the comparable 2012 period. Property and equipment received during the three months ended March 31, 2013 and 2012 were $217.1 million and $206.4 million, respectively.

Cash used in acquisitions. During the three months ended March 31, 2013, we paid $10.2 million for acquisitions of collection businesses in all three regions. During the comparable 2012 period, we paid $19.7 million for acquisitions of collection businesses primarily in our East Region.
Cash proceeds from divestitures. During the three months ended March 31, 2013, we collected $1.0 million related to a West Region business divestiture completed in 2011. During the comparable 2012 period, we divested of a collection business in our East Region and certain assets associated with our rail logistics business for which we received $9.5 million.
Change in restricted cash and marketable securities. (Increases) decreases in our restricted cash and marketable securities balances were $(0.1) million and $37.4 million during the three months ended March 31, 2013 and 2012, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $0.7 million and $5.1 million during the three months ended March 31, 2013 and 2012, respectively. In addition, during the three months ended March 31, 2012, we paid $29.5 million to settle the Livingston matter that was funded through a restricted escrow account.
We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to fund future acquisitions primarily from cash.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2013 and 2012 are summarized below:
Net debt repayments and borrowings. Payments of notes payable and long term debt net of proceeds were $42.6 million during the three months ended March 31, 2013 versus $22.4 million in the comparable 2012 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to March 31, 2013, we repurchased 31.1 million shares of our stock for $892.5 million at a weighted average cost per share of $28.69. During the three months ended March 31, 2013, we repurchased 2.1 million shares of our stock for $67.0 million at a weighted average cost per share of $31.40. As of March 31, 2013, 0.3 million repurchased shares were pending settlement and $9.5 million was unpaid and included within other accrued liabilities.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In March 2013, our board of directors approved a quarterly dividend of $0.235 per share. Dividends paid were $84.9 million and $81.4 million during the three months ended March 31, 2013 and 2012, respectively.

Financial Condition
As of March 31, 2013, we had $130.1 million of cash and cash equivalents and $164.3 million of restricted cash deposits and restricted marketable securities, including $54.9 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills and $82.9 million of restricted cash and marketable securities related to our self-funded insurance obligations.
Credit Facilities

For additional discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of March 31, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $730.6 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,519.4 million and $1,315.6 million of availability under our Credit Facilities at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, we had no borrowings under our Uncommitted Credit Facility. The Uncommitted Credit Facility may be terminated at any time by either party.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At March 31, 2013, our EBITDA to interest ratio was 6.11 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.07 compared to the 3.50 maximum allowed by the covenants.
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
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in a charge to earnings in the period in which the debt is repurchased and retired.
Credit Rating
We have received investment grade credit ratings. As of March 31, 2013, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$419.8	$334.2
Purchases of property and equipment	(214.8)	(274.2)
Proceeds from sales of property and equipment	3.2	4.8
Free cash flow	$208.2	$64.8

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

	Three Months Ended March 31,
	2013	2012
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$214.8	$274.2
Adjustments for property and equipment received during the prior period but paid for in the following period, net	2.3	(67.8)
Property and equipment received during the period	$217.1	$206.4

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
Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 14, Commitments and Contingencies, to our consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2012. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the three months ended March 31, 2013 and 2012 was $88.0 million and $91.2 million, respectively.
Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively.

For additional discussion and detail of our fuel and recycling commodity hedges, see Note 12, Financial Instruments of the notes to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At March 31, 2013, we had approximately $932 million of floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5 to our unaudited consolidated financial statements, Other Liabilities; and (2) environmental remediation liabilities, which are discussed in Note 6 to our unaudited consolidated financial statements, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $63 million relating to our outstanding legal proceedings as of March 31, 2013, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $112 million higher than the amount recorded as of March 31, 2013.
General Legal Proceedings

Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case presently consists of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On March 4, 2013, we entered into a binding memorandum of understanding to settle this case. The completion of the settlement remains subject to certain conditions.
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
Compensation Matter
In May 2011, one of our stockholders sued Republic, its directors, and several executive officers in the Court of Chancery in Delaware challenging certain compensation decisions made by the Board or its Compensation Committee. The lawsuit is purportedly brought on behalf of Republic against all of our directors and several current and former executive officers. In particular, the plaintiff's amended complaint: (1) challenges certain payments totaling $3.05 million made to our former Chief Executive Officer, James O'Connor, under his June 25, 2010 Retirement Agreement; (2) contends that Republic committed “waste” by awarding restricted stock units (“RSUs”) that vest over time (some of which would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that Republic may not pay any bonuses under its Synergy Incentive Plan because net earnings purportedly have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses Republic purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants filed motions to dismiss the amended complaint. On June 29, 2012, the Court of Chancery denied defendants' motions with respect to the claim related to the granting of restricted stock units to directors and granted the motions with respect to all other claims. Republic and the director defendants have now agreed in principle with plaintiff to settle the suit by seeking stockholder approval of an amendment to the 2007 Stock Incentive Plan that would establish specified, meaningful limitations on the granting of RSUs to non-management directors: no more than 15,000 may vest in any one calendar year in the ordinary course. The settlement remains subject to negotiation and execution of a formal settlement agreement and to court approval.
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

Lorain County Landfill Matter

Since 2006, the Lorain County Landfill located in Lorain, Ohio agreed to two consensual Director's Final Findings and Orders (DFFOs) issued by the Ohio Environmental Protection Agency related to operational issues, including odor nuisances. The Ohio Attorney General's office advised us that it intended to initiate legal proceedings against our subsidiary, Lorain County Landfill, LLC, and against Lorain County LFG Power Station Energy Developments, Inc. (Developments), which operated and maintained the landfill's gas collection system, for violations alleged to continue to occur in violation of the DFFOs and related to alleged continuing nuisance odors. We amicably resolved the State's issues by negotiating an agreed consent order that included a civil penalty and injunctive relief. The agreed consent order was filed in the common pleas court on March 5, 2013, resolving the matter.

Sunshine Canyon Landfill Matter
On July 13, 2012, Sunshine Canyon Landfill, located in Sylmar, California, entered into a settlement agreement with the South Coast Air Quality Management District (SCAQMD) that resolved SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions notices of violation (NOVs) received by Sunshine Canyon from the SCAQMD through June 30, 2012. Per the terms of the settlement, Sunshine Canyon did not admit any liability and agreed to pay the SCAQMD a stipulated amount of $435,000, plus other fees, for a release of these claims. Sunshine Canyon also remains subject to certain operational requirements set forth in the third stipulated amended abatement order issued by the SCAQMD's independent hearing board, as further modified by stipulation on July 11, 2012. Since the date of settlement with the SCAQMD, Sunshine Canyon has received additional NOVs for odors and excess surface emissions. While the SCAQMD prosecutor's office has stated its intention to seek a further settlement of these additional NOVs not covered by the prior settlement, it has not yet indicated the amount of settlement it will seek.

Bridgeton Landfill Matter
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued an NOV to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, as well as claims for nuisance, civil penalties, costs, and natural resource damages. The suit alleges that a “subsurface landfill combustion and fire” is occurring at the landfill and seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance. The suit further alleges that we have improperly stored, shipped, and discharged leachate and seeks a preliminary and permanent injunction addressing those allegations. We are engaging in discussions with representatives of the Attorney General's office to attempt to amicably resolve the State's issues and to negotiate a preliminary injunction that could be filed with the Circuit Court.

Environmental Protection Agency Matter
We have been made aware that one of our landfill subsidiaries may have provided inaccurate or incomplete information to the Environmental Protection Agency. We have had preliminary discussions with law enforcement and other authorities regarding this issue. This could result in payments by us in the form of restitution, damages, or penalties. Based on the information currently available to us, we believe the resolution of the matter will not have a material impact on our results of operations, cash flows or consolidated financial position.

ITEM 1A.	RISK FACTORS.
There were no material changes during the three months ended March 31, 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2013:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 2013	6,237	$30.00	—	$324,433,694
February 2013	1,081,791	$31.29	1,081,791	$290,580,097
March 2013	1,052,876	$31.51	1,050,808	$257,472,423
	2,140,904		2,132,599

(a)
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 8,305 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

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

REPUBLIC SERVICES, INC.

Date:	April 25, 2013	By:	/S/ GLENN CULPEPPER
Glenn Culpepper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2013	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)