Form 10-Q
period 2013-06-30
REPUBLIC SERVICES, INC.
filed 2013-07-26
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 18, 2013, the registrant had outstanding 362,022,894 shares of Common Stock, par value $.01 per share (excluding treasury shares of 48,232,686).

REPUBLIC SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96.7	$67.6
Accounts receivable, less allowance for doubtful accounts of $43.0 and $45.3, respectively	876.5	836.6
Prepaid expenses and other current assets	170.0	209.3
Deferred tax assets	125.6	117.8
Total current assets	1,268.8	1,231.3
Restricted cash and marketable securities	183.8	164.2
Property and equipment, net	7,017.7	6,910.3
Goodwill	10,707.2	10,690.0
Other intangible assets, net	330.1	358.7
Other assets	266.6	262.4
Total assets	$19,774.2	$19,616.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527.6	$474.5
Notes payable and current maturities of long-term debt	15.3	19.4
Deferred revenue	298.7	313.2
Accrued landfill and environmental costs, current portion	234.0	195.5
Accrued interest	66.9	68.8
Other accrued liabilities	608.3	623.6
Total current liabilities	1,750.8	1,695.0
Long-term debt, net of current maturities	7,013.3	7,051.1
Accrued landfill and environmental costs, net of current portion	1,471.9	1,420.6
Deferred income taxes and other long-term tax liabilities	1,171.9	1,232.7
Self-insurance reserves, net of current portion	299.1	290.9
Other long-term liabilities	354.0	220.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 410.1 and 405.2 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,723.4	6,588.9
Retained earnings	2,413.0	2,403.2
Treasury stock, at cost (48.2 and 44.1 shares, respectively)	(1,422.7)	(1,287.1)
Accumulated other comprehensive loss, net of tax	(7.4)	(5.8)
Total Republic Services, Inc. stockholders’ equity	7,710.4	7,703.3
Noncontrolling interests	2.8	2.4
Total stockholders’ equity	7,713.2	7,705.7
Total liabilities and stockholders’ equity	$19,774.2	$19,616.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$2,111.7	$2,060.6	$4,110.3	$4,043.0
Expenses:
Cost of operations	1,410.0	1,238.5	2,633.1	2,441.7
Depreciation, amortization and depletion	217.0	214.9	426.6	428.6
Accretion	19.2	19.7	38.4	39.4
Selling, general and administrative	228.2	197.3	434.7	419.7
Negotiation and withdrawal costs - Central States Pension Fund	53.9	3.2	116.1	3.3
Gain on disposition of assets and impairments, net	(0.8)	—	(1.9)	(3.6)
Restructuring charges	3.0	—	7.9	—
Operating income	181.2	387.0	455.4	713.9
Interest expense	(90.2)	(98.8)	(179.8)	(203.1)
Loss on extinguishment of debt	(0.3)	(110.3)	(2.1)	(110.3)
Interest income	0.1	0.2	0.4	0.5
Other income, net	0.3	0.5	0.5	0.7
Income before income taxes	91.1	178.6	274.4	401.7
Provision for income taxes	34.7	29.1	93.1	109.4
Net income	56.4	149.5	181.3	292.3
Net income attributable to noncontrolling interests	(0.1)	(0.3)	(0.4)	(0.2)
Net income attributable to Republic Services, Inc.	$56.3	$149.2	$180.9	$292.1
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.16	$0.41	$0.50	$0.79
Weighted average common shares outstanding	362.9	367.9	362.8	369.4
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.15	$0.40	$0.50	$0.79
Weighted average common and common equivalent shares outstanding	364.4	368.9	364.2	370.7
Cash dividends declared per common share	$0.235	$0.220	$0.470	$0.440

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$56.4	$149.5	$181.3	$292.3
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	0.3	(2.4)	1.2	(2.1)
Realized losses (gains) reclassified into earnings	0.1	—	(0.4)	—
Unrealized losses	(3.1)	(12.1)	(2.4)	(4.7)
Pension activity:
Change in funded status of pension plan obligations	—	—	—	(3.5)
Other comprehensive loss, net of tax	(2.7)	(14.5)	(1.6)	(10.3)
Comprehensive income	53.7	135.0	179.7	282.0
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)	(0.4)	(0.2)
Comprehensive income attributable to Republic Services, Inc.	$53.6	$134.7	$179.3	$281.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Loss,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2012	405.2	$4.1	$6,588.9	$2,403.2	(44.1)	$(1,287.1)	$(5.8)	$2.4
Net income	—	—	—	180.9	—	—	—	0.4
Other comprehensive income	—	—	—	—	—	—	(1.6)	—
Cash dividends declared	—	—	—	(170.0)	—	—	—	—
Issuances of common stock	4.9	—	125.0	—	—	—	—	—
Stock-based compensation	—	—	9.5	(1.1)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(4.1)	(135.6)	—	—
Balance as of June 30, 2013	410.1	$4.1	$6,723.4	$2,413.0	(48.2)	$(1,422.7)	$(7.4)	$2.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities:
Net income	$181.3	$292.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	465.0	468.0
Non-cash interest expense	23.7	32.5
Restructuring related charges	7.9	—
Stock-based compensation	12.1	12.7
Deferred tax benefit	(54.5)	(25.7)
Provision for doubtful accounts, net of adjustments	7.5	12.8
Loss on extinguishment of debt	2.1	110.3
Gain on disposition of assets, net and asset impairments	(5.8)	(10.9)
Withdrawal liability - Central States Pension Fund	99.9	—
Remediation adjustments	113.9	(11.3)
Excess income tax benefit from stock option exercises and other non-cash items	(1.6)	(0.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(40.1)	(30.5)
Prepaid expenses and other assets	(4.2)	(3.9)
Accounts payable	40.1	(28.3)
Restructuring and synergy related expenditures	(12.6)	(68.1)
Capping, closure and post-closure expenditures	(41.8)	(31.3)
Remediation expenditures	(51.3)	(28.5)
Other liabilities	19.9	5.5
Cash provided by operating activities	761.5	695.0
Cash used in investing activities:
Purchases of property and equipment	(461.8)	(462.5)
Proceeds from sales of property and equipment	7.4	21.4
Cash used in business acquisitions and development projects, net of cash acquired	(28.5)	(71.8)
Cash proceeds from divestitures, net of cash divested	2.7	9.6
Change in restricted cash and marketable securities	(19.6)	50.7
Other	(1.9)	(0.3)
Cash used in investing activities	(501.7)	(452.9)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	771.7	1,368.1
Proceeds from issuance of senior notes, net of discount	—	847.6
Payments of notes payable and long-term debt	(820.5)	(2,116.3)
Premiums paid on extinguishment of debt	—	(25.8)
Fees paid to issue and retire notes and certain hedging relationships	(1.5)	(16.2)
Issuances of common stock	122.9	37.5
Excess income tax benefit from stock option exercises	2.1	1.4
Purchases of common stock for treasury	(135.6)	(172.4)
Cash dividends paid	(169.8)	(163.0)
Cash used in financing activities	(230.7)	(239.1)
Increase in cash and cash equivalents	29.1	3.0
Cash and cash equivalents at beginning of period	67.6	66.3
Cash and cash equivalents at end of period	$96.7	$69.3

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES

Acquisitions
We acquired various solid waste businesses during the six months ended June 30, 2013 and 2012. The purchase price paid for these acquisitions during those periods and the preliminary allocation of the purchase price as of June 30 are as follows:

	2013	2012
Purchase price:
Cash used in acquisitions, net of cash acquired	$28.5	$71.8
Holdbacks	3.4	0.2
Total	31.9	72.0
Allocated as follows:
Working capital	0.9	2.3
Property and equipment	8.1	22.7
Other liabilities, net	(1.8)	(2.7)
Value of assets acquired and liabilities assumed	7.2	22.3
Excess purchase price to be allocated	$24.7	$49.7
Excess purchase price allocated as follows:
Other intangible assets	$4.1	$13.7
Goodwill	20.6	36.0
Total allocated	$24.7	$49.7

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and collectively, was not material.

Restructuring Charges
During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the six months ended June 30, 2013, we incurred $7.9 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms. During the six months ended June 30, 2013, we paid $12.6 million related to these restructuring charges. As of June 30, 2013, $4.3 million remains accrued for severance and other employee termination benefits and lease exit costs. We expect to incur approximately $3.9 million of additional expense during the remainder of 2013 to complete such activities. Substantially all of these charges were or will be recorded in our corporate segment, and we expect the charges will be paid primarily during 2013.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance at December 31, 2012	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance at June 30, 2013
East	$3,014.9	$0.1	$—	$(1.2)	$3,013.8
Central	3,242.7	16.7	—	(0.6)	3,258.8
West	4,432.4	3.8	(0.7)	(0.9)	4,434.6
Total	$10,690.0	$20.6	$(0.7)	$(2.7)	$10,707.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles at June 30, 2013
	Balance at December 31, 2012	Acquisitions	Balance at June 30, 2013	Balance at December 31, 2012	Additions Charged to Expense	Balance at June 30, 2013
Customer relationships, franchise and other municipal agreements	$579.0	$2.2	$581.2	$(252.4)	$(28.4)	$(280.8)	$300.4
Trade names	30.0	—	30.0	(24.5)	(3.0)	(27.5)	2.5
Non-compete agreements	20.4	1.9	22.3	(12.0)	(1.4)	(13.4)	8.9
Other intangible assets	63.5	0.5	64.0	(45.3)	(0.4)	(45.7)	18.3
Total	$692.9	$4.6	$697.5	$(334.2)	$(33.2)	$(367.4)	$330.1

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 follows:

	2013	2012
Inventories	$36.0	$34.5
Prepaid expenses	50.6	54.4
Other non-trade receivables	32.4	39.6
Income tax receivable	46.6	69.0
Commodity and fuel hedge asset	1.7	4.1
Other current assets	2.7	7.7
Total	$170.0	$209.3

Other Assets
A summary of other assets as of June 30, 2013 and December 31, 2012 follows:

	2013	2012
Deferred financing costs	$54.7	$58.8
Deferred compensation plan	61.0	49.9
Notes and other receivables	18.7	17.9
Reinsurance receivable	47.7	59.7
Other	84.5	76.1
Total	$266.6	$262.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2013 and December 31, 2012 follows:

	2013	2012
Accrued payroll and benefits	$140.6	$157.1
Accrued fees and taxes	113.8	124.2
Self-insurance reserves, current portion	138.9	135.5
Accrued dividends	85.1	84.9
Current tax liabilities	12.4	2.1
Accrued professional fees and legal settlement reserves	31.9	34.6
Restructuring liabilities	4.3	9.0
Other	81.3	76.2
Total	$608.3	$623.6

Other accrued liabilities include the fair value of fuel and commodity hedges of $3.1 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2013 and December 31, 2012 follows:

	2013	2012
Deferred compensation liability	$60.2	$50.0
Pension and other post-retirement liabilities	11.3	12.7
Legal settlement reserves	49.8	36.4
Ceded insurance reserves	47.7	59.7
Withdrawal liability - Central States Pension Fund	130.6	30.7
Other	54.4	31.4
Total	$354.0	$220.9

Self-Insurance Reserves
In general, our self-insurance reserves are recorded on an undiscounted basis. However, the self-insurance liabilities we acquired in the acquisition of Allied Waste Industries, Inc. (Allied) have been recorded at our acquisition date estimate of fair value and, therefore, have been discounted to present value. Discounted reserves are accreted to non-cash interest expense through the period they are paid.
Our liabilities for unpaid and incurred but not reported claims at June 30, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $438.0 million and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2013, we owned or operated 192 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we have post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of landfill and environmental liabilities as of June 30, 2013 and December 31, 2012 follows:

	2013	2012
Final capping, closure and post-closure liabilities	$1,066.3	$1,052.4
Remediation	639.6	563.7
Total accrued landfill and environmental costs	1,705.9	1,616.1
Less: Current portion	(234.0)	(195.5)
Long-term portion	$1,471.9	$1,420.6

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the six months ended June 30:

	2013	2012
Asset retirement obligation liabilities, beginning of year	$1,052.4	$1,037.0
Non-cash additions	17.6	17.1
Acquisitions/divestitures and other adjustments	0.1	(1.9)
Asset retirement obligation adjustments	(0.4)	8.0
Payments	(41.8)	(31.3)
Accretion expense	38.4	39.4
Asset retirement obligation liabilities, end of period	1,066.3	1,068.3
Less: Current portion	(105.4)	(94.5)
Long-term portion	$960.9	$973.8

Annually, in the fourth quarter, we review, and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $55.3 million and $54.8 million as of June 30, 2013 and December 31, 2012, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Landfill Operating Expenses
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring, and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as cost of operations in the periods in which they are incurred.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at June 30, 2013 would be approximately $561 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30:

	2013	2012
Remediation liabilities, beginning of year	$563.7	$543.7
Remediation adjustments	113.9	(11.3)
Payments	(51.3)	(28.5)
Accretion expense (non-cash interest expense)	13.3	16.1
Remediation liabilities, end of period	639.6	520.0
Less: Current portion	(128.6)	(86.8)
Long-term portion	$511.0	$433.2

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  In June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri in the amount of $108.7 million to manage the remediation area and monitor the site. As of June 30, 2013, the remediation liability recorded for this site is $143.4 million, of which $64.5 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $112 million to $392 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of June 30, 2013 is $51.0 million, of which $4.0 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $70 million.

Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of June 30, 2013 is $83.8 million, of which $8.6 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
Our notes payable, capital leases and long-term debt as of June 30, 2013 and December 31, 2012 are listed in the following table in millions, and are presented net of unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2013			December 31, 2012
Maturity	Interest Rate	Principal	Discount	Carry Value	Principal	Discount	Carry Value
Credit facilities:
Uncommitted revolver	Variable	$—	$—	$—	$13.9	$—	$13.9
April 2016	Variable	—	—	—	25.0	—	25.0
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.2)	699.8	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.2)	646.8	650.0	(3.4)	646.6
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.1)	847.9	850.0	(2.2)	847.8
May 2023	4.750	550.0	(1.2)	548.8	550.0	(1.3)	548.7
March 2035	6.086	275.7	(24.7)	251.0	275.7	(24.9)	250.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.8)	33.5	35.3	(1.9)	33.4
September 2035	7.400	165.3	(41.3)	124.0	165.2	(41.4)	123.8
Tax-exempt:
2014 - 2038	0.250 - 5.625	1,092.8	(0.2)	1,092.6	1,097.9	(0.4)	1,097.5
Other:
2013 - 2046	5.000 - 11.900	88.1	—	88.1	87.2	—	87.2
Total Debt		$7,107.2	$(78.6)	7,028.6	$7,150.2	$(79.7)	7,070.5
Less: Current portion				(15.3)			(19.4)
Long-term portion				$7,013.3			$7,051.1

Loss on Extinguishment of Debt
During the six months ended June 30, 2013, we refinanced certain of our tax-exempt financings, resulting in a $2.1 million non-cash write-off of deferred issuance costs.

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

terms of the Existing Credit Facility to those of the Amended and Restated Credit Facility. Amendment No. 1 does not extend the maturity date under the Existing Credit Facility, which matures in April 2016.
In connection with entering into the Amended and Restated Credit Facility and Amendment No. 1 to the Existing Facility, the guarantees by our subsidiary guarantors of the Amended and Restated Credit Facility and the Existing Credit Facility were released. As a result, the guarantees by our subsidiary guarantors of all of Republic's outstanding senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) of the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $701.7 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,548.3 million and $1,315.6 million of availability under our Credit Facilities at June 30, 2013 and December 31, 2012, respectively.
In March 2012, we entered into a new $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility also is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2013, we had no borrowings under our Uncommitted Credit Facility. As of December 31, 2012, we had $13.9 million of LIBOR borrowings.
Tax-Exempt Financings
As of June 30, 2013, approximately 85% of our tax-exempt financings are remarketed quarterly, weekly or daily by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $87.9 million and $87.0 million as of June 30, 2013 and December 31, 2012, respectively, with maturities ranging from 2013 to 2046.
Fair Value of Debt
The fair value of our fixed rate senior notes was $6.5 billion and $6.9 billion at June 30, 2013 and December 31, 2012, respectively. The carrying value of our fixed rate senior notes was $5.8 billion and $5.8 billion at June 30, 2013 and December 31, 2012, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2), is determined as of the balance sheet date and is subject to change.
Guarantees
We have guaranteed some of the tax-exempt financings of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rate Swap and Lock Agreements
From time to time, we enter into treasury and interest rate locks to manage exposure to fluctuations in interest rates in anticipation of future debt issuances. These transactions are accounted for as cash flow hedges. As of June 30, 2013 and 2012, no interest rate lock cash flow hedges were outstanding.
As of June 30, 2013 and December 31, 2012, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $23.9 million and $24.6 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.5 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended June 30, 2013 and 2012 was $0.6 million and $0.5 million, respectively, and for the six months ended June 30, 2013 and 2012 was $1.2 million and $1.0 million, respectively.

8. INCOME TAXES
We record interim income tax expense based upon our anticipated full year effective income tax rate. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2013 was 38.1% and 34.0%, respectively. The effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2012 was 16.3% and 27.2%, respectively.
The effective tax rate for the six months ended June 30, 2013 was favorably affected by the January 2013 resolution of our 2009-2010 tax years with the IRS appeals division and Congressional Joint Committee on Taxation. The effective tax rate for the three and six months ended June 30, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements and the settlement of Allied's 2004-2008 tax years at the IRS appeals division.
Cash paid for income taxes was $116.8 million and $87.7 million for the six months ended June 30, 2013 and 2012, respectively.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2013, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $16.0 million related to our uncertain tax positions.
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
We have deferred tax assets related to state net operating loss carryforwards of a specific Allied subsidiary for which we provide a valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in taxing jurisdictions where the loss carryforwards exist. Prior to the 2008 merger, this subsidiary never reported positive earnings. At June 30, 2013, we have a deferred tax asset for state loss carryforwards of $130.7 million offset by a valuation allowance of $113.8 million.
As of June 30, 2013, this subsidiary remains in a cumulative pre-tax loss position. However, this cumulative loss has steadily decreased over the past several quarters. If current trends continue, we expect this entity will no longer be in a cumulative loss position by the end of 2013.
When determining the need for a valuation allowance, we consider all positive and negative evidence including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent financial reporting losses.
The realization of the company's deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdiction in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance. The valuation allowance could be reduced in a future period if there is sufficient evidence to support a conclusion that it is more likely than not that certain of the state net operating

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

loss carryforwards will be realized. Future changes in our valuation allowance for certain state net operating loss carryforwards could have a material effect on our results of operations in the period recorded.

9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan. The plan was ratified by our stockholders in May 2013. We currently have 16.7 million shares of common stock reserved for future grants under the plan.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	13.7	$27.51
Granted	3.0	31.19
Exercised	(4.6)	26.24		$29.3
Forfeited or expired	(0.3)	29.49
Outstanding at June 30, 2013	11.8	$28.86	4.7	$59.9
Exercisable at June 30, 2013	5.2	$27.17	3.4	$35.0

During the six months ended June 30, 2013 and 2012, compensation expense for stock options was $7.9 million.
As of June 30, 2013, total unrecognized compensation expense related to outstanding stock options was $15.7 million, which will be recognized over a weighted average period of 2.0 years.
Other Stock Awards
The following table summarizes the restricted stock unit and restricted stock activity for the six months ended June 30, 2013:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Other stock awards at December 31, 2012	905.3	$27.51
Granted	320.2	30.39
Vested and issued	(99.1)	27.42
Forfeited	(6.1)	30.65
Other stock awards at June 30, 2013	1,120.3	$28.34	0.8	$38.0
Vested and unissued at June 30, 2013	723.3	$27.52

During the six months ended June 30, 2013, we awarded our non-employee directors 67,500 restricted stock units, which vested immediately. During the six months ended June 30, 2013, we awarded 237,721 restricted stock units to executives. In addition, 14,953 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the six months ended June 30, 2013 and 2012, compensation expense related to restricted stock units and restricted stock totaled $4.2 million and $4.8 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We have had a share repurchase program since November 2010. From November 2010 to June 30, 2013, we repurchased 33.1 million shares of our stock for $960.6 million at a weighted average cost per share of $29.00. During the three months ended June 30, 2013, we repurchased 2.0 million shares of our stock for $68.1 million at a weighted average cost per share of $33.86.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2013, the board of directors approved the quarterly dividend of $0.26 per share. Cash dividends declared were $170.0 million and $161.9 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we recorded a quarterly dividend payable of $85.1 million to stockholders of record as of July 1, 2013.
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
Earnings per share for the three and six months ended June 30, 2013 and 2012 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$56,300	$149,200	$180,900	$292,100
Weighted average common shares outstanding	362,948	367,886	362,808	369,442
Basic earnings per share	$0.16	$0.41	$0.50	$0.79
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$56,300	$149,200	$180,900	$292,100
Weighted average common shares outstanding	362,948	367,886	362,808	369,442
Effect of dilutive securities:
Options to purchase common stock	1,400	887	1,387	1,151
Unvested restricted stock awards	39	98	28	88
Weighted average common and common equivalent shares outstanding	364,387	368,871	364,223	370,681
Diluted earnings per share	$0.15	$0.40	$0.50	$0.79
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	2,523	8,416	2,393	7,811

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2012	$23.1	$(17.3)	$5.8
Other comprehensive loss before reclassifications	1.2	—	1.2
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Net current-period other comprehensive loss	1.6	—	1.6
Ending balance, June 30, 2013	$24.7	$(17.3)	$7.4

A summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$—	$0.1	$0.1	$0.2	Revenue
Fuel hedges	0.5	0.4	1.8	0.8	Cost of operations
Interest rate contracts	(0.6)	(0.5)	(1.2)	(1.0)	Interest expense
	(0.1)	—	0.7	—	Total before tax
	—	—	(0.3)	—	Tax expense
	$(0.1)	$—	$0.4	$—	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. The swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2013:

Year	Remaining Gallons Hedged	Weighted Average Contract Price per Gallon
2013	15,060,000	$3.81
2014	27,000,000	3.81
2015	15,000,000	3.73
2016	9,000,000	3.69

If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counter-party.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at June 30, 2013 and December 31, 2012 were current assets of $1.3 million and $3.1 million and current liabilities of $2.2 million and $0.4 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and six months ended June 30, 2013 and 2012, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on our comprehensive income for the three and six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,
	2013	2012
Fuel hedges	$(3.5)	$(11.9)

	Six Months Ended June 30,
	2013	2012
Fuel hedges	$(2.2)	$(4.2)

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

The following costless collar hedges were outstanding as of June 30, 2013:

			Weighted Average
Year	Transaction Hedged	Remaining Tons Hedged	Floor Strike Price Per Short Ton	Cap Strike Price Per Short Ton
2013	OCC	129,000	$85	$129
2013	ONP	12,000	65	90
2014	OCC	18,000	85	116

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges at June 30, 2013 and December 31, 2012 were current assets of $0.4 million and $1.0 million, respectively, and current liabilities of $0.9 million and $1.2 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and six months ended June 30, 2013 and 2012, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our recycling commodity hedges on our comprehensive income for the three and six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,
	2013	2012
Recycling commodity hedges	$0.4	$(0.2)

	Six Months Ended June 30,
	2013	2012
Recycling commodity hedges	$(0.2)	$(0.5)

Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

As of June 30, 2013 and December 31, 2012, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$81.1	$81.1	$—	$—
Bonds	42.3	—	42.3	—
Fuel hedges - other current assets	1.3	—	1.3	—
Commodity hedges - other current assets	0.4	—	0.4	—
Total assets	$125.1	$81.1	$44.0	$—
Liabilities:
Fuel hedges - other accrued liabilities	2.2	—	2.2	—
Commodity hedges - other accrued liabilities	0.9	—	0.9	—
Total liabilities	$3.1	$—	$3.1	$—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.8	$62.8	$—	$—
Bonds	40.1	—	40.1	—
Fuel hedges - other current assets	3.1	—	3.1	—
Commodity hedges - other current assets	1.0	—	1.0	—
Total assets	$107.0	$62.8	$44.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.4	$—	$0.4	$—
Commodity hedges - other accrued liabilities	1.2	—	1.2	—
Total liabilities	$1.6	$—	$1.6	$—

13. SEGMENT REPORTING
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated financial statements for all periods presented reflect the impact of the restructuring of our operations in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2013 and 2012 is shown in the following tables:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2013
East	$725.0	$(103.6)	$621.4	$62.6	$113.7	$38.2	$4,882.0
Central	795.2	(156.9)	638.3	77.0	113.3	87.0	5,718.2
West	1,008.9	(183.9)	825.0	85.0	188.6	107.5	8,263.0
Corporate entities	30.7	(3.7)	27.0	11.6	(234.4)	14.3	911.0
Total	$2,559.8	$(448.1)	$2,111.7	$236.2	$181.2	$247.0	$19,774.2
Three Months Ended June 30, 2012
East	$722.7	$(101.8)	$620.9	$61.9	$125.6	$39.1	$4,918.7
Central	763.3	(141.7)	621.6	73.3	119.6	61.9	5,600.1
West	964.4	(169.2)	795.2	83.1	177.4	70.3	8,241.4
Corporate entities	26.5	(3.6)	22.9	16.3	(35.6)	17.0	830.1
Total	$2,476.9	$(416.3)	$2,060.6	$234.6	$387.0	$188.3	$19,590.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2013
East	$1,418.7	$(199.0)	$1,219.7	$124.0	$229.3	$70.4	$4,882.0
Central	1,506.4	(285.6)	1,220.8	149.5	225.8	131.6	5,718.2
West	1,976.0	(355.4)	1,620.6	167.8	359.9	162.9	8,263.0
Corporate entities	56.1	(6.9)	49.2	23.7	(359.6)	96.9	911.0
Total	$4,957.2	$(846.9)	$4,110.3	$465.0	$455.4	$461.8	$19,774.2
Six Months Ended June 30, 2012
East	$1,421.8	$(196.6)	$1,225.2	$121.9	$246.4	$103.8	$4,918.7
Central	1,475.9	(269.0)	1,206.9	145.4	226.1	117.5	5,600.1
West	1,890.7	(327.9)	1,562.8	165.1	340.8	165.7	8,241.4
Corporate entities	55.1	(7.0)	48.1	35.6	(99.4)	75.5	830.1
Total	$4,843.5	$(800.5)	$4,043.0	$468.0	$713.9	$462.5	$19,590.3

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
The following table shows our total reported revenue by service line for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Collection:
Residential	$548.6	26.0%	$541.1	26.3%	$1,083.9	26.4%	$1,072.1	26.5%
Commercial	650.5	30.8	630.9	30.6	1,293.9	31.5	1,252.0	31.0
Industrial	413.2	19.6	391.1	19.0	790.0	19.2	758.8	18.8
Other	8.9	0.4	8.6	0.4	17.1	0.4	16.5	0.4
Total collection	1,621.2	76.8	1,571.7	76.3	3,184.9	77.5	3,099.4	76.7
Transfer	265.9		249.0		499.2		474.9
Less: Intercompany	(159.9)		(147.1)		(301.7)		(282.3)
Transfer, net	106.0	5.0	101.9	4.9	197.5	4.8	192.6	4.8
Landfill	493.8		483.3		925.2		931.0
Less: Intercompany	(234.7)		(224.3)		(441.7)		(431.8)
Landfill, net	259.1	12.3	259.0	12.6	483.5	11.8	499.2	12.3
Sale of recyclable materials	90.3	4.3	97.1	4.7	178.3	4.3	188.1	4.6
Other non-core	35.1	1.6	30.9	1.5	66.1	1.6	63.7	1.6
Other	125.4	5.9	128.0	6.2	244.4	5.9	251.8	6.2
Total revenue	$2,111.7	100.0%	$2,060.6	100.0%	$4,110.3	100.0%	$4,043.0	100.0%

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $80 million relating to our outstanding legal proceedings as of June 30, 2013, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $131 million higher than the amount recorded as of June 30, 2013.
Countywide Matters
As is discussed in Note 6, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for the landfill recorded as of June 30, 2013 is $51.0 million, of which $4.0 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $70 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case consisted of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On July 11, 2013, we finalized a settlement and resolved this case.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of June 30, 2013 is $83.8 million, of which $8.6 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.
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
Central States, Southeast and Southwest Areas Pension Fund
We have CBAs with local bargaining units of the Teamsters under which we have obligations to contribute to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). These CBAs have been under negotiation during 2013. As part of our CBA negotiations, we have withdrawn or proposed to withdraw from the Fund. Withdrawal is only one of the issues in these negotiations, and we do not know what the ultimate outcome of the negotiations in any locale will be. With respect to each CBA, if we do withdraw, this will constitute a Withdrawal Event and will require us to make payments to the Fund for a

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

proportionate share of its unfunded vested liabilities.
In 2012, we withdrew recognition of the Teamsters as the designated representative of our employees in our Danville, Illinois facility and employees in our Dayton, Ohio facility ratified a new CBA that includes a provision terminating our obligation to contribute to the Fund. Each of these actions constituted a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we estimated our 2012 liability to the Fund associated with these two Withdrawal Events to be approximately $31 million, which we charged to earnings in 2012.
In the first quarter of 2013, employees at three of our locations in Michigan separately ratified new CBAs that no longer provide for participation in the Fund. Each of these actions constituted a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability associated with these three Withdrawal Events will be approximately $58 million, which we charged to earnings during the three months ended March 31, 2013.
In the second quarter of 2013, employees at our locations in Cleveland and Memphis separately ratified new CBAs that no longer provide for participation in the Fund. Each of these actions constituted a Withdrawal Event. Based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors including our estimated number of 2013 contribution based units, we have estimated our liability associated with these Withdrawal Events will be approximately $42 million, which we charged to earnings during the three months ended June 30, 2013.
If we have an additional Withdrawal Event or Events with respect to one or more of the remaining bargaining units, the amount ultimately payable would depend upon a number of variable factors involving valuations and actuarial calculations, and we do not presently know what the result of those calculations and valuations would be. However, based on our current estimates, we believe our additional liability for a complete 2013 withdrawal from the Fund would be approximately $33 million. In the future, a loss may become probable, at which time or times we will incur an expense that will reduce earnings. Any such expense may be material to our results of operations in the period or periods incurred. The liability associated with any such expense or expenses ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.
In July 2013, we reached tentative agreements with union representatives at certain of the remaining bargaining units for new CBAs that no longer provide for participation in the Fund. On July 22, 2013, one of these bargaining unit's membership ratified the new agreement, thereby constituting a Withdrawal Event. In connection with this event, we estimate our withdrawal liability will be approximately $12 million, which we will recognize as a charge to earnings during the three months ended September 30, 2013.  We estimate that our share of the withdrawal liability for the remaining bargaining units is approximately $21 million.  It is reasonably possible that our continued negotiations may result in a complete 2013 withdrawal from the Fund during the second half of 2013.
Regarding all our withdrawal estimates, we will continue to obtain additional information from the Fund regarding the estimated costs associated with withdrawal.  Due to the inherent judgments and estimates regarding the Withdrawal Events a change to these estimates is possible.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes the nature of restrictions related to our restricted cash and marketable securities:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	June 30, 2013	December 31, 2012
Financing proceeds	$40.6	$24.7
Capping, closure and post-closure obligations	55.3	54.8
Self-insurance	85.1	81.3
Other	2.8	3.4
Total restricted cash and marketable securities	$183.8	$164.2
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

15. SUBSEQUENT EVENTS

At its meeting held in July 2013, our board of directors approved an increase in our quarterly dividend of 10.6% to $0.26 per share. The quarterly dividend of $0.26 per share will be paid on October 15, 2013 to stockholders of record on October 1, 2013.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 334 collection operations. We own or operate 199 transfer stations, 192 active solid waste landfills and 70 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the six months ended June 30, 2013 increased by 1.7% to $4,110.3 million compared to $4,043.0 million for the same period in 2012. This change in revenue is due to increases in average yield of 1.3%, fuel recovery fees of 0.3% and acquisitions, net of divestitures of 0.5%, partially offset by decreases in volume of 0.1% and recycling commodities pricing of 0.3%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue	$2,111.7	100.0%	$2,060.6	100.0%	$4,110.3	100.0%	$4,043.0	100.0%
Expenses:
Cost of operations	1,410.0	66.8	1,238.5	60.2	2,633.1	64.1	2,441.7	60.4
Depreciation, amortization and depletion of property and equipment	199.4	9.4	197.1	9.6	391.7	9.5	393.1	9.7
Amortization of other intangible assets and other assets	17.6	0.8	17.8	0.9	34.9	0.8	35.5	0.9
Accretion	19.2	0.9	19.7	0.9	38.4	0.9	39.4	1.0
Selling, general and administrative	228.2	10.8	197.3	9.6	434.7	10.6	419.7	10.4
Negotiation and withdrawal costs - Central States Pension Fund	53.9	2.6	3.2	—	116.1	2.8	3.3	—
Gain on disposition of assets and impairments, net	(0.8)	—	—	—	(1.9)	—	(3.6)	(0.1)
Restructuring charges	3.0	0.1	—	—	7.9	0.2	—	—
Operating income	$181.2	8.6%	$387.0	18.8%	$455.4	11.1%	$713.9	17.7%

Our pre-tax income was $91.1 million and $274.4 million for the three and six months ended June 30, 2013, respectively, versus $178.6 million and $401.7 million for the comparable 2012 periods, respectively. Our net income attributable to Republic Services, Inc. was $56.3 million and $180.9 million for the three and six months ended June 30, 2013, or $0.15 and $0.50 per diluted share, respectively, versus $149.2 million and $292.1 million, or $0.40 and $0.79 per diluted share for the comparable 2012 periods, respectively.
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

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$91.1	$56.3	$0.15	$178.6	$149.2	$0.40
Negotiation and withdrawal costs - Central States Pension Fund	53.9	33.7	0.10	3.2	1.8	0.01
Restructuring charges	3.0	1.4	—	—	—	—
Loss on extinguishment of debt	0.3	0.1	—	110.3	67.4	0.18
Gain on disposition of assets and impairments, net	(0.9)	(0.4)	—	—	—	—
Bridgeton remediation	108.7	65.6	0.18	—	—	—
Adjusted	$256.1	$156.7	$0.43	$292.1	$218.4	$0.59

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$274.4	$180.9	$0.50	$401.7	$292.1	$0.79
Negotiation and withdrawal costs - Central States Pension Fund	116.1	72.4	0.20	3.3	1.9	0.01
Restructuring charges	7.9	4.9	0.01	—	—	—
Loss on extinguishment of debt	2.1	1.2	—	110.3	67.4	0.18
Gain on disposition of assets and impairments, net	(1.9)	(0.9)	—	(3.6)	(2.2)	(0.01)
Bridgeton remediation	108.7	65.6	0.18	—	—	—
Adjusted	$507.3	$324.1	$0.89	$511.7	$359.2	$0.97

We believe that presenting adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc., and adjusted diluted earnings per share, which are not measures determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation second quarter 2013 charge, we are adjusting such amount due to its significant effect on our operating results. However, in the ordinary course of our business, we often incur remediation adjustments that we do not adjust from our operating results. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services Inc., and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

Negotiation and withdrawal costs - Central States Pension Fund.  During the three and six months ended June 30, 2013, we recorded charges to earnings of $42.0 million and $99.9 million, respectively, for our partial withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). Also, during the three and six months ended June 30, 2013, we incurred costs of $11.9 million and $16.2 million, respectively, related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.

Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms.

Loss on extinguishment of debt. During the six months ended June 30, 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash write-off of deferred issuance costs.
Gain on disposition of assets and impairments, net. For more detailed discussion of the components of this, see our “Gain on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Bridgeton remediation.  For the three months ended June 30, 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri in the amount of $108.7 million to manage the remediation area and monitor the site.
Recent Developments
In July 2013, we reaffirmed our full year 2013 guidance for adjusted diluted earnings per share. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2013, which is not a measure determined in accordance with GAAP:

(Anticipated) Year Ending December 31, 2013
Diluted earnings per share	$1.39 - $1.44
Negotiation costs - Central States	0.26
Restructuring charges	0.03
Loss on extinguishment of debt	—
Gain on disposition of assets and impairments, net	—
Bridgeton remediation	0.18
Adjusted diluted earnings per share	$1.86 - $1.91

We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt, negotiation and withdrawal costs - Central States Pension Fund, restructuring charges, gain on disposition of assets and impairments, net, and Bridgeton remediation charges provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

In July 2013, we reached tentative agreements with union representatives at certain of the remaining bargaining units for new CBAs that no longer provide for participation in the Fund. On July 22, 2013, one of these bargaining unit's membership ratified the new agreement, thereby constituting a Withdrawal Event. For additional discussion and detail regarding our obligations to Central States, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

At its meeting held in July 2013, our board of directors approved an increase in our quarterly dividend of 10.6% to $0.26 per share. The quarterly dividend of $0.26 per share will be paid on October 15, 2013 to stockholders of record on October 1, 2013.

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
The following table reflects our revenue by service line for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Collection:
Residential	$548.6	26.0%	$541.1	26.3%	$1,083.9	26.4%	$1,072.1	26.5%
Commercial	650.5	30.8	630.9	30.6	1,293.9	31.5	1,252.0	31.0
Industrial	413.2	19.6	391.1	19.0	790.0	19.2	758.8	18.8
Other	8.9	0.4	8.6	0.4	17.1	0.4	16.5	0.4
Total collection	1,621.2	76.8	1,571.7	76.3	3,184.9	77.5	3,099.4	76.7

Transfer	265.9		249.0		499.2		474.9
Less: Intercompany	(159.9)		(147.1)		(301.7)		(282.3)
Transfer, net	106.0	5.0	101.9	4.9	197.5	4.8	192.6	4.8

Landfill	493.8		483.3		925.2		931.0
Less: Intercompany	(234.7)		(224.3)		(441.7)		(431.8)
Landfill, net	259.1	12.3	259.0	12.6	483.5	11.8	499.2	12.3

Sale of recyclable materials	90.3	4.3	97.1	4.7	178.3	4.3	188.1	4.6
Other non-core	35.1	1.6	30.9	1.5	66.1	1.6	63.7	1.6
Other	125.4	5.9	128.0	6.2	244.4	5.9	251.8	6.2

Total revenue	$2,111.7	100.0%	$2,060.6	100.0%	$4,110.3	100.0%	$4,043.0	100.0%

Revenue increased by 2.5% and 1.7% during the three and six months ended June 30, 2013 over the same periods in 2012 across all collection lines of business and transfer station line of business. The revenue increase within the collection business was primarily attributable to the increase in the commercial and industrial lines of business. The revenue increase in the disposal line of business was due to transfer revenue increase with landfill revenue remaining flat. Sale of recyclable materials decreased primarily due to cardboard and newspaper commodity price decreases. Other non-core revenue increased as a result of increases associated with the subcontracted portion of our National Accounts.

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

This quarter we conformed the terms used to describe components of price in an effort to better align with industry participants.  We have not changed our calculation methodology, but we believe use of these terms allow for consistent comparison across the industry. Average yield, which we formerly referred to as "core price," is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. We now use "core price" to mean price increases to customers and fees, excluding fuel recovery, net of price decreases to retain customers.

The following table reflects changes in our revenue for the three and six months ended June 30, 2013 versus the comparable 2012 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average yield	1.3%	0.6%	1.3%	0.6%
Fuel recovery fees	0.2	(0.1)	0.3	0.2
Total price	1.5	0.5	1.6	0.8
Volume	0.9	(1.3)	(0.1)	(0.6)
Recycling commodities	(0.3)	(1.0)	(0.3)	(0.9)
Total internal growth	2.1	(1.8)	1.2	(0.7)
Acquisitions / divestitures, net	0.4	0.6	0.5	0.5
Total	2.5%	(1.2)%	1.7%	(0.2)%

Core price	3.1%	2.6%	3.1%	2.6%

During the three and six months ended June 30, 2013, we experienced the following changes in our revenue versus the comparable 2012 periods:

•	Average yield increased revenue by 1.3% during both the three and six months ended June 30, 2013 over the same periods in 2012 due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.2% and 0.3%, respectively, of the total revenue growth during the three and six months ended June 30, 2013. This fee fluctuates with the price of fuel and, consequently, any increase in fuel prices would result in a partial increase in our revenue. Higher fuel recovery fees for the three and six months ended June 30, 2013 as compared to prior year resulted primarily from an increase in the fuel recovery rates charged. During the three and six months ended June 30, 2013, we were able to recover approximately 75% and 74%, respectively, of our fuel costs with fuel recovery fees versus 69% and 67%, respectively, for the comparable prior year periods.

•
Volume increased revenue by 0.9% during the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to volume increases in our industrial and commercial collection, transfer station and non-core lines of business due to improving business activity and new National Accounts contracts. The industrial line of business volume increases for the three months ended June 30, 2013 were primarily due to higher temporary roll-off hauls due to increased construction activity. For the six months ended June 30, 2013, we experienced volume increases of 0.1% as a result of higher volumes in commercial, industrial collection and non-core lines of business partially offset by lower volumes in our disposal and residential collection lines of business and a decline of 0.2% due to one less workday. Volume decreases in our landfill line of business during the three and six months ended June 30, 2013 were primarily attributable to decreases in special waste landfill volumes which were partially offset by municipal solid waste and construction and demolition volume increases during the three months ended June 30, 2013 . Volume declines in special waste were caused by special waste event work not recurring in 2013.

•
Recycling commodities decreased revenue by 0.3% during both the three and six months ended June 30, 2013 over the same periods in 2012, primarily due to the change in the market price of materials. Average prices for old corrugated cardboard for the three and six months ended June 30, 2013 were $125 and $124 per ton versus $136 and $137 per ton for the comparable 2012 periods, a decrease of $11 and $13 per ton or 8% and 9%, respectively. Average prices of old newspaper for the three and six months ended June 30, 2013 were $96 and $99 per ton versus $111 per ton for both of the comparable 2012 periods, a decrease of $15 and $12 per ton or 14% and 11%, respectively.  The declines in prices were partially offset by increased volumes processed. Our recycling commodity volume for the three and six months ended June 30, 2013 of 0.6 million tons and 1.1 million tons, respectively, was 4% and 6% higher, respectively, than volumes in the comparable 2012 periods as a result of our investment in recycling centers along with higher organic volumes.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Labor and related benefits	$410.9	19.5%	$390.5	19.0%	$811.4	19.7%	$779.4	19.3%
Transfer and disposal costs	167.3	8.0	157.7	7.7	310.1	7.5	301.0	7.4
Maintenance and repairs	186.2	8.8	170.7	8.3	359.7	8.8	336.6	8.3
Transportation and subcontract costs	116.8	5.5	109.8	5.3	221.3	5.4	216.1	5.3
Fuel	129.0	6.1	132.0	6.4	256.6	6.2	263.2	6.5
Franchise fees and taxes	104.3	4.9	102.5	5.0	200.6	4.9	199.6	4.9
Landfill operating costs	36.5	1.7	32.2	1.6	77.4	1.9	59.0	1.5
Risk management	45.5	2.2	41.3	2.0	87.0	2.1	87.7	2.2
Cost of goods sold	30.0	1.4	33.8	1.6	58.3	1.4	64.5	1.6
Other	74.8	3.5	68.0	3.2	142.0	3.6	134.6	3.4
Subtotal cost of operations	1,301.3	61.6	1,238.5	60.1	2,524.4	61.5	2,441.7	60.4
Bridgeton remediation	108.7	5.2	—	—	108.7	2.6	—	—
Total cost of operations	$1,410.0	66.8%	$1,238.5	60.1%	$2,633.1	64.1%	$2,441.7	60.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased $171.5 million and $191.4 million or, as a percentage of revenue 6.7% and 3.7%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, health care costs and collection volumes. Partially offsetting these increases was a decline in labor expenses due to one less workday during the six months ended June 30, 2013 versus the comparable 2012 period. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower landfill revenue during the six months ended June 30, 2013 versus the comparable 2012 period as the landfill line of business has a lower variable labor component.

•
Transfer and disposal costs increased primarily due to higher prices and volumes disposed at third party sites and heavier container weights in the collection lines of business. During the six months ended June 30, 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) versus 67% for 2012.

•
Maintenance and repairs expense increased due to the higher collection volume, cost of parts, third party truck repairs and costs associated with our fleet maintenance initiatives partially offset by the favorable impact of one less workday during the six months ended June 30, 2013 versus the comparable 2012 period. Container and compactor maintenance had an unfavorable impact on maintenance and repairs expense due primarily to increased container repairs resulting from unit growth in our commercial and industrial lines of business.

•
Subcontract costs increased primarily due to new National Accounts contracts and subcontracted work in the industrial line of business due to volume increases. Transportation costs increased due to an increase in transfer station volumes and increased fuel surcharges, partially offset by a loss of certain disposal contracts in our East Region and lower special waste event landfill volume.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue increased $4.3 million and 0.1% and $18.4 million or 0.4%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods primarily due to favorable remediation adjustments of $2.8 million and $11.3 million, respectively, recorded during the prior year periods. In addition, leachate management expenses during the three and six months ended June 30, 2013 increased by $1.7 million and $7.2 million, respectively, versus the comparable 2012 periods.

•
Risk management expenses increased during the three months ended June 30, 2013 primarily due to lower favorable actuarial development versus the comparable 2012 period and remained consistent for the six months ended June 30, 2013 versus the comparable 2012 period.

•
For the three and six months ended June 30, 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri in the amount of $108.7 million to manage the remediation area and monitor the site.

These increases in costs were partially offset by:

•
Our fuel costs in aggregate dollars and as a percentage of revenue decreased $3.0 million and 0.3% and $6.6 million or 0.3%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods due to conversion to lower cost compressed natural gas (CNG), alternative fuel tax credits and one less workday during the current six month period which resulted in lower fuel consumption. In addition, average fuel costs per gallon for the three months ended June 30, 2013 were $3.88 versus $3.95 for the comparable 2012 period, a decrease of $0.07 or 1.8%.  Average fuel costs per gallon for the six months ended June 30, 2013 and for the comparable 2012 period were $3.96.

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

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue decreased $3.8 million and 0.2% and $6.2 million or 0.2%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily due to a decline in the market value of recycled commodities offset by an increase in the volume of commodities sold.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Depreciation and amortization of property and equipment	$133.6	6.3%	$128.3	6.2%	$267.9	6.5%	$257.6	6.4%
Landfill depletion and amortization	65.8	3.1	68.8	3.4	123.8	3.0	135.5	3.3
Depreciation, amortization and depletion expense	$199.4	9.4%	$197.1	9.6%	$391.7	9.5%	$393.1	9.7%

Depreciation and amortization of property and equipment in aggregate dollars and as a percentage of revenue increased $5.3 million and 0.1% and $10.3 million or 0.1%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles, which are more expensive than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational in 2013 and 2012.

Landfill depletion and amortization expense in aggregate dollars and as a percentage of revenue decreased $3.0 million and 0.3% and $11.7 million or 0.3%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods. During the three and six months ended June 30, 2012, we recorded unfavorable amortization expense adjustments of $3.5 million and $9.4 million, respectively, primarily related to asset retirement obligations at closed landfills versus favorable amortization expense adjustments of $0.8 million and $0.6 million recorded during the comparable 2013 periods. In addition, landfill depletion expense declined due to lower landfill disposal volumes, as previously noted in our Revenue discussion.
Amortization of Other Intangible and Other Assets
Amortization of intangible and other assets was $17.6 million and $34.9 million, or 0.8% of revenue, for the three and six months ended June 30, 2013, respectively, versus $17.8 million and $35.5 million, or 0.9% of revenue, for the comparable 2012 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements.

Accretion Expenses
Accretion expenses were $19.2 million and $38.4 million, or 0.9% of revenue, for the three and six months ended June 30, 2013 versus $19.7 million and $39.4 million, or 0.9% and 1.0% of revenue, for the comparable 2012 periods. The amounts have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Salaries	$139.9	6.6%	$137.3	6.7%	$277.0	6.7%	$287.8	7.1%
Provision for doubtful accounts	4.6	0.2	5.6	0.3	7.5	0.2	12.8	0.3
Other	83.7	4.0	54.4	2.6	150.2	3.7	119.1	3.0
Total selling, general and administrative expenses	$228.2	10.8%	$197.3	9.6%	$434.7	10.6%	$419.7	10.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative costs during the three and six months ended June 30, 2013 and 2012 are summarized below:

•
Salaries expense decreased $10.8 million or 0.4% of revenue for the six months ended June 30, 2013 versus the comparable 2012 period. During the three months ended December 31, 2012, we announced a reorganization of our field and corporate operations that included reductions in staffing levels resulting in lower salaries expense related to managerial, supervisory and sales representative functions. Salaries expense increased $2.6 million for the three months ended June 30, 2013 versus the comparable 2012 period primarily due to a favorable management incentive compensation adjustment recorded during the three months ended June 30, 2012. In addition, during the three months ended June 30, 2013 we recorded severance costs due to senior management departures and higher salaries, payroll taxes and benefits resulting from merit increases partially offset by lower salaries expense in connection with the reorganization.

•
Provision for doubtful accounts decreased $1.0 million and 0.1% of revenue and $5.3 million or 0.1% of revenue, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods due to lower past due and unrecoverable amounts from certain municipalities and improved collection efforts.

•
Other selling, general and administrative expenses in aggregate dollars and as a percentage of revenue increased $29.3 million and 1.4% and $31.1 million or 0.7%, respectively, for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily as a result of an increase in legal settlement expenses of $17.4 million and $21.1 million, respectively, related to legal matters occurring in the ordinary course of business partially offset by lower legal fees, meeting and event costs, and consulting and professional fees as a result of our cost containment measures. In addition, during the three and six months ended June 30, 2012, we recorded net favorable adjustments of $12.1 million and $10.5 million, respectively, in our legal settlement expenses primarily related to a favorable settlement of a legal matter.

Negotiation and withdrawal costs - Central States Pension Fund
During the three and six months ended June 30, 2013, we recorded a charge to earnings of $42.0 million and $99.9 million, respectively, for our partial withdrawal liability from the Fund. Also, during the three and six months ended June 30, 2013, we incurred costs of $11.9 million and $16.2 million, respectively, related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.
For additional discussion and detail regarding our obligations to Central States, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Gain on Disposition of Assets and Impairments, Net
During the three and six months ended June 30, 2013, we recorded a net gain on disposition of assets and impairments of $0.8 million and $1.9 million, respectively, primarily related to contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture in our West Region. In addition, during the three months ended June 30, 2013 we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds. During the six months ended June 30, 2012, we recorded a net gain on disposition of assets and impairments of $3.6 million related to a divestiture in our East Region.

Restructuring Charges
During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms. We expect to incur approximately $3.9 million of additional expense during the remainder of 2013 to complete these activities. Substantially all of these charges were or will be recorded in our corporate segment, and we expect the charges will be paid primarily during 2013.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense on debt and capital lease obligations	$80.0	$85.5	$159.1	$174.1
Accretion of debt discounts	1.7	3.8	3.4	8.7
Accretion of remediation and risk reserves	10.2	11.5	20.3	23.8
Less: capitalized interest	(1.7)	(2.0)	(3.0)	(3.5)
Total interest expense	$90.2	$98.8	$179.8	$203.1

The decrease in interest expense and accretion of debt discounts during the three and six months ended June 30, 2013 versus the comparable 2012 periods is primarily due to refinancing certain of our higher interest rate debt in 2012. Cash paid for interest was $162.4 million and $177.0 million for the six months ended June 30, 2013 and 2012, respectively.

Loss on Extinguishment of Debt
During the six months ended June 30, 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash write-off of deferred issuance costs.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2013 was 38.1% and 34.0%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2012 was 16.3% and 27.2%, respectively. The effective tax rate for the six months ended June 30, 2013 was favorably affected by the January 2013 resolution of our 2009-2010 tax years with the IRS appeals division and Congressional Joint Committee on Taxation. The effective tax rate for the three months and six months ended June 30, 2012 was favorably affected by a change in estimated non-deductible penalties relating to certain legal settlements and the settlement of Allied's 2004-2008 tax years at the IRS appeals division.
For additional discussion and detail regarding our income taxes see our Income Taxes discussion in Note 8 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Reportable Segments
Our operations are managed and reviewed through three geographic regions that we designate as our reportable segments. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2013 and 2012 is shown in the following table (in millions of dollars and, in the case of operating margin, as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2013
East	$621.4	$62.6	$—	$62.6	$—	$113.7	18.3%
Central	638.3	77.3	(0.3)	77.0	—	113.3	17.8
West	825.0	85.0	—	85.0	0.9	188.6	22.9
Corporate entities	27.0	12.1	(0.5)	11.6	(0.1)	(234.4)	—
Total	$2,111.7	$237.0	$(0.8)	$236.2	$0.8	$181.2	8.6%
Three Months Ended June 30, 2012
East	$620.9	$61.9	$—	$61.9	$0.1	$125.6	20.2%
Central	621.6	73.3	—	73.3	(0.1)	119.6	19.2
West	795.2	83.1	—	83.1	—	177.4	22.3
Corporate entities	22.9	12.8	3.5	16.3	—	(35.6)	—
Total	$2,060.6	$231.1	$3.5	$234.6	$—	$387.0	18.8%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2013
East	$1,219.7	$124.0	$—	$124.0	$—	$229.3	18.8%
Central	1,220.8	149.6	(0.1)	149.5	—	225.8	18.5
West	1,620.6	167.8	—	167.8	1.9	359.9	22.2
Corporate entities	49.2	24.2	(0.5)	23.7	—	(359.6)	—
Total	$4,110.3	$465.6	$(0.6)	$465.0	$1.9	$455.4	11.1%
Six Months Ended June 30, 2012
East	$1,225.2	$122.4	$(0.5)	$121.9	$3.7	$246.4	20.1%
Central	1,206.9	145.4	—	145.4	(0.1)	226.1	18.7
West	1,562.8	165.1	—	165.1	—	340.8	21.8
Corporate entities	48.1	25.7	9.9	35.6	—	(99.4)	—
Total	$4,043.0	$458.6	$9.4	$468.0	$3.6	$713.9	17.7%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2013 with the comparable 2012 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
East Region
Revenue for the three months ended June 30, 2013 increased 0.1% due primarily to average yield and volume increases in our commercial and industrial collection lines of business as well as an average yield increase in our landfill line of business and acquisitions. These increases were partially offset by declines in volume in our residential collection, landfill and transfer station lines of business, coupled with lower recycling commodity revenue and an average yield decrease in our transfer station line of business.
Revenue for the six months ended June 30, 2013 declined 0.5% from the comparable 2012 period due primarily to declines in volume in our residential collection, landfill and transfer station lines of business, coupled with lower recycling commodity revenue. The volume declines in our residential collection line of business were primarily due to the loss of a few municipal contracts and volume decreases in our disposal lines of business were primarily related to the loss of certain disposal contracts. These decreases were partially offset by average yield increases in all lines of business.
Operating income margin in our East Region decreased 1.9% from 20.2% for the three months ended June 30, 2012 to 18.3% for the three months ended June 30, 2013, and declined from 20.1% for the six months ended June 30, 2012 to 18.8% for the six months ended June 30, 2013, or 1.3%. The following cost categories impacted operating income:

•
Cost of operations negatively impacted operating income during both the three and six months ended June 30, 2013 versus the comparable 2012 periods primarily due to higher labor and benefits, risk management and repair and maintenance costs. Landfill operating expenses increased quarter over quarter primarily due to higher leachate disposal and transportation costs, as well as higher road and other landfill maintenance. These unfavorable items were partially offset by lower fuel expenses due to the lower price of diesel fuel and lower franchise fees. Landfill operating costs declined during the six months ended June 30, 2013 versus the comparable 2012 period primarily due to lower third party surveying and engineering costs. In addition, cost of goods sold declined quarter over quarter primarily due to lower market value of recycled commodities. Cost of goods sold increased for the six months ended June 30, 2013 due to a higher volume of commodities sold.

•
Selling, general & administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and a lower provision for doubtful accounts.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income during the six months ended June 30, 2013 versus the comparable 2012 period primarily as a result of a gain on disposition of assets of $3.7 million recorded in 2012.

Central Region
Revenue for the three months ended June 30, 2013 increased 2.7% primarily due to average yield and volume increases in all lines of business except for residential collection. These increases were partially offset by a decline in volume in our residential collection line of business coupled with lower recycling commodity revenue.
Revenue for the six months ended June 30, 2013 increased 1.2% primarily due to average yield increases in all lines of business and a volume increase in our commercial collection line of business. These increases were partially offset by declines in volume in our industrial and residential collection and disposal lines of business coupled with lower recycling commodity revenue.
Operating income margin in our Central Region decreased from 19.2% for the three months ended June 30, 2012 to 17.8% for the three months ended June 30, 2013, or 1.4% and decreased from 18.7% for the six months ended June 30, 2012 to 18.5% for the six months ended June 30, 2013, or 0.2%, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, repair and maintenance, fuel, franchise fees, risk management and cost of goods sold. Landfill operating expenses increased primarily due to higher landfill gas maintenance costs and higher leachate disposal and transportation costs. These unfavorable items were partially offset by favorable transfer and disposal costs due to lower disposal volumes.

•
Selling, general & administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and lower legal settlement and legal fee expenses.

West Region
Revenue for both the three and six months ended June 30, 2013 increased 3.7% due to increases in average yield and volume in all lines of business.
Operating income margin in our West Region increased from 22.3% for the three months ended June 30, 2012 to 22.9% for the three months ended June 30, 2013, or 0.6% and increased from 21.8% for the six months ended June 30, 2012 to 22.2% for the six months ended June 30, 2013, or 0.4%, primarily as a result of increased revenue partially offset by the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, franchise fees, transportation and subcontract costs as well as repair and maintenance costs. Environmental costs increased primarily due to higher landfill operating materials, and cost of goods sold increased due to a higher volume of commodities sold. These items were partially offset by lower transfer and disposal costs as well as lower fuel costs due to increased usage of CNG and alternative fuel credits.

•
Selling, general & administrative costs unfavorably impacted operating income for the six months ended June 30, 2013 primarily due to higher legal settlement expenses partially offset by lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and a lower provision for doubtful accounts.

•
Gain on disposition of assets and impairments, net favorably impacted operating income during the three months ended March 31, 2013 versus the comparable 2012 period due to contingent sale price of $1.0 million received in connection with a 2011 business divestiture. In addition, during the three months ended June 30, 2013, we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds.

Corporate Entities
During the three and six months ended June 30, 2013, the corporate entities had operating losses of $234.4 million and $359.6 million, respectively, versus $35.6 million and $99.4 million for the comparable 2012 periods.

Operating losses for the three months ended June 30, 2013 were favorably impacted by lower meeting and event costs as a result of our cost containment measures and favorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills. These favorable adjustments were more than offset by unfavorable remediation adjustments due to a $108.7 million charge recorded in connection with environmental conditions at our closed Bridgeton Landfill in Missouri and charges to earnings of $42.0 million for our partial withdrawal liability from Central States. In addition, during the three months ended June 30, 2013 we recorded an increase in legal settlement expenses of $16.1 million related to legal matters occurring in the ordinary course of business while during the three months ended June 30, 2012, we recorded net favorable adjustments of $21.5 million in our legal settlement expenses primarily related to a favorable settlement of a legal matter. Operating losses for the the three and six months ended June 30, 2012 were also favorably impacted by environmental remediation adjustments totaling $2.8 million and $11.3 million, respectively, partially offset by unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills of $3.5 million and $9.9 million, respectively.
Operating losses for the six months ended June 30, 2013 were favorably impacted by lower meeting and event costs as a result of our cost containment measures and favorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills. These favorable adjustments were more than offset by unfavorable remediation adjustments of $108.7 million recorded in connection with environmental conditions at our closed Bridgeton Landfill in Missouri, charges to earnings of $99.9 million for our partial withdrawal liability from Central States and increased leachate management expenses related to a closed landfill. In addition, during the six months ended June 30, 2013 we recorded an increase in legal settlement expenses of $16.2 million related to legal matters occurring in the ordinary course of business while during the three months ended June 30, 2012, we recorded net favorable adjustments of $21.1 million in our legal settlement expenses primarily related to a favorable settlement of a legal matter.
During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancellable terms ranging from 2 to 5 years.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2013:

	Balance as of December 31, 2012	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	164.4	(35.2)	(0.2)	4,691.5
Probable expansion airspace	260.4	(51.1)	—	—	209.3
Total cubic yards (in millions)	4,822.9	113.3	(35.2)	(0.2)	4,900.8
Number of sites:
Permitted airspace	191	1			192
Probable expansion airspace	10	(2)			8

As of June 30, 2013, we owned or operated 192 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers using information provided by annual aerial surveys. As of June 30, 2013, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the six months ended June 30, 2013, total available airspace increased by 77.9 million cubic yards, net, primarily due to a new landfill opening offset by airspace consumed.
As of June 30, 2013, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 60 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 64 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2013, accrued final capping, closure and post-closure costs were $1,066.3 million, of which $105.4 million is current and $960.9 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. In June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri in the amount of $108.7 million to manage the remediation area and monitor the site. As of June 30, 2013, the remediation liability recorded for this site is $143.4 million, of which $64.5 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $112 million to $392 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of June 30, 2013 is $51.0 million, of which $4.0 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $70 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of June 30, 2013 is $83.8 million, of which $8.6 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.
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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the six months ended June 30, 2013 and the future expected investment as of June 30, 2013 (in millions):

	Balance as of December 31, 2012	Capital Additions	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2013
Non-depletable landfill land	$166.0	$0.7	$—	$1.2	$—	$167.9
Landfill development costs	5,018.0	(0.3)	17.6	76.6	(0.4)	5,111.5
Construction-in-progress - landfill	134.5	117.5	—	(75.3)	—	176.7
Accumulated depletion and amortization	(1,896.4)	(124.5)	—	—	0.6	(2,020.3)
Net investment in landfill land and development costs	$3,422.1	$(6.6)	$17.6	$2.5	$0.2	$3,435.8

	Balance as of June 30, 2013	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$167.9	—	$167.9
Landfill development costs	5,111.5	7,235.6	12,347.1
Construction-in-progress - landfill	176.7	—	176.7
Accumulated depletion and amortization	(2,020.3)	—	(2,020.3)
Net investment in landfill land and development costs	$3,435.8	$7,235.6	$10,671.4

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense as of and for the six months ended June 30:

	Six Months Ended June 30,
	2013	2012
Number of landfills owned or operated	192	191
Net investment, excluding non-depletable land (in millions)	$3,267.9	$3,233.1
Total estimated available disposal capacity (in millions of cubic yards)	4,900.8	4,756.8
Net investment per cubic yard	$0.67	$0.68
Landfill depletion and amortization expense (in millions)	$123.8	$135.5
Accretion expense (in millions)	38.4	39.4
	$162.2	$174.9
Airspace consumed (in millions of cubic yards)	35.2	36.9
Depletion, amortization and accretion expense per cubic yard of airspace	$4.61	$4.74

The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions. The decrease in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to unfavorable adjustments to landfill amortization expense for asset retirement obligations at closed landfills in 2012.
During the six months ended June 30, 2013, our weighted-average compaction rate was approximately 2,000 pounds per cubic yard based on our three-year historical moving average as compared to 1,900 pounds per cubic yard for the six months ended June 30, 2012. Our compaction rates may improve as a result of the settlement and decomposition of waste.
As of June 30, 2013, we expect to spend an additional $7.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $10.5 billion or $2.14 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the six months ended June 30, 2013 and 2012 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance, December 31, 2012	$45.3	$1,052.4	$563.7	$426.4
Non-cash additions	—	17.6	—	—
Acquisitions/divestitures and other adjustments	—	0.1	—	—
Asset retirement obligation adjustments	—	(0.4)	—	—
Accretion expense	—	38.4	13.3	1.6
Additions charged to expense	7.5	—	113.9	200.1
Payments or usage	(9.8)	(41.8)	(51.3)	(190.1)
Balance, June 30, 2013	43.0	1,066.3	639.6	438.0
Less: Current portion	(43.0)	(105.4)	(128.6)	(138.9)
Long-term portion	$—	$960.9	$511.0	$299.1

As of June 30, 2013, accounts receivable were $876.5 million, net of allowance for doubtful accounts of $43.0 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. In addition, at June 30, 2013, our accounts receivable in excess of 90 days old totaled $56.5 million, or 6.1% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2013 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2013
Other land	$376.9	$0.1	$—	$—	$—	$—	$0.8	$377.8
Non-depletable landfill land	166.0	0.7	—	—	—	—	1.2	167.9
Landfill development costs	5,018.0	(0.3)	—	—	17.6	(0.4)	76.6	5,111.5
Vehicles and equipment	4,946.4	326.3	(55.7)	8.0	—	—	22.4	5,247.4
Buildings and improvements	864.2	12.2	(0.7)	—	—	—	10.6	886.3
Construction-in- progress - landfill	134.5	117.5	—	—	—	—	(75.3)	176.7
Construction-in- progress - other	53.3	19.6	—	—	—	—	(33.6)	39.3
Total	$11,559.3	$476.1	$(56.4)	$8.0	$17.6	$(0.4)	$2.7	$12,006.9

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2013
Landfill development costs	$(1,896.4)	$(124.5)	$—	$—	$0.6	$—	$(2,020.3)
Vehicles and equipment	(2,512.3)	(249.8)	52.1	—	—	(0.1)	(2,710.1)
Buildings and improvements	(240.3)	(19.3)	0.7	—	—	0.1	(258.8)
Total	$(4,649.0)	$(393.6)	$52.8	$—	$0.6	$—	$(4,989.2)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2013 and 2012 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$761.5	$695.0
Net cash used in investing activities	(501.7)	(452.9)
Net cash used in financing activities	(230.7)	(239.1)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2013 and 2012 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $90.0 million in the six months ended June 30, 2013 versus a decrease of $185.1 million in the comparable 2012 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $40.1 million during the six months ended June 30, 2013 due to timing of billings net of collections as compared to a $30.5 million increase in the comparable 2012 period.

•	Cash paid for income taxes was $116.8 million and $87.7 million for the six months ended June 30, 2013 and 2012, respectively.

•
In connection with a restructuring announced during the fourth quarter of 2012, we paid $12.6 million during the six months ended June 30, 2013. During the comparable 2012 period, we paid synergy incentive plan bonuses of $68.1 million.

•
Cash paid for capping, closure and post-closure obligations was $10.5 million higher during the six months ended June 30, 2013 than the comparable 2012 period primarily due to a $17.8 million payment to settle our post closure liability for one of our closed landfill sites.

•
Cash paid for remediation obligations was $22.8 million higher during the six months ended June 30, 2013 than the comparable 2012 period primarily related to remediation work performed at our closed Bridgeton Landfill in Missouri.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2013 and 2012 are summarized below:
Capital expenditures. Capital expenditures during the six months ended June 30, 2013 were $461.8 million, compared with $462.5 million in the comparable 2012 period. Property and equipment received during the six months ended June 30, 2013 and 2012 were $476.1 million and $458.0 million, respectively.
Cash used in acquisitions. During the six months ended June 30, 2013, we paid $28.5 million for acquisitions of collection businesses in all three regions. During the comparable 2012 period, we paid $71.8 million for acquisitions of collection businesses primarily in our East and West Regions.
Cash proceeds from divestitures. During the six months ended June 30, 2013, we collected $1.0 million related to a West Region business divestiture completed in 2011. In addition, during the three months ended June 30, 2013 we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds. During the six months ended June 30, 2012, we divested of a collection business in our East Region and certain assets associated with our rail logistics business for which we received $9.6 million.
Change in restricted cash and marketable securities. (Increases) decreases in our restricted cash and marketable securities balances were $(19.6) million and $50.7 million during the six months ended June 30, 2013 and 2012, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. During the three months ended June 30, 2013, we received $18.5 million of such funds. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $2.6 million and $20.3 million during the six months ended June 30, 2013 and 2012, respectively. In addition, during the six months ended June 30, 2012, we paid $29.5 million to settle the Livingston matter that was funded through a restricted escrow account.
We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to fund future acquisitions primarily from cash.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2013 and 2012 are summarized below:
Net debt repayments and borrowings. Payments of notes payable and long term debt net of proceeds were $48.8 million during the six months ended June 30, 2013 versus net proceeds of $99.4 million in the comparable 2012 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to June 30, 2013, we repurchased 33.1 million shares of our stock for $960.6 million at a weighted average cost per share of $29.00. During the three months ended June 30, 2013, we repurchased 2.0 million shares of our stock for $68.1 million at a weighted average cost per share of $33.86.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2013, our board of directors approved a quarterly dividend of $0.26 per share. Dividends paid were $169.8 million and $163.0 million during the six months ended June 30, 2013 and 2012, respectively.

Financial Condition
As of June 30, 2013, we had $96.7 million of cash and cash equivalents and $183.8 million of restricted cash deposits and restricted marketable securities, including $40.6 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $55.3 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills and $85.1 million of restricted cash and marketable securities related to our self-funded insurance obligations.
Credit Facilities
For additional discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of June 30, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $701.7 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,548.3 million and $1,315.6 million of availability under our Credit Facilities at June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, we had no borrowings under our Uncommitted Credit Facility. As of December 31, 2012, we had $13.9 million of LIBOR borrowings. The Uncommitted Credit Facility may be terminated at any time by either party.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At June 30, 2013, our EBITDA to interest ratio was 5.81 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.30 compared to the 3.75 maximum allowed by the covenants. In July 2013, we amended our Credit Facilities to allow for our maximum total debt to EBITDA ratio not to exceed 3.75 for each of the fiscal quarters ending June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, and 3.50 for each each fiscal quarter ending thereafter.
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

Credit Rating
We have received investment grade credit ratings. As of June 30, 2013, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash provided by operating activities	$341.7	$360.8	$761.5	$695.0
Purchases of property and equipment	(247.0)	(188.3)	(461.8)	(462.5)
Proceeds from sales of property and equipment	4.2	16.6	7.4	21.4
Free cash flow	$98.9	$189.1	$307.1	$253.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$247.0	$188.3	$461.8	$462.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	12.0	63.3	14.3	(4.5)
Property and equipment received during the period	$259.0	$251.6	$476.1	$458.0

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

•
potential increases in our expenses if we are required to provide additional funding to any multiemployer pension plan to which we contribute or if an additional withdrawal event or events occur with respect to Central States Pension Fund or if a withdrawal event occurs with respect to any other multiemployer pension plan to which we contribute;

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

Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the six months ended June 30, 2013 and 2012 was $178.3 million and $188.1 million, respectively.
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
At June 30, 2013, we had approximately $927 million of floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $80 million relating to our outstanding legal proceedings as of June 30, 2013, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $131 million higher than the amount recorded as of June 30, 2013.
General Legal Proceedings

Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case consisted of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On July 11, 2013, we finalized a settlement and resolved this case.
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
Compensation Matter
In May 2011, one of our stockholders sued Republic, its directors, and several executive officers in the Court of Chancery in Delaware challenging certain compensation decisions made by the Board or its Compensation Committee. The lawsuit is purportedly brought on behalf of Republic against all of our directors and several current and former executive officers. In particular, the plaintiff's amended complaint: (1) challenges certain payments totaling $3.05 million made to our former Chief Executive Officer, James O'Connor, under his June 25, 2010 Retirement Agreement; (2) contends that Republic committed “waste” by awarding restricted stock units that vest over time (some of which would not be tax deductible) rather than awarding performance-based units (which typically would be tax deductible); (3) alleges that the Board overpaid itself by awarding directors too many restricted stock units in 2009 and 2010; and (4) alleges that Republic may not pay any bonuses under its Synergy Incentive Plan because net earnings purportedly have not increased since the merger with Allied. The amended complaint seeks injunctive relief and seeks an equitable accounting for unspecified losses Republic purportedly sustained. We believe the lawsuit is without merit and is not material. The defendants filed motions to dismiss the amended complaint. On June 29, 2012, the Court of Chancery denied defendants' motions with respect to the claim related to the granting of restricted stock units to directors and granted the motions with respect to all other claims. Republic and the director defendants have now agreed in principle with plaintiff to settle the suit by seeking stockholder approval of an amendment to the 2007 Stock Incentive Plan that would establish specified, meaningful limitations on the granting of restricted stock units to non-management directors: no more than 15,000 may vest in any one calendar year in the ordinary course. On May 9, 2013 our stockholders approved the amendment. The settlement remains subject to negotiation and execution of a formal settlement agreement and to court approval.
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.
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

Sunshine Canyon Landfill Matter
On July 13, 2012, Sunshine Canyon Landfill, located in Sylmar, California, entered into a settlement agreement with the South Coast Air Quality Management District (SCAQMD) that resolved SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions notices of violation (NOVs) received by Sunshine Canyon from the SCAQMD through June 30, 2012. Per the terms of the settlement, Sunshine Canyon did not admit any liability and agreed to pay the SCAQMD a stipulated amount of $435,000, plus other fees, for a release of these claims. Sunshine Canyon also remains subject to certain operational requirements set forth in the third stipulated amended abatement order issued by the SCAQMD's independent hearing board, as further modified by stipulation on July 11, 2012. Since the date of settlement with the SCAQMD, Sunshine Canyon has received additional NOVs for odors and excess surface emissions. The SCAQMD prosecutor's office has stated its intention to seek a further settlement of these additional NOVs not covered by the prior settlement, and we are engaged in settlement discussions with the SCAQMD.

Bridgeton Landfill Matter
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued an NOV to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, as well as claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction, under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.

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
There were no material changes during the six months ended June 30, 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2013:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 2013	290,434	$32.69	290,434	$247,977,958
May 2013	693,642	$34.60	693,642	$223,980,577
June 2013	1,035,579	$33.69	1,027,983	$189,350,502
	2,019,655		2,012,059

(a)
In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013 (the 2011 Program). Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The 2011 Program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 7,596 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

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

4.1*
Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 8, 2012  is made among Republic Services, Inc., as Borrower, Bank of America, N.A., in its capacity as administrative agent for the Lenders, and each of the Lenders.

4.2*
Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 20, 2011 is made among Republic Services, Inc., as Borrower, Bank of America, N.A., in its capacity as administrative agent for the Lenders, and each of the Lenders.

10.1* +	Amended and Restated 2007 Stock Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 25, 2013	By:	/S/ GLENN A. CULPEPPER
Glenn A. Culpepper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2013	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)