Form 10-Q
period 2013-09-30
REPUBLIC SERVICES, INC.
filed 2013-11-01
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 24, 2013, the registrant had outstanding 360,094,443 shares of Common Stock, par value $.01 per share (excluding treasury shares of 50,576,837).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97.3	$67.6
Accounts receivable, less allowance for doubtful accounts of $38.2 and $45.3, respectively	906.8	836.6
Prepaid expenses and other current assets	189.8	209.3
Deferred tax assets	96.5	117.8
Total current assets	1,290.4	1,231.3
Restricted cash and marketable securities	175.5	164.2
Property and equipment, net	7,046.9	6,910.3
Goodwill	10,712.6	10,690.0
Other intangible assets, net	327.2	358.7
Other assets	273.4	262.4
Total assets	$19,826.0	$19,616.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505.5	$474.5
Notes payable and current maturities of long-term debt	15.5	19.4
Deferred revenue	308.8	313.2
Accrued landfill and environmental costs, current portion	214.9	195.5
Accrued interest	70.1	68.8
Other accrued liabilities	654.4	623.6
Total current liabilities	1,769.2	1,695.0
Long-term debt, net of current maturities	7,023.6	7,051.1
Accrued landfill and environmental costs, net of current portion	1,462.4	1,420.6
Deferred income taxes and other long-term tax liabilities	1,156.3	1,232.7
Self-insurance reserves, net of current portion	307.6	290.9
Other long-term liabilities	367.5	220.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 410.6 and 405.2 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,744.6	6,588.9
Retained earnings	2,490.2	2,403.2
Treasury stock, at cost (50.6 and 44.1 shares, respectively)	(1,501.2)	(1,287.1)
Accumulated other comprehensive loss, net of tax	(0.8)	(5.8)
Total Republic Services, Inc. stockholders’ equity	7,736.9	7,703.3
Noncontrolling interests	2.5	2.4
Total stockholders’ equity	7,739.4	7,705.7
Total liabilities and stockholders’ equity	$19,826.0	$19,616.9

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$2,165.4	$2,046.9	$6,275.7	$6,089.9
Expenses:
Cost of operations	1,317.6	1,280.5	3,950.7	3,722.2
Depreciation, amortization and depletion	224.4	203.5	651.0	632.1
Accretion	19.2	19.7	57.6	59.1
Selling, general and administrative	209.6	193.8	644.3	613.5
Negotiation and withdrawal costs - Central States Pension and Other Funds	41.6	31.3	157.7	34.6
Loss (gain) on disposition of assets and impairments, net	—	0.2	(1.9)	(3.4)
Restructuring charges	0.7	—	8.6	—
Operating income	352.3	317.9	807.7	1,031.8
Interest expense	(90.0)	(93.2)	(269.8)	(296.3)
Loss on extinguishment of debt	—	(2.3)	(2.1)	(112.6)
Interest income	0.1	0.3	0.5	0.8
Other income, net	1.0	0.4	1.5	1.1
Income before income taxes	263.4	223.1	537.8	624.8
Provision for income taxes	92.3	70.3	185.4	179.7
Net income	171.1	152.8	352.4	445.1
Net loss (income) attributable to noncontrolling interests	0.3	(0.1)	(0.1)	(0.3)
Net income attributable to Republic Services, Inc.	$171.4	$152.7	$352.3	$444.8
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.47	$0.42	$0.97	$1.21
Weighted average common shares outstanding	361.7	365.4	362.4	368.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.47	$0.42	$0.97	$1.20
Weighted average common and common equivalent shares outstanding	363.0	366.4	363.8	369.3
Cash dividends declared per common share	$0.260	$0.235	$0.730	$0.675

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$171.1	$152.8	$352.4	$445.1
Other comprehensive income, net of tax
Hedging activity:
Settlements	0.3	1.4	1.5	(0.7)
Realized gains reclassified into earnings	—	(1.0)	(0.4)	(1.0)
Unrealized gains (losses)	2.1	8.6	(0.3)	3.9
Pension activity:
Change in funded status of pension plan obligations	5.8	3.2	5.8	(0.3)
Gains related to pension settlement reclassified into earnings	(1.6)	(0.2)	(1.6)	(0.2)
Other comprehensive income, net of tax	6.6	12.0	5.0	1.7
Total comprehensive income	177.7	164.8	357.4	446.8
Total comprehensive loss (income) attributable to noncontrolling interests	0.3	(0.1)	(0.1)	(0.3)
Total comprehensive income attributable to Republic Services, Inc.	$178.0	$164.7	$357.3	$446.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Loss,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests
Balance as of December 31, 2012	405.2	$4.1	$6,588.9	$2,403.2	(44.1)	$(1,287.1)	$(5.8)	$2.4
Net income	—	—	—	352.3	—	—	—	0.1
Total other comprehensive income	—	—	—	—	—	—	5.0	—
Cash dividends declared	—	—	—	(263.5)	—	—	—	—
Issuances of common stock	5.4	—	142.1	—	—	—	—	—
Stock-based compensation	—	—	13.6	(1.8)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(6.5)	(214.1)	—	—
Balance as of September 30, 2013	410.6	$4.1	$6,744.6	$2,490.2	(50.6)	$(1,501.2)	$(0.8)	$2.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities:
Net income	$352.4	$445.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	708.6	691.2
Non-cash interest expense	35.6	46.2
Restructuring related charges	8.6	—
Stock-based compensation	15.8	17.2
Deferred tax benefit	(53.9)	(36.0)
Provision for doubtful accounts, net of adjustments	8.1	20.8
Loss on extinguishment of debt	2.1	112.6
Gain on disposition of assets, net and asset impairments	(7.4)	(13.3)
Withdrawal liability - Central States Pension and Other Funds	140.7	30.7
Remediation adjustments	101.8	26.0
Excess income tax benefit from stock option exercises and other non-cash items	(5.7)	(1.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(70.8)	(47.3)
Prepaid expenses and other assets	(26.1)	(22.1)
Accounts payable	18.4	(37.2)
Restructuring and synergy related expenditures	(14.8)	(68.1)
Capping, closure and post-closure expenditures	(59.0)	(54.0)
Remediation expenditures	(84.3)	(47.4)
Other liabilities	67.1	(6.1)
Cash provided by operating activities	1,137.2	1,056.7
Cash used in investing activities:
Purchases of property and equipment	(688.7)	(707.4)
Proceeds from sales of property and equipment	12.0	24.5
Cash used in business acquisitions and development projects, net of cash acquired	(49.0)	(73.1)
Cash proceeds from divestitures, net of cash divested	2.7	9.6
Change in restricted cash and marketable securities	(11.3)	54.5
Other	(2.3)	(0.3)
Cash used in investing activities	(736.6)	(692.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,098.2	2,038.2
Proceeds from issuance of senior notes, net of discount	—	847.6
Payments of notes payable and long-term debt	(1,140.6)	(2,799.3)
Premiums paid on extinguishment of debt	—	(25.8)
Fees paid to issue and retire notes and certain hedging relationships	(1.6)	(16.9)
Issuances of common stock	138.8	49.3
Excess income tax benefit from stock option exercises	3.3	1.6
Purchases of common stock for treasury	(214.1)	(208.1)
Cash dividends paid	(254.9)	(243.4)
Cash used in financing activities	(370.9)	(356.8)
Increase in cash and cash equivalents	29.7	7.7
Cash and cash equivalents at beginning of period	67.6	66.3
Cash and cash equivalents at end of period	$97.3	$74.0

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its subsidiaries (referred to collectively as Republic, we, us, or our) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions — East, Central and West — which we have identified as our reportable segments.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications. This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires disclosure of the income statement line items impacted by any significant reclassifications, such as the gains and losses on cash flow hedges and defined benefit pension adjustments. These items are required for both interim and annual reporting for public companies, and became effective for Republic beginning with the first quarter 2013 Form 10-Q filing.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various solid waste businesses during the nine months ended September 30, 2013 and 2012. The purchase price paid for these acquisitions during those periods and the allocations of the purchase price are as follows:

	2013	2012
Purchase price:
Cash used in acquisitions, net of cash acquired	$49.0	$73.1
Holdbacks	6.1	0.2
Total	$55.1	$73.3
Allocated as follows:
Working capital	0.6	2.4
Property and equipment	11.6	22.9
Other liabilities, net	(2.2)	(2.9)
Fair value of assets acquired and liabilities assumed	10.0	22.4
Excess purchase price to be allocated	$45.1	$50.9
Excess purchase price allocated as follows:
Other intangible assets	$18.0	$13.7
Goodwill	27.1	37.2
Total allocated	$45.1	$50.9

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and collectively, was not material.
Restructuring Charges
During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements. During the nine months ended September 30, 2013, we paid $14.8 million related to these restructuring charges. As of September 30, 2013, $2.7 million remains accrued for severance and other employee termination benefits and lease exit costs. We expect to incur approximately $1.2 million of additional expense during the remainder of 2013 to complete such activities. Substantially all of these charges were or will be recorded in our corporate segment, and we expect the charges will be paid primarily during the remainder of 2013.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2012	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of September 30, 2013
East	$3,014.9	$1.2	$—	$(1.5)	$3,014.6
Central	3,242.7	18.3	—	(1.0)	3,260.0
West	4,432.4	7.6	(0.7)	(1.3)	4,438.0
Total	$10,690.0	$27.1	$(0.7)	$(3.8)	$10,712.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, trade names and non-compete agreements, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Net Intangibles as of September 30, 2013
	Balance as of December 31, 2012	Acquisitions and Other Additions	Balance as of September 30, 2013	Balance as of December 31, 2012	Additions Charged to Expense	Balance as of September 30, 2013
Customer relationships, franchise and other municipal agreements	$579.0	$15.6	$594.6	$(252.4)	$(42.8)	$(295.2)	$299.4
Trade names	30.0	—	30.0	(24.5)	(4.5)	(29.0)	1.0
Non-compete agreements	20.4	2.4	22.8	(12.0)	(2.1)	(14.1)	8.7
Other intangible assets	63.5	0.5	64.0	(45.3)	(0.6)	(45.9)	18.1
Total	$692.9	$18.5	$711.4	$(334.2)	$(50.0)	$(384.2)	$327.2

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012 follows:

	2013	2012
Inventories	$36.9	$34.5
Prepaid expenses	67.9	54.4
Other non-trade receivables	32.6	39.6
Income tax receivable	44.5	69.0
Commodity and fuel hedge asset	3.5	4.1
Other current assets	4.4	7.7
Total	$189.8	$209.3
Other Assets
A summary of other assets as of September 30, 2013 and December 31, 2012 follows:

	2013	2012
Deferred financing costs	$53.1	$58.8
Deferred compensation plan	60.7	49.9
Notes and other receivables	21.5	17.9
Reinsurance receivable	45.1	59.7
Other	93.0	76.1
Total	$273.4	$262.4
Notes and other receivables include the fair value of interest rate swaps of $2.4 million at September 30, 2013.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2013 and December 31, 2012 follows:

	2013	2012
Accrued payroll and benefits	$157.2	$157.1
Accrued fees and taxes	124.3	124.2
Self-insurance reserves, current portion	135.3	135.5
Accrued dividends	93.6	84.9
Current tax liabilities	12.4	2.1
Accrued professional fees and legal settlement reserves	39.9	34.6
Restructuring liabilities	2.7	9.0
Other	89.0	76.2
Total	$654.4	$623.6

Other accrued liabilities include the fair value of fuel and commodity hedges of $1.7 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2013 and December 31, 2012 follows:

	2013	2012
Deferred compensation liability	$63.4	$50.0
Pension and other post-retirement liabilities	6.3	12.7
Legal settlement reserves	27.1	36.4
Ceded insurance reserves	45.1	59.7
Withdrawal liability - Central States Pension and Other Funds	171.4	30.7
Other	54.2	31.4
Total	$367.5	$220.9
Self-Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims at September 30, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $442.9 million and are included in other accrued liabilities and self-insurance reserves in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments are recorded currently in earnings in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2013, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we have post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental costs as of September 30, 2013 and December 31, 2012 follows:

	2013	2012
Final capping, closure and post-closure liabilities	$1,076.1	$1,052.4
Remediation	601.2	563.7
Total accrued landfill and environmental costs	1,677.3	1,616.1
Less: Current portion	(214.9)	(195.5)
Long-term portion	$1,462.4	$1,420.6
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the nine months ended September 30:

	2013	2012
Asset retirement obligation liabilities, beginning of year	$1,052.4	$1,037.0
Non-cash additions	27.2	25.8
Acquisitions/divestitures and other adjustments	(0.6)	(1.4)
Asset retirement obligation adjustments	(1.5)	(7.8)
Payments	(59.0)	(54.0)
Accretion expense	57.6	59.1
Asset retirement obligation liabilities, end of period	1,076.1	1,058.7
Less: Current portion	(104.5)	(98.3)
Long-term portion	$971.6	$960.4

Annually, in the fourth quarter, we review, and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances. There were no significant changes during the quarter ended September 30, 2013.
The fair value of assets that are legally restricted for purposes of collateralizing certain of our final capping, closure and post-closure obligations was $55.7 million and $54.8 million as of September 30, 2013 and December 31, 2012, respectively. Such assets are included in restricted cash and marketable securities in our consolidated balance sheets.
Landfill Operating Expenses
In the normal course of business, we incur various operating costs associated with environmental compliance. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring, systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials, and the legal and administrative costs of ongoing environmental compliance. These costs are expensed as cost of operations in the periods in which they are incurred.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. When there is a range of reasonable estimates of the costs associated with remediation of a site, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability at September 30, 2013 would be approximately $561 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30:

	2013	2012
Remediation liabilities, beginning of year	$563.7	$543.7
Remediation adjustments	101.8	26.0
Payments	(84.3)	(47.4)
Accretion expense (non-cash interest expense)	20.0	24.0
Remediation liabilities, end of period	601.2	546.3
Less: Current portion	(110.4)	(87.1)
Long-term portion	$490.8	$459.2

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $108.7 million in June 2013 and $37.1 million in September 2012 to manage the remediation area and monitor the site. As of September 30, 2013, the remediation liability recorded for this site is $119.4 million, of which $44.1 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $88 million to $368 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of September 30, 2013 is $50.0 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $69 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of September 30, 2013 is $84.1 million, of which $9.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carry value of our notes payable, capital leases and long-term debt as of September 30, 2013 and December 31, 2012 are listed in the following table in millions, and are adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2013			December 31, 2012
Maturity	Interest Rate	Principal	Adjustments	Carry Value	Principal	Adjustments	Carry Value
Credit facilities:
Uncommitted facility	Variable	$14.0	$—	$14.0	$13.9	$—	$13.9
April 2016	Variable	—	—	—	25.0	—	25.0
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.2)	699.8
September 2019	5.500	650.0	(3.1)	646.9	650.0	(3.4)	646.6
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.1)	847.9	850.0	(2.2)	847.8
May 2023	4.750	550.0	0.9	550.9	550.0	(1.3)	548.7
March 2035	6.086	275.7	(24.6)	251.1	275.7	(24.9)	250.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.8)	33.5	35.3	(1.9)	33.4
September 2035	7.400	165.3	(41.1)	124.2	165.2	(41.4)	123.8
Tax-exempt:
2014 - 2038	0.450 - 5.625	1,087.6	(0.1)	1,087.5	1,097.9	(0.4)	1,097.5
Other:
2013 - 2046	5.000 - 11.900	87.1	—	87.1	87.2	—	87.2
Total Debt		$7,115.0	$(75.9)	7,039.1	$7,150.2	$(79.7)	7,070.5
Less: Current portion				(15.5)			(19.4)
Long-term portion				$7,023.6			$7,051.1

The 4.750% senior notes due in May 2023 in the above table include the fair value of interest rate swaps of $2.1 million, which are described further in this note.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2013, we refinanced certain of our tax-exempt financings, resulting in a $2.1 million non-cash charge for deferred issuance costs.
Credit Facilities
In May 2012, we amended and restated our $1.25 billion unsecured revolving credit facility due September 2013 (the Amended and Restated Credit Facility) to extend the maturity to May 2017. The Amended and Restated Credit Facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
In connection with entering into the Amended and Restated Credit Facility and Amendment No. 1 to the Existing Credit Facility, the guarantees by our subsidiary guarantors of the Amended and Restated Credit Facility and the Existing Credit Facility were released. As a result, the guarantees by our subsidiary guarantors of all of Republic's outstanding senior notes were automatically released. In addition, the guarantees by all of our subsidiary guarantors (other than Allied Waste Industries, Inc. and Allied Waste North America, Inc.) of the 9.250% debentures and the 7.400% debentures issued by our subsidiary Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.) also were automatically released.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of September 30, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $706.7 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,543.3 million and $1,315.6 million of availability under our Credit Facilities at September 30, 2013 and December 31, 2012, respectively.
In March 2012, we entered into a $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility is also subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2013 and December 31, 2012, we had $14.0 million and $13.9 million of borrowings under our Uncommitted Credit Facility, respectively.
Tax-Exempt Financings
As of September 30, 2013, approximately 85% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $86.9 million and $87.0 million as of September 30, 2013 and December 31, 2012, respectively, with maturities ranging from 2013 to 2046.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rate Swap and Lock Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. From time to time, we have also entered into interest rate swap and lock agreements to manage risk associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).
Fair Value Hedges
During August 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and increasing our floating interest rate exposure. These swap agreements have a total notional value of $200.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. Under these swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of September 30, 2013, interest rate swap agreements are reflected at their fair value of $2.4 million and are included in other assets and, to the extent they are effective, as an adjustment to long-term debt in our unaudited consolidated balance sheet. We recognized net interest income of $0.6 million during the three and nine months ended September 30, 2013 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three and nine months ended September 30, 2013, we recognized a loss on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate totaling $2.1 million, with an offsetting gain on the related interest rate swaps totaling $2.4 million. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
As of September 30, 2013 and 2012, no interest rate lock cash flow hedges were outstanding. As of September 30, 2013 and December 31, 2012, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $23.5 million and $24.6 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest rate method. We expect to amortize $2.6 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended September 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $1.9 million and $1.6 million, respectively.
Fair Value of Debt and Interest Rate Swap Agreements
The fair value of our fixed rate senior notes was $6.4 billion and $6.9 billion at September 30, 2013 and December 31, 2012, respectively. The carrying value of our fixed rate senior notes and debentures was $5.9 billion and $5.8 billion at September 30, 2013 and December 31, 2012, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of our debt, using significant observable market inputs (Level 2 in the fair value hierarchy), is determined as of the balance sheet date and is subject to change.
The fair value of our interest rate swap agreements is determined using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy). The fair values of our interest rate swap agreements, all of which were entered into during August 2013, was an other asset of $2.4 million at September 30, 2013. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2013 was 35.0% and 34.5%, respectively. The effective tax rate for the three months ended September 30, 2013 was favorably affected by the realization of additional federal and state benefits on our 2012 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes. For the nine months ended September 30, 2013, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the first quarter resolution of Allied's 2009 - 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2012 was 31.5% and 28.8%, respectively. The effective tax rate for the three months ended September 30, 2012 was favorably affected by the realization of additional federal and state benefits on our 2011 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes. For the nine months ended September 30, 2012, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the second quarter 2012 resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, legal entity restructuring completed during the second quarter of 2012 and a change in estimated non-deductible penalties relating to certain legal settlements.
Income taxes paid, net of refunds received, were $196.1 million and $169.0 million for the nine months ended September 30, 2013 and 2012, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2013, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $16.5 million related to our uncertain tax positions.
We believe the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits we expect to settle in the next twelve months are in the range of zero to $10 million.
We have deferred tax assets related to state net operating loss carryforwards. Most of these loss carryforwards are attributable to a specific subsidiary for which we provide a valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. From this subsidiary's inception in 1996 through 2008, significant annual losses were reported. In 2009 the annual losses continued, although at a reduced rate, and in 2011 this subsidiary reported a small profit for the first time in its history. The primary factors for this gradual migration towards profitability were the continued refinancing of outside indebtedness, reductions in this subsidiary's intercompany indebtedness and ongoing operational restructurings. As of September 30, 2013, this subsidiary remains in a cumulative pre-tax loss position; however, this cumulative loss has been steadily decreasing over the past several quarters. If current trends continue, we project this entity will no longer be in a cumulative loss position by the end of 2013. As of September 30, 2013, the deferred tax asset for state loss carryforwards attributable to this subsidiary was $108.9 million offset by a valuation allowance of $95.9 million. Overall, as of September 30, 2013, we had a total deferred tax asset for state loss carryforwards of $129.1 million offset by a valuation allowance of $112.9 million.
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
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that certain of the state net operating loss carryforwards will be realized. Future changes in our valuation allowance for certain state net operating loss carryforwards could have a material effect on our results of operations in the period recorded.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan. The plan was ratified by our stockholders in May 2013. We currently have 17.0 million shares of common stock reserved for future grants under the plan.
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2012	13.7	$27.51
Granted	3.0	31.19
Exercised	(5.1)	26.39		$33.1
Forfeited or expired	(0.5)	29.85
Outstanding as of September 30, 2013	11.1	$28.88	4.5	$49.4
Exercisable as of September 30, 2013	4.7	$27.14	3.2	$29.2
During the nine months ended September 30, 2013 and 2012, compensation expense for stock options was $10.5 million and $10.9 million, respectively.
As of September 30, 2013, total unrecognized compensation expense related to outstanding stock options was $12.9 million, which will be recognized over a weighted average period of 1.9 years.
Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the nine months ended September 30, 2013:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Other stock awards as of December 31, 2012	905.3	$27.51
Granted	343.9	30.68
Vested and issued	(241.6)	28.19
Forfeited	(13.4)	30.72
Other stock awards as of September 30, 2013	994.2	$28.41	0.7	$33.7
Vested and unissued as of September 30, 2013	603.1	$27.37
During the nine months ended September 30, 2013, we awarded our non-employee directors 72,842 restricted stock units, which vested immediately. During the nine months ended September 30, 2013, we awarded 237,721 and 11,022 restricted stock units to executives and employees, respectively. In addition, 22,306 restricted stock units were earned as dividend equivalents. Restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. Compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the nine months ended September 30, 2013 and 2012, compensation expense related to restricted stock units and restricted stock totaled $5.3 million and $6.3 million, respectively.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We have had a share repurchase program since November 2010. From November 2010 to September 30, 2013, we repurchased 35.5 million shares of our stock for $1,039.2 million at a weighted average cost per share of $29.30. During the three months ended September 30, 2013, we repurchased 2.3 million shares of our stock for $78.5 million at a weighted average cost per share of $33.51. During the nine months ended September 30, 2013, we repurchased 6.5 million shares of our stock for $213.6 million at a weighted average cost per share of $32.92.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2013, the board of directors approved a quarterly dividend of $0.26 per share. Cash dividends declared were $263.5 million and $247.6 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we recorded a quarterly dividend payable of $93.6 million to stockholders of record as of October 1, 2013.
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
Earnings per share for the three and nine months ended September 30, 2013 and 2012 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$171,400	$152,700	$352,300	$444,800
Weighted average common shares outstanding	361,672	365,404	362,418	368,096
Basic earnings per share	$0.47	$0.42	$0.97	$1.21
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$171,400	$152,700	$352,300	$444,800
Weighted average common shares outstanding	361,672	365,404	362,418	368,096
Effect of dilutive securities:
Options to purchase common stock	1,288	880	1,354	1,061
Unvested restricted stock awards	42	147	32	108
Weighted average common and common equivalent shares outstanding	363,002	366,431	363,804	369,265
Diluted earnings per share	$0.47	$0.42	$0.97	$1.20
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	1,793	8,170	2,157	7,967

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income) by component for the nine months ended September 30, 2013 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$23.1	$(17.3)	$5.8
Other comprehensive income before reclassifications	(1.2)	(5.8)	(7.0)
Amounts reclassified from accumulated other comprehensive income	0.4	1.6	2.0
Net current-period other comprehensive income	(0.8)	(4.2)	(5.0)
Balance as of September 30, 2013	$22.3	$(21.5)	$0.8
A summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$—	$1.4	$0.1	$1.6	Revenue
Fuel hedges	0.7	0.8	2.5	1.6	Cost of operations
Interest rate contracts	(0.7)	(0.6)	(1.9)	(1.6)	Interest expense
	—	1.6	0.7	1.6	Total before tax
	—	(0.6)	(0.3)	(0.6)	Tax expense
	—	1.0	0.4	1.0	Net of tax
Pension gains:
Pension settlement	$2.6	0.3	$2.6	$0.3	Selling, general and administrative
	(1.0)	(0.1)	(1.0)	(0.1)	Tax expense
	1.6	0.2	1.6	0.2	Net of tax
Total gains reclassified into earnings	$1.6	$1.2	$2.0	$1.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of September 30, 2013:

Year	Remaining Gallons Hedged	Weighted Average Contract Price per Gallon
2013	7,530,000	$3.81
2014	27,000,000	3.81
2015	15,000,000	3.73
2016	9,000,000	3.69
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counter-party.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges at September 30, 2013 and December 31, 2012 were current assets of $3.2 million and $3.1 million and current liabilities of $0.6 million and $0.4 million, respectively, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in gains of less than $0.1 million for the three and nine months ended September 30, 2013 and 2012, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our fuel hedges on comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,
	2013	2012
Fuel hedges	$2.2	$8.5

	Nine Months Ended September 30,
	2013	2012
Fuel hedges	$—	$4.3
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
We entered into costless collar agreements on forecasted sales of OCC and ONP. The agreements involve combining a purchased put option giving us the right to sell OCC and ONP at an established floor strike price with a written call option

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

obligating us to deliver OCC and ONP at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of these options resulted in no net premium for us and represent costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price. However, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. Also, if the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce the variability of the cash flows of the forecasted sales of OCC and ONP between two designated strike prices.
The following costless collar hedges were outstanding as of September 30, 2013:

			Weighted Average
Year	Transaction Hedged	Remaining Tons Hedged	Floor Strike Price Per Ton	Cap Strike Price Per Ton
2013	OCC	73,500	$86	$132
2013	ONP	6,000	65	90
2014	OCC	54,000	90	139
The costless collar hedges are recorded on the balance sheet at fair value. The fair values of the costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges at September 30, 2013 and December 31, 2012 were current assets of $0.3 million and $1.0 million, respectively, and current liabilities of $1.1 million and $1.2 million, respectively, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three and nine months ended September 30, 2013 and 2012, respectively, and have been recorded in other income (expense), net in our consolidated statements of income.
The following table summarizes the impact of our recycling commodity hedges on comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,
	2013	2012
Recycling commodity hedges	$(0.1)	$0.1

	Nine Months Ended September 30,
	2013	2012
Recycling commodity hedges	$(0.3)	$(0.4)
Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2013 and December 31, 2012, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$71.5	$71.5	$—	$—
Bonds	43.3	—	43.3	—
Fuel hedges - other current assets	3.2	—	3.2	—
Commodity hedges - other current assets	0.3	—	0.3	—
Interest rate swaps - other assets	2.4	—	2.4	—
Total assets	$120.7	$71.5	$49.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.6	$—	$0.6	$—
Commodity hedges - other accrued liabilities	1.1	—	1.1	—
Total liabilities	$1.7	$—	$1.7	$—

	Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.8	$62.8	$—	$—
Bonds	40.1	—	40.1	—
Fuel hedges - other current assets	3.1	—	3.1	—
Commodity hedges - other current assets	1.0	—	1.0	—
Total assets	$107.0	$62.8	$44.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.4	$—	$0.4	$—
Commodity hedges - other accrued liabilities	1.2	—	1.2	—
Total liabilities	$1.6	$—	$1.6	$—

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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following tables:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended September 30, 2013
East	$729.8	$(104.0)	$625.8	$63.7	$110.4	$106.0	$4,933.8
Central	808.5	(154.6)	653.9	79.4	135.9	96.3	5,807.0
West	1,041.3	(186.8)	854.5	89.3	198.1	69.0	8,290.7
Corporate entities	34.9	(3.7)	31.2	11.2	(92.1)	(44.5)	794.5
Total	$2,614.5	$(449.1)	$2,165.4	$243.6	$352.3	$226.8	$19,826.0
Three Months Ended September 30, 2012
East	$712.8	$(98.7)	$614.1	$62.3	$114.0	$54.6	$4,912.7
Central	753.4	(139.6)	613.8	64.5	129.6	89.9	5,605.8
West	965.0	(166.2)	798.8	83.3	176.0	102.4	8,271.9
Corporate entities	23.6	(3.4)	20.2	13.1	(101.7)	(2.0)	843.9
Total	$2,454.8	$(407.9)	$2,046.9	$223.2	$317.9	$244.9	$19,634.3

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended September 30, 2013
East	$2,148.5	$(303.0)	$1,845.5	$187.7	$339.7	$175.0	$4,933.8
Central	2,314.9	(440.2)	1,874.7	229.0	361.8	227.3	5,807.0
West	3,017.3	(542.2)	2,475.1	257.1	557.9	232.1	8,290.7
Corporate entities	91.0	(10.6)	80.4	34.8	(451.7)	54.3	794.5
Total	$7,571.7	$(1,296.0)	$6,275.7	$708.6	$807.7	$688.7	$19,826.0
Nine Months Ended September 30, 2012
East	$2,134.6	$(295.3)	$1,839.3	$184.2	$360.3	$158.5	$4,912.7
Central	2,229.3	(408.6)	1,820.7	209.9	355.8	205.3	5,605.8
West	2,855.7	(494.1)	2,361.6	248.4	516.7	267.0	8,271.9
Corporate entities	78.8	(10.5)	68.3	48.7	(201.0)	76.6	843.9
Total	$7,298.4	$(1,208.5)	$6,089.9	$691.2	$1,031.8	$707.4	$19,634.3
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Collection:
Residential	$548.5	25.3%	$542.0	26.5%	$1,632.3	26.0%	$1,614.0	26.5%
Commercial	659.4	30.5	632.4	30.9	1,953.3	31.1	1,884.4	30.9
Industrial	433.0	20.0	395.9	19.3	1,223.0	19.5	1,154.7	19.0
Other	8.9	0.4	8.4	0.4	26.0	0.4	24.9	0.4
Total collection	1,649.8	76.2	1,578.7	77.1	4,834.6	77.0	4,678.0	76.8
Transfer	268.1		247.7		767.3		721.4
Less: Intercompany	(159.7)		(146.4)		(461.4)		(427.5)
Transfer, net	108.4	5.0	101.3	5.0	305.9	4.9	293.9	4.8
Landfill	512.4		477.7		1,437.6		1,408.7
Less: Intercompany	(236.2)		(218.2)		(677.9)		(650.0)
Landfill, net	276.2	12.8	259.5	12.7	759.7	12.1	758.7	12.5
Sale of recyclable materials	93.3	4.3	78.4	3.8	271.6	4.3	266.5	4.4
Other non-core	37.7	1.7	29.0	1.4	103.9	1.7	92.8	1.5
Other	131.0	6.0	107.4	5.2	375.5	6.0	359.3	5.9
Total revenue	$2,165.4	100.0%	$2,046.9	100.0%	$6,275.7	100.0%	$6,089.9	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $67.7 million relating to our outstanding legal proceedings as of September 30, 2013, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $73.5 million higher than the amount recorded as of September 30, 2013.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Countywide Matter
As is discussed in Note 6, Landfill and Environmental Costs, in September 2009, Republic Services of Ohio II, LLC (Republic-Ohio) entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of September 30, 2013 is $50.0 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $69 million.
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case consisted of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On July 11, 2013, we finalized a settlement and resolved this case. We paid all amounts owed under the settlement during the three months ended September 30, 2013. We anticipate no further liability associated with this matter.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the landfill. The remediation liability for the landfill recorded as of September 30, 2013 is $84.1 million, of which $9.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.

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
Bridgeton Landfill Matters
As is discussed in Note 6, Landfill and Environmental Costs, in June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri in the amount of $108.7 million to manage the remediation area and monitor the site. As of September 30, 2013, the remediation liability recorded for this site is $119.4 million, of which $44.1 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $88 million to $368 million.
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property located within a one-mile radius of the landfill. Defendants Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified amount in compensatory damages. Plaintiffs allege that the tenant and owner-occupant classes are comprised of approximately 269 households and 683 residents in total.
Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 20% of our total current employees are participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by boards of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time) or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a Withdrawal Event) would require us to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events with respect to certain of our multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable. We cannot assure you that there will not be a Withdrawal Event where the amount we would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Central States, Southeast and Southwest Areas Pension Fund
Before September 30, 2013, we had CBAs with local bargaining units of the Teamsters under which we contributed to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). These CBAs were under negotiation during 2012 and 2013. As part of our CBA negotiations, we have completely withdrawn from participation in the Fund, constituting a Withdrawal Event. Accordingly, we will be required to make payments to the Fund for our allocated share of its unfunded vested liabilities.
As of September 30, 2013, we estimated our liability associated with our withdrawal from the Fund to be approximately $169 million. We anticipate that this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

our estimated number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes the nature of restrictions related to our restricted cash and marketable securities as of September 30, 2013 and December 31, 2012:

	2013	2012
Financing proceeds	$30.6	$24.7
Capping, closure and post-closure obligations	55.7	54.8
Self-insurance	86.1	81.3
Other	3.1	3.4
Total restricted cash and marketable securities	$175.5	$164.2
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

15. SUBSEQUENT EVENTS
In October 2013, the board of directors added $650 million to the existing share repurchase authorization. Before this, approximately $110.6 million remained under the prior authorization. The total authorization is now $760.6 million through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 336 collection operations. We own or operate 198 transfer stations, 190 active solid waste landfills and 70 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the nine months ended September 30, 2013 increased by 3.1% to $6,275.7 million compared to $6,089.9 million for the same period in 2012. This change in revenue is due to increases in average yield of 1.3%, fuel recovery fees of 0.3% and acquisitions, net of divestitures of 0.5%, as well as increases in volume of 0.9% and recycling commodities pricing of 0.1%.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue	$2,165.4	100.0%	$2,046.9	100.0%	$6,275.7	100.0%	$6,089.9	100.0%
Expenses:
Cost of operations	1,317.6	60.9	1,280.5	62.6	3,950.7	62.9	3,722.2	61.1
Depreciation, amortization and depletion of property and equipment	206.2	9.5	186.1	9.1	597.9	9.5	579.2	9.5
Amortization of other intangible assets and other assets	18.2	0.8	17.4	0.9	53.1	0.9	52.9	0.9
Accretion	19.2	0.9	19.7	0.9	57.6	0.9	59.1	1.0
Selling, general and administrative	209.6	9.7	193.8	9.5	644.3	10.3	613.5	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	41.6	1.9	31.3	1.5	157.7	2.5	34.6	0.6
Loss (gain) on disposition of assets and impairments, net	—	—	0.2	—	(1.9)	—	(3.4)	(0.1)
Restructuring charges	0.7	—	—	—	8.6	0.1	—	—
Operating income	$352.3	16.3%	$317.9	15.5%	$807.7	12.9%	$1,031.8	16.9%

Our pre-tax income was $263.4 million and $537.8 million for the three and nine months ended September 30, 2013, respectively, versus $223.1 million and $624.8 million for the comparable 2012 periods, respectively. Our net income attributable to Republic Services, Inc. was $171.4 million and $352.3 million for the three and nine months ended September 30, 2013, or $0.47 and $0.97 per diluted share, respectively, versus $152.7 million and $444.8 million, or $0.42 and $1.20 per diluted share for the comparable 2012 periods, respectively.
During each of the three and nine months ended September 30, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income — Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of

Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$263.4	$171.4	$0.47	$223.1	$152.7	$0.42
Negotiation and withdrawal costs - Central States Pension and Other Funds	41.6	25.9	0.08	31.3	18.6	0.05
Restructuring charges	0.7	0.7	—	—	—	—
Loss on extinguishment of debt	—	0.1	—	2.3	1.3	—
Loss (gain) on disposition of assets and impairments, net	—	—	—	0.1	(1.9)	—
Bridgeton remediation	—	0.1	—	37.1	22.4	0.06
Adjusted	$305.7	$198.2	$0.55	$293.9	$193.1	$0.53

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$537.8	$352.3	$0.97	$624.8	$444.8	$1.20
Negotiation and withdrawal costs - Central States Pension and Other Funds	157.7	98.3	0.27	34.6	20.6	0.06
Restructuring charges	8.6	5.6	0.02	—	—	—
Loss on extinguishment of debt	2.1	1.3	—	112.6	68.7	0.19
Gain on disposition of assets and impairments, net	(1.9)	(0.9)	—	(3.6)	(4.1)	(0.01)
Bridgeton remediation	108.7	65.6	0.18	37.1	22.4	0.06
Adjusted	$813.0	$522.2	$1.44	$805.5	$552.4	$1.50

We believe that presenting adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc., and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges, we are adjusting such amounts due to their significant effect on our operating results. However, in the ordinary course of our business, we often incur remediation adjustments that we do not adjust from our operating results. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services Inc., and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the three and nine months ended September 30, 2013, we recorded charges to earnings of $41.6 million and $157.7 million, respectively, primarily related to our negotiation and withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). Also included within these charges to earnings for the three and nine months ended September 30, 2013 is $2.1 million related to withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as costs of $0.8 million and $17.0 million, respectively, related to the negotiation of collective bargaining agreements under which we had obligations to contribute to the Fund.
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and nine months ended September 30, 2013, we incurred $0.7 million and $8.6 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements.
Loss on extinguishment of debt. During the nine months ended September 30, 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash charge for deferred issuance costs.
Gain on disposition of assets and impairments, net. For more detailed discussion of the components of this, see our “Gain on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Bridgeton remediation. We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $108.7 million in June 2013 and $37.1 million in September 2012 to manage the remediation area and monitor the site.
Recent Developments
In October 2013, the board of directors added $650 million to the existing share repurchase authorization. Before this, approximately $110.6 million remained under the prior authorization. The total authorization is now $760.6 million through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.

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

The following table reflects our revenue by service line for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Collection:
Residential	$548.5	25.3%	$542.0	26.5%	$1,632.3	26.0%	$1,614.0	26.5%
Commercial	659.4	30.5	632.4	30.9	1,953.3	31.1	1,884.4	30.9
Industrial	433.0	20.0	395.9	19.3	1,223.0	19.5	1,154.7	19.0
Other	8.9	0.4	8.4	0.4	26.0	0.4	24.9	0.4
Total collection	1,649.8	76.2	1,578.7	77.1	4,834.6	77.0	4,678.0	76.8

Transfer	268.1		247.7		767.3		721.4
Less: Intercompany	(159.7)		(146.4)		(461.4)		(427.5)
Transfer, net	108.4	5.0	101.3	5.0	305.9	4.9	293.9	4.8

Landfill	512.4		477.7		1,437.6		1,408.7
Less: Intercompany	(236.2)		(218.2)		(677.9)		(650.0)
Landfill, net	276.2	12.8	259.5	12.7	759.7	12.1	758.7	12.5

Sale of recyclable materials	93.3	4.3	78.4	3.8	271.6	4.3	266.5	4.4
Other non-core	37.7	1.7	29.0	1.4	103.9	1.7	92.8	1.5
Other	131.0	6.0	107.4	5.2	375.5	6.0	359.3	5.9

Total revenue	$2,165.4	100.0%	$2,046.9	100.0%	$6,275.7	100.0%	$6,089.9	100.0%

Revenue increased by 5.8% and 3.1% during the three and nine months ended September 30, 2013 over the same periods in 2012 across all lines of business. The revenue increase within the collection business was primarily attributable to the increase in the commercial and industrial lines of business. The revenue increase in the disposal line of business during the quarter was due to transfer and landfill revenue increases, while landfill revenue on a year to date basis was slightly higher. Sale of recyclable materials increased primarily due to old corrugated cardboard price increases as well as increases in overall production volumes. Other non-core revenue increased as a result of increases associated with the subcontracted portion of our National Accounts.
Changes in price are restricted on approximately 50% of our annual revenue. Of these restricted pricing arrangements:

•	approximately 60% are price changes based on fluctuations in a specific index (primarily the consumer price index) as defined in the contract;

•	approximately 20% are fixed price increases based on stated contract terms; and

•	approximately 20% are price changes based on a cost plus a specific profit margin or other measurement.
The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, the initial impact of pricing resets typically lags 6 to 12 months from the end of the index measurement period to the date the revised pricing goes into effect. As a result, current changes in a specific index may not manifest themselves in our reported pricing for several quarters into the future.
In 2013, we conformed the terms we use to describe components of price in an effort to better align with industry participants.  We have not changed our calculation methodology, but we believe use of these terms allow for consistent comparison across the industry. Average yield, which we formerly referred to as "core price," is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. We now use "core price" to mean price increases to customers and fees, excluding fuel recovery, net of price decreases to retain customers.

The following table reflects changes in our revenue for the three and nine months ended September 30, 2013 versus the comparable 2012 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average yield	1.3%	1.0%	1.3%	0.7%
Fuel recovery fees	0.5	(0.4)	0.3	—
Total price	1.8	0.6	1.6	0.7
Workday impact	0.5	(0.5)	—	—
Volume	2.2	(1.6)	0.9	(1.1)
Total volume	2.7	(2.1)	0.9	(1.1)
Recycling commodities	0.7	(2.0)	0.1	(1.3)
Total internal growth	5.2	(3.5)	2.6	(1.7)
Acquisitions / divestitures, net	0.6	0.2	0.5	0.4
Total	5.8%	(3.3)%	3.1%	(1.3)%

Core price	3.4%	2.7%	3.2%	2.7%

During the three and nine months ended September 30, 2013, we experienced the following changes in our revenue versus the comparable 2012 periods:

•	Average yield increased revenue by 1.3% during both the three and nine months ended September 30, 2013 over the same periods in 2012 due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.5% and 0.3%, respectively, of the total revenue growth during the three and nine months ended September 30, 2013. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for the three and nine months ended September 30, 2013 as compared to 2012 resulted primarily from an increase in the fuel recovery rates charged. During the three and nine months ended September 30, 2013, we were able to recover approximately 73% of our direct fuel expenses with fuel recovery fees versus 65% and 67%, respectively, for the comparable 2012 periods.

•
Volume increased revenue by 2.2% during the three months ended September 30, 2013 compared to the same period in 2012, primarily due to volume increases in our industrial and commercial collection, disposal and non-core lines of business due to improving business activity and new National Accounts contracts. Volume increases in our landfill line of business during the three months ended September 30, 2013 were primarily attributable to increased special waste and construction and demolition volumes. Included in our favorable volume for the third quarter of 2013 was the effect of one additional workday, which contributed 0.5% to our total volume increase. For the nine months ended September 30, 2013, we experienced volume increases of 0.9% as compared to 2012 as a result of higher volumes in commercial, industrial collection and non-core lines of business, partially offset by lower volumes in our disposal and residential collection lines of business. Volume decreases in our landfill line of business during the nine months ended September 30, 2013 were primarily attributable to decreases in municipal solid waste.

•
Recycling commodities increased revenue by 0.7% and 0.1% during the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively, primarily due to the change in the market price of materials as well as increased production volumes. Average prices for old corrugated cardboard for the three and nine months ended September 30, 2013 were $134 and $127 per ton versus $110 and $128 per ton for the comparable 2012 periods. Average prices of old newspaper for the three and nine months ended September 30, 2013 were $85 and $94 per ton versus $92 and $104 per ton for the comparable 2012 periods. Our recycling commodity volume for the three and nine months ended September 30, 2013 of 0.5 million tons and 1.6 million tons, respectively, was 9% and 7% higher, respectively, than volumes in the comparable 2012 periods as a result of our investment in recycling centers along with higher organic volumes.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $29 million and $20 million, respectively.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Labor and related benefits	$421.9	19.5%	$393.0	19.2%	$1,233.3	19.7%	$1,172.4	19.3%
Transfer and disposal costs	166.9	7.7	159.3	7.8	477.0	7.6	460.3	7.6
Maintenance and repairs	189.8	8.8	175.1	8.6	549.5	8.7	511.7	8.4
Transportation and subcontract costs	124.5	5.7	108.4	5.3	345.9	5.5	324.5	5.3
Fuel	132.1	6.1	132.3	6.5	388.7	6.2	395.5	6.5
Franchise fees and taxes	107.6	5.0	102.6	5.0	308.2	4.9	302.2	4.9
Landfill operating costs	22.6	1.0	33.5	1.6	100.1	1.6	92.5	1.5
Risk management	42.3	2.0	44.3	2.2	129.3	2.1	132.0	2.2
Cost of goods sold	33.0	1.5	25.3	1.2	91.3	1.4	89.9	1.5
Other	76.9	3.6	69.6	3.4	218.7	3.5	204.1	3.3
Subtotal cost of operations	1,317.6	60.9	1,243.4	60.8	3,842.0	61.2	3,685.1	60.5
Bridgeton remediation	—	—	37.1	1.8	108.7	1.7	37.1	0.6
Total cost of operations	$1,317.6	60.9%	$1,280.5	62.6%	$3,950.7	62.9%	$3,722.2	61.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased $37.1 million and $228.5 million or, as a percentage of revenue a decrease of 1.7% and an increase of 1.8%, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, health care costs and collection volumes. We had one additional workday during the three months ended September 30, 2013 versus the comparable 2012 period, which also contributed to the increased labor expense during such time.

•
Transfer and disposal costs increased primarily due to higher prices and volumes disposed at third party sites. During the nine months ended September 30, 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) versus 67% for 2012.

•
Maintenance and repairs expense increased due to the higher collection volume, cost of parts, third party truck repairs and costs associated with our fleet maintenance initiative. Container and compactor maintenance had an unfavorable impact on maintenance and repairs expense due primarily to increased container repairs resulting from unit growth in our commercial and industrial lines of business.

•
Subcontract costs increased primarily due to new National Accounts contracts and subcontracted work. Transportation costs increased due to an increase in transfer station volumes and increased fuel surcharges.

•
Our fuel costs in aggregate dollars and as a percentage of revenue decreased $0.2 million and 0.4%, and $6.8 million and 0.3%, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods due to our continued conversion to lower cost compressed natural gas (CNG) and alternative fuel tax credits. Partially offsetting the decrease in fuel costs for the three months ended September 30, 2013 versus the comparable 2012 period was the effect of one additional workday, which resulted in higher fuel consumption. Average fuel costs per gallon for the three months ended September 30, 2013 were $3.91 versus $3.94 for the comparable 2012 period, a decrease of $0.03 or 0.8%.  Average fuel costs per gallon for the nine months ended September 30, 2013 were $3.94 versus $3.95 for the the comparable 2012 period, a decrease of $0.01 or 0.3%.

At current consumption levels, we believe a twenty-cent change in the per gallon price of diesel fuel would change our fuel costs by approximately $24 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million per year.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue decreased $10.9 million and 0.6% for the three months ended September 30, 2013 versus the comparable 2012 period primarily due to favorable remediation adjustments of $12.1 million in the current quarter. For the nine months ended September 30, 2013, our landfill operating expenses in aggregate dollars and as a percentage of revenue increased $7.6 million and 0.1% versus the comparable 2012 period primarily due to increased leachate management expenses of $8.7 million, offset by an increase in net favorable remediation adjustments of $1.8 million.

•	Risk management expenses decreased primarily due to favorable actuarial developments.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue increased $7.7 million and 0.3%, and $1.4 million and a decrease of 0.1%, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods, primarily due to an increase in the volume of commodities sold. Additionally, the average cost per ton for commodities was higher in the third quarter of 2013 versus the comparable 2012 period.

•
We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $108.7 million in June 2013 and $37.1 million in September 2012 to manage the remediation area and monitor the site.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Depreciation and amortization of property and equipment	$137.4	6.3%	$130.3	6.4%	$405.3	6.5%	$387.9	6.4%
Landfill depletion and amortization	68.8	3.2	55.8	2.7	192.6	3.0	191.3	3.1
Depreciation, amortization and depletion expense	$206.2	9.5%	$186.1	9.1%	$597.9	9.5%	$579.2	9.5%

Depreciation and amortization of property and equipment in aggregate dollars increased $7.1 million and $17.4 million, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles, which are more expensive than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters. Depreciation and amortization of property and equipment as a percentage of revenue remained relatively flat with a decrease of 0.1% for the three months ended September 30, 2013 and an increase of 0.1% for the nine months ended September 30, 2013 versus the comparable 2012 periods.
Landfill depletion and amortization expense in aggregate dollars and as a percentage of revenue increased $13.0 million and 0.5%, and $1.3 million and a decrease of 0.1%, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods. During the three and nine months ended September 30, 2013, we recorded favorable amortization adjustments of $1.1 million and $1.7 million, respectively, related to asset retirement obligations at closed landfills, versus favorable adjustments of $10.2 million for the three months ended September 30, 2012, primarily related to an increase in deemed airspace at certain of our active solid waste landfills, and net favorable adjustments of $0.8 million for the nine months ended September 30, 2012. The nine months ended September 30, 2012 were unfavorably impacted by $9.4 million of amortization adjustments during the first half of 2012, primarily related to asset retirement obligations at closed landfills. In addition, landfill depletion expense increased due to increased landfill disposal volumes in the third quarter of 2013, as well as an overall increase in our average depletion rate.
Amortization of Other Intangible and Other Assets
Amortization of intangible and other assets was $18.2 million and $53.1 million, or 0.8% and 0.9% of revenue, for the three and nine months ended September 30, 2013, respectively, versus $17.4 million and $52.9 million, or 0.9% of revenue, for the comparable 2012 periods. Our other intangible assets primarily relate to customer lists, franchise agreements, municipal contracts and agreements, trade names and, to a lesser extent, non-compete agreements.
Accretion Expenses
Accretion expenses were $19.2 million and $57.6 million, or 0.9% of revenue, for the three and nine months ended September 30, 2013 versus $19.7 million and $59.1 million, or 0.9% and 1.0% of revenue, for the comparable 2012 periods. Accretion expenses have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Salaries	$131.2	6.1%	$120.5	5.9%	$408.2	6.5%	$408.3	6.7%
Provision for doubtful accounts	0.6	—	8.0	0.4	8.1	0.1	20.8	0.3
Other	77.8	3.6	65.3	3.2	228.0	3.7	184.4	3.1
Total selling, general and administrative expenses	$209.6	9.7%	$193.8	9.5%	$644.3	10.3%	$613.5	10.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2013 and 2012 are summarized below:

•
Salaries increased $10.7 million for the three months ended September 30, 2013 versus the comparable 2012 period primarily due to a reduction of management incentive compensation recorded during the three months ended September 30, 2012. Salaries decreased $0.1 million and 0.2% of revenue for the nine months ended September 30, 2013 versus the comparable 2012 period. In addition, during the three and nine months ended September 30, 2013, we recorded severance costs due to management departures and higher salaries, payroll taxes and benefits resulting from merit increases, partially offset by lower salaries expense in connection with the reorganization.

•
Provision for doubtful accounts decreased $7.4 million and 0.4% of revenue, and $12.7 million and 0.2% of revenue, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods, primarily due to a net favorable adjustment, recorded in our corporate segment, of $8.3 million resulting from a change in our estimated future bad debts.

•
Other selling, general and administrative expenses in aggregate dollars and as a percentage of revenue increased $12.5 million and 0.4%, and $43.6 million and 0.6%, respectively, for the three and nine months ended September 30, 2013 versus the comparable 2012 periods. These increases are primarily related to charges for legal settlements of $10.6 million and $31.7 million for the three and nine months ended September 30, 2013, respectively, which relate to legal matters occurring in the ordinary course of business. In addition, during the nine months ended September 30, 2012, we recorded net favorable legal settlement adjustments of $8.8 million, primarily related to a favorable settlement of a legal matter.

Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the three and nine months ended September 30, 2013, we recorded charges to earnings of $41.6 million and $157.7 million, respectively, primarily related to our negotiation and withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). Also included within these charges to earnings for the three and nine months ended September 30, 2013 is $2.1 million related to withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as costs of $0.8 million and $17.0 million, respectively, related to the negotiation of collective bargaining agreements under which we had obligations to contribute to the Fund.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Gain on Disposition of Assets and Impairments, Net
During the nine months ended September 30, 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture in our West Region and the disposal of a business in one market in our West Region, which resulted in a gain of $0.9 million and proceeds of $1.7 million. During the nine months ended September 30, 2012, we recorded a net gain on disposition of assets and impairments of $3.4 million, primarily related to a divestiture in our East Region.
Restructuring Charges
During the fourth quarter of 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and nine months ended September 30, 2013, we incurred $0.7 million and $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements. We expect to incur approximately $1.2 million of additional expense during the remainder of 2013 to complete these activities. Substantially all of these charges were, or will be, recorded in our corporate segment, and we expect the charges will be paid primarily during the remainder of 2013.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion primarily associated with environmental and self-funded risk insurance liabilities assumed in the acquisition of Allied, for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense on debt and capital lease obligations	$80.4	$82.1	$239.5	$256.2
Accretion of debt discounts	1.8	1.8	5.2	10.5
Accretion of remediation reserves and other	10.1	11.9	30.4	35.7
Less: capitalized interest	(2.3)	(2.6)	(5.3)	(6.1)
Total interest expense	$90.0	$93.2	$269.8	$296.3

The decrease in interest expense and accretion of debt discounts during the three and nine months ended September 30, 2013 versus the comparable 2012 periods is primarily due to refinancing certain of our higher interest rate debt in 2012. In addition, during August 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $200.0 million and resulted in a $0.6 million reduction in interest expense during the three months ended September 30, 2013. Cash paid for interest was $240.3 million and $256.0 million for the nine months ended September 30, 2013 and 2012, respectively.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash charge for deferred issuance costs. During the three and nine months ended September 30, 2012, we entered into refinancing transactions that resulted in a loss on extinguishment of debt of $2.3 million and $112.6 million, respectively.
Other income, net
Other income, net was $1.0 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, versus $0.4 million and $1.1 million for the comparable 2012 periods. The increase in other income, net is primarily due to the recognition of ineffectiveness of certain of our interest rate hedges.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2013 was 35.0% and 34.5%, respectively. The effective tax rate for the three months ended September 30, 2013 was favorably affected by the realization of additional federal and state benefits on our 2012 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes. For the nine months ended September 30, 2013, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the first quarter resolution of Allied's 2009 - 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2012 was 31.5% and 28.8%, respectively. The effective tax rate for the three months ended September 30, 2012 was favorably affected by the realization of additional federal and state benefits on our 2011 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes. For the nine months ended September 30, 2012, our effective tax rate was, in addition to the matters already discussed, favorably impacted by the second quarter 2012 resolution of Allied's 2004 - 2008 tax years at the IRS appeals division, legal entity restructuring completed during the second quarter of 2012 and a change in estimated non-deductible penalties relating to certain legal settlements.
Income taxes paid, net of refunds received, were $196.1 million and $169.0 million for the nine months ended September 30, 2013 and 2012, respectively.
For additional discussion and detail regarding our income taxes, see our Income Taxes discussion in Note 8 to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Reportable Segments
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments for all periods presented reflect the impact of the restructuring of our operations in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following table (in millions of dollars and, in the case of operating margin, as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2013
East	$625.8	$63.7	$—	$63.7	$—	$110.4	17.6%
Central	653.9	79.4	—	79.4	—	135.9	20.8
West	854.5	89.3	—	89.3	—	198.1	23.2
Corporate entities	31.2	12.3	(1.1)	11.2	—	(92.1)
Total	$2,165.4	$244.7	$(1.1)	$243.6	$—	$352.3	16.3%
Three Months Ended September 30, 2012
East	$614.1	$63.8	$(1.5)	$62.3	$(0.1)	$114.0	18.6%
Central	613.8	72.7	(8.2)	64.5	(0.1)	129.6	21.1
West	798.8	84.0	(0.7)	83.3	—	176.0	22.0
Corporate entities	20.2	12.9	0.2	13.1	—	(101.7)
Total	$2,046.9	$233.4	$(10.2)	$223.2	$(0.2)	$317.9	15.5%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss (Gain) on Disposition of Assets, Net and Asset Impairment	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2013
East	$1,845.5	$187.7	$—	$187.7	$—	$339.7	18.4%
Central	1,874.7	229.1	(0.1)	229.0	—	361.8	19.3
West	2,475.1	257.1	—	257.1	1.9	557.9	22.5
Corporate entities	80.4	36.3	(1.5)	34.8	—	(451.7)
Total	$6,275.7	$710.2	$(1.6)	$708.6	$1.9	$807.7	12.9%
Nine Months Ended September 30, 2012
East	$1,839.3	$186.2	$(2.0)	$184.2	$3.6	$360.3	19.6%
Central	1,820.7	218.1	(8.2)	209.9	(0.2)	355.8	19.5
West	2,361.6	249.1	(0.7)	248.4	—	516.7	21.9
Corporate entities	68.3	38.7	10.0	48.7	—	(201.0)
Total	$6,089.9	$692.1	$(0.9)	$691.2	$3.4	$1,031.8	16.9%
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

Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2013 with the comparable 2012 periods are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
East Region
Revenue for the three months ended September 30, 2013 increased 1.9% from the comparable 2012 period due primarily to average yield and volume increases in our commercial and industrial collection lines of business, an average yield increase in our landfill line of business and increased recycling commodity revenue. These increases were partially offset by declines in volume in our residential collection and landfill lines of business.
Revenue for the nine months ended September 30, 2013 increased 0.3% from the comparable 2012 period due primarily to average yield and volume increases in our commercial and industrial collection lines of business, an average yield increase in our landfill line of business, and acquisitions. These increases were partially offset by declines in volume in our residential collection, landfill and transfer station lines of business. The volume declines in our residential collection line of business were primarily due to the loss of certain municipal contracts and volume decreases in our disposal lines of business were primarily related to the loss of certain disposal contracts.
Operating income margin in our East Region decreased 1.0% from 18.6% for the three months ended September 30, 2012 to 17.6% for the three months ended September 30, 2013, and declined from 19.6% for the nine months ended September 30, 2012 to 18.4% for the nine months ended September 30, 2013, or 1.2%. The following cost categories impacted operating income:

•
Cost of operations negatively impacted operating income during both the three and nine months ended September 30, 2013 versus the comparable 2012 periods primarily due to higher labor and benefits and repair and maintenance costs. These unfavorable items were partially offset by lower fuel expenses due to lower prices of diesel fuel and, for the three months ended September 30, 2013, reduced risk management expenses. Landfill operating expenses as a percentage of revenue were relatively consistent for the three and nine months ended September 30, 2013 versus the comparable 2012 periods. Cost of goods sold increased for the three and nine months ended September 30, 2013 primarily due to a higher volume of commodities sold.

•
Selling, general and administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and lower provisions for doubtful accounts.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income during the nine months ended September 30, 2013 versus the comparable 2012 period primarily as a result of a gain on disposition of assets of $3.6 million recorded in 2012.

Central Region
Revenue for the three months ended September 30, 2013 increased 6.5% primarily due to average yield and volume increases in our commercial and industrial collection lines of business, volume increases in our residential collection and landfill lines of business and increased recycling commodity revenue.
Revenue for the nine months ended September 30, 2013 increased 3.0% primarily due to average yield and volume increases in our collection lines of business and increased average yield for our disposal lines of business, particularly transfer average yield. These increases were partially offset by declines in disposal volumes and lower recycling commodity revenue.
Operating income margin in our Central Region decreased from 21.1% for the three months ended September 30, 2012 to 20.8% for the three months ended September 30, 2013, or 0.3%, and decreased from 19.5% for the nine months ended September 30, 2012 to 19.3% for the nine months ended September 30, 2013, or 0.2%, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, repair and maintenance, and cost of goods sold. Landfill operating expenses as a percentage of the revenue were relatively consistent for the three and nine months ended September 30, 2013 versus the comparable 2012 periods. Cost of goods sold increased for the three and nine months ended September 30, 2013 primarily due to a higher volume of commodities sold.

•
Selling, general and administrative costs favorably impacted operating income primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring and lower legal settlement and legal fee expenses, offset by increased provisions for doubtful accounts.

West Region
Revenue for the three and nine months ended September 30, 2013 increased 7.0% and 4.8% primarily due to increases in average yield and volume in all core lines of business.
Operating income margin in our West Region increased from 22.0% for the three months ended September 30, 2012 to 23.2% for the three months ended September 30, 2013, or 1.2%, and increased from 21.9% for the nine months ended September 30, 2012 to 22.5% for the nine months ended September 30, 2013, or 0.6%, primarily as a result of increased revenue and the following:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs, which were primarily driven by increased usage of CNG and alternative fuel credits, offset by other operating cost increases.

•
Selling, general and administrative expenses for the three and nine months ended September 30, 2013 favorably impacted operating income margin primarily due to lower salary and benefit expenses due to reductions in staffing levels resulting from the fourth quarter 2012 restructuring. Selling, general and administrative expenses were negatively impacted by increased legal settlement charges for the nine months ended September 30, 2013 versus the comparable 2012 period.

•
During the nine months ended September 30, 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture in our West Region and the disposal of a business in one market in our West Region, which resulted in a gain of $0.9 million and proceeds of $1.7 million.

Corporate Entities
During the three and nine months ended September 30, 2013, the corporate entities had operating losses of $92.1 million and $451.7 million, respectively, versus $101.7 million and $201.0 million for the comparable 2012 periods. The improvement in operating losses for the three months ended September 30, 2013 primarily relates to a $37.1 million charge recorded in the third quarter of 2012 in connection with remediation at our closed Bridgeton Landfill in Missouri. In addition, during the three months ended September 30, 2013, we recorded a favorable remediation adjustment for a closed landfill site of $12.1 million. Offsetting this favorable remediation item were increased charges to earnings for the three months ended September 30, 2013 of $10.0 million for our partial withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, $15.3 million of increased legal settlement expenses and a favorable management incentive compensation adjustment recorded during the three months ended September 30, 2012.
Operating losses for the nine months ended September 30, 2013 were adversely impacted by a $108.7 million charge recorded in connection with remediation at our closed Bridgeton Landfill in Missouri, charges to earnings of $140.7 million for our partial withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, and $31.5 million of legal settlement expenses, as compared to $21.0 million of net favorable legal settlements in the prior year.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the nine months ended September 30, 2013:

	Balance as of December 31, 2012	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	164.4	(54.6)	(0.2)	4,672.1
Probable expansion airspace	260.4	(51.1)	—	—	209.3
Total cubic yards (in millions)	4,822.9	113.3	(54.6)	(0.2)	4,881.4
Number of sites:
Permitted airspace	191	(1)			190
Probable expansion airspace	10	(2)			8
As of September 30, 2013, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. These estimates are developed at least annually by engineers using information provided by annual aerial surveys. As of September 30, 2013, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before an expansion area is deemed to be probable expansion airspace and included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the nine months ended September 30, 2013, total available airspace increased for permits granted, net of closures, by 113.3 million cubic yards, primarily due to a new landfill opening.
As of September 30, 2013, eight of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average life of 60 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 64 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2013, accrued final capping, closure and post-closure costs were $1,076.1 million, of which $104.5 million is current and $971.6 million is long-term as reflected in our unaudited consolidated balance sheet in accrued landfill costs.
Environmental Remediation Liabilities
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. In June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri of $108.7 million to manage the remediation area and monitor the site. As of September 30, 2013, the remediation liability recorded for this site is $119.4 million, of which $44.1 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $88 million to $368 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility. The remediation liability for this site recorded as of September 30, 2013 is $50.0 million, of which $4.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $48 million to $69 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order entered by the Circuit Court of Illinois, Cook County. Pursuant to the this order, we have agreed to continue to implement certain remedial activities at this site. The remediation liability for this site recorded as of September 30, 2013 is $84.1 million, of which $9.2 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $54 million to $154 million.

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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the nine months ended September 30, 2013 and the future expected investment as of September 30, 2013 (in millions):

	Balance as of December 31, 2012	Capital Additions	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2013
Non-depletable landfill land	$166.0	$0.8	$—	$0.2	$—	$167.0
Landfill development costs	5,018.0	(0.6)	27.2	86.9	(1.5)	5,130.0
Construction-in-progress - landfill	134.5	192.9	—	(86.3)	—	241.1
Accumulated depletion and amortization	(1,896.4)	(194.3)	—	—	1.7	(2,089.0)
Net investment in landfill land and development costs	$3,422.1	$(1.2)	$27.2	$0.8	$0.2	$3,449.1

	Balance as of September 30, 2013	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$167.0	$—	$167.0
Landfill development costs	5,130.0	7,159.9	12,289.9
Construction-in-progress - landfill	241.1	—	241.1
Accumulated depletion and amortization	(2,089.0)	—	(2,089.0)
Net investment in landfill land and development costs	$3,449.1	$7,159.9	$10,609.0
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense as of and for the nine months ended September 30:

	Nine Months Ended September 30,
	2013	2012
Number of landfills owned or operated	190	191
Net investment, excluding non-depletable land (in millions)	$3,282.1	$3,253.0
Total estimated available disposal capacity (in millions of cubic yards)	4,881.4	4,851.3
Net investment per cubic yard	$0.67	$0.67
Landfill depletion and amortization expense (in millions)	192.6	$191.3
Accretion expense (in millions)	57.6	59.1
	$250.2	$250.4
Airspace consumed (in millions of cubic yards)	54.6	55.8
Depletion, amortization and accretion expense per cubic yard of airspace	$4.58	$4.49
The increase in the investment in our landfills, in aggregate dollars, is primarily due to new expansions. The increase in the depletion, amortization and accretion expense per cubic yard of airspace consumed is primarily due to an overall increase in our average depletion rate as well as an increase in our weighted-average compaction rate.
During the nine months ended September 30, 2013, our weighted-average compaction rate was approximately 2,000 pounds per cubic yard based on our three-year historical moving average as compared to 1,900 pounds per cubic yard for the nine months ended September 30, 2012. Our compaction rates may improve as a result of the settlement and decomposition of waste.

As of September 30, 2013, we expect to spend an additional $7.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $10.4 billion or $2.14 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Selected Balance Sheet Accounts
The following tables reflect the activity in our allowance for doubtful accounts, final capping, closure, post-closure and remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2013 and 2012 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance as of December 31, 2012	$45.3	$1,052.4	$563.7	$426.4
Non-cash additions	—	27.2	—	—
Acquisitions/divestitures and other adjustments	—	(0.6)	—	—
Asset retirement obligation adjustments	—	(1.5)	—	—
Accretion expense	—	57.6	20.0	2.4
Additions charged to expense	8.1	—	101.8	293.4
Payments or usage	(15.2)	(59.0)	(84.3)	(279.3)
Balance as of September 30, 2013	38.2	1,076.1	601.2	442.9
Less: Current portion	(38.2)	(104.5)	(110.4)	(135.3)
Long-term portion	$—	$971.6	$490.8	$307.6
As of September 30, 2013, accounts receivable were $906.8 million, net of allowance for doubtful accounts of $38.2 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. In addition, at September 30, 2013, our accounts receivable in excess of 90 days outstanding totaled $56.5 million, or 6.0% of gross receivables.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2013 (in millions):

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2013
Other land	$376.9	$0.1	$(0.6)	$—	$—	$—	$1.7	$378.1
Non-depletable landfill land	166.0	0.8	—	—	—	—	0.2	167.0
Landfill development costs	5,018.0	(0.6)	—	—	27.2	(1.5)	86.9	5,130.0
Vehicles and equipment	4,946.4	458.6	(105.2)	11.4	—	—	21.2	5,332.4
Buildings and improvements	864.2	18.7	(0.8)	0.1	—	—	21.3	903.5
Construction-in- progress - landfill	134.5	192.9	—	—	—	—	(86.3)	241.1
Construction-in- progress - other	53.3	32.9	—	—	—	—	(43.0)	43.2
Total	$11,559.3	$703.4	$(106.6)	$11.5	$27.2	$(1.5)	$2.0	$12,195.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2013
Landfill development costs	$(1,896.4)	$(194.3)	$—	$—	$1.7	$—	$(2,089.0)
Vehicles and equipment	(2,512.3)	(377.7)	99.3	—	—	0.5	(2,790.2)
Buildings and improvements	(240.3)	(29.4)	0.7	—	—	(0.2)	(269.2)
Total	$(4,649.0)	$(601.4)	$100.0	$—	$1.7	$0.3	$(5,148.4)

Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2013 and 2012 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$1,137.2	$1,056.7
Net cash used in investing activities	(736.6)	(692.2)
Net cash used in financing activities	(370.9)	(356.8)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2013 and 2012 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $169.5 million in the nine months ended September 30, 2013 versus a decrease of $282.2 million in the comparable 2012 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $70.8 million during the nine months ended September 30, 2013 due to timing of billings net of collections as compared to a $47.3 million increase in the comparable 2012 period.

•	Cash paid for income taxes was $196.1 million and $169.0 million for the nine months ended September 30, 2013 and 2012, respectively.

•	Our accounts payable increased $18.4 million during the nine months ended September 30, 2013 due to timing of payments as compared to a $37.2 million decrease in the comparable 2012 period.

•
In connection with a restructuring announced during the fourth quarter of 2012, we paid $14.8 million during the nine months ended September 30, 2013. During the comparable 2012 period, we paid synergy incentive plan bonuses of $68.1 million.

•
Cash paid for capping, closure and post-closure obligations was $5.0 million higher during the nine months ended September 30, 2013 than the comparable 2012 period primarily due to a $17.8 million payment to settle our post- closure liability for one of our closed landfill sites.

•
Cash paid for remediation obligations was $36.9 million higher during the nine months ended September 30, 2013 than the comparable 2012 period primarily related to remediation work performed at our closed Bridgeton Landfill in Missouri.

•
Our other liabilities increased $67.1 million during the nine months ended September 30, 2013 due primarily to certain payroll and income tax related accruals and increased deferred revenue, as compared to a $6.1 million decrease in the comparable 2012 period.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 are summarized below:
Capital expenditures. Capital expenditures during the nine months ended September 30, 2013 were $688.7 million, compared with $707.4 million in the comparable 2012 period. Property and equipment received during the nine months ended September 30, 2013 and 2012 were $701.3 million and $673.7 million, respectively.
Cash used in acquisitions. During the nine months ended September 30, 2013, we paid $49.0 million for acquisitions of collection businesses in all three regions. During the comparable 2012 period, we paid $73.1 million for acquisitions of collection, recycling and transfer station businesses primarily in our East and West Regions.
Cash proceeds from divestitures. During the nine months ended September 30, 2013, we received $1.0 million related to a West Region business divestiture completed in 2011. During the nine months ended September 30, 2012, we divested of a collection business in our East Region and certain assets associated with our rail logistics business for which we received $9.6 million.
Change in restricted cash and marketable securities. Changes in our restricted cash and marketable securities balances were increases of $11.3 million and decreases $54.5 million during the nine months ended September 30, 2013 and 2012, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. During the three months ended June 30, 2013, we received $18.5 million of such funds. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $10.1 million and $22.4 million during the nine months ended September 30, 2013 and 2012, respectively. In addition, during the nine months ended September 30, 2012, we paid $29.5 million to settle the Livingston matter that was funded through a restricted escrow account.
We intend to finance capital expenditures and acquisitions through cash on hand, cash flows from operations, our various credit facilities, and tax-exempt bonds and other financings. We expect to fund future acquisitions primarily from cash.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2013 and 2012 are summarized below:
Net debt repayments and borrowings. Payments of notes payable and long term debt, net of proceeds were $42.4 million during the nine months ended September 30, 2013 versus net proceeds of $86.5 million in the comparable 2012 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of common stock for treasury. In August 2011, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $750.0 million of our outstanding shares of common stock through December 31, 2013. This authorization is in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to September 30, 2013, we repurchased 35.5 million shares of our stock for $1,039.2 million at a weighted average cost per share of $29.30. During the nine months ended September 30, 2013, we repurchased 6.5 million shares of our stock for $213.6 million at a weighted average cost per share of $32.92.
Cash dividends paid. We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2013, our board of directors approved a quarterly dividend of $0.26 per share. Dividends paid were $254.9 million and $243.4 million during the nine months ended September 30, 2013 and 2012, respectively.
Financial Condition
As of September 30, 2013, we had $97.3 million of cash and cash equivalents and $175.5 million of restricted cash deposits and restricted marketable securities, including $30.6 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $55.7 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $86.1 million of restricted cash and marketable securities related to our self-funded insurance obligations.

Credit Facilities
For additional discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of September 30, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. We had $706.7 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,543.3 million and $1,315.6 million of availability under our Credit Facilities at September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, we had $14.0 million of LIBOR borrowings under our Uncommitted Credit Facility. As of December 31, 2012, we had $13.9 million of LIBOR borrowings under our Uncommitted Credit Facility. The Uncommitted Credit Facility may be terminated at any time by either party.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). At September 30, 2013, our EBITDA to interest ratio was 6.04 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.21 compared to the 3.75 maximum allowed by the covenants. In July 2013, we amended our Credit Facilities to allow for our maximum total debt to EBITDA ratio not to exceed 3.75 for each of the fiscal quarters ending June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, and 3.50 for each each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Interest Rate Swap Agreements
During August 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and increasing our floating interest rate exposure. As of September 30, 2013, our outstanding swap agreements have a total notional value of $200.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. These swap agreements mature in May 2023.
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
Credit Rating
We have received investment grade credit ratings. As of September 30, 2013, our senior debt was rated BBB, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
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
The following table calculates our free cash flow for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash provided by operating activities	$375.7	$361.7	$1,137.2	$1,056.7
Purchases of property and equipment	(226.9)	(244.9)	(688.7)	(707.4)
Proceeds from sales of property and equipment	4.6	3.1	12.0	24.5
Free cash flow	$153.4	$119.9	$460.5	$373.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$226.9	$244.9	$688.7	$707.4
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(0.4)	(29.2)	12.6	(33.7)
Property and equipment received during the period	$226.5	$215.7	$701.3	$673.7

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

•
potential increases in our expenses if we are required to provide additional funding to any multiemployer pension plan to which we contribute or if a withdrawal event or events occur with respect to any multiemployer pension plan to which we contribute;

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
At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $24 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent change in the price of diesel fuel changes our fuel recovery fee by approximately $19 million per year.
Our operations also require the use of certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel surcharges from our vendors.
Commodities Price Risk
We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenue from sales of these products during the nine months ended September 30, 2013 and 2012 was $271.6 million and $266.5 million, respectively.
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
Interest Rate Risk
We are subject to interest rate risk on our variable rate long-term debt. Additionally, we entered into various interest rate swap agreements with the goal of reducing overall borrowing costs and increasing our floating interest rate exposure. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
At September 30, 2013, we had approximately $936 million of floating rate debt and $200.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $11.4 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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

PART II - OTHER INFORMATION

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $67.7 million relating to our outstanding legal proceedings as of September 30, 2013, including those described in this Form 10-Q and others that are not specifically described. As of the end of each reporting period, we review each of our legal proceedings and we accrue, as a charge currently in expense, for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we accrue for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range. If we had used the high ends of the ranges, our aggregate potential liability would have been approximately $73.5 million higher than the amount recorded as of September 30, 2013.
General Legal Proceedings
Countywide Matter
In a suit filed on October 8, 2008 in the Tuscarawas County Ohio Court of Common Pleas, approximately 700 individuals and businesses located in the area around the Countywide Recycling and Disposal Facility sued Republic Services, Inc. (Republic), Republic Services of Ohio II, LLC (Republic-Ohio), Waste Management, Inc. (WMI) and Waste Management Ohio, Inc. (WMO) for alleged negligence and nuisance. Plaintiffs allege that the landfill has generated odors and other unsafe emissions that have impaired the use and value of their property and may have adverse health effects. A second almost identical lawsuit was filed by approximately 82 plaintiffs on October 13, 2009 in the Tuscarawas County Ohio Court of Common Pleas against Republic, Republic-Ohio, WMI and WMO. The court consolidated the two actions. The relief requested on behalf of each plaintiff in the consolidated action is: (1) an award of compensatory damages according to proof in an amount in excess of $25,000 for each of the three counts of the amended complaint; (2) an award of punitive damages in the amount of two times compensatory damages, pursuant to applicable statute, or in such amount as may be awarded at trial for each of the three counts of the amended complaint; (3) interest on the damages according to law; (4) costs and disbursements of the lawsuit; (5) reasonable fees for attorneys and expert witnesses; and (6) any further relief the court deems just, proper and equitable. As a result of various dismissals of plaintiffs, this case consisted of approximately 600 plaintiffs. Republic, WMI and WMO have been dismissed from the litigation. On July 11, 2013, we finalized a settlement and resolved this case. We paid all amounts owed under the settlement during the three months ended September 30, 2013. We anticipate no further liability associated with this matter.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February

15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Comman Please Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District.
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
Buck Matter
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property located within a one-mile radius of the landfill. Defendants, Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified amount in compensatory damages. Plaintiffs allege that the tenant and owner-occupant classes are comprised of approximately 269 households and 683 residents in total.
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
Sunshine Canyon Landfill Matter
On July 13, 2012, Sunshine Canyon Landfill, located in Sylmar, California, entered into a settlement agreement with the South Coast Air Quality Management District (SCAQMD) that resolved SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions notices of violation (NOVs) received by Sunshine Canyon from SCAQMD through June 30, 2012. Per the terms of the settlement, Sunshine Canyon did not admit any liability and agreed to pay SCAQMD a stipulated amount of $435,000, plus other fees, for a release of these claims. Sunshine Canyon also remains subject to certain operational requirements set forth in the third stipulated amended abatement order issued by SCAQMD's independent hearing board, as further modified by stipulation on July 11, 2012. Following the 2012 settlement with SCAQMD, Sunshine Canyon has received 29 additional NOVs for odors and excess surface emissions. On September 24, 2013, Sunshine Canyon entered into a settlement agreement with SCAQMD that resolved SCAQMD's claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to all odor-related and surface emissions NOVs received by Sunshine Canyon from SCAQMD beginning on or about July 18, 2012 through September 6, 2013. Per the terms of the settlement, Sunshine Canyon did not admit any liability and agreed to pay SCAQMD a stipulated amount of $290,000, which consists of $82,000 in civil penalties and $208,000 to fund a supplemental environmental project to be performed by SCAQMD related to testing and evaluating the landfill gas system at Sunshine Canyon.
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
There were no material changes during the nine months ended September 30, 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2013:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2013	—	$—	—	$189,162,069
August 2013	1,417,782	$34.02	1,417,782	$140,927,583
September 2013	925,988	$32.72	925,988	$110,632,017
	2,343,770		2,343,770

(a)
In October 2013, the board of directors added $650 million to the existing share repurchase authorization. Before this, approximately $110.6 million remained under the prior authorization. The total authorization is now $760.6 million through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the August 2011 authorization.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
In connection with an effort to harmonize certain terms of employment of the named executive officers, we entered into amended agreements with Donald W. Slager, Chief Executive Officer and President, and Michael P. Rissman, Executive Vice President, General Counsel and Corporate Secretary.
On October 29, 2013, Mr. Slager and Republic entered into an amended and restated Employment Agreement (the “2013 Slager Agreement”), effective immediately, which supersedes the Employment Agreement between Mr. Slager and Republic that was entered into and effective as of March 30, 2012 (the “2012 Slager Agreement”).
The 2013 Slager Agreement contains the following changes to the 2012 Slager Agreement: (1) provides that upon a termination of employment by Republic without cause or by Mr. Slager for good reason in connection with a change of control, all of his equity grants outstanding as of the date of termination shall vest whether or not otherwise vesting in the year of termination; (2) provides that upon a termination of employment by Republic without cause or by Mr. Slager for good reason in connection with a change of control, the vesting and payment of long-term awards will be at target and without proration; and (3) modifies the definition of “cause” for termination of his employment in the event of crime to be his conviction of or plea of guilty or nolo contendere to a felony. The 2013 Slager Agreement preserves unchanged the remaining material terms of the 2012 Slager Agreement, including: 2013 base salary of $1,000,000; 2013 annual bonus opportunity with a target of 125%; merit and other bonuses, long-term awards, and equity awards under the 2007 Stock Incentive Plan as may be determined by the Board of Directors or a committee thereof; and a Supplemental Retirement Benefit equal to $2,287,972, increased at an annual rate of 6%, compounded annually from December 5, 2008 until the date of his termination.
Mr. Rissman and Republic entered into a non-competition, non-solicitation, confidentiality and arbitration agreement on October 30, 2013, effective immediately, that supersedes his February 9, 2010 non-solicitation, confidentiality and arbitration agreement. The new agreement includes a non-competition provision and acknowledges that the restriction on engaging in the practice of law is limited to the restrictions imposed by the applicable ethical rules of professional conduct.
The above descriptions of the 2013 Slager Agreement and Mr. Rissman’s non-competition, non-solicitation, confidentiality and arbitration agreement are not complete and are qualified in their entirety by reference to the terms of the agreements, copies of which are filed as Exhibits 10.1 and 10.2 to this Form 10-Q and are incorporated by reference herein.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

10.1*+	Employment Agreement, dated October 29, 2013, by and between Donald W. Slager and Republic Services, Inc.

10.2*+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, dated October 30, 2013, by and between Michael Rissman and Republic Services, Inc.

10.3*+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan as Amended and Restated Effective January 1, 2010, dated October 29, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	October 31, 2013	By:	/S/ GLENN A. CULPEPPER
Glenn A. Culpepper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2013	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)