Form 10-K
period 2013-12-31
REPUBLIC SERVICES, INC.
filed 2014-02-13
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2013, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $12.3 billion.

As of February 5, 2014, the registrant had outstanding 360,614,010 shares of Common Stock (excluding treasury shares of 50,594,739).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic,” “the Company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 336 collection operations in 39 states and Puerto Rico. We own or operate 199 transfer stations, 190 active solid waste landfills and 69 recycling centers. We also operate 69 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996.
Based on an industry trade publication, the United States non-hazardous solid waste services industry generates annual revenue of approximately $55 billion, of which approximately 45% is recognized by publicly owned waste companies. Industry data also indicates that the non-hazardous waste industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 35% and 20%, respectively, of total industry revenue. We believe growth in the solid waste industry historically has been linked primarily to growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.
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
We manage our operations through three geographic operating regions that are also our reportable segments: East, Central and West. Each region is organized into several areas and each area contains multiple business units or operating locations. Each of our regions and all of our operating areas provide collection, transfer, recycling and landfill services. We believe this structure facilitates integrating our operations within each region, which is a critical component of our operating strategy. It also allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while minimizing administrative overhead costs and maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.
Our Core Priorities

Commitment to Safety

We are dedicated to the safety of our employees, our customers and the communities we serve.  Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.  As a leader in the waste industry, we implement initiatives to help all employees take ownership of safety:

•
Focus 6 Program. Our Focus 6 Program provides employees with guidance, tips and techniques to prevent the six most common types of serious accidents - backing, intersections, rear collisions, roll over, employee and pedestrian. The training employees receive from Focus 6 is the foundation of the countless decisions they have to make every day to stay safe.

•
Celebrate Safety Records. We believe good safety records are something to celebrate, and we take pride in recognizing employees and divisions that demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, EIA’s Driver of the Year. Every year since 2009, Republic drivers have been awarded this distinguished safety honor.

•
Educational Programs. We have implemented an employee safety observation program that provides our employees with the tools to make safety a priority. Approximately 95% of our management team has completed modules within this program. Upon hire, our drivers also must complete a robust educational program, which approximately 85% of our drivers completed in 2013.

Commitment to Compliance

We also are dedicated to compliance. Compliance with laws and our policies and procedures is essential to our efforts to gain and keep the confidence and support of customers, regulatory and other governmental agencies, suppliers and the public. Most important, compliance is simply the right thing to do and is a critical part of the way we do business. Accordingly, we require all of our employees and independent contractors to comply with all applicable laws and rules, our Compliance Program and our Code of Business Ethics and Conduct. We also require them to report any violation or illegal activity to us so that we may deal with it appropriately.

Commitment to Sustainability

We are devoted to delivering convenient, cost-effective waste and recycling solutions across our national network in a way that also minimizes strain on the planet’s resources. We partner with our customers and communities to advance sustainable solutions for our planet. Our commitment to sustainability can be seen in practice through our:

•	expansion of recycling capabilities;

•	operation of landfill gas and solar energy projects; and

•	fleet conversion to compressed natural gas.

We have made, and continue to make, significant investments in high-impact areas of our business to provide meaningful improvement in environmental, economic, and social conditions. These investments demonstrate our commitment to sustainability, while creating tangible value for our shareholders.
Customer Experience

We strive to provide the highest level of customer service. This means placing the focus squarely on our customers by listening and responding as well as anticipating their wants and needs. We then determine how to best meet our customers' expectations by delivering and implementing superior, customized solutions. We frequently visit customers to ensure customer service and satisfaction, and confirm their expectations are being met. We also have municipal marketing representatives who are responsible for working with municipalities or communities to which we provide residential service.

The expanded use of technology is one of the ways in which we intend to continue to meet our customers’ expectations. We desire to make it easy and seamless for our customers to do business with us. For example, in the near future our technology will allow more customers to access information and perform functions, such as changing or making service requests and interacting with customer service representatives, online. By increasing the ease of use and functionality of our web-based market presence, we believe we will enhance customer satisfaction and retention while we lower our costs.

Commitment to People
Training and developing our people is a priority. We aspire to be a company where the best people want to work and are committed to doing their best work every day. We work to create and maintain an environment that attracts, develops and retains people who assure our success with customers, differentiate us from our competitors and allow us to be an employer of choice for top talent. As of December 31, 2013, we employed approximately 31,000 full-time employees, approximately 26% of whom were covered by collective bargaining agreements.

Creating Shareholder Value

We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth, while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We value regular communication and interaction with our stockholders, and regularly participate in investor meetings and conferences.

Management Team
We believe we have one of the most experienced management teams in the solid waste industry.
Donald W. Slager became our Chief Executive Officer (CEO) and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied Waste Industries, Inc. (Allied) acquisition in December 2008 until then. In addition to his duties as CEO, Mr. Slager resumed the role of principal operating executive from November 2011 until August 2012 and beginning October 2013 to the present. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 33 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.
Glenn A. Culpepper was elected Executive Vice President - Chief Financial Officer (CFO), in January 2013. Mr. Culpepper has more than 30 years of broad-based financial experience. He joined Republic from Summit Materials, a leading business in the aggregates and building materials sector, where he had been CFO for the last two years. Prior to that, Mr. Culpepper spent 21 years at CRH PLC, a large publicly-traded multinational construction materials company based in Dublin, Ireland, including two years as its principal financial officer and member of its board of directors, and 13 years as the CFO of its North American operations, Oldcastle Materials. Prior to CRH, Mr. Culpepper held roles of increasing responsibility in audit, tax and mergers and acquisitions at Price Waterhouse.
Jeffrey A. Hughes was named Executive Vice President, Human Resources in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 26 years of experience in the solid waste industry.
Michael P. Rissman has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2009. Previously, Mr. Rissman had served as acting General Counsel and Corporate Secretary from March 2009. Mr. Rissman joined Allied as Vice President and Deputy General Counsel in July 2007 and continued in the same positions at Republic following the Allied acquisition in December 2008. Prior to joining Allied, Mr. Rissman was a partner at Mayer Brown LLP in Chicago, where he worked from 1990 until coming to Allied.
Our local management teams have extensive industry experience in growing, operating and managing solid waste companies and have substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. Each regional management team includes a region president, vice president, vice president-controller, vice president of human resources, vice president of sales, vice president of operations support, director of safety, director of engineering and environmental management, and director of market planning and development. We believe our strong regional management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our regional management teams and area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of, and involvement in, their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various regions, areas and business units throughout our operations to continue improving our operations and our operating margins.

Integrated Operations
We believe we have created a company with a strong, national operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2013, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority and it is profitable to do so.

Growth Initiatives
Our growth initiatives are designed to deliver total waste stream solutions to our customers while creating sustainable economic value for our stockholders. We believe focusing on the following growth initiatives will improve profitability and generate value for our stockholders:
Internal Growth
Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. We allocate capital to businesses, markets and development projects both to support growth and to achieve acceptable rates of return. The key components of our internal growth strategy are:

Price Growth.  We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling facilities.

Volume Growth. We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste under residential collection contracts with municipalities, exclusive franchise agreements, as well as commercial and industrial contracts. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying population growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for services provide an appropriate return on our capital investment.

Sales and Marketing Activities and National Accounts.  We manage our sales and marketing activities to enable us to capitalize on our leading position in many of the markets in which we operate. While most of our marketing activity is local in nature, we also employ a National Accounts selling organization in response to the needs of national and regional customers. The National Accounts team is designed to provide the best total solution to our customers’ evolving waste management needs in an environmentally responsible manner. We partner with national clients to reach their sustainability goals, optimize waste streams, balance equipment and service intervals, and provide customized reporting. The National Accounts team centralizes certain services like customer support and billing to effectively manage customer needs, while helping minimize costs. With our extended geographic reach, this team effectively serves our customers nationwide.

Acquisitions and Public-Private Partnerships
Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements, and the limited number of exit strategies for privately held companies. We also will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. We expect to maintain a steady pace of acquisition investment of approximately $100 million annually.
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
Expansion of Recycling Capabilities
We believe approximately 26% of municipal solid waste is recycled. Communities have increasingly committed to their residents to enhance and expand their recycling programs. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices. We currently own or operate 69 recycling centers. During 2013, we invested approximately $30 million to develop and upgrade our recycling centers. We will continue to look for opportunities to expand our recycling capabilities in markets where these services are desired and provide an appropriate return on our investment.

Development Activities

We seek to identify opportunities to further our position as an integrated service provider in markets where we are not fully integrated. Where appropriate, we obtain permits to build transfer stations, recycling centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.
We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate return on investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through integrating additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets.
Cost Control Initiatives
Our cost control initiatives are designed to deliver the best service possible to our customers in the most efficient, productive and environmentally sound way possible.
Fleet Automation
Approximately 66% of our residential routes have been converted to automated single driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 12% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG, our preferred alternative fuel technology, as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is most prudent to realize the full value of our previous fleet investments. Approximately 50% of our replacement vehicle purchases during 2013 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission objectives or initiatives that focus on protecting the environment. Although upfront costs are higher, we expect that using natural gas will reduce our overall fleet operating costs through lower fuel expenses.
Standardized Maintenance
Based on an industry trade publication, we operate the eighth largest vocational fleet in the United States. As of December 31, 2013, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Average Age
Residential	7,600	7
Commercial	4,300	6
Industrial	3,600	9
Total	15,500	7
Through standardization of core functions, we believe we can minimize variability in our maintenance processes resulting in higher vehicle quality while extending the service life of our fleet. We believe operating a more reliable, safer and efficient fleet will lower our operating costs. We have completed implementation of standardized maintenance programs for approximately 45% of our fleet maintenance operations as of December 31, 2013.
Cash Utilization Strategy
Key components of our cash utilization strategy include increasing free cash flow and improving our return on invested capital. Our definition of free cash flow, which is not a measure determined in accordance with United States generally accepted accounting principles (U.S. GAAP), is cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our consolidated statements of cash flows. For a discussion and reconciliation of free cash flow, you should read the "Free Cash Flow" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Form 10-K.

We believe free cash flow drives shareholder value and provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes investments in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade rating.

We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, as well as by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2003, our board of directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in July 2013 to $0.26 per share, representing a compound annual growth rate since 2003 of 20.6%, and a 10.6% increase over that of the prior year. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance stockholder value.
Share Repurchases
We have had a share repurchase program since November 2010. From November 2010 to December 31, 2013, we used $1,039.2 million to repurchase 35.5 million shares of our common stock at a weighted average cost per share of $29.30. In October 2013, the board of directors added $650 million to the existing share repurchase authorization. As of December 31, 2013, there was $760.6 million remaining under our share repurchase authorization. During 2014, we expect to use approximately $400 million of our authorization to repurchase our outstanding shares of common stock.
Strong Capital Structure
Since our merger with Allied on December 5, 2008, we have refinanced $5,288.2 million in senior notes and $1,206.2 million in tax-exempt financings. This reduced the average coupon rate on our senior notes and tax-exempt financings, on a weighted average basis, by more than 175 basis points while extending our debt maturities and giving greater stability to our capital structure. As a result of the refinancing, our debt maturity and revolver capacity profile is as follows:

	2014	2015	2016	2017	2018	Thereafter

Credit facilities	$—	$—	$1,000.0	$1,250.0	$—	$—
Senior notes	—	—	—	—	700.0	5,025.7
Debentures	—	—	—	—	—	200.5
Tax-exempt financings	11.3	4.8	—	—	—	1,071.6
Total	$11.3	$4.8	$1,000.0	$1,250.0	$700.0	$6,297.8

A key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB+ by Standard & Poor’s, BBB by Fitch and Baa3 by Moody’s as of December 31, 2013. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.

Operations
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste and recovering and recycling certain materials.
Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers through 336 collection operations. In 2013, 77% of our revenue was derived from collection services. Within the collection line of business, 34% of our revenue is from services provided to municipal and residential customers, 40% is from services provided to commercial customers and 26% is from services provided to industrial (both permanent and temporary) and other customers.

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
Transfer Services.  We own or operate 199 transfer stations. Revenue at transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2013. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional "gate" to extend their geographic reach.
When our own collection operations use our transfer stations, this improves internalization by allowing us to retain fees we would otherwise pay to third-party disposal sites. It also allows us to manage costs associated with waste disposal because: (1) transfer trucks have larger capacities than collection trucks, allowing us to deliver more waste to the landfill in each trip; (2) waste is accumulated and compacted at strategically located transfer stations to increase efficiency; and (3) we can retain volume by managing the waste to one of our own landfills rather than to a competitor’s.
Landfill Services.  We own or operate 190 active landfills. We charge tipping fees to third parties, which accounted for approximately 12% of our revenue during 2013. As of December 31, 2013, we had approximately 37,000 permitted acres and total available permitted and probable expansion disposal capacity of 4.9 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills; however, we cannot assure you that all proposed or future expansions will be permitted as designed.
We also have responsibility for 124 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services.  We own or operate 69 recycling centers. These facilities generate revenue through the processing and sale of old corrugated cardboard (OCC), old newspaper (ONP), aluminum, glass and other materials, which accounted for approximately 4% of our revenue during 2013. Approximately 70% of our recycling center volume relates to OCC, ONP and other mixed paper. Of the 4.7 million tons we sold during 2013, 2.2 million moved through our recycling centers and 2.5 million we collected and delivered to third parties.

Changing market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $31 million and $19 million, respectively.

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
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Other Services.  Other revenue consists primarily of National Accounts revenue generated from nationwide contracts in markets outside our operating areas, where the associated waste handling services are subcontracted to local operators. Thus, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

Competition
We operate in an intensely competitive industry. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.
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
Seasonality and Severe Weather

Our operating revenues tend to be somewhat higher in the summer months, primarily due to higher volumes of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect this seasonality.
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
We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities or in the need to expend funds for fines, penalties or settlements. We cannot assure you that citations and notices will not be issued in the future despite our strong regulatory compliance efforts. We have established final capping, closure, post-closure and remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs; however, we cannot assure you that actual costs will not exceed our reserves.

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

•
The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but also can be based upon the existence of small quantities of more than 700 “substances” characterized by the EPA as “hazardous,” many of which are found in common household waste. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been, or are threatened to be, released and which require investigation or cleanup.

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

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past two years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty tucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for conventional automobiles and pick-up trucks in model years 2017 through 2025. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. In issuing the fuel economy standards for heavy-duty trucks and tractor trailers, the government estimated the standards would increase the cost of the average tractor-trailer by approximately $6,200, but that the vehicle would save fuel costs over its operating life.

•
The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation.  Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been considered, or are under consideration by, the U.S. Congress and the EPA.

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
Liabilities Established for Landfill and Environmental Costs.  We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the "Contractual Obligations" section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Form 10-K for further information.
Liability Insurance and Bonding
The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public. Although we focus on operating safely and prudently, we occasionally receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain various policies of insurance that, subject to limitations, exclusions, deductibles or self insurance, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, we can neither assure you that such insurance would be adequate, in scope or amount, in the event of a major loss, nor that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We also cannot assure you that we would continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.
Accruals for self insurance or deductibles are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance or deductible retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we also purchase surety bonds, insurance policies, letters of credit, or marketable securities deposits in connection with municipal residential collection contracts, financial assurance for closure and post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance.
Availability of Reports and Other Information
Our corporate website is www.republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy, and Charters of the Nominating and Corporate Governance Committee, Audit Committee and Management Development and Compensation Committee of the board of directors. In addition, the SEC website is www.sec.gov. The SEC makes available on that website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

ITEM 1A.	RISK FACTORS
This Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook,” “believe” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon our management's current beliefs and expectations and are subject to risk and uncertainties, including the risks set forth below in these Risk Factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Accordingly, you should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2013, we had approximately $7 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

General economic conditions can directly and adversely affect our operating results.
Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. A weak economy generally results in decreases in volumes of waste generated, which adversely affects our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust quickly to match declining waste volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, the decline in waste volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Recent and continuing economic conditions have negatively impacted the portion of our collection business servicing commercial and industrial accounts in general, and the manufacturing and construction industries in particular. We cannot assure you that worsening economic conditions would not have a significant adverse impact on our consolidated financial condition, results of operations or cash flows. Further, recovery in the solid waste industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
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
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on price, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue or tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, from time to time our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $516.7 million in 2013, or 6.1% of revenue, compared to $530.1 million in 2012, or 6.5% of our revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2013, approximately 19% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. For 2013, we were able to recover approximately 74% of our fuel costs with fuel recovery fees. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $25 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $20 million. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for 2014 and beyond. These regulations are one of many factors that may affect the cost of the fuel we use.
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
To manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2013, approximately 24% of our tonnage sold was hedged with such arrangements. At current volumes and mix of materials, we believe a $10 per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $31 million and $19 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material impact to our revenue and cost of operations.

Adverse weather conditions, including those brought about by climate change, may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting from climate change, some of which we may already be experiencing. Recent studies suggest that global warming is occurring faster than previously projected, with the EPA projecting a 4° to 11° Fahrenheit temperature increase in the United States by the end of the century. In addition to sea level rise, this temperature increase is expected to result in more severe droughts, floods, and other extreme weather events. Any of these factors could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.

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
We cannot assure you that we will be able to obtain or maintain the permits we require to operate because permits to operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has at times increased our costs and extended the time associated with establishing new landfills and transfer stations and expanding existing landfills. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills or transfer stations or expanding existing landfills. Our failure to obtain the required permits to operate our landfills and transfer stations could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.

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
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Although such actions help to protect our environment, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative impact on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative impact on our consolidated financial condition, results of operations and cash flows.
The possibility of landfill and transfer station site development projects, or expansion projects not being completed or certain other events could result in material charges to income.
In accordance with U.S. GAAP, we capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidated balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse impact on our results of operations.
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
Efforts to curtail the emission of greenhouse gases and to ameliorate the effects of climate change continue to progress. Our landfill operations emit anthropogenic methane, identified as a greenhouse gas, and our vehicle fleet emits, among other things, carbon dioxide, which also is a greenhouse gas. Conventional wisdom still suggests that passage of comprehensive, federal climate change legislation is highly unlikely. Nonetheless, should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are “pollutants” for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has since finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. the EPA and the NHTSA have finalized such regulations applicable to heavy-duty vehicles through model-year 2018 and to light-duty vehicles through model-year 2025. We cannot assure you that federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles will not have a material effect on our consolidated financial condition, results of operations or cash flows.
As it relates to stationary sources of greenhouse gases, in May 2010 the EPA finalized the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule sets levels of greenhouse gas emissions at new or modified stationary emission sources that trigger permit and control obligations based upon such sources' total greenhouse gas emissions. Recent efforts to challenge the Tailoring Rule before the U.S. Court of the Appeals for the District of Columbia (the "DC Circuit") have failed. Most recently, a federal appellate court decision has called into question certain regulatory deferrals that had been established for biogenic carbon dioxide emissions, including those from landfills. The D.C. Circuit struck down the EPA’s July 2011 rule deferring the application of the Tailoring Rule to biogenic carbon emissions. At this time, it is uncertain what action the EPA will take with respect to regulating the biogenic carbon emissions from the management of municipal solid waste. We cannot assure you that the eventual application of the Tailoring Rule to our landfills will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations or cash flows.
We may have environmental liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.
We may incur liabilities for the deterioration of the environment arising from our operations or properties. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
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
Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates and on our ability to successfully integrate acquired operations into our business. The integration of our operations with those of acquired companies may present significant challenges to our management. In addition, competition for acquisition candidates may prevent us from acquiring certain acquisition candidates. Thus, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified;

•	we will be able to acquire any of the candidates identified;

•	we will effectively integrate companies we acquire; or

•	any acquisitions will be profitable or accretive to our earnings.
If any of these factors force us to alter our growth strategy, our growth prospects could be adversely affected.

Businesses we acquire may have undisclosed liabilities.
Our due diligence investigations of acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or that any indemnification obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

Our consolidated financial statements are based on estimates and assumptions that may differ from actual results.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management's estimates. Actual results may differ from these amounts. Significant items requiring management to make subjective or complex judgments about matters that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, self-insurance and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. We cannot assure you that the liabilities recorded for items such as these will be adequate to cover the costs we ultimately will face.
The introduction of new accounting rules, laws or regulations could adversely impact our reported results of operations.
Complying with new accounting rules, laws or regulations could adversely impact our results of operations or cause unanticipated fluctuations in our results of operations or financial conditions in future periods.
We may be subject to workforce influences, including work stoppages, which could increase our operating costs and disrupt our operations.
As of December 31, 2013, approximately 26% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse impact on us.
We contribute to 26 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 20% of our total current employees participate in such multiemployer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. Except as discussed in Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K, we cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans and, therefore, have not recorded any related liabilities. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period.
Further, under current law, upon the termination of a multiemployer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a Withdrawal Event), we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multiemployer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
For additional discussion and detail regarding multiemployer pension plans see, Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.
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
A cybersecurity incident could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. While the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space. We also maintain regional administrative offices in all of our regions.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2013, we owned or operated 336 collection operations, 199 transfer stations, 190 active solid waste landfills and 69 recycling centers in 39 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 105,000 acres, including approximately 37,000 permitted acres. We also own or have responsibilities for 124 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our consolidated financial statements in Item 8 of this Form 10-K; and (2) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K.

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $51 million relating to our outstanding legal proceedings as of December 31, 2013, including those described in this Form 10-K and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would have been approximately $67 million higher than the amount recorded as of December 31, 2013.
General Legal Proceedings
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries, Allied Transportation and Allied Waste Industries, Inc. (Allied), as well as CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.

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
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $100,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed $100,000. We are disclosing the following matter in accordance with that requirement:
Bridgeton Landfill Matters

On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, as well as claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction under which the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the New York Stock Exchange and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2013:
First quarter	$33.01	$29.34	$0.235
Second quarter	35.28	32.07	0.235
Third quarter	35.61	31.94	0.260
Fourth quarter	35.29	32.29	0.260
Year Ended December 31, 2012:
First quarter	$30.92	$27.00	$0.220
Second quarter	31.32	25.15	0.220
Third quarter	29.22	25.76	0.235
Fourth quarter	29.97	26.25	0.235

There were 734 holders of record of our common stock at February 5, 2014, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2014, our board of directors declared a regular quarterly dividend of $0.26 per share for stockholders of record on April 1, 2014. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance stockholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2013, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
There were no purchases of shares of our common stock during the three months ended December 31, 2013.

In October 2013, the board of directors added $650 million to the existing share repurchase authorization. As of each of October 2013, November 2013 and December 2013, $760.6 million remained under the program, which extends through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time.
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2013.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2008 to December 31, 2013 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2008 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2008	2009	2010	2011	2012	2013
Republic Services, Inc.	$100.00	$118.00	$127.75	$121.32	$133.47	$155.65
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
DJ W&DS Index	100.00	113.83	135.21	135.45	146.97	183.62

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.
See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue	$8,417.2	$8,118.3	$8,192.9	$8,106.6	$8,199.1
Expenses:
Cost of operations	5,234.7	5,005.7	4,865.1	4,764.8	4,844.2
Depreciation, amortization and depletion	877.4	848.5	843.6	833.7	869.7
Accretion	76.6	78.4	78.0	80.5	88.8
Selling, general and administrative	853.8	820.9	825.4	858.0	880.4
Negotiation and withdrawal costs - Central States Pension and Other Funds	157.7	35.8	—	—	—
(Gain) loss on disposition of assets and impairments, net	(1.9)	(2.7)	28.1	19.1	(137.0)
Restructuring charges	8.6	11.1	—	11.4	63.2
Operating income	1,210.3	1,320.6	1,552.7	1,539.1	1,589.8
Interest expense	(360.0)	(388.5)	(440.2)	(507.4)	(595.9)
Loss on extinguishment of debt	(2.1)	(112.6)	(210.8)	(160.8)	(134.1)
Interest income	0.7	1.0	0.3	0.7	2.0
Other income, net	2.3	3.4	4.3	5.4	3.2
Income before income taxes	851.2	823.9	906.3	877.0	865.0
Provision for income taxes	262.1	251.8	317.4	369.5	368.5
Net income	589.1	572.1	588.9	507.5	496.5
Net (income) loss attributable to noncontrolling interests	(0.2)	(0.3)	0.3	(1.0)	(1.5)
Net income attributable to Republic Services, Inc.	$588.9	$571.8	$589.2	$506.5	$495.0
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.63	$1.56	$1.57	$1.32	$1.30
Weighted average common shares outstanding	362.1	366.9	376.0	383.0	379.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.62	$1.55	$1.56	$1.32	$1.30
Weighted average common and common equivalent shares outstanding	363.4	368.0	377.6	385.1	381.0
Cash dividends per common share	$0.99	$0.91	$0.84	$0.78	$0.76
Other Operating Data:
Cash provided by operating activities	$1,548.2	$1,513.8	$1,766.7	$1,433.7	$1,396.5
Purchases of property and equipment	880.8	903.5	936.5	794.7	826.3
Proceeds from sales of property and equipment	23.9	28.7	34.6	37.4	31.8
Balance Sheet Data:
Cash and cash equivalents	$213.3	$67.6	$66.3	$88.3	$48.0
Restricted cash and marketable securities	169.7	164.2	189.6	172.8	240.5
Total assets	19,949.2	19,616.9	19,551.5	19,461.9	19,540.3
Total debt	7,018.1	7,070.5	6,921.8	6,743.6	6,962.6
Total stockholders' equity	7,906.1	7,705.7	7,683.4	7,848.9	7,567.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in Item 8 of this Form 10-K. This discussion may contain forward-looking statements that anticipate results that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors in this Form 10-K.
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 336 collection operations. We own or operate 199 transfer stations, 190 active solid waste landfills and 69 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the year ended December 31, 2013 was $8,417.2 million compared to $8,118.3 million for 2012. This 3.7% increase in revenue was made up of increases in average yield of 1.3%, fuel recovery fees of 0.3% and acquisitions, net of divestitures of 0.5%, as well as increases in volume of 1.3% and recycling commodities increases of 0.3%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	2013		2012		2011
Revenue	$8,417.2	100.0%	$8,118.3	100.0%	$8,192.9	100.0%
Expenses:
Cost of operations	5,234.7	62.2	5,005.7	61.7	4,865.1	59.4
Depreciation, amortization and depletion of property and equipment	806.7	9.6	778.4	9.6	766.9	9.4
Amortization of other intangible assets and other assets	70.7	0.8	70.1	0.9	76.7	0.9
Accretion	76.6	0.9	78.4	1.0	78.0	0.9
Selling, general and administrative	853.8	10.1	820.9	10.1	825.4	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	157.7	1.9	35.8	0.4	—	—
(Gain) loss on disposition of assets and impairments, net	(1.9)	—	(2.7)	—	28.1	0.3
Restructuring charges	8.6	0.1	11.1	0.1	—	—
Operating income	$1,210.3	14.4%	$1,320.6	16.3%	$1,552.7	19.0%
Our pre-tax income was $851.2 million, $823.9 million and $906.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net income attributable to Republic Services, Inc. was $588.9 million, or $1.62 per diluted share for the year ended December 31, 2013, compared to $571.8 million, or $1.55 per diluted share, for the year ended December 31, 2012, and $589.2 million, or $1.56 per diluted share, for the year ended December 31, 2011.

During each of the three years ended December 31, 2013, 2012 and 2011, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$851.2	$588.9	$1.62	$823.9	$571.8	$1.55	$906.3	$589.2	$1.56
Negotiation and withdrawal costs - Central States Pension and Other Funds	157.7	98.3	0.27	35.8	21.6	0.06	—	—	—
Restructuring charges	8.6	5.6	0.02	11.1	6.6	0.02	—	—	—
Loss on extinguishment of debt	2.1	1.3	—	112.6	68.6	0.18	210.8	129.3	0.34
Bridgeton remediation	108.7	65.6	0.18	74.1	44.7	0.12	—	—	—
Tax valuation allowance adjustment	—	(43.5)	(0.12)	—	—	—	—	—	—
(Gain) loss on disposition of assets and impairments, net	(1.9)	(0.9)	—	(5.3)	(5.2)	(0.01)	28.1	19.8	0.06
Adjusted	$1,126.4	$715.3	$1.97	$1,052.2	$708.1	$1.92	$1,145.2	$738.3	$1.96
We believe that presenting adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc., and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation adjustments that we do not adjust from our operating results. Our definition of adjusted pre-tax income, adjusted net income attributable to Republic Services Inc., and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the years ended December 31, 2013 and 2012, we recorded charges to earnings of $157.7 million and $35.8 million, respectively, primarily related to our negotiation and withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). Also included within these charges to earnings for 2013 is $2.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as costs of $17.0 million ($5.1 million in 2012) related to the negotiation of collective bargaining agreements under which we had obligations to contribute to the Fund.
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the years ended December 31, 2013 and 2012, we incurred $8.6 million and $11.1 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements.
Loss on extinguishment of debt. During the years ended December 31, 2013, 2012 and 2011, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Bridgeton remediation. We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $108.7 million in June 2013 and $74.1 million during 2012 to manage the remediation area and monitor the site.

Tax valuation allowance adjustment. During the fourth quarter of 2013, we reduced our valuation allowance related to certain deferred tax assets for state net operating loss carryforwards due to our determination that it is more likely than not a portion of these carryforwards would be utilized in future years.
(Gain) loss on disposition of assets and impairments, net. For a more detailed discussion of the components of this, see our “(Gain) Loss on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2014 Guidance
In 2014, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities, and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade rating, and increasing cash returns to our stockholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2014. Specific guidance follows:
Revenue
We expect 2014 revenue to increase by approximately 3.5% to 4.5% comprised of the following:

Increase (Decrease)
Average yield	1.0 to 1.5%
Volume	1.5 to 2.0
Fuel recovery fees	—
Recycled commodities	—
Acquisitions / divestitures, net	1.0
Total change	3.5 to 4.5%

Changes in price are restricted on approximately 50% of our annual service revenue. Of these restricted pricing arrangements:

•	approximately 60% are price changes based on fluctuations in a specific index (primarily the consumer price index) as defined in the contract;

•	approximately 20% are fixed price increases based on stated contract terms; and

•	approximately 20% are price changes based on a cost plus a specific profit margin or other measurement.
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
Diluted Earnings per Share
We expect 2014 diluted earnings per share to be in the range of $1.93 to $1.98.

Property and Equipment, Net
In 2014, we anticipate receiving approximately $820 million of property and equipment, net of proceeds from sales of property and equipment, as follows:

Trucks and equipment	$355
Landfill	265
Containers	125
Facilities and other	90
Property and equipment received during 2013	835
Proceeds from sales of property and equipment	(15)
Property and equipment received, net of proceeds, during 2014	$820
Results of Operations

Revenue

We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station services, landfill disposal and recycling. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars and as a percentage of our revenue):

	2013		2012		2011
Collection:
Residential	$2,175.5	25.8%	$2,155.7	26.6%	$2,135.7	26.1%
Commercial	2,616.9	31.1	2,523.2	31.1	2,487.5	30.4
Industrial	1,639.4	19.5	1,544.2	19.0	1,515.4	18.5
Other	34.7	0.4	33.4	0.4	32.9	0.4
Total collection	6,466.5	76.8	6,256.5	77.1	6,171.5	75.4
Transfer	1,021.8		964.5		994.2
Less: Intercompany	(615.2)		(575.3)		(572.8)
Transfer, net	406.6	4.8	389.2	4.8	421.4	5.1
Landfill	1,927.2		1,863.3		1,867.6
Less: Intercompany	(902.2)		(862.5)		(846.9)
Landfill, net	1,025.0	12.2	1,000.8	12.3	1,020.7	12.5
Sale of recycled commodities	374.6	4.5	349.0	4.3	438.6	5.4
Other non-core	144.5	1.7	122.8	1.5	140.7	1.6
Other	519.1	6.2	471.8	5.8	579.3	7.0
Total revenue	$8,417.2	100.0%	$8,118.3	100.0%	$8,192.9	100.0%

The following table reflects changes in our revenue for the years ended December 31, 2013, 2012 and 2011, as compared to the previous year:

	2013	2012	2011
Average yield	1.3%	0.8%	0.8%
Fuel recovery fees	0.3	0.1	1.0
Total price	1.6	0.9	1.8
Volume	1.3	(1.0)	(0.4)
Recycled commodities	0.3	(1.2)	1.0
San Mateo and Toronto contract losses	—	—	(1.4)
Total internal growth	3.2	(1.3)	1.0
Acquisitions / divestitures, net	0.5	0.4	0.1
Total	3.7%	(0.9)%	1.1%

Core price	3.3%	2.8%	2.8%
In 2013, we conformed the terms we use to describe components of price in an effort to better align with industry participants.  We have not changed our calculation methodology, but we believe use of these terms allows for consistent comparison across the industry. Average yield, which we formerly referred to as "core price," is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. We now use "core price" to mean price increases to customers and fees, excluding fuel recovery, net of price decreases to retain customers.

Revenue – 2013 compared to 2012

The increase in revenue in 2013 compared to 2012 is due to the following:

•	Average yield increased revenue by 1.3% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.3% of the total revenue growth. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for 2013 as compared to 2012 resulted primarily from an increase in the fuel recovery rates charged. During 2013, we were able to recover approximately 74% of our direct fuel expenses with fuel recovery fees, compared to 67% during 2012.

•
Volume increased revenue by 1.3%, primarily due to higher volumes in commercial and industrial collection, disposal and non-core lines of business, partially offset by lower volumes in our residential collection line of business. Volume increases in our landfill line of business during 2013 were primarily attributable to construction and special waste volumes, offset by decreases in municipal solid waste.

•
Recycled commodities increased revenue by 0.3%, primarily due to the change in the market price of materials as well as increased production volumes. The average price for old corrugated cardboard was $128 per ton for 2013 compared to $124 per ton for 2012. The average price of old newspaper was $93 per ton for 2013 compared to $105 per ton for 2012. Our recycled commodity volume for 2013 of 2.2 million tons sold was 9% higher than the volume in 2012 as a result of our investment in recycling centers along with higher organic volumes.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $31 million and $19 million, respectively.

Revenue – 2012 compared to 2011

The decrease in revenue in 2012 compared to 2011 is due to the following:

•
Average yield increased revenue by 0.8% due to positive pricing in our collection, transfer and landfill lines of business. Pricing was higher in the second half of 2012, which reflects the higher level of price resets to our index-based customers.

•
Fuel recovery fees increased revenue by 0.1% and 1.0% for 2012 and 2011, respectively. The impact of the change in fuel recovery fees was diminished in 2012 as the average fuel price per gallon increased approximately 3% from 2011 to 2012 as compared to approximately 29% from 2010 to 2011. For 2012 and 2011, we were able to recover approximately 67% and 68%, respectively, of our fuel costs with fuel recovery fees.

•
Volume decreased revenue by 1.0% in 2012. Volume declines were primarily in our landfill, transfer station and non-core lines of business, primarily due to the acquisition of a large national broker by a competitor and the loss of a large National Accounts contract. Within the landfill business, special waste and construction and demolition volumes decreased by approximately 4.3% and 6.4%, respectively, and landfill municipal solid waste volumes declined approximately 5.3% compared to the prior year. Volume declines in special waste were caused by special waste event work not recurring in 2012 and being postponed due to continuing weak economic conditions. The decline in landfill municipal solid waste volumes relates primarily to a loss of certain municipal disposal contracts in our East Region and competitive pressures in our Los Angeles market. Collection volumes were positive 0.2% year over year, with most improvements coming from the commercial and industrial lines of business.

•
Recycled commodities decreased revenue by 1.2% due to a decrease in the market price of materials. Average prices for old corrugated cardboard in 2012 were $124 per ton compared to $159 per ton in 2011, a decrease of $35 per ton or 22%. Average prices of old newspaper for 2012 were $105 per ton compared to $142 per ton in 2011, a decrease of $37 per ton or 26%. The declines in prices were partially offset by increased volumes processed. Our 2012 recycled commodity volume of 2.1 million tons sold was 2.5% higher than 2011 volumes.

Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars and as a percentage of our revenue):

	2013		2012		2011
Labor and related benefits	$1,651.6	19.6%	$1,573.9	19.4%	$1,530.4	18.7%
Transfer and disposal costs	637.0	7.6	616.4	7.6	636.1	7.8
Maintenance and repairs	736.0	8.7	682.7	8.4	632.1	7.7
Transportation and subcontract costs	469.1	5.6	431.9	5.3	443.4	5.4
Fuel	516.7	6.1	530.1	6.5	516.5	6.3
Franchise fees and taxes	412.5	4.9	401.9	5.0	395.7	4.8
Landfill operating costs	116.4	1.4	124.0	1.5	126.1	1.5
Risk management	158.7	1.9	177.3	2.2	167.5	2.0
Cost of goods sold	132.8	1.6	114.6	1.4	146.8	1.8
Other	295.2	3.5	278.8	3.4	270.5	3.4
Subtotal	5,126.0	60.9	4,931.6	60.7	4,865.1	59.4
Bridgeton remediation	108.7	1.3	74.1	1.0	—	—
Total cost of operations	$5,234.7	62.2%	$5,005.7	61.7%	$4,865.1	59.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.

Cost of Operations - 2013 compared to 2012

Our cost of operations increased $229.0 million or, as a percentage of revenue, 0.5% in 2013 compared to 2012, primarily as a result of the following:

•	Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, health care costs and collection volumes.

•
Transfer and disposal costs increased primarily due to higher prices and volumes disposed at third party sites. During 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) compared to 67% for 2012.

•
Maintenance and repairs expense increased due to higher collection volume, cost of parts, internal labor, third party truck repairs and costs associated with our fleet maintenance initiative. Container and compactor maintenance had an unfavorable impact on maintenance and repairs expense due primarily to increased container repairs resulting from unit growth in our commercial and industrial lines of business.

•
Subcontract costs increased primarily due to new National Accounts contracts and subcontracted work. Transportation costs increased due to an increase in transfer station volumes and increased fuel surcharges.

•
Our fuel costs in aggregate dollars and as a percentage of revenue decreased $13.4 million and 0.4%, respectively, due to our continued conversion to lower cost compressed natural gas (CNG) and alternative fuel tax credits. Average fuel costs per gallon for 2013 were $3.92 compared to $3.97 for 2012, a decrease of 1%.

At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $25 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $20 million per year.

•	Franchise fees and taxes increased due to increased collection revenue in franchised markets as well as increased host fees and taxes due to increased landfill volumes.

•
Landfill operating expenses in aggregate dollars and as a percentage of revenue decreased $7.6 million and 0.1%, respectively, primarily due to net favorable remediation adjustments of $17.1 million, of which $15.0 million relates to changes in the estimated timing of payments for our remediation obligations, offset by increased leachate management expenses of $9.1 million.

•	Risk management expenses decreased primarily due to favorable actuarial development, primarily in our auto liability self-insurance reserves.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue increased $18.2 million and 0.2%, respectively, primarily due to an increase in both the volume of commodities sold and the average cost per ton for commodities.

•	Included in other cost of operations is occupancy and facility costs, which increased $7.5 million primarily due to increased facility maintenance expense.

•
We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $108.7 million in June 2013 and $74.1 million during 2012 to manage the remediation area and monitor the site.

Cost of Operations – 2012 compared to 2011

Our cost of operations increased $140.6 million or, as a percentage of revenue, 2.3% in 2012 compared to 2011, primarily as a result of the following:

•
Labor and related benefits increased due to merit based wage increases in 2012 compared to 2011, as well as increases in health care costs. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower landfill, transfer, commodity and subcontract revenue compared to 2011 because these revenues have little or no variable labor costs.

•
Transfer and disposal costs decreased, primarily due to lower disposal prices and lower volumes disposed at third party sites. During 2012, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) compared to 66% for 2011.

•	Maintenance and repairs expense increased due to costs associated with our fleet maintenance initiative, as well as the increased cost of tires and container refurbishment expenses.

•	Transportation and subcontract costs decreased during 2012 compared to 2011, primarily due to the loss of a large National Accounts contract.

•
Our fuel costs in aggregate dollars and as a percentage of revenue increased $13.6 million and 0.2%, respectively, primarily due to higher fuel prices. Average fuel costs per gallon for 2012 were $3.97 compared to $3.85 for 2011, an increase of $0.12 or 3.1%.

•	Franchise fees and taxes increased, primarily due to the acquisition of businesses in franchise markets.

•	Landfill operating expenses in aggregate dollars and as a percentage of revenue decreased $2.1 million, but remained relatively consistent as a percentage of revenue at 1.5% for both 2012 and 2011.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars and as a percentage of revenue decreased $32.2 million and 0.4%, respectively, primarily due to a decline in the market value of recycled commodities, offset by an increase in the volume of commodities processed.

•	Risk management expenses increased, primarily due to lower favorable actuarial development compared to the prior year.

•	We recorded environmental remediation charges at our closed Bridgeton Landfill in Missouri of $74.1 million during 2012 to manage the remediation area and monitor the site.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	2013		2012		2011
Depreciation and amortization of property and equipment	$544.8	6.5%	$520.8	6.4%	$511.4	6.3%
Landfill depletion and amortization	261.9	3.1	257.6	3.2	255.5	3.1
Depreciation, amortization and depletion expense	$806.7	9.6%	$778.4	9.6%	$766.9	9.4%

Depreciation, Amortization and Depletion of Property and Equipment - 2013 compared to 2012

Depreciation and amortization of property and equipment in aggregate dollars increased $24.0 million, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters. Depreciation and amortization of property and equipment as a percentage of revenue remained relatively consistent at 6.5% for 2013 and 6.4% for 2012.
Landfill depletion and amortization expense in aggregate dollars increased $4.3 million, primarily due to increased landfill disposal volumes, as well as an overall increase in our average depletion rate. Offsetting these increases were favorable amortization adjustments of $0.3 million that were recognized in 2013 relative to asset retirement obligations, compared to net unfavorable adjustments of $4.9 million in 2012. Landfill depletion and amortization as a percentage of revenue remained relatively consistent at 3.1% for 2013 and 3.2% for 2012.

Depreciation, Amortization and Depletion of Property and Equipment - 2012 compared to 2011

Depreciation and amortization of property and equipment increased $9.4 million for 2012, primarily due to higher costs of residential side loaders and an increased number of CNG vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational in 2012.

Landfill depletion and amortization expense increased $2.1 million, primarily due to unfavorable adjustments to landfill depletion and amortization expense for asset retirement obligations of $4.9 million recorded during 2012 compared to favorable adjustments of $9.6 million recorded during 2011. Offsetting the increase in costs relative to asset retirement obligations was an overall decline in landfill depletion due to lower disposal volumes.

Amortization of Other Intangible Assets and Other Assets

Expenses for amortization of intangible and other assets were $70.7 million, $70.1 million and $76.7 million for 2013, 2012 and 2011, respectively, or, as a percentage of revenue, 0.8% for 2013 and 0.9% for 2012 and 2011. Our other intangible assets and other assets primarily relate to customer lists, franchise agreements, municipal contracts, trade names (now fully amortized in 2013), favorable lease assets and, to a lesser extent, non-compete agreements. Amortization of intangible assets in aggregate dollars decreased during 2012 as compared to 2011 primarily due to municipal agreement intangibles acquired from Allied that are now fully amortized.
Accretion Expense

Accretion expenses were $76.6 million, $78.4 million and $78.0 million, or, as a percentage of revenue, 0.9%, 1.0% and 0.9% for 2013, 2012 and 2011, respectively. Accretion expenses have remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges. Restructuring charges are excluded from selling, general and administrative expenses and are discussed separately below.
The following table provides the components of our selling, general and administrative expenses for the three years ended December 31, 2013, 2012 and 2011 (in millions of dollars and as a percentage of revenue):

	2013		2012		2011
Salaries	$545.4	6.5%	$539.4	6.6%	$539.6	6.6%
Provision for doubtful accounts	16.1	0.2	29.7	0.4	21.0	0.3
Other	292.3	3.4	251.8	3.1	264.8	3.2
Total selling, general and administrative expenses	$853.8	10.1%	$820.9	10.1%	$825.4	10.1%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2013 compared to 2012

Salaries increased $6.0 million, but remained relatively consistent as a percentage of revenue at 6.5% and 6.6% for 2013 and 2012, respectively. During 2013, we recorded severance costs due to management departures, and higher salaries, payroll taxes and benefits resulting from merit increases and management incentive pay, partially offset by lower salaries expense in connection with the reorganization.

Provision for doubtful accounts decreased $13.6 million and 0.2% of revenue, primarily due to a net favorable adjustment, recorded in our corporate segment, of $8.3 million resulting from a change in our estimated future bad debts.

Other selling, general and administrative expenses in aggregate dollars and as a percentage of revenue increased $40.5 million and 0.3%, respectively. These increases are primarily related to charges for legal settlements of $29.6 million for 2013, which relate to legal matters occurring in the ordinary course of business, as compared to net favorable legal settlement adjustments of $3.7 million for 2012.

Selling, General and Administrative Expenses – 2012 compared to 2011

Salaries decreased $0.2 million and remained consistent as a percentage of revenue for 2012 compared to 2011. The decrease is primarily due to lower management incentive pay due to our revised financial expectations, offset by merit wage increases and the expansion of our sales team in the second half of 2011.

Provision for doubtful accounts increased due to an increase in unrecoverable amounts from certain customers and the recovery during 2011 of accounts previously written-off.

Other selling, general and administrative expenses decreased $13.0 million or, as a percentage of revenue, 0.1%, primarily as a result of a decrease in legal fees and settlements and consulting and professional fees, partially offset by higher recruiting and relocation expenses.
Negotiation and Withdrawal Costs - Central States Pension and Other Funds

During 2013, we recorded charges to earnings of $157.7 million, primarily related to our negotiation costs of $17.0 million and our withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund) of $138.6 million. Also included in the $157.7 million of charges for 2013 is $2.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. During 2012, we recorded charges to earnings of $35.8 million, primarily related to our negotiation costs of $5.1 million and our partial withdrawal liability from the Fund of $30.7 million. The payments associated with any withdrawal liability ordinarily would be due in installments over a period of 20 years, and the payments are unlikely to be material to our cash flow in any particular period.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.

(Gain) Loss on Disposition of Assets and Impairments, Net

During 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture in our West Region and the disposal of a business in one market in our West Region, which resulted in a gain of $0.9 million and proceeds of $1.7 million.

During 2012, we recorded a net gain on disposition of assets and impairments of $2.7 million, primarily due to a $5.5 million net gain on a divestiture of a collection business in our East Region and a sale of certain assets associated with our rail logistics business. Proceeds from dispositions of solid waste assets were $9.6 million during 2012.
During 2011, we disposed of businesses in various markets, resulting in a gain of $21.0 million. In connection with the dispositions, we closed a landfill, resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $20.4 million primarily related to certain long-lived assets that are held for sale and losses on the divestiture of certain businesses and related goodwill. Proceeds from dispositions of solid waste assets were $14.2 million during 2011.
Restructuring Charges

During the fourth quarter of 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2013 and 2012, we incurred $8.6 million and $11.1 million of restructuring charges, respectively, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements. Substantially all of these charges were recorded in our corporate segment and were incurred as of December 31, 2013. As of December 31, 2013, $1.8 million remains accrued for severance and other employee termination benefits and lease exit costs.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition (in millions of dollars):

	2013	2012	2011
Interest expense on debt and capital lease obligations	$319.8	$338.5	$372.9
Accretion of debt discounts	6.9	12.2	25.6
Accretion of remediation reserves and other	40.6	46.2	49.8
Less: capitalized interest	(7.3)	(8.4)	(8.1)
Total interest expense	$360.0	$388.5	$440.2

The decrease in interest expense and accretion of debt discounts for 2013 compared to 2012 and for 2012 compared to 2011 is primarily due to refinancing certain of our higher interest rate debt in 2012. Beginning August 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $2.0 million reduction in interest expense during 2013. During 2013, 2012 and 2011, cash paid for interest was $324.0 million, $341.0 million and $396.2 million, respectively.
Loss on Extinguishment of Debt

The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars):

	Principal Repaid	Cash Paid on Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2013:
Tax-exempt financings	$189.1	$—	$2.1	$2.1
Loss on extinguishment of debt for the year ended December 31, 2013		$—	$2.1	$2.1
2012:
Amendments to Credit Facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
2011:
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to Credit Facilities	—	—	1.7	1.7
Ineffective portion of interest rate lock settlements	—	0.3	—	0.3
Tax-exempt financings	30.0	—	3.5	3.5
Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8

Income Taxes
Our provision for income taxes was $262.1 million, $251.8 million and $317.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our effective income tax rate was 30.8%, 30.6% and 35.0% for 2013, 2012 and 2011, respectively. Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance for state loss carryforwards, primarily due to our determination that it is more likely than not that a portion of these loss carryforwards will be utilized in future periods. In addition, our 2013 effective tax rate was favorably impacted by the settlement with the IRS appeals division and the Joint Committee of Taxation during the first quarter of 2013 for tax years 2009 and 2010. This settlement benefited our 2013 tax provision by approximately $14 million due to the reversals of previously accrued tax and interest.
Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2004 to 2008. This settlement benefited our 2012 tax provision by approximately $35 million due to the reversals of previously accrued tax and interest. In 2011, our effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2000 to 2003. This settlement favorably impacted our 2011 tax provision by approximately $23 million due to reversals of previously accrued tax and interest.
In addition, our 2013, 2012 and 2011 tax provisions were favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $9.6 million, $16.0 million and $19.0 million, respectively.
We made income tax payments (net of refunds received) of approximately $288 million, $185 million and $173 million for 2013, 2012 and 2011, respectively.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012, signed into law on January 2, 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013 and helped mitigate the negative impact from the lack of property deductions due to bonus depreciation taken in prior years.
Income taxes paid in 2012 and 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010. The Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through December 31, 2011 and 50% bonus depreciation for property placed in service in 2012.

For additional discussion and detail regarding our income taxes, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.

Reportable Segments
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments for all periods presented reflect the impact of the restructuring of our operations in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the years ended December 31, 2013, 2012 and 2011 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2013:
East	$2,456.0	$252.9	$4.7	$257.6	$—	$451.0	18.4%
Central	2,512.1	307.4	(2.8)	304.6	—	494.5	19.7
West	3,324.4	345.8	(3.0)	342.8	1.9	766.6	23.1
Corporate entities	124.7	48.2	0.8	49.0	—	(501.8)
Total	$8,417.2	$954.3	$(0.3)	$954.0	$1.9	$1,210.3	14.4%
2012:
East	$2,445.8	$247.6	$(3.0)	$244.6	$5.3	$474.6	19.4%
Central	2,424.8	289.6	(4.6)	285.0	(0.3)	474.5	19.6
West	3,158.0	333.5	(0.8)	332.7	0.1	685.9	21.7
Corporate entities	89.7	51.3	13.3	64.6	(2.4)	(314.4)
Total	$8,118.3	$922.0	$4.9	$926.9	$2.7	$1,320.6	16.3%
2011:
East	$2,525.7	$248.8	$(2.3)	$246.5	$(23.2)	$550.7	21.8%
Central	2,430.3	294.1	(17.0)	277.1	(0.7)	529.3	21.8
West	3,139.1	337.3	(1.5)	335.8	(5.4)	735.9	23.4
Corporate entities	97.8	51.0	11.2	62.2	1.2	(263.2)
Total	$8,192.9	$931.2	$(9.6)	$921.6	$(28.1)	$1,552.7	19.0%
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
Significant changes in the revenue and operating margins of our reportable segments for 2013 compared to 2012 and 2012 compared to 2011 are discussed in the following paragraphs.
2013 compared to 2012
East Region
Revenue for 2013 increased 0.4% from 2012, primarily due to average yield and volume increases in our commercial and industrial collection lines of business and an average yield increase in our landfill line of business. These increases were partially offset by declines in volume in our residential collection, landfill and transfer station lines of business. The volume declines in our residential collection line of business were primarily due to the loss of certain municipal contracts and volume decreases in our disposal lines of business were primarily related to the loss of certain disposal contracts.

Operating income in our East Region decreased from $474.6 million for 2012, or a 19.4% operating margin, to $451.0 million for 2013, or an 18.4% operating margin, primarily as a result of the following:

•
Cost of operations negatively impacted operating income during 2013 compared to 2012, primarily due to higher labor and benefits and repair and maintenance costs. These unfavorable items were partially offset by lower fuel expenses due to lower prices of diesel fuel and reduced risk management expenses. Cost of goods sold increased for 2013 from 2012 primarily due to a higher volume of commodities sold.

•
Depreciation, amortization, depletion and accretion negatively impacted operating income during 2013 compared to 2012 primarily due to unfavorable adjustments for asset retirement obligations of $4.7 million in 2013 compared to net favorable adjustments of $3.0 million in 2012.

•	Selling, general and administrative expenses favorably impacted operating income, primarily due to higher provisions for doubtful accounts in 2012 compared to 2013.

•
Net gains on disposition of assets and impairments unfavorably impacted operating income during 2013 compared to 2012, primarily as a result of a $5.5 million net gain on the divestiture of a collection business and the sale of certain assets associated with our rail logistics business in 2012.

Central Region
Revenue for 2013 increased 3.6% from 2012, primarily due to average yield and volume increases in our commercial and industrial collection lines of business, increased volumes in our residential collection line of business, increased municipal solid waste landfill volume and increased average yield for our disposal lines of business. These increases were partially offset by declines in transfer station volumes.
Operating income in our Central Region increased from $474.5 million for 2012, or a 19.6% operating margin, to $494.5 million for 2013, or a 19.7% operating margin, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, repair and maintenance, and cost of goods sold. Cost of goods sold increased for 2013 from 2012 primarily due to a higher volume of commodities sold.

•
Selling, general and administrative expenses favorably impacted operating income for 2013 compared to 2012, primarily due to lower legal settlement and legal fee expenses, offset by increased provisions for doubtful accounts.

West Region
Revenue for 2013 increased 5.3% from 2012, primarily due to increases in average yield and volume in substantially all core lines of business. Volume increases in the landfill line of business were primarily due to increased special waste event work.
Operating income in our West Region increased from $685.9 million for 2012, or a 21.7% operating margin, to $766.6 million for 2013, or a 23.1% operating margin, primarily as a result of the following:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs, which were primarily driven by increased usage of CNG and alternative fuel credits, offset by other operating cost increases.

•
During 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture and the disposal of a business in one market, which resulted in a gain of $0.9 million and proceeds of $1.7 million.

Corporate Entities
During 2013, the corporate entities had operating losses of $501.8 million compared to $314.4 million for 2012. Operating losses for 2013 were adversely impacted by a $108.7 million charge recorded in connection with remediation at our closed Bridgeton Landfill in Missouri, as compared to $74.1 million of charges recorded in 2012, a charge to earnings of $140.7 million during 2013 for our withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, as compared to $30.7 million of charges recorded in 2012, and certain legal settlement charges in 2013 of $31.3 million.

2012 compared to 2011
East Region
Revenue for 2012 declined 3.2%, primarily due to declines in volume in our collection, landfill and transfer station lines of business, coupled with lower recycling commodity revenue and decreases in average yield in our collection line of business. The volume declines were primarily due to the loss of a large National Accounts contract and the loss of certain disposal contracts. These decreases were partially offset by price increases in the landfill and transfer station lines of business during 2012.

Operating income in our East Region decreased from $550.7 million for 2011, or a 21.8% operating margin, to $474.6 million for 2012, or a 19.4% operating margin. In addition to the impact of the decrease in revenue, the following cost categories impacted operating income:

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

•
Depreciation, amortization, depletion and accretion favorably impacted operating income primarily due to favorable adjustments for asset retirement obligations of $3.0 million in 2012 compared to $2.3 million in 2011.

•	Selling, general and administrative expenses decreased operating income primarily due to wage increases, higher legal fees and settlements, and higher provision for doubtful accounts.

•
Net gains (losses) on disposition of assets and impairments had a favorable impact on operating income in 2012 compared to 2011, primarily due to a $5.5 million net gain on the divestiture of a collection business and the sale of certain assets associated with our rail logistics business in 2012. During 2011, we disposed of businesses in three markets resulting in a net gain of $17.3 million. In connection with the disposition of these businesses, we closed a landfill site resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure costs. In addition, in 2011 we recorded asset impairments of $12.3 million primarily related to certain long-lived assets that were held for sale.

Central Region
Revenue for 2012 declined 0.2%, primarily due to a decline in volumes in our transfer station and landfill lines of business and a decline in recycling commodity revenue as a result of decreases in commodity prices. The volume declines were primarily due to the loss of a large National Accounts contract and special waste event work not recurring in 2012. These decreases were partially offset by an increase in average yield in all lines of business and volume increases in all collection lines of business during 2012.

Operating income in our Central Region decreased from $529.3 million for 2011, or a 21.8% operating margin, to $474.5 million for 2012, or a 19.6% operating margin, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, fuel, and repair and maintenance costs. Environmental costs increased primarily due to higher gas maintenance and third party survey and engineering costs. These unfavorable items were partially offset by favorable cost of goods sold primarily due to a decline in market value of recycled commodities offset by an increase in volume of commodities sold.

•
Depreciation, amortization, depletion and accretion unfavorably impacted operating income primarily due to favorable adjustments for asset retirement obligations of $4.6 million in 2012 compared to $17.0 million in 2011.

•	Selling, general and administrative expenses decreased operating income primarily due to wage increases, higher legal fees and settlements and higher provision for doubtful accounts.

West Region
Revenue for 2012 increased 0.6% due to an increase in average yield in all lines of business and an increase in volumes in our commercial and industrial collection lines of business. These increases were partially offset by a decline in volumes in our residential collection, landfill and transfer station lines of business as well as lower recycling commodity revenue. The volume decline in our landfill line of business was primarily due to competitive disposal pricing and special waste event work not recurring in 2012.

Operating income in our West Region decreased from $735.9 million for 2011, or a 23.4% operating margin, to $685.9 million for 2012, or a 21.7% operating margin, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits, fuel, franchise fees and repair and maintenance costs. Cost of operations was higher as a percentage of revenue in part due to lower special waste event work in 2012, which has a lower operating cost associated with it. Environmental costs increased primarily due to a $7.2 million charge recorded in connection with environmental conditions at our closed disposal facility in Nevada.

•	Depreciation, amortization, depletion and accretion favorably impacted operating income primarily due to lower landfill volumes.

•	Selling, general and administrative expenses contributed to a decrease in operating income, primarily due to increased legal fees and settlements.

•
Net gains (losses) on disposition of assets and impairments favorably impacted 2012 operating income as compared to 2011 primarily as a result of 2011 asset impairments of $7.2 million for expected losses on the divestiture of certain businesses. These assets were subsequently sold in the third quarter of 2011 resulting in no further loss. Offsetting this 2011 impairment expense was a $1.7 million gain on sale recorded in connection with a separate business disposition.

Corporate Entities

During 2012, the corporate entities had an operating loss of $314.4 million compared to an operating loss of $263.2 million for 2011.

The operating loss for 2012 was favorably impacted by lower management incentive pay, lower legal fees and lower consulting expenses. These favorable adjustments were more than offset by unfavorable remediation adjustments due to a $74.1 million charge recorded in connection with environmental conditions at our closed Bridgeton landfill in Missouri, and adjustments to asset retirement obligations totaling $13.3 million at other closed landfills. In addition, during 2012 we recorded a charge to earnings of $35.8 million primarily related to negotiation costs and our partial withdrawal from Central States Pension Fund.

During the fourth quarter of 2012, we restructured our field and corporate operations to create a more efficient and competitive company. We incurred $11.1 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease agreements with terms ranging from two to five years.
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

Available Airspace
The following tables reflect landfill airspace activity for active landfills owned or operated by us for the years ended December 31, 2013, 2012 and 2011:

	Balance as of December 31, 2012	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	—	—	164.4	(73.3)	(3.0)	4,650.6
Probable expansion airspace	260.4	18.6	—	(51.1)	—	(5.0)	222.9
Total cubic yards (in millions)	4,822.9	18.6	—	113.3	(73.3)	(8.0)	4,873.5
Number of sites:
Permitted airspace	191			(1)			190
Probable expansion airspace	10	1		(2)			9

	Balance as of December 31, 2011	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8	—	—	25.3	(73.6)	(11.0)	4,562.5
Probable expansion airspace	166.5	113.1	—	(19.2)	—	—	260.4
Total cubic yards (in millions)	4,788.3	113.1	—	6.1	(73.6)	(11.0)	4,822.9
Number of sites:
Permitted airspace	191						191
Probable expansion airspace	8	4		(2)			10

	Balance as of December 31, 2010	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2011
Cubic yards (in millions):
Permitted airspace	4,595.5	—	7.9	98.1	(79.9)	0.2	4,621.8
Probable expansion airspace	149.1	69.4	—	(52.1)	—	0.1	166.5
Total cubic yards (in millions)	4,744.6	69.4	7.9	46.0	(79.9)	0.3	4,788.3
Number of sites:
Permitted airspace	193		1	(3)			191
Probable expansion airspace	8	4		(4)			8

Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.

As of December 31, 2013, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2013, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our "Critical Accounting Judgments and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2013, nine of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these nine landfills have an estimated remaining average site life of 53 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 66 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2013:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	16	—	16	8.4%
6 to 10 years	16	—	16	8.4
11 to 20 years	33	—	33	17.4
21 to 40 years	41	5	46	24.2
41+ years	75	4	79	41.6
Total	181	9	190	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2013, accrued final capping, closure and post-closure costs were $1,091.3 million, of which $93.6 million are current and $997.7 million are long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. In June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri of $108.7 million to manage the remediation area and monitor the site. As of December 31, 2013, the remediation liability recorded for this site is $93.9 million, of which $30.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $63.0 million to $342.0 million.
Countywide Landfill. In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2013 is $47.0 million, of which $4.6 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $46 million to $67 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2013 is $82.7 million, of which $9.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $53 million to $153 million.

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
Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2013, 2012 and 2011 and the future expected investment as of December 31, 2013 (in millions):

	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2013
Non-depletable landfill land	$166.0	$2.3	$(4.3)	$—	$—	$—	$0.2	$—	$164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	—	323.6	12.0	5,392.7
Construction-in-progress -landfill	134.5	259.5	—	—	—	—	(321.5)	—	72.5
Accumulated depletion and amortization	(1,896.4)	—	—	—	—	(262.2)	(1.9)	0.3	(2,160.2)
Net investment in landfill land and development costs	$3,422.1	$264.4	$(4.3)	$—	$36.5	$(262.2)	$0.4	$12.3	$3,469.2

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2012
Non-depletable landfill land	$161.8	$3.3	$(0.3)	$—	$—	$—	$1.2	$—	$166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	—	217.8	(4.6)	5,018.0
Construction-in-progress -landfill	187.3	263.2	—	—	—	—	(316.0)	—	134.5
Accumulated depletion and amortization	(1,735.7)	—	—	0.3	—	(252.7)	96.4	(4.7)	(1,896.4)
Net investment in landfill land and development costs	$3,376.7	$274.5	$(0.3)	$—	$33.8	$(252.7)	$(0.6)	$(9.3)	$3,422.1

	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2011
Non-depletable landfill land	$158.0	$3.1	$—	$—	$—	$—	$0.7	$—	$161.8
Landfill development costs	4,575.2	2.8	—	8.7	33.9	—	173.7	(31.0)	4,763.3
Construction-in-progress -landfill	133.2	272.5	—	(0.4)	—	—	(218.0)	—	187.3
Accumulated depletion and amortization	(1,504.6)	—	—	0.5	—	(264.5)	23.0	9.9	(1,735.7)
Net investment in landfill land and development costs	$3,361.8	$278.4	$—	$8.8	$33.9	$(264.5)	$(20.6)	$(21.1)	$3,376.7

	Balance as of December 31, 2013	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$164.2	$—	$164.2
Landfill development costs	5,392.7	7,494.6	12,887.3
Construction-in-progress - landfill	72.5	—	72.5
Accumulated depletion and amortization	(2,160.2)	—	(2,160.2)
Net investment in landfill land and development costs	$3,469.2	$7,494.6	$10,963.8

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Number of landfills owned or operated	190	191	191
Net investment, excluding non-depletable land (in millions)	$3,305.0	$3,256.1	$3,214.9
Total estimated available disposal capacity (in millions of cubic yards)	4,873.5	4,822.9	4,788.3
Net investment per cubic yard	$0.68	$0.68	$0.67
Landfill depletion and amortization expense (in millions)	$261.9	$257.6	$255.5
Accretion expense (in millions)	76.6	78.4	78.0
	338.5	336.0	333.5
Airspace consumed (in millions of cubic yards)	73.3	73.6	79.9
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.62	$4.57	$4.17
During 2013 and 2012, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
As of December 31, 2013, we expect to spend an estimated additional $7.5 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $10.8 billion, or $2.22 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Other land	$376.9	$0.1	$(1.1)	$—	$—	$—	$1.7	$377.6
Non-depletable landfill land	166.0	2.3	(4.3)	—	—	—	0.2	164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	12.0	323.6	5,392.7
Vehicles and equipment	4,946.4	546.9	(144.6)	18.0	—	—	37.0	5,403.7
Buildings and improvements	864.2	28.9	(2.0)	0.1	—	—	44.4	935.6
Construction-in-progress - landfill	134.5	259.5	—	—	—	—	(321.5)	72.5
Construction-in-progress - other	53.3	42.3	—	—	—	—	(82.3)	13.3
Total	$11,559.3	$882.6	$(152.0)	$18.1	$36.5	$12.0	$3.1	$12,359.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Landfill development costs	$(1,896.4)	$(262.2)	$—	$—	$0.3	$(1.9)	$(2,160.2)
Vehicles and equipment	(2,512.3)	(507.7)	135.8	—	—	0.4	(2,883.8)
Buildings and improvements	(240.3)	(39.7)	1.5	—	—	(0.3)	(278.8)
Total	$(4,649.0)	$(809.6)	$137.3	$—	$0.3	$(1.8)	$(5,322.8)

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Other land	$375.1	$—	$(1.9)	$3.7	$—	$—	$—	$376.9
Non-depletable landfill land	161.8	3.3	(0.3)	—	—	—	1.2	166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	(4.6)	217.8	5,018.0
Vehicles and equipment	4,515.1	478.1	(98.7)	12.5	—	—	39.4	4,946.4
Buildings and improvements	802.8	30.7	(14.3)	7.4	—	—	37.6	864.2
Construction-in-progress - landfill	187.3	263.2	—	—	—	—	(316.0)	134.5
Construction-in-progress - other	47.3	83.4	—	—	—	—	(77.4)	53.3
Total	$10,852.7	$866.7	$(115.2)	$23.3	$33.8	$(4.6)	$(97.4)	$11,559.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Landfill development costs	$(1,735.7)	$(252.7)	$—	$0.3	$(4.7)	$96.4	$(1,896.4)
Vehicles and equipment	(2,119.1)	(486.6)	91.6	1.5	—	0.3	(2,512.3)
Buildings and improvements	(205.6)	(37.0)	2.2	0.3	—	(0.2)	(240.3)
Total	$(4,060.4)	$(776.3)	$93.8	$2.1	$(4.7)	$96.5	$(4,649.0)

	Gross Property and Equipment
	Balance as of December 31, 2010	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011
Other land	$391.9	$0.8	$(1.9)	$(1.1)	$—	$—	$(14.6)	$375.1
Non-depletable landfill land	158.0	3.1	—	—	—	—	0.7	161.8
Landfill development costs	4,575.2	2.8	—	8.7	33.9	(31.0)	173.7	4,763.3
Vehicles and equipment	4,142.1	522.0	(178.8)	1.3	—	—	28.5	4,515.1
Buildings and improvements	768.5	19.6	(2.7)	1.3	—	—	16.1	802.8
Construction-in-progress - landfill	133.2	272.5	—	(0.4)	—	—	(218.0)	187.3
Construction-in-progress - other	27.2	64.9	—	(0.1)	—	—	(44.7)	47.3
Total	$10,196.1	$885.7	$(183.4)	$9.7	$33.9	$(31.0)	$(58.3)	$10,852.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2010	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2011
Landfill development costs	$(1,504.6)	$(264.5)	$—	$0.5	$9.9	$23.0	$(1,735.7)
Vehicles and equipment	(1,820.6)	(478.8)	162.4	18.2	—	(0.3)	(2,119.1)
Buildings and improvements	(172.4)	(35.3)	1.4	0.4	—	0.3	(205.6)
Total	$(3,497.6)	$(778.6)	$163.8	$19.1	$9.9	$23.0	$(4,060.4)

Liquidity and Capital Resources
The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars):

	2013	2012	2011
Net cash provided by operating activities	$1,548.2	$1,513.8	$1,766.7
Net cash used in investing activities	(933.8)	(937.6)	(950.2)
Net cash used in financing activities	(468.7)	(574.9)	(838.5)
Cash Flows Provided by Operating Activities
Certain of the more significant items affecting our operating cash flows for 2013 and 2012 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $256.6 million in 2013 compared to a decrease of $377.0 million in 2012, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $61.6 million during 2013 due to the timing of billings, net of collections, as compared to a $37.2 million increase in 2012. As of December 31, 2013 and 2012, the number of days our sales were outstanding were 38 days, or 25 net of deferred revenue.

•	Cash paid for income taxes was $288 million and $185 million for 2013 and 2012, respectively.

•	Our accounts payable increased $37.9 million during 2013 due to the timing of payments, as compared to a $49.6 million decrease in 2012.

•
We paid $15.8 million during 2013 related to a restructuring announced during the fourth quarter of 2012. During 2012, we paid synergy incentive plan bonuses of $68.1 million. We also paid $2.2 million during 2012 in connection with the restructuring announced in the fourth quarter of 2012.

•
Cash paid for capping, closure and post-closure obligations was $8.0 million million higher during 2013 compared to 2012, primarily due to a $17.8 million payment to settle our post-closure liability for one of our closed landfill sites.

•	Cash paid for remediation obligations was $49.4 million higher during 2013 compared to 2012, primarily due to remediation work performed at our closed Bridgeton Landfill in Missouri.

•
Our other liabilities increased $16.9 million during 2013, which is primarily due to the timing of payment for certain payroll related accruals and other accrued expenses, as compared to a $55.3 million decrease in 2012.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Certain of the more significant items affecting our operating cash flows for 2012 and 2011 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $377.0 million in 2012 compared to a decrease of $406.9 million in 2011, a decrease of $29.9 million, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $37.2 million during 2012 due to the timing of billings, net of collections, as compared to a $16.0 million increase during the comparable 2011 period. As of December 31, 2012 and 2011, the number of days our sales were outstanding were 38 and 37 days, respectively.

•
Our accounts payable decreased $89.1 million year over year due to the timing of payments, and a decrease in property and equipment received during the period but paid in the following period of $36.8 million. In addition, net book credit balances in our primary disbursement accounts classified as accounts payable on our consolidated balance sheets decreased from $85.6 million as of December 31, 2011 to $51.0 million as of December 31, 2012.

•	Income taxes paid, net of refunds received, were approximately $185 million and $173 million for 2012 and 2011, respectively.

•	During the first quarter of 2012, we paid synergy incentive plan bonuses of approximately $68 million. We also paid $2.2 million during 2012 in connection with the fourth quarter 2012 restructuring.

•
During 2012, we paid $77.6 million to settle capping, closure and post-closure obligations, a decrease of $28.1 million from the $105.7 million paid in 2011. The decrease in cash paid for capping, closure, and post-closure activities is primarily due to the timing of obligations.

•
During 2012, we paid $73.1 million for environmental remediation obligations, an increase of $28.1 million from the $45.0 million paid in 2011, primarily related to remediation work performed at one of our closed landfill sites in our West Region.

•	Cash paid for interest was $55.2 million lower during 2012 than 2011 due to refinancing of our higher interest rate debt.
Cash Flows Used in Investing Activities

The most significant items affecting our investing cash flows for the periods presented are summarized below:

•
Capital expenditures during 2013 were $880.8 million compared with $903.5 million for 2012 and $936.5 million for 2011. Property and equipment received during 2013, 2012 and 2011 were $879.8 million, $866.7 million and $885.7 million, respectively.

•
Proceeds from sales of property and equipment during 2013 were $23.9 million compared to $28.7 million for 2012 and $34.6 million for 2011. Proceeds from sales of property and equipment in 2011 were higher than 2013 and 2012 due to the sale of equipment used as part of our expired transportation and disposal contract with the City of Toronto in 2011.

•
During 2013, we paid $68.7 million for acquisitions of collection businesses in all three regions. During 2012, we paid $95.3 million for acquisitions of collection, recycling and transfer station businesses in all three regions. During 2011, we paid $42.6 million for acquisitions, including one landfill public-private partnership, one recycling business and a variety of collection businesses. In addition, during 2013, 2012 and 2011, we paid $5.4 million, $0.3 million and $3.1 million, respectively, in relation to holdback liabilities resulting from acquisitions.

•
Decreases (increases) in our restricted cash and marketable securities balances were $(5.5) million, $23.2 million and $(16.8) million for 2013, 2012 and 2011, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and cash used in our investing activities. The increase of $(5.5) million during 2013 is primarily due to investments in restricted cash related to our self-insurance program. During 2012, we received $24.7 million in connection with an issuance of tax-exempt bonds. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $22.4 million and $17.3 million during 2012 and 2011, respectively. During 2012, we paid $29.5 million to settle a legal matter that was funded through a restricted escrow account in 2011.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We primarily expect to use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities

The most significant items affecting the comparison of our cash flows from financing activities for the periods presented are summarized below:

•
Payments of notes payable and long-term debt, net of proceeds were $58.9 million during 2013 compared to net proceeds of $50.8 million and $36.8 million for 2012 and 2011, respectively. For a more detailed discussion, see the "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Cash premiums and fees paid in connection with the issuance of our debt and to settle certain hedging relationships were $1.6 million, $43.3 million and $148.4 million for 2013, 2012 and 2011, respectively. For a more detailed discussion, see our "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In October 2013, the board of directors added $650.0 million to the existing share repurchase authorization. As of December 31, 2013, there was $760.6 million remaining under our share repurchase authorization. These authorizations are in addition to the $400.0 million repurchase program authorized in November 2010. From November 2010 to December 31, 2013, we repurchased 35.5 million shares of our stock for $1,039.2 million at a weighted average cost per share of $29.30. During 2013, we repurchased 6.5 million shares of our stock for $213.6 million. During 2012, we repurchased 11.8 million shares for $324.7 million. During 2011, we repurchased 15.7 million shares for $459.7 million. During 2014, we expect to use approximately $400 million of our authorization to repurchase our outstanding shares of common stock.

•
We initiated a quarterly cash dividend in July 2003 and have increased our dividend from time to time thereafter. In July 2013, our board of directors approved an increase to our quarterly dividend to $0.26 per share. Prior to this increase, in July 2012 the board of directors approved an increase in the quarterly dividend to $0.235 per share. Dividends paid were $348.5 million, $329.1 million and $309.4 million for 2013, 2012 and 2011, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2013, we had $213.3 million of cash and cash equivalents and $169.7 million of restricted cash deposits and restricted marketable securities, including $21.9 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $56.0 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills and $88.4 million of restricted cash and marketable securities related to our self-funded insurance obligations.
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

As of December 31, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $722.1 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,527.9 million and $1,315.6 million of availability under our Credit Facilities as of December 31, 2013 and 2012, respectively. We were in compliance with the covenants under our Credit Facilities as of December 31, 2013.

The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans, which would adversely affect our liquidity. As of December 31, 2013, our EBITDA to interest ratio was 6.41 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.03 compared to the 3.75 maximum allowed by the covenants. In July 2013, we amended our Credit Facilities to allow for our maximum total debt to EBITDA ratio not to exceed 3.75 for each of the fiscal quarters ending June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, and 3.50 for each fiscal quarter ending thereafter. As of December 31, 2013, we were in compliance with the covenants of the Credit Facilities, and we expect to be in compliance throughout 2014.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

In March 2012, we entered into a $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2013, we had no borrowings under our Uncommitted Credit Facility. As of December 31, 2012, we had $13.9 million of borrowings under our Uncommitted Credit Facility at an interest rate of 1.35%.

Senior Notes and Debentures
During 2013, 2012 and 2011, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt as well as the non-cash charges for unamortized debt discounts and deferred issuance costs. For a more detailed discussion, see our “Loss on Extinguishment of Debt” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In June 2012, we issued $850.0 million of 3.550% senior notes due 2022 (the 3.550% Notes). The 3.550% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.550% Notes to fund the redemption of our subsidiary Allied Waste North America, Inc.'s $750.0 million 6.875% senior notes maturing in 2017 and for general corporate purposes.
In August 2011, our 6.750% senior notes matured and we used cash on hand and incremental borrowings under our Credit Facilities to repay $387.0 million of principal due on these notes.
In May 2011, we issued $700.0 million of 3.800% senior notes due 2018 (the 3.800% Notes), $550.0 million of 4.750% senior notes due 2023 (the 4.750% Notes) and $600.0 million of 5.700% senior notes due 2041 (the 5.700% Notes, together with the 3.800% Notes and the 4.750% Notes, the 2011 Notes). We used the net proceeds from the 2011 Notes as follows: (a) $621.4 million to fund the redemption of our $600.0 million 7.125% senior notes maturing in 2016; (b) $81.6 million to purchase $59.2 million of our subsidiary Browning-Ferris Industries, LLC’s 9.250% debentures maturing in 2021; (c) $221.8 million to purchase $180.7 million of our subsidiary Browning-Ferris Industries, LLC’s 7.400% debentures maturing in 2035; (d) $619.0 million to repay borrowings under our Credit Facilities; and (e) the remainder for general corporate purposes. In May 2011, our 6.375% senior notes matured and we used cash on hand and incremental borrowings under our Credit Facilities to repay $216.9 million of principal due on these notes.
In February 2011, our 5.750% senior notes matured and we used cash on hand and incremental borrowings under our Credit Facilities to repay $262.9 million of principal due on these notes.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2013, our outstanding swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For the year ended December 31, 2013 net interest received from the swaps was $2.0 million. These swap agreements mature in May 2023.

Tax-Exempt Financings
As of December 31, 2013 and 2012, we had $1,087.7 million and $1,097.5 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2014 to 2038. Approximately 85% of our tax-exempt financings are remarketed quarterly by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2013, we had $169.7 million of restricted cash and marketable securities, of which $21.9 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a summary of our outstanding fuel hedges as of December 31, 2013, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregated fair values of our outstanding fuel hedges as of December 31, 2013 and 2012 were current assets of $6.7 million and $3.1 million, respectively, and current liabilities of $0.1 million and $0.4 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The effective portions of the changes in fair values as of December 31, 2013 and 2012, net of tax, of $3.9 million and $1.6 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.
During 2013, approximately 19% of our fuel volume purchases were hedged with swap agreements and we were able to recover approximately 74% of our fuel costs with fuel recovery fees from certain of our customers. During 2012, approximately 8% of our fuel volume purchases were hedged with swap agreements and we were able to recover approximately 67% of our fuel costs with fuel recovery fees from certain of our customers.
Recycling Commodity Hedges
Revenue from the sale of recycling commodities is primarily from sales of old corrugated cardboard and old newspaper. We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to forecasted old corrugated cardboard and old newspaper sales. These agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (recycling commodity hedges). For a summary of our outstanding recycling commodity hedges as of December 31, 2013, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregate fair values of the outstanding recycling commodity hedges as of December 31, 2013 and 2012 were current assets of $0.3 million and $1.0 million, respectively, and current liabilities of $0.6 million and $1.2 million, respectively, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The effective portions of the changes in fair values of our recycling commodity hedges as of December 31, 2013 and 2012, net of tax, of $0.2 million and $0.1 million have been recorded in stockholders’ equity as a component of accumulated other comprehensive income.
For 2013 and 2012, approximately 24% and 41% of our sales volume of commodities were subject to cash flow hedges, respectively.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2014	$26.1	$15.7	$308.2	$93.6	$85.1	$266.7	$795.4
2015	21.6	10.2	307.6	119.4	49.8	58.4	567.0
2016	18.3	4.2	307.5	79.4	44.6	38.4	492.4
2017	17.6	4.5	307.3	78.1	35.6	34.4	477.5
2018	14.5	705.0	293.9	88.8	42.3	29.3	1,173.8
Thereafter	64.0	6,360.3	2,685.9	5,052.5	349.0	231.3	14,743.0
Total	$162.1	$7,099.9	$4,210.4	$5,511.8	$606.4	$658.5	$18,249.1
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2013 for variable rate debt. The impact of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes is also included based on the floating rates in effect as of December 31, 2013.
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
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2013.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Debt covenants
Our Credit Facilities contain financial covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2013, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants in the indentures relating to our senior notes as of December 31, 2013. We expect to be in compliance with our covenants during 2014.
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

Financial assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (the Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2014, although the mix of financial assurance instruments may change.
These financial instruments are issued in the normal course of business and are not considered indebtedness. Because we currently have no liability for the Financial Assurance Instruments, they are not reflected in our consolidated balance sheets; however, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
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
Our free cash flow for the years ended December 31, 2013, 2012 and 2011 is calculated as follows (in millions of dollars):

	2013	2012	2011
Cash provided by operating activities	$1,548.2	$1,513.8	$1,766.7
Purchases of property and equipment	(880.8)	(903.5)	(936.5)
Proceeds from sales of property and equipment	23.9	28.7	34.6
Free cash flow	$691.3	$639.0	$864.8
For a discussion of the changes in the components of free cash flow, you should read our "Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities" section contained elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. A reconciliation of property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions of dollars):

	2013	2012	2011
Purchases of property and equipment per the consolidated statements of cash flows	$880.8	$903.5	$936.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(1.0)	(36.8)	(50.8)
Property and equipment received	$879.8	$866.7	$885.7
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
Contingencies
For a description of our contingencies, see Note 10, Income Taxes, and Note 17, Commitments and Contingencies, to our consolidated financial statements in Item 8 of this Form 10-K.
Critical Accounting Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations and cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Such critical accounting policies, estimates and judgments are applicable to all of our operating segments.
We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.
Landfill Accounting
Landfill operating costs are treated as period expenses and are not discussed further in this section.
Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

•	Landfill development costs that are capitalized as an asset.

•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities that result in a corresponding landfill retirement asset.

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

•
Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits could result in denial, revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of, or abandon a project, which could result in an asset impairment.

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
Residual risk:

•
Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

Landfill development asset amortization.    To match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. The landfill asset is fully amortized at the end of a landfill’s operating life. The per-ton rate is calculated by dividing the sum of the landfill development asset net book value plus estimated future development costs (as described above) for the landfill, by the landfill’s estimated remaining disposal capacity. The expected future development costs are not inflated or discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill to arrive at amortization expense for the period.
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
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.5% in both 2013 and 2012).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (5.0% in 2013 and 4.75% in 2012).
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

Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in the acquisition of Allied, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

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
Self-Insurance Reserves and Related Costs
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are either self-insured or subject to high deductible insurance policies. Accruals for self-insurance or deductible reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverage, ranging from $2.0 million to $5.0 million.
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

In preparing our annual test for impairment as of December 31, 2013, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from the consolidation of routes and internalization of waste streams.
As of December 31, 2013, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 40% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

During the three months ended December 31, 2013, we determined that it is more likely than not that we will realize a portion of our deferred tax asset related to certain state loss carryforwards.  This resulted in a reduction to our valuation allowance for these loss carryforwards of approximately $43.5 million.  Significant factors used in our determination of the $43.5 million include:

•	the removal of negative evidence associated with the subsidiary's cumulative loss position; and

•	the existence of future taxable income in future periods as a result of:

•	third-party debt refinancings;

•	reductions in intercompany indebtedness; and

•	ongoing operational improvements combined with the expected stable, predictable nature of our business.

Items that did not factor significantly in our determination were:

•	taxable income in prior carryback years; and

•	future reversals of existing taxable temporary differences, as these were already considered or benefited in our valuation allowance.

For additional discussion and detail regarding our valuation allowance, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to U.S. federal income taxes and to the income taxes of numerous states and Puerto Rico. Significant judgments and estimates are required in determining the combined income tax expense.
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

•
We are currently under examination or administrative review by various taxing authorities for certain tax years. The Internal Revenue Code and income tax regulations are a complex set of rules that we must interpret and apply. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

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
The Plan’s assets are invested as determined by our Retirement Benefits Committee. As of December 31, 2013, the plan assets were invested in fixed income bond funds, equity funds and cash. The Retirement Benefits Committee annually reviews and adjusts the plan’s asset allocation as deemed necessary. As of December 31, 2013, the Plan was overfunded by $8.1 million, compared to our unfunded benefit obligation of $6.1 million as of December 31, 2012.
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
We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $20 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $24 million.
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

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value as of December 31, 2013
Fixed Rate Debt:
Amount outstanding (in millions)	$15.7	$5.4	$4.2	$4.5	$705.0	$5,442.9	$6,177.7	$6,615.9
Average interest rates	6.0%	7.9%	7.5%	7.5%	3.8%	5.3%	5.1%
Variable Rate Debt:
Amount outstanding (in millions)	$—	$4.8	$—	$—	$—	$917.4	$922.2	$922.2
Average interest rates	—%	0.7%	—%	—%	—%	0.6%	0.6%

The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value recorded in purchase accounting totaling $81.8 million. Additionally, we entered into various interest rate swap agreements with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2013. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fee) and (3) a decrease in our operating margin percentage. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $25 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $20 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.

Commodities Prices
We market recycled products such as cardboard and newspaper from our recycling centers. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $31 million and $19 million, respectively.
Revenue from sales of these products in 2013, 2012 and 2011 was approximately $374.6 million, 349.0 million and 438.6 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Republic Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on Republic Services, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Republic Services, Inc. and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 12, 2014

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$213.3	$67.6
Accounts receivable, less allowance for doubtful accounts of $38.3 and $45.3, respectively	890.7	836.6
Prepaid expenses and other current assets	200.3	209.3
Deferred tax assets	117.6	117.8
Total current assets	1,421.9	1,231.3
Restricted cash and marketable securities	169.7	164.2
Property and equipment, net	7,036.8	6,910.3
Goodwill	10,724.1	10,690.0
Other intangible assets, net	315.8	358.7
Other assets	280.9	262.4
Total assets	$19,949.2	$19,616.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511.4	$474.5
Notes payable and current maturities of long-term debt	15.7	19.4
Deferred revenue	301.8	313.2
Accrued landfill and environmental costs, current portion	178.7	195.5
Accrued interest	68.2	68.8
Other accrued liabilities	641.3	623.6
Total current liabilities	1,717.1	1,695.0
Long-term debt, net of current maturities	7,002.4	7,051.1
Accrued landfill and environmental costs, net of current portion	1,464.3	1,420.6
Deferred income taxes and other long-term tax liabilities	1,185.4	1,232.7
Self-insurance reserves, net of current portion	294.9	290.9
Other long-term liabilities	379.0	220.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 411.0 and 405.2 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,764.9	6,588.9
Retained earnings	2,632.7	2,403.2
Treasury stock, at cost (50.6 and 44.1 shares, respectively)	(1,501.2)	(1,287.1)
Accumulated other comprehensive income (loss), net of tax	3.0	(5.8)
Total Republic Services, Inc. stockholders’ equity	7,903.5	7,703.3
Noncontrolling interests	2.6	2.4
Total stockholders’ equity	7,906.1	7,705.7
Total liabilities and stockholders’ equity	$19,949.2	$19,616.9
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$8,417.2	$8,118.3	$8,192.9
Expenses:
Cost of operations	5,234.7	5,005.7	4,865.1
Depreciation, amortization and depletion	877.4	848.5	843.6
Accretion	76.6	78.4	78.0
Selling, general and administrative	853.8	820.9	825.4
Negotiation and withdrawal costs - Central States Pension and Other Funds	157.7	35.8	—
(Gain) loss on disposition of assets and impairments, net	(1.9)	(2.7)	28.1
Restructuring charges	8.6	11.1	—
Operating income	1,210.3	1,320.6	1,552.7
Interest expense	(360.0)	(388.5)	(440.2)
Loss on extinguishment of debt	(2.1)	(112.6)	(210.8)
Interest income	0.7	1.0	0.3
Other income, net	2.3	3.4	4.3
Income before income taxes	851.2	823.9	906.3
Provision for income taxes	262.1	251.8	317.4
Net income	589.1	572.1	588.9
Net (income) loss attributable to noncontrolling interests	(0.2)	(0.3)	0.3
Net income attributable to Republic Services, Inc.	$588.9	$571.8	$589.2
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.63	$1.56	$1.57
Weighted average common shares outstanding	362.1	366.9	376.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.62	$1.55	$1.56
Weighted average common and common equivalent shares outstanding	363.4	368.0	377.6
Cash dividends per common share	$0.99	$0.91	$0.84

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$589.1	$572.1	$588.9
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	1.7	0.9	(25.3)
Realized (gains) losses reclassified into earnings	(0.2)	(2.3)	4.9
Unrealized gains	2.3	2.8	1.3
Pension activity:
Change in funded status of pension plan obligations	7.1	15.6	(20.7)
Gains related to pension settlement reclassified to earnings	(2.1)	(1.3)	(3.6)
Other comprehensive income (loss), net of tax	8.8	15.7	(43.4)
Comprehensive income	597.9	587.8	545.5
Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	(0.3)	0.3
Comprehensive income attributable to Republic Services, Inc.	$597.7	$587.5	$545.8

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount
Balance as of December 31, 2010	400.2	$4.0	$6,431.1	$1,890.3	(16.5)	$(500.8)	$21.9	$2.4
Net income	—	—	—	589.2	—	—	—	(0.3)
Change in the value of derivative instruments, net of tax of $13.4	—	—	—	—	—	—	(19.1)	—
Employee benefit plan liability adjustments, net of tax of $17.1	—	—	—	—	—	—	(24.3)	—
Cash dividends declared	—	—	—	(314.1)	—	—	—	—
Issuances of common stock	1.9	—	43.2	—	—	—	—	—
Stock-based compensation	—	—	21.3	(0.7)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(15.7)	(460.7)	—	—
Balance as of December 31, 2011	402.1	4.0	6,495.6	2,164.7	(32.2)	(961.5)	(21.5)	2.1
Net income	—	—	—	571.8	—	—	—	0.3
Change in the value of derivative instruments, net of tax of $1.0	—	—	—	—	—	—	1.4	—
Employee benefit plan liability adjustments, net of tax of $12.2	—	—	—	—	—	—	14.3	—
Cash dividends declared	—	—	—	(332.5)	—	—	—	—
Issuances of common stock	3.1	0.1	72.3	—	—	—	—	—
Stock-based compensation	—	—	21.0	(0.8)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(11.9)	(325.6)	—	—
Balance as of December 31, 2012	405.2	4.1	6,588.9	2,403.2	(44.1)	(1,287.1)	(5.8)	2.4
Net income	—	—	—	588.9	—	—	—	0.2
Change in the value of derivative instruments, net of tax of $2.7	—	—	—	—	—	—	3.8	—
Employee benefit plan liability adjustments, net of tax of $3.4	—	—	—	—	—	—	5.0	—
Cash dividends declared	—	—	—	(357.3)	—	—	—	—
Issuances of common stock	5.8	—	158.8	—	—	—	—	—
Stock-based compensation	—	—	17.2	(2.1)	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(6.5)	(214.1)	—	—
Balance as of December 31, 2013	411.0	$4.1	$6,764.9	$2,632.7	(50.6)	$(1,501.2)	$3.0	$2.6

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Cash provided by operating activities:
Net income	$589.1	$572.1	$588.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	954.0	926.9	921.6
Non-cash interest expense	47.5	58.4	75.4
Restructuring related charges	8.6	11.1	—
Stock-based compensation	19.2	21.2	20.6
Deferred tax (benefit) provision	(38.5)	83.9	334.8
Provision for doubtful accounts, net of adjustments	16.1	29.7	21.0
Loss on extinguishment of debt	2.1	112.6	210.8
(Gain) loss on disposition of assets, net and asset impairments	(11.0)	(14.1)	6.1
Withdrawal liability - Central States Pension Fund and Other Funds	140.7	30.7	—
Environmental adjustments	83.7	62.4	3.6
Excess income tax benefit from stock option exercises and other non-cash items	(6.7)	(4.1)	(9.2)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(61.6)	(37.2)	(16.0)
Prepaid expenses and other assets	(25.9)	(13.9)	(5.1)
Accounts payable	37.9	(49.6)	11.9
Restructuring and synergy related expenditures	(15.8)	(70.3)	(3.0)
Capping, closure and post-closure expenditures	(85.6)	(77.6)	(105.7)
Remediation expenditures	(122.5)	(73.1)	(45.0)
Other liabilities	16.9	(55.3)	(244.0)
Cash provided by operating activities	1,548.2	1,513.8	1,766.7
Cash used in investing activities:
Purchases of property and equipment	(880.8)	(903.5)	(936.5)
Proceeds from sales of property and equipment	23.9	28.7	34.6
Cash used in business acquisitions and development projects, net of cash acquired	(68.7)	(95.3)	(42.6)
Cash proceeds from divestitures, net of cash divested	2.7	9.6	14.2
Change in restricted cash and marketable securities	(5.5)	23.2	(16.8)
Other	(5.4)	(0.3)	(3.1)
Cash used in investing activities	(933.8)	(937.6)	(950.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,219.2	2,771.4	1,416.4
Proceeds from issuance of senior notes, net of discount	—	847.6	1,844.9
Payments of notes payable and long-term debt	(1,278.1)	(3,568.2)	(3,224.5)
Premiums paid on extinguishment of debt	—	(25.8)	(89.6)
Fees paid to issue and retire senior notes and certain hedging relationships	(1.6)	(17.5)	(58.8)
Issuances of common stock	150.8	70.4	40.7
Excess income tax benefit from stock option exercises	3.8	1.9	2.5
Purchases of common stock for treasury	(214.1)	(325.6)	(460.7)
Cash dividends paid	(348.5)	(329.1)	(309.4)
Distributions paid to noncontrolling interests	(0.2)	—	—
Cash used in financing activities	(468.7)	(574.9)	(838.5)
Increase (decrease) in cash and cash equivalents	145.7	1.3	(22.0)
Cash and cash equivalents at beginning of year	67.6	66.3	88.3
Cash and cash equivalents at end of year	$213.3	$67.6	$66.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, we, us, or our) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions – East, Central, and West, which we have identified as our reportable segments.
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
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions; self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2013 and 2012, there were net book credit balances of $39.6 million and $51.0 million in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to commercial, industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net of Allowance for Doubtful Accounts
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our receivables are recorded when billed or when the related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of 90 days outstanding. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of year	$45.3	$48.1	$50.9
Additions charged to expense	16.1	29.7	21.0
Accounts written-off	(23.1)	(32.5)	(23.8)
Balance at end of year	$38.3	$45.3	$48.1
Restricted Cash and Marketable Securities
As of December 31, 2013, we had $169.7 million of restricted cash and marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with municipal residential collection contracts, closure or post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.

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
Landfill development costs are also included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites, as well as final capping, closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. For additional information, see Note 8, Landfill and Environmental Costs.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest
We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

•	Total construction costs are $50,000 or greater;

•	The construction phase is one month or longer; and

•	The assets have a useful life of one year or longer.
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $7.3 million, $8.4 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, fuel, commodity and interest rate hedges, long-term debt and assets in our defined benefit plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

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

See Note 11, Employee Benefit Plans, and Note 16, Financial Instruments, for fair value disclosures related to our defined benefit pension plan investments and financial instruments, respectively.
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
We have identified three steps that landfills generally follow to obtain expansion permits. These steps are as follows:

•	Obtaining approval from local authorities;

•	Submitting a permit application to state authorities; and

•	Obtaining permit approval from state authorities.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized landfill costs also may include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the estimated fair value of the landfill relative to the fair value of other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the respective ratios to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate.
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
Closure and post-closure
Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill, including probable expansion airspace.
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 124 closed landfills.
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
These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate. In general, the credit-adjusted, risk-free interest rate we used for liability recognition was 5.00% and 4.75% for the years ended December 31, 2013 and 2012, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in the acquisition of Allied, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
Business Combinations
We acquire businesses in the waste industry, including non-hazardous waste collection, transfer, recycling and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.
Goodwill and Other Intangible Assets
We annually test goodwill for impairment at December 31, or when an indicator of impairment exists. We test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In preparing our annual test for impairment as of December 31, 2013, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control, and thereby eliminating duplicative overhead and operating costs resulting from consolidating routes and internalizing waste streams.
As of December 31, 2013, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 40% on average and, therefore, we noted no indicators of impairment at our reporting units.
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
Other intangible assets include values assigned to customer relationships, long-term contracts, non-compete agreements and trade names, and are amortized generally on a straight-line basis over periods ranging from 1 to 23 years.
Asset Impairments
We continually consider whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group;

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; or

•	An impairment of goodwill at a reporting unit.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are either self-insured or subject to high deductible insurance policies. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our self-insurance reserves are recorded on an undiscounted basis; however, the self-insurance liabilities we acquired in the Allied acquisition have been recorded at estimated fair value, and therefore have been discounted to present value based on our estimate of the timing of the related cash flows.
As we are the primary obligor for payment of all claims, we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers are recorded in other assets.
Discontinued Operations
We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under U.S. GAAP are included in discontinued operations. In addition, only components where we do not have significant continuing involvement with the divested operations qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We recognize revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer;

•	Services have been performed such as the collection and hauling of waste or the disposal of waste at a disposal facility we own or operate;

•	The price of the services provided to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.
Income Taxes
We are subject to income taxes in the United States and Puerto Rico. We record deferred income taxes to reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases using enacted tax rates that we expect to be in effect when the taxes are actually paid or recovered.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making these determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income and recent financial operating results. If we determine that we would be able to realize a deferred income tax asset in the future in excess of its net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit obligation and associated income or expense related to the Plan are determined using annually established assumptions for discount rates, expected rates of return and average rates for compensation increases. We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, giving consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the period benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.
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
Capital Leases
We capitalize assets acquired under capital leases at the inception of each lease and amortize them to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. We record the present value of the related lease payments as a debt obligation. Our capital lease liability relates primarily to certain long-term landfill operating agreements that require minimum lease payments with offsetting capital lease assets recorded as part of the landfill development costs.
Related Party Transactions
It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications. This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the gains and losses on cash flow hedges and defined benefit pension adjustments. These items are required for both interim and annual reporting for public companies and became effective for Republic beginning with the first quarter 2013 Form 10-Q filing. The adoption of the standard did not have an impact on our consolidated financial condition, results of operations or cash flows.

3.BUSINESS ACQUISITIONS, DISPOSITION OF ASSETS, ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various solid waste businesses during the years ended December 31, 2013 and 2012. The aggregate cash used in these acquisitions, net of cash acquired, was $68.7 million and $95.3 million, respectively. The purchase price paid for these acquisitions during the years ended December 31, 2013 and 2012 and the allocation of the purchase price is as follows:

	2013	2012
Purchase price:
Cash used in acquisitions, net of cash acquired	$68.7	$95.3
Holdbacks	8.4	0.2
Total	77.1	95.5
Allocated as follows:
Working capital	1.0	4.0
Property and equipment	18.2	29.1
Other liabilities, net	(4.3)	(5.8)
Fair value of assets acquired and liabilities assumed	14.9	27.3
Excess purchase price to be allocated	$62.2	$68.2
Excess purchase price to be allocated as follows:
Other intangible assets	23.2	17.1
Goodwill	39.0	51.1
Total allocated	$62.2	$68.2
Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and collectively, was not material.
Disposition of Assets and Asset Impairments
During the year ended December 31, 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to the contingent sale price of $1.0 million received during the first quarter of 2013 in connection with a 2011 business divestiture in our West Region, and the disposal of a business in one market in our West Region, which resulted in a gain of $0.9 million and proceeds of $1.7 million.
During the year ended December 31, 2012, we recorded a net gain on disposition of assets and impairments of $2.7 million, primarily related to a divestiture of a collection business in our East Region and certain assets associated with our rail logistics business for which we received $9.6 million.
During the year ended December 31, 2011, we disposed of businesses in various markets, resulting in a gain of $21.0 million. In connection with the dispositions, we closed a landfill, resulting in an asset impairment charge of $28.7 million for the remaining landfill assets and the acceleration of capping, closure and post-closure obligations. Additionally, we recorded asset impairments of $20.4 million primarily related to certain long-lived assets that were held for sale and for losses on the divestiture of certain businesses and related goodwill. Proceeds from dispositions of solid waste assets were $14.2 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

During 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes include consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the years ended December 31, 2013 and 2012, we incurred $8.6 million and $11.1 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with non-cancellable lease terms ranging from 2 to 5 years. During the year ended December 31, 2013, we paid $15.8 million related to these restructuring charges. As of December 31, 2013, $1.8 million remains accrued for severance and other employee termination benefits and lease exit costs. We expect any future expense related to such activities to be immaterial. Substantially all of these charges were recorded in our corporate segment.
4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment as of December 31 is as follows:

	2013	2012
Other land	$377.6	$376.9
Non-depletable landfill land	164.2	166.0
Landfill development costs	5,392.7	5,018.0
Vehicles and equipment	5,403.7	4,946.4
Buildings and improvements	935.6	864.2
Construction-in-progress-landfill	72.5	134.5
Construction-in-progress-other	13.3	53.3
	12,359.6	11,559.3
Less: Accumulated depreciation, depletion and amortization:
Landfill development costs	(2,160.2)	(1,896.4)
Vehicles and equipment	(2,883.8)	(2,512.3)
Buildings and improvements	(278.8)	(240.3)
	(5,322.8)	(4,649.0)
Property and equipment, net	$7,036.8	$6,910.3

Depreciation, amortization and depletion of property and equipment was $806.7 million, $778.4 million and $766.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in our goodwill accounts by reporting segment is as follows:

	Balance as of December 31, 2012	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2013
East	$3,014.9	$7.0	$—	$(1.7)	$3,020.2
Central	3,242.7	23.2	—	(1.1)	3,264.8
West	4,432.4	8.8	(0.7)	(1.4)	4,439.1
Total	$10,690.0	$39.0	$(0.7)	$(4.2)	$10,724.1

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance as of December 31, 2011	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2012
East	$3,003.5	$16.4	$(3.9)	$(1.1)	$3,014.9
Central	3,234.6	9.7	—	(1.6)	3,242.7
West	4,408.9	25.0	—	(1.5)	4,432.4
Total	$10,647.0	$51.1	$(3.9)	$(4.2)	$10,690.0
Adjustments to acquisitions for the year ended December 31, 2013 and 2012 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, trade names and non-compete agreements, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

	Gross Intangible Assets				Accumulated Amortization			Net Intangible Assets as of December 31, 2013
	Balance as of December 31, 2012	Acquisitions and Other Additions	Adjustments to Acquisitions/Divestitures	Balance as of December 31, 2013	Balance as of December 31, 2012	Additions Charged to Expense	Balance as of December 31, 2013
Customer relationships, franchise and other municipal agreements	$579.0	$19.9	$—	$598.9	$(252.4)	$(57.3)	$(309.7)	$289.2
Trade names	30.0	—	—	30.0	(24.5)	(5.5)	(30.0)	—
Non-compete agreements	20.4	3.2	—	23.6	(12.0)	(2.8)	(14.8)	8.8
Other intangible assets	63.5	0.6	(0.2)	63.9	(45.3)	(0.8)	(46.1)	17.8
Total	$692.9	$23.7	$(0.2)	$716.4	$(334.2)	$(66.4)	$(400.6)	$315.8

	Gross Intangible Assets				Accumulated Amortization			Net Intangible Assets as of December 31, 2012
	Balance as of December 31, 2011	Acquisitions and Other Additions	Adjustments to Acquisitions/Divestitures	Balance as of December 31, 2012	Balance as of December 31, 2011	Additions Charged to Expense	Balance as of December 31, 2012
Customer relationships, franchise and other municipal agreements	$566.2	$12.9	$(0.1)	$579.0	$(194.4)	$(58.0)	$(252.4)	$326.6
Trade names	30.0	—	—	30.0	(18.5)	(6.0)	(24.5)	5.5
Non-compete agreements	16.9	3.5	—	20.4	(9.3)	(2.7)	(12.0)	8.4
Other intangible assets	62.9	0.7	(0.1)	63.5	(44.2)	(1.1)	(45.3)	18.2
Total	$676.0	$17.1	$(0.2)	$692.9	$(266.4)	$(67.8)	$(334.2)	$358.7

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2013, amortization expense for each of the next five years is estimated as follows:

2014	$61.8
2015	61.4
2016	60.1
2017	58.7
2018	46.3

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 is as follows:

	2013	2012
Inventories	$37.8	$34.5
Prepaid expenses	59.0	54.4
Other non-trade receivables	23.4	23.4
Reinsurance receivable	14.8	16.2
Income tax receivable	55.3	69.0
Commodity and fuel hedge assets	7.0	4.1
Other current assets	3.0	7.7
Total	$200.3	$209.3
Other Assets
A summary of other assets as of December 31 is as follows:

	2013	2012
Deferred financing costs	$51.4	$58.8
Deferred compensation plan	65.1	49.9
Notes and other receivables	19.5	17.9
Reinsurance receivables	46.9	59.7
Other	98.0	76.1
Total	$280.9	$262.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 is as follows:

	2013	2012
Accrued payroll and benefits	$172.7	$157.1
Accrued fees and taxes	121.3	124.2
Self-insurance reserves, current portion	136.6	135.5
Ceded insurance reserves, current portion	14.8	16.2
Accrued dividends	93.7	84.9
Current tax liabilities	—	2.1
Restructuring liabilities	1.8	9.0
Accrued professional fees and legal settlement reserves	28.3	34.6
Other	72.1	60.0
Total	$641.3	$623.6
Other accrued liabilities includes the fair value of fuel and recycling commodity hedges of $0.7 million and $1.6 million as of December 31, 2013 and 2012, respectively.

Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 is as follows:

	2013	2012
Deferred compensation plan	$67.0	$50.0
Pension and other post-retirement liabilities	6.5	12.7
Legal settlement reserves	27.3	36.4
Ceded insurance reserves	46.9	59.7
Withdrawal liability - Central States Pension and Other Funds	171.4	30.7
Other	59.9	31.4
Total	$379.0	$220.9

Other long-term liabilities includes the fair value of interest rate swaps of $4.4 million as of December 31, 2013.
Self-Insurance Reserves
In general, our self-insurance reserves are recorded on an undiscounted basis. However, our estimate of the self-insurance liabilities assumed in the Allied acquisition have been recorded at fair value, and therefore have been discounted to present value using a rate of 9.75%. Discounted reserves are accreted to non-cash interest expense through the period that they are paid.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our liabilities for unpaid and incurred but not reported claims as of December 31, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $431.5 million under our risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion in our consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our self-insurance reserves for the years ended December 31:

	2013	2012	2011
Balance at beginning of year	$426.4	$418.3	$417.2
Additions charged to expense	379.1	385.5	367.3
Payments	(377.2)	(381.6)	(372.1)
Accretion expense	3.2	4.2	5.9
Balance at end of year	431.5	426.4	418.3
Less: current portion	(136.6)	(135.5)	(114.4)
Long-term portion	$294.9	$290.9	$303.9

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2013, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 124 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 is as follows:

	2013	2012
Landfill final capping, closure and post-closure liabilities	$1,091.3	$1,052.4
Environmental remediation	551.7	563.7
Total accrued landfill and environmental costs	1,643.0	1,616.1
Less: current portion	(178.7)	(195.5)
Long-term portion	$1,464.3	$1,420.6

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2013	2012	2011
Asset retirement obligation liabilities, beginning of year	$1,052.4	$1,037.0	$1,046.5
Non-cash additions	36.5	33.8	33.9
Acquisitions and other adjustments	(0.6)	(14.6)	15.8
Asset retirement obligation adjustments	12.0	(4.6)	(31.5)
Payments	(85.6)	(77.6)	(105.7)
Accretion expense	76.6	78.4	78.0
Asset retirement obligation liabilities, end of year	1,091.3	1,052.4	1,037.0
Less: current portion	(93.6)	(110.4)	(85.2)
Long-term portion	$997.7	$942.0	$951.8

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review our landfill asset retirement obligations annually. As a result, we recorded a net increase (decrease) in amortization expense of $(0.3) million, $4.9 million and $(9.6) million for 2013, 2012 and 2011, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $56.0 million as of December 31, 2013 and is included in restricted cash and marketable securities in our consolidated balance sheet.
The expected future payments for final capping, closure and post-closure as of December 31, 2013 are as follows:

2014	$93.6
2015	119.4
2016	79.4
2017	78.1
2018	88.8
Thereafter	5,052.5
$5,511.8

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2013.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2013 would be approximately $446 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2013	2012	2011
Environmental remediation liabilities, beginning of year	$563.7	$543.7	$552.1
Net additions charged to expense	83.7	62.4	3.6
Payments	(122.5)	(73.1)	(45.0)
Accretion expense (non-cash interest expense)	26.8	30.7	33.0
Environmental remediation liabilities, end of year	551.7	563.7	543.7
Less: Current portion	(85.1)	(85.1)	(99.0)
Long-term portion	$466.6	$478.6	$444.7

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected undiscounted future payments for remediation costs as of December 31, 2013 are as follows:

2014	$85.1
2015	49.8
2016	44.6
2017	35.6
2018	42.3
Thereafter	349.0
$606.4

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. In June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri of $108.7 million to manage the remediation area and monitor the site. As of December 31, 2013, the remediation liability recorded for this site is $93.9 million, of which $30.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $63 million to $342 million.
Countywide Landfill.  In September 2009, Republic Services of Ohio II, LLC entered into Final Findings and Orders with the Ohio Environmental Protection Agency that require us to implement a comprehensive operation and maintenance program to manage the remediation area at the Countywide Recycling and Disposal Facility (Countywide). The remediation liability for Countywide recorded as of December 31, 2013 is $47.0 million, of which $4.6 million is expected to be paid during during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $46 million to $67 million.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2013 is $82.7 million, of which $9.9 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT
Our notes payable, capital leases and long-term debt as of December 31, 2013 and 2012 are listed in the following table, and are presented net of adjustments to fair value related to hedging transactions:

		2013			2012
Maturity	Interest Rate	Principal	Adjustments	Carry Value	Principal	Adjustments	Carry Value
Credit facilities:
Uncommitted facility	Variable	$—	$—	$—	$13.9	$—	$13.9
April 2016	Variable	—	—	—	25.0	—	25.0
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.2)	699.8
September 2019	5.500	650.0	(2.9)	647.1	650.0	(3.4)	646.6
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(2.0)	848.0	850.0	(2.2)	847.8
May 2023	4.750	550.0	(5.7)	544.3	550.0	(1.3)	548.7
March 2035	6.086	275.7	(24.5)	251.2	275.7	(24.9)	250.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.4)	596.6
Debentures:
May 2021	9.250	35.3	(1.7)	33.6	35.3	(1.9)	33.4
September 2035	7.400	165.2	(41.0)	124.2	165.2	(41.4)	123.8
Tax-exempt:
2014 - 2038	0.450 - 5.625	1,087.7	—	1,087.7	1,097.9	(0.4)	1,097.5
Other:
2014 - 2046	5.000 - 12.203	86.0	—	86.0	87.2	—	87.2
Total Debt		$7,099.9	$(81.8)	7,018.1	$7,150.2	$(79.7)	7,070.5
Less: current portion				(15.7)			(19.4)
Long-term portion				$7,002.4			$7,051.1

Loss on Extinguishment of Debt
During 2013, 2012 and 2011, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss on extinguishment of debt for the years ended December 31, 2013, 2012, and 2011:

	Principal Repaid	Cash Paid on Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2013
Tax-exempt financings	$189.1	$—	$2.1	$2.1
Loss on extinguishment of debt for the year ended December 31, 2013		$—	$2.1	$2.1
2012
Amendments to Credit Facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
2011
$600.0 million 7.125% senior notes due May 2016	$600.0	$21.4	$61.3	$82.7
$99.5 million 9.250% debentures due May 2021	64.2	24.2	3.8	28.0
$360.0 million 7.400% debentures due September 2035	194.8	44.7	49.9	94.6
Amendments to Credit Facilities	—	—	1.7	1.7
Ineffective portion of interest rate lock settlements	—	0.3	—	0.3
Tax-exempt financings	30.0	—	3.5	3.5
Loss on extinguishment of debt for the year ended December 31, 2011		$90.6	$120.2	$210.8
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, we had no borrowings under our Credit Facilities. As of December 31, 2012, we had $25.0 million of Eurodollar Rate borrowings at an interest rate of 1.32%. Our Credit Facilities also are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. We had $722.1 million and $909.4 million of letters of credit using availability under our Credit Facilities, leaving $1,527.9 million and $1,315.6 million of availability under our Credit Facilities as of December 31, 2013 and 2012, respectively. We were in compliance with the covenants under our Credit Facilities as of December 31, 2013.

In March 2012, we entered into a $75.0 million uncommitted, unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. In July 2012, we amended the Uncommitted Credit Facility to increase the size to $125.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2013, we had no borrowings under our Uncommitted Credit Facility. As of December 31, 2012, we had $13.9 million of borrowings under our Uncommitted Credit Facility at an interest rate of 1.35%.
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
Tax-Exempt Financings
As of December 31, 2013 and 2012, we had $1,087.7 million and $1,097.5 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2014 to 2038. Approximately 85% of our tax-exempt financings are remarketed quarterly by a remarketing agent to effectively maintain a variable yield. Certain of these variable rate tax-exempt financings are credit enhanced with letters of credit having terms in excess of one year issued by banks with investment grade credit ratings. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, we had $169.7 million of restricted cash and marketable securities, of which $21.9 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $85.9 million and $87.0 million as of December 31, 2013 and 2012, respectively, with maturities ranging from 2014 to 2046.
Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2013 are as follows:

2014	$15.7
2015	10.2
2016	4.2
2017	4.5
2018	705.0
Thereafter	6,360.3
$7,099.9
Guarantees
We have guaranteed some of the tax-exempt bonds of our subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, we will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets.
Interest Expense and Interest Paid
Interest paid was $324.0 million, $341.0 million and $396.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The components of interest expense are as follows:

	2013	2012	2011
Interest expense on debt and capital lease obligations	$319.8	$338.5	$372.9
Accretion of debt discounts	6.9	12.2	25.6
Accretion of remediation reserves and other	40.6	46.2	49.8
Less: capitalized interest	(7.3)	(8.4)	(8.1)
Total interest expense	$360.0	$388.5	$440.2
Interest Rate Swap and Lock Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. From time to time, we have also entered into interest rate swap and lock agreements to manage risks associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2013, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. Under these swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.

As of December 31, 2013, interest rate swap agreements are reflected at their fair value of $4.4 million and are included in other long-term liabilities and, to the extent they are effective, as an adjustment to long-term debt in our consolidated balance sheet. We recognized net interest income of $2.0 million during the year ended December 31, 2013 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statement of income.
For the year ended December 31, 2013, we recognized a gain on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate totaling $4.5 million, with an offsetting loss on the related interest rate swaps totaling $4.4 million. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.

We previously entered into interest rate swap agreements with a total notional value of $210.0 million that matured in August 2011. This maturity was identical to unsecured notes that also matured in August 2011. Under these swap agreements, we paid interest at floating rates based on changes in LIBOR and received interest at a fixed rate of 6.75%. We reduced interest expense by $5.4 million due to periodic settlements of active swap agreements during year ended December 31, 2011. As of December 31, 2012 we had no interest rate swap agreements outstanding.

Cash Flow Hedges

As of December 31, 2013 and 2012, no interest rate lock cash flow hedges were outstanding. During the second quarter of 2012, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates approximating 2.20% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.550% Notes. Upon issuance of the 3.550% Notes, we terminated the interest rate locks and paid $4.8 million to the counterparties. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $4.7 million, or $2.7 million net of tax.

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

As of December 31, 2013 and 2012, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $23.0 million and $24.6 million, respectively. The effective portion of the interest rate locks will be amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.6 million over the next twelve months as a yield adjustment to our senior notes.

The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $2.2 million and $1.4 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, are as follows:

	2013	2012	2011
Current:
Federal	$289.6	$228.7	$201.7
State	35.3	29.2	38.6
Deferred:
Federal and state deferred provision	3.8	83.9	334.8
State deferred benefit - change in valuation allowance	(42.3)	—	—
Uncertain tax positions and interest, and other	(24.3)	(90.0)	(257.7)
Provision for income taxes	$262.1	$251.8	$317.4

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31, are as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	2.5	3.2
Change in valuation allowance	(5.0)	—	—
Non-deductible expenses	1.0	1.1	1.6
Uncertain tax position taxes and interest	(1.8)	(4.7)	(2.5)
Other, net	(1.5)	(3.3)	(2.3)
Effective income tax rate	30.8%	30.6%	35.0%
Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance, primarily due to the realizability of certain state loss carryforwards. In addition, our 2013 effective tax rate was favorably impacted by the settlement with the Internal Revenue Service (IRS) appeals division and the Joint Committee of Taxation during the first quarter of 2013 for tax years 2009 and 2010. This settlement benefited our 2013 tax provision by approximately $14 million due to the reversals of previously accrued tax and interest.
Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2004 to 2008. This settlement benefited our 2012 tax provision by approximately $35 million due to the reversals of previously accrued tax and interest. In 2011, our effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2000 to 2003. This settlement favorably impacted our 2011 tax provision by approximately $23 million due to the reversals of previously accrued tax and interest.
In addition, our 2013, 2012 and 2011 tax provisions were favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $9.6 million, $16 million and $19 million, respectively.
During 2013 and 2011, we incurred charges of $0.3 million and $7.1 million, respectively, for dispositions of goodwill that had no corresponding tax basis, and thus, were non-deductible for tax purposes. During 2012, we did not dispose of any goodwill without corresponding tax basis.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset and liability as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(983.6)	$(955.6)
Difference between book and tax basis of intangible assets	(692.5)	(676.5)
Basis difference due to redemption of partnership interests	(128.5)	(128.6)
Total liabilities	$(1,804.6)	$(1,760.7)
Deferred tax assets relating to:
Environmental reserves	$356.0	$348.3
Accruals not currently deductible	244.2	232.2
State net operating loss carryforwards	126.4	130.2
Difference between book and tax basis of other assets	111.4	92.4
Deferred taxes on uncertain tax positions	16.4	17.5
Other	5.5	5.8
Total assets	859.9	826.4
Valuation allowance	(76.9)	(124.8)
Net deferred tax asset	783.0	701.6
Net deferred tax liabilities	$(1,021.6)	$(1,059.1)

Changes in the deferred tax valuation allowance for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Valuation allowance, beginning of year	$124.8	$118.1	$120.1
Additions charged to income	0.1	1.9	2.1
Realized deferred tax assets	(42.3)	(3.2)	(4.3)
Expirations of state net operating losses	—	(0.3)	(0.3)
Other, net	(5.7)	8.3	0.5
Valuation allowance, end of year	$76.9	$124.8	$118.1
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized after the initial recognition of the deferred tax asset. We also provide valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
During the three months ended December 31, 2013, we determined that it is more likely than not that we will realize a portion of our deferred tax asset related to certain state loss carryforwards. Most of these loss carryforwards are attributable to a specific subsidiary for which we have historically provided a valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. The realization of this deferred tax asset depends upon the existence of sufficient taxable income in future periods. We evaluated both positive and negative evidence and determined it is more likely than not that a portion of these loss carryforwards will be realized. This resulted in a reduction to our valuation allowance for these loss carryforwards of approximately $43.5 million for the year and three months ended December 31, 2013.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In our evaluation of the need for a valuation allowance, the most significant piece of evidence considered was the objective, direct positive evidence of recent financial results. We also considered our future projections of positive annual income for the specific subsidiary where the majority of the state loss carryforwards reside. From this subsidiary's inception in 1996 through 2008, significant annual losses were reported. Subsequent to our 2008 merger with Allied, annual losses were reported in both 2009 and 2010. In 2011, this subsidiary reported a profit for the first time in its operating history and reported improving annual income in both 2012 and 2013. The primary factors for this gradual migration towards profitability were the continued refinancing of our senior notes and debentures, reductions in this subsidiary's intercompany indebtedness and ongoing operational improvements that have included operational restructurings within our consolidated group. These factors, combined with the expected stable, predictable nature of our business, have led us to conclude that it is more likely than not that we will recognize an incremental benefit from our existing state loss carryforwards.
In prior periods, the most significant piece of negative evidence we considered was this subsidiary’s cumulative loss position. As of December 31, 2013, this subsidiary was no longer in a cumulative loss position, thus, this piece of negative evidence, which is given significant weight, no longer exists.
We have state net operating loss carryforwards with an estimated tax effect of $126.4 million available as of December 31, 2013. These state net operating loss carryforwards expire at various times between 2014 and 2033. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized due to limitations on loss carryforward periods in certain states. In recognition of this risk, as of December 31, 2013, we have provided a valuation allowance of $70.6 million. Also, as of December 31, 2013, we have provided a valuation allowance of $6.3 million for certain other deferred tax assets.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of approximately $41 million and $40 million as of December 31, 2013 and 2012, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to us as dividends, we would incur approximately $14 million of federal income taxes.
We made income tax payments (net of refunds received) of approximately $288 million, $185 million and $173 million for 2013, 2012 and 2011, respectively.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012, signed into law on January 2, 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013. This extension helped mitigate the negative impact from the reversal of bonus depreciation taken in prior years.
Income taxes paid in 2012 and 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) that was signed into law in December 2010. The Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through December 31, 2011 and 50% bonus depreciation for property placed in service in 2012.
We and our subsidiaries are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2013	2012	2011
Balance at beginning of year	$84.7	$54.3	$222.8
Additions based on tax positions related to current year	0.3	0.9	—
Additions for tax positions of prior years	11.4	64.0	0.6
Reductions for tax positions of prior years	(2.4)	—	(162.2)
Reductions for tax positions resulting from lapse of statute of limitations	(1.3)	(7.3)	—
Settlements	(20.7)	(27.2)	(6.9)
Balance at end of year	$72.0	$84.7	$54.3
During 2013, we settled with the IRS appeals division and the Joint Committee on Taxation our 2009 and 2010 tax years. The resolution of these tax periods in addition to various state tax resolutions during the year reduced our gross unrecognized tax benefits by $20.7 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, we settled with the IRS appeals division our 2004 to 2008 tax years. The resolution of these tax periods reduced our gross unrecognized tax benefits by $27.2 million. During 2011, we settled with the IRS appeals division our 2000 to 2003 tax years. The resolution of these tax periods reduced our gross unrecognized tax benefits by $166.2 million. We also resolved various state matters during 2011 that, in the aggregate, reduced our gross unrecognized tax benefits by $2.9 million.
Included in our gross unrecognized tax benefits as of December 31, 2013 and 2012 are $46.8 million and $59.9 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $1.2 million during 2013 and, in total as of December 31, 2013, have recognized a liability for penalties of $0.5 million and interest of $17.0 million.
During 2012, we accrued interest of approximately $1 million and, in total as of December 31, 2012, had recognized a liability for penalties of $0.7 million and interest of $18.9 million. During 2011, we accrued interest of $12.0 million and, in total as of December 31, 2011, had recognized a liability for penalties of $0.7 million and interest of $49.7 million.
Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $10 million to $20 million; however, it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months.
We are under state examination in various jurisdictions for various tax years. These state audits are ongoing.
We believe the liabilities for uncertain tax positions recorded are adequate; however, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008. In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan) and in May 2007 our stockholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated Republic Services, Inc. 2007 Stock Incentive Plan, and in May 2011 our stockholders ratified the Amended and Restated Plan Republic Services, Inc. 2007 Stock Incentive Plan. In May 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated Plan). We currently have 17.1 million shares of common stock reserved for future grants under our Amended and Restated Plan.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)). Allied’s stockholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the new sponsor of the Plan, and that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the acquisition. Awards may be granted under the 2006 Plan, as amended and restated, after December 5, 2008 only to employees and consultants of Allied and its subsidiaries who were not employed by Republic prior to such date. As of December 31, 2013, there were approximately 15.6 million shares of common stock reserved for future grants under the 2006 Plan.

Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0% for each of the periods presented) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2013, 2012 and 2011 were $5.27, $4.77 and $5.35 per option, respectively, which were calculated using the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	28.9%	27.8%	27.3%
Risk-free interest rate	0.7%	0.8%	1.7%
Dividend yield	3.2%	3.2%	2.7%
Expected life (in years)	4.5	4.5	4.4
Contractual life (in years)	7.0	7.0	7.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	13.6	$24.97
Granted	3.0	29.83
Exercised	(1.7)	22.31		$14.4
Forfeited or expired	(0.6)	28.63
Outstanding as of December 31, 2011	14.3	26.13
Granted	3.1	29.63
Exercised	(2.9)	29.32		$18.8
Forfeited or expired	(0.8)	28.80
Outstanding as of December 31, 2012	13.7	27.51
Granted	3.0	31.21
Exercised	(5.5)	26.48		$36.0
Forfeited or expired	(0.7)	30.02
Outstanding as of December 31, 2013	10.5	$28.91	4.3	$44.8
Exercisable as of December 31, 2013	4.3	$27.11	3.0	$26.3
During 2013, 2012 and 2011, compensation expense for stock options was $12.9 million, $13.2 million and $13.1 million, respectively.

As of December 31, 2013, total unrecognized compensation expense related to outstanding stock options was $9.1 million, which will be recognized over a weighted average period of 1.8 years. The total fair value of stock options that vested in 2013, 2012 and 2011 was $10.8 million, $10.9 million and $8.7 million, respectively.
We classified excess tax benefits of $3.8 million, $1.9 million and $2.5 million as cash flows from financing activities for 2013, 2012 and 2011, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Restricted Stock Units and Shares of Restricted Stock (In Thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2010	849.3	$26.39
Granted	179.2	29.97
Vested and issued	(250.5)	26.61
Forfeited	(8.0)	24.97
Unissued as of December 31, 2011	770.0	27.17
Granted	303.8	27.76
Vested and issued	(167.2)	26.35
Forfeited	(1.3)	29.79
Unissued as of December 31, 2012	905.3	27.51
Granted	361.8	30.16
Vested and issued	(243.0)	28.16
Forfeited	(27.1)	30.66
Unissued as of December 31, 2013	997.0	$28.48	0.6	$33.1
Vested and unissued as of December 31, 2013	618.0	$26.96

During 2013, we awarded our non-employee directors 72,842 restricted stock units, which vested immediately. During 2013, we awarded 237,721 and 21,223 restricted stock units to executives and employees, respectively, that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 30,009 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.

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

During 2011, we awarded our non-employee directors 82,500 restricted stock units, which vested immediately. During 2011, we awarded 76,699 restricted stock units to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 20,039 restricted stock units were earned as dividend equivalents.
The fair value of restricted stock and restricted stock units is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During 2013, 2012 and 2011, compensation expense related to restricted stock units and restricted shares totaled $6.3 million, $8.0 million and $7.5 million, respectively. As of December 31, 2013, total unrecognized compensation expense related to outstanding restricted stock units and restricted shares was $7.8 million, which will be recognized over a weighted average period of four years.
Defined Benefit Pension Plan
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2013 or 2012.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31, 2013 and 2012:

	Defined Benefit Pension Plan
	2013	2012
Accumulated benefit obligation	$261.7	$301.4
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$301.4	$343.5
Interest cost	11.0	13.1
Actuarial gain	(14.9)	(6.9)
Benefits paid	(35.8)	(48.3)
Projected benefit obligation at end of year	$261.7	$301.4
Change in plan assets:
Fair value of plan assets at beginning of year	$295.3	$303.6
Actual return on plan assets	13.2	43.0
Estimated expenses	(2.9)	(3.0)
Benefits paid	(35.8)	(48.3)
Fair value of plan assets at end of year	$269.8	$295.3
Funded (unfunded) status	$8.1	$(6.1)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets and (liabilities)	$8.1	$(6.1)
Net amount recognized	$8.1	$(6.1)
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.50%	3.70%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost as of December 31, 2013 and 2012 were $35.5 million and $27.1 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$2.9	$3.0	$3.0
Interest cost	11.0	13.1	17.0
Expected return on plan assets	(16.2)	(18.9)	(23.5)
Recognized net actuarial gain	(0.2)	—	(0.5)
Amortization of prior service cost	0.1	0.1	0.1
Settlement income	(3.5)	(2.2)	(5.9)
Net periodic benefit cost	$(5.9)	$(4.9)	$(9.8)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.90%	3.60%	5.25%
Expected return on plan assets	6.00%	6.50%	7.25%
Rate of compensation increase	N/A	N/A	N/A
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
In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the Plan assets, which give consideration to the asset mix and the anticipated timing of the pension plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.
The following table summarizes our target asset allocation for 2013 and actual asset allocation as of December 31, 2013 and 2012 for our defined benefit pension plan:

	Target Asset Allocation	2013 Actual Asset Allocation	2012 Actual Asset Allocation
Debt securities	70%	70%	70%
Equity securities	30	30	30
Total	100%	100%	100%

For 2014, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 6.35%. While we believe we can achieve a long-term average return of 6.35%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2013 and 2012:

		Fair Value Measurements Using
	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.1	$5.1	$—	$—
Common stock	13.5	13.5	—	—
Mutual funds and real estate investment trusts	170.7	128.5	42.2	—
Bonds	80.1	—	80.1	—
Limited partnerships	0.4	—	—	0.4
Total assets	$269.8	$147.1	$122.3	$0.4

		Fair Value Measurements Using
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$8.5	$8.5	$—	$—
Common stock	14.4	14.4	—	—
Mutual funds and real estate investment trusts	184.1	140.6	43.5	—
Bonds	87.9	—	87.9	—
Limited partnerships	0.4	—	—	0.4
Total assets	$295.3	$163.5	$131.4	$0.4
Estimated future benefit payments for the next ten years under the Plan are as follows:

2014	$19.7
2015	18.8
2016	18.8
2017	18.7
2018	18.4
2019 through 2023	89.2

Collective Bargaining Agreements

As of December 31, 2013, approximately 26% of our workforce was represented by various labor unions, and approximately 5% of our workforce was covered by collective bargaining agreements that are set to expire during 2014.

Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20% of our total current employees are participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2013 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2013 and 2012 is for the plans’ year ended September 30 or December 31, 2012 and 2011, respectively. The status is based on information that Republic received from the plan and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates of the collective-bargaining agreements (CBA) to which the plans are subject. There have been no significant changes that affect the comparability of the 2013, 2012 and 2011 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration
Legal Plan Name	EIN	2012	2011	Implemented	2013	2012	2011	Imposed	of CBA
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical	Critical	Implemented	$1.8	$3.5	$3.9	No	N/A
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Critical	Endangered	Implemented	6.9	6.3	3.4	No	10/01/13 - 9/30/18
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	25.3	26.7	31.6	No	12/31/09 - 12/31/18
Individually significant plans					34.0	36.5	38.9
All other plans	N/A	N/A	N/A	N/A	9.8	9.0	9.8	N/A
Total					$43.8	$45.5	$48.7

We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ending September 30, 2013 or December 31, 2013.
Central States, Southeast and Southwest Areas Pension Fund
Before September 30, 2013 we had CBAs with local bargaining units of the Teamsters under which we contributed to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). These CBAs were under negotiation during 2012 and 2013. As part of our CBA negotiations, we partially withdrew from participation in the Fund in 2012 and completely withdrew from the Fund in 2013. Accordingly, we will be required to make payments to the Fund for our allocated share of its unfunded vested liabilities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, we accrued a liability associated with our withdrawal from the Fund of $169.3 million. We anticipate that this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including our estimated number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Total expense recorded for matching 401(k) contributions in 2013, 2012 and 2011 was $30.1 million, $28.7 million and $28.9 million, respectively.
Deferred Compensation Plan
We provide eligible employees, officers and directors of Republic with the opportunity to voluntarily defer base salary, bonus payments, long-term incentive awards and other compensation, as applicable, on a pre-tax basis through Republic Services, Inc. Deferred Compensation Plan (the DCP). The DCP is a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. Eligible participants can defer up to 80% of base salary and up to 100% of bonus, long term compensation and directors’ fees. Under the DCP, some participants also are eligible for matching contributions. The matching contribution under the DCP is equal to the lesser of two percent of the participant’s compensation over established 401(k) limits or 50% of the amount the participant has deferred. DCP participants have no ownership or security interest in any of the amounts deferred or the measurement funds under the DCP. The right of each participant in the DCP is solely that of a general, unsecured creditor of Republic with respect to his or her own interest under the DCP.
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $65.1 million and $49.9 million as of December 31, 2013 and 2012, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $67.0 million and $50.0 million as of December 31, 2013 and 2012, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2013, 2012 and 2011, issuances under this plan totaled 142,217 shares, 169,624 shares and 136,621 shares, respectively. As of December 31, 2013, shares reserved for issuance to employees under this plan totaled 0.9 million and Republic held employee contributions of approximately $1.1 million for the purchase of common stock.

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
We have had a share repurchase program since November 2010. From November 2010 to December 31, 2013, we repurchased 35.5 million shares of our stock for $1,039.2 million at a weighted average cost per share of $29.30. During 2013, we repurchased 6.5 million shares of our stock for $213.6 million at a weighted average cost per share of $32.92. During 2012, we repurchased 11.8 million shares for $324.7 million at a weighted average cost per share of $27.44. During 2011, we repurchased 15.7 million shares for $459.7 million at a weighted average cost per share of $29.28.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In July 2013, the board of directors approved a quarterly dividend of $0.26 per share. Cash dividends declared were $357.3 million, $332.5 million and $314.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we recorded a quarterly dividend payable of $93.7 million to stockholders of record at the close of business on January 2, 2014.

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
Earnings per share for the years ended December 31, 2013, 2012 and 2011 are calculated as follows (in thousands, except per share amounts):

	2013	2012	2011
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$588,900	$571,800	$589,200
Weighted average common shares outstanding	362,054	366,883	375,961
Basic earnings per share	$1.63	$1.56	$1.57
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$588,900	$571,800	$589,200

Weighted average common shares outstanding	362,054	366,883	375,961
Effect of dilutive securities:
Options to purchase common stock	1,332	1,008	1,495
Unvested restricted stock awards	36	129	149
Weighted average common and common equivalent shares outstanding	363,422	368,020	377,605
Diluted earnings per share	$1.62	$1.55	$1.56
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	1,658	7,876	4,546

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING
Our operations are managed through three regions: East, Central and West. These three regions and corporate entities are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated financial statements for all periods presented reflect the impact of the restructuring of our operations in the fourth quarter of 2012. These reportable segments provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the years ended December 31, 2013, 2012 and 2011 is shown in the following table:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2013:
East	$2,857.4	$(401.4)	$2,456.0	$257.6	$451.0	$260.7	$4,972.3
Central	3,098.5	(586.4)	2,512.1	304.6	494.5	297.5	5,794.7
West	4,049.8	(725.4)	3,324.4	342.8	766.6	303.4	8,274.9
Corporate entities	139.0	(14.3)	124.7	49.0	(501.8)	19.2	907.3
Total	$10,144.7	$(1,727.5)	$8,417.2	$954.0	$1,210.3	$880.8	$19,949.2
2012:
East	$2,838.7	$(392.9)	$2,445.8	$244.6	$474.6	$223.2	$4,916.6
Central	2,969.3	(544.5)	2,424.8	285.0	474.5	296.8	5,668.4
West	3,819.8	(661.8)	3,158.0	332.7	685.9	357.4	8,226.1
Corporate entities	103.7	(14.0)	89.7	64.6	(314.4)	26.1	805.8
Total	$9,731.5	$(1,613.2)	$8,118.3	$926.9	$1,320.6	$903.5	$19,616.9
2011:
East	$2,930.8	$(405.1)	$2,525.7	$246.5	$550.7	$242.7	$4,930.9
Central	2,951.4	(521.1)	2,430.3	277.1	529.3	322.2	5,629.8
West	3,762.7	(623.6)	3,139.1	335.8	735.9	369.7	8,137.3
Corporate entities	114.0	(16.2)	97.8	62.2	(263.2)	1.9	853.5
Total	$9,758.9	$(1,566.0)	$8,192.9	$921.6	$1,552.7	$936.5	$19,551.5
Intercompany revenue reflects transactions within and between segments that are generally made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other administrative functions. During the years ended December 31, 2013 and 2012, environmental remediation charges were incurred at our closed Bridgeton Landfill in Missouri. See Note 8, Landfill and Environmental Costs, for a summary of these charges. During 2013 and 2012, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund. See Note 11, Employee Benefit Plans, for a summary of our withdrawal and the related estimated withdrawal liability.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our total reported revenue by line of business for the respective years ended December 31 (in millions and as a percentage of revenue). Intercompany revenue has been eliminated.

	2013		2012		2011
Collection:
Residential	$2,175.5	25.8%	$2,155.7	26.6%	$2,135.7	26.1%
Commercial	2,616.9	31.1	2,523.2	31.1	2,487.5	30.4
Industrial	1,639.4	19.5	1,544.2	19.0	1,515.4	18.5
Other	34.7	0.4	33.4	0.4	32.9	0.4
Total collection	6,466.5	76.8	6,256.5	77.1	6,171.5	75.4
Transfer	1,021.8		964.5		994.2
Less: Intercompany	(615.2)		(575.3)		(572.8)
Transfer, net	406.6	4.8	389.2	4.8	421.4	5.1
Landfill	1,927.2		1,863.3		1,867.6
Less: Intercompany	(902.2)		(862.5)		(846.9)
Landfill, net	1,025.0	12.2	1,000.8	12.3	1,020.7	12.5
Sale of recyclable materials	374.6	4.5	349.0	4.3	438.6	5.4
Other non-core	144.5	1.7	122.8	1.5	140.7	1.6
Other	519.1	6.2	471.8	5.8	579.3	7.0
Total revenue	$8,417.2	100.0%	$8,118.3	100.0%	$8,192.9	100.0%
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

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income) by component, net of tax, for the years ended December 31, 2013, 2012 and 2011 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2010	$5.4	$(27.3)	$(21.9)
Other comprehensive income before reclassifications	24.0	20.7	44.7
Amounts reclassified from accumulated other comprehensive income	(4.9)	3.6	(1.3)
Net current-period other comprehensive income	19.1	24.3	43.4
Balance as of December 31, 2011	24.5	(3.0)	21.5
Other comprehensive income before reclassifications	(3.7)	(15.6)	(19.3)
Amounts reclassified from accumulated other comprehensive income	2.3	1.3	3.6
Net current-period other comprehensive income	(1.4)	(14.3)	(15.7)
Balance as of December 31, 2012	23.1	(17.3)	5.8
Other comprehensive income before reclassifications	(4.0)	(7.1)	(11.1)
Amounts reclassified from accumulated other comprehensive income	0.2	2.1	2.3
Net current-period other comprehensive income	(3.8)	(5.0)	(8.8)
Balance as of December 31, 2013	$19.3	$(22.3)	$(3.0)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$0.2	$3.3	$(7.8)	Revenue
Fuel hedges	2.9	2.8	0.9	Cost of operations
Interest rate contracts	(2.7)	(2.2)	(1.4)	Interest expense
	0.4	3.9	(8.3)	Total before tax
	(0.2)	(1.6)	3.4	Tax benefit (expense)
	0.2	2.3	(4.9)	Net of tax
Pension gains:
Pension settlement	$3.5	$2.2	$6.1	Selling, general and administrative
	(1.4)	(0.9)	(2.5)	Tax expense
	2.1	1.3	3.6	Net of tax
Total gains (losses) reclassified into earnings	$2.3	$3.6	$(1.3)

16.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of December 31, 2013:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2014	27,000,000	$3.81
2015	18,000,000	3.74
2016	12,000,000	3.68
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of December 31, 2013 and 2012 were current assets of $6.7 million and $3.1 million, respectively, and current liabilities of $0.1 million and $0.4 million, respectively, and have been recorded in other prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the years ended December 31, 2013, 2012 and 2011, and have been recorded in other income (expense), net in our consolidated statements of income.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total gain (loss) recognized in other comprehensive income for fuel hedges (the effective portion) was $2.4 million, $3.4 million and $(1.7) million, for the years ended December 31, 2013, 2012 and 2011, respectively.
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
We entered into costless collar agreements on forecasted sales of OCC and ONP. The agreements involve combining a purchased put option giving us the right to sell OCC and ONP at an established floor strike price with a written call option obligating us to deliver OCC and ONP at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represent costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC and ONP between two designated strike prices.
As of December 31, 2013, we had outstanding costless collar hedges for OCC totaling 90,000 tons with a weighted average floor strike price of $90.20 per ton and a weighted average cap strike price of $139.20 per ton, all of which will be settled in 2014. As of December 31, 2013, there were no outstanding costless collar hedges for ONP. Costless collar hedges are recorded on our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges as of December 31, 2013 and 2012 were current assets of $0.3 million and $1.0 million, respectively, and current liabilities of $0.6 million and $1.2 million, respectively, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for each of the years ended December 31, 2013, 2012, and 2011, and have been recorded in other income (expense), net in our consolidated statements of income.
Total gain (loss) recognized in other comprehensive income for recycling commodity hedges (the effective portion) was $(0.1) million, $(0.6) million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fair Value Measurements
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.
The carrying value for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amount and fair value of our other financial instruments as of December 31, 2013 and 2012:

	December 31, 2013
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$176.0	$176.0	$176.0	$—	$—
Bonds - restricted cash	36.6	36.6	—	36.6	—
Fuel hedges - other current assets	6.7	6.7	—	6.7	—
Commodity hedges - other current assets	0.3	0.3	—	0.3	—
Total assets	$219.6	$219.6	$176.0	$43.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.1	$0.1	$—	$0.1	$—
Commodity hedges - other accrued liabilities	0.6	0.6	—	0.6	—
Interest rate swaps - other liabilities	4.4	4.4	—	4.4	—
Total debt	7,018.1	7,538.1	—	7,538.1	—
Total liabilities	$7,023.2	$7,543.2	$—	$7,543.2	$—

	December 31, 2012
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$62.8	$62.8	$62.8	$—	$—
Bonds - restricted cash	40.1	40.1	—	40.1	—
Fuel hedges - other current assets	3.1	3.1	—	3.1	—
Commodity hedges - other current assets	1.0	1.0	—	1.0	—
Total assets	$107.0	$107.0	$62.8	$44.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.4	$0.4	$—	$0.4	$—
Commodity hedges - other accrued liabilities	1.2	1.2	—	1.2	—
Total debt	7,070.5	8,099.2	—	8,099.2	—
Total liabilities	$7,072.1	$8,100.8	$—	$8,100.8	$—
The fair value of our fixed rate senior notes and debentures using observable market inputs was $6.4 billion and $6.9 billion as of December 31, 2013 and 2012, respectively. The carrying value of these notes and debentures was $5.8 billion as of December 31, 2013 and 2012. The carrying amounts of our remaining notes payable and tax-exempt financing approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 9, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	COMMITMENTS AND CONTINGENCIES
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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities; and (2) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $51 million relating to our outstanding legal proceedings as of December 31, 2013, including those described herein and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $67 million higher than the amount recorded as of December 31, 2013.
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
As is discussed in Note 8, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2013 is $82.7 million, of which $9.9 million is expected to be paid during the next twelve months. We believe the reasonably possible range of loss for remediation costs is $53 million to $153 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries, Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.
Bridgeton Landfill Matters
As is discussed in Note 8, Landfill and Environmental Costs, in June 2013, we recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri of $108.7 million to manage the remediation area and monitor the site. As of December 31, 2013, the remediation liability recorded for this site is $93.9 million, of which $30.9 million is expected to be paid during the next twelve months. We believe the remaining reasonably possible range of loss for remediation costs is $63.0 million to $342.0 million.
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
Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 23 years. Rent expense during the years ended December 31, 2013, 2012 and 2011 was $47.8 million, $46.0 million and $49.9 million, respectively.
Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2013 are as follows:

2014	26.1
2015	21.6
2016	18.3
2017	17.6
2018	14.5
Thereafter	64.0
$162.1

Unconditional Purchase Commitments
Royalties
We have entered into agreements to pay royalties to prior landowners, lessors or host communities, based on waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfills.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposal Agreements
We have several agreements expiring at various dates through 2033 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2013 are as follows:

2014	266.7
2015	58.4
2016	38.4
2017	34.4
2018	29.3
Thereafter	231.3
$658.5
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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2013	2012
Letters of credit	$782.7	$1,007.6
Surety bonds	2,819.9	2,741.5
The letters of credit used $722.1 million and $909.4 million as of December 31, 2013 and 2012, respectively, of availability under our Credit Facilities. Surety bonds subject to expiration will expire on various dates through 2037.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our restricted cash and marketable securities as of December 31:

	2013	2012
Financing proceeds	$21.9	$24.7
Capping, closure and post-closure obligations	56.0	54.8
Self-insurance	88.4	81.3
Other	3.4	3.4
Total restricted cash and marketable securities	$169.7	$164.2
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,175.6 million was outstanding as of December 31, 2013. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $15.8 million and $23.4 million as of December 31, 2013 and 2012.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenue	$1,998.6	$2,111.7	$2,165.4	$2,141.5
Operating income	274.2	181.2	352.3	402.6
Net income	124.9	56.4	171.1	236.7
Net income attributable to Republic Services, Inc.	124.6	56.3	171.4	236.6
Diluted earnings per common share	0.34	0.15	0.47	0.65
2012:
Revenue	$1,982.4	$2,060.6	$2,046.9	$2,028.3
Operating income	326.9	387.0	317.9	288.8
Net income	142.8	149.5	152.8	127.0
Net income attributable to Republic Services, Inc.	142.9	149.2	152.7	127.0
Diluted earnings per common share	0.38	0.40	0.42	0.35

During the years ended December 31, 2013 and 2012, environmental remediation charges were incurred at our closed Bridgeton Landfill in Missouri. See Note 8, Landfill and Environmental Costs, for a summary of these charges. During 2013 and 2012, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund. See Note 11, Employee Benefit Plans, for a summary of our withdrawal and the related estimated withdrawal liability. During the fourth quarter of 2013, we reduced our valuation allowance related to certain deferred tax assets for state net operating loss carryforwards. See Note 10, Income Taxes, for a summary regarding this valuation allowance adjustment.

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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2013, based on the specified criteria.
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
Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2013 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercised Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	10.5	$28.91	33.5
Equity compensation plans not approved by security holders	—	—	—
Total	10.5	$28.91	33.5
 ____________

(a)
Includes our Amended and Restated 1998 Stock Incentive Plan, 2006 Incentive Stock Plan and Amended and Restated 2007 Stock Incentive Plan (the Plans). Also includes our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 10,425,293 stock options, 997,016 shares of restricted stock and shares underlying restricted stock units, and 33,378 shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock and restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 32,628,064 shares under our Plans and 873,022 shares under our ESPP.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

4.3
Second Supplemental Indenture, dated as of March 21, 2005 by Republic Services, Inc. to The Bank of New York, as trustee, including the form of 6.086% Note due March 15, 2035 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

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

4.14
Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2012).

4.15
First Supplemental Indenture, dated as of May 21, 2012, to the Indenture dated as of May 21, 2012, by and among Republic Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, including the form of 3.55% Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 21, 2012).

4.16
Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., as borrower, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, the other lenders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 21, 2011).

4.17
Amendment No. 1, dated as of May 8, 2012, to the Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 8, 2012).

4.18
Amendment No. 2, dated as of October 29, 2012, to the Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

4.19
Amendment No. 3, dated as of July 24, 2013, to the Amended and Restated Credit Agreement, dated as of April 20, 2011, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.20
Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., as borrower, Bank of America N.A., as administrative agent, swing line lender and L/C issuer and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 8, 2012).

4.21
Amendment No. 1, dated as of October 29, 2012, to the Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

4.22
Amendment No. 2, dated as of July 24, 2013, to the Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.23
Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

Exhibit Number	Description
4.24
First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

4.25
First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.26
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

4.27
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
10.7+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).

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

Exhibit Number	Description
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
10.22+
Employment Agreement, effective as of March 30, 2012, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2012).

10.23+
Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.24+
Amended and Restated Employment Agreement, effective May 14, 2009, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.25+
Retirement Agreement, dated June 22, 2012, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.26+
Offer Letter, dated December 12, 2012, by and between Glenn A. Culpepper and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 18, 2012).

10.27+
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

10.31+
Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective as of October 30, 2013, by and between Republic Services, Inc. and Michael Rissman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Description
10.32+
Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc. (incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.33+
Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 3 of Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001).

10.34+
First Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of August 8, 2001 (incorporated by reference to Exhibit 4.14 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.35+
Second Amendment to the Allied Waste Industries, Inc. 1991 Incentive Stock Plan, dated as of December 12, 2002 (incorporated by reference to Exhibit 10.49 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.36+
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

10.39+
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

10.41+
Form of Nonqualified Stock Option Agreement under the Amended and Restated Allied Waste Industries, Inc. 1991 Incentive Stock Plan (incorporated by reference to Exhibit 10.01 of Allied’s Current Report on Form 8-K dated January 5, 2006).

10.42+
Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Employees) under the Allied Waste Industries, Inc. 1991 Incentive Stock Plan and the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.43+
Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.44+
First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.02 of Allied’s Current Report on Form 8-K dated February 14, 2006).

10.45+
Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.123 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.46+
Republic Services, Inc. 2005 Non-Employee Director Equity Compensation Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.47+
Form of Stock Option Agreement under the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Allied’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.48+
Amendment to Certain Allied Waste Industries, Inc. Equity Award Agreements (Global — Directors) under the Allied Waste Industries, Inc. 1994 Non-Employee Director Stock Option Plan and the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.49+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

Exhibit Number	Description
10.50+
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

10.52+
First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.53+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.54+
Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.55+
Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.56+
Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.57+
Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.58+
Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.59+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.60+
Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
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

Date:	February 12, 2014	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2014
Donald W. Slager

/s/ GLENN A. CULPEPPER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2014
Glenn A. Culpepper

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2014
Brian A. Goebel

/s/ JAMES W. CROWNOVER	Chairman of the Board of Directors	February 12, 2014
James W. Crownover

/s/ TOMAGO COLLINS	Director	February 12, 2014
Tomago Collins

/s/ ANN E. DUNWOODY	Director	February 12, 2014
Ann E. Dunwoody

/s/ WILLIAM J. FLYNN	Director	February 12, 2014
William J. Flynn

/s/ MICHAEL LARSON	Director	February 12, 2014
Michael Larson

/s/ NOLAN LEHMANN	Director	February 12, 2014
Nolan Lehmann

/s/ W. LEE NUTTER	Director	February 12, 2014
W. Lee Nutter

/s/ RAMON A. RODRIGUEZ	Director	February 12, 2014
Ramon A. Rodriguez

/s/ ALLAN C. SORENSEN	Director	February 12, 2014
Allan C. Sorensen

/s/ JOHN M. TRANI	Director	February 12, 2014
John M. Trani